Form 10-K
period 2012-12-31
Aon plc
filed 2013-02-22
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-7933

Aon plc
(Exact name of registrant as specified in its charter)

ENGLAND AND WALES (State or Other Jurisdiction of Incorporation or Organization)	98-1030901 (I.R.S. Employer Identification No.)
8 DEVONSHIRE SQUARE, LONDON, ENGLAND (Address of principal executive offices)	EC2M 4PL (Zip Code)

+44 20 7623 5500
(Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange	Title of Each Class on Which Registered
Class A Ordinary Shares, $0.01 nominal value	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

         As of June 30, 2012, the aggregate market value of the registrant's Class A Ordinary Shares held by non-affiliates of the registrant was $15,082,178,035 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.

         Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of January 31, 2013: 311,573,644.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon plc's Proxy Statement for the 2013 Annual General Meeting of Shareholders to be held on May 17, 2013 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

 PART I

Item 1.    Business.

OVERVIEW

        Aon plc's strategy is to be the preeminent professional service firm in the world, focused on the topics of risk and people. Aon plc (which may be referred to as "Aon," "the Company," "we," "us," or "our") is the leading global provider of risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Our predecessor, Aon Corporation, was incorporated in 1979 under the laws of Delaware. Aon is the parent corporation of both long-established and acquired companies. On April 2, 2012, we completed the change of our jurisdiction of incorporation from Delaware to the U.K. and moved our corporate headquarters to London. Additionally, we completed a reorganization of our corporate structure of the group of companies controlled by our predecessor, Aon Corporation, as holding company of the Aon group, pursuant to which Aon Corporation merged with one of its indirect, wholly-owned subsidiaries and Aon plc became the publicly-held parent company of the Aon group. We sometimes refer to this transaction herein as the Redomestication. Moving our global headquarters to the U.K. is expected to enhance our focus on growth, product and broking innovations at Aon Broking, talent development and financial flexibility. The transaction is expected to support our strategy and is expected to deliver significant value to our shareholders.

        We have approximately 65,000 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.

        We serve clients through the following reportable segments:

  •
  Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

  •
  HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation and talent management strategies.

        Our clients are globally diversified and include all segments of the economy (individuals through personal lines, mid-market companies and large global companies) and every industry in the economy in over 120 countries globally. This diversification of our customer base provides stability in different economic scenarios that may affect specific industries, customer segments or geographies.

        Over the last five years we have focused our portfolio on higher margin, capital light professional services businesses that have high recurring revenue streams and strong free cash flow generation. Aon drives its capital decision making process around return on invested capital ("ROIC"). This focus on ROIC, measured on a cash on cash basis, led to a number of significant portfolio changes:

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

        Following the acquisitions of Benfield in 2008 and Hewitt in 2010, the Company has successfully transformed the portfolio towards higher-margin, capital light professional services businesses with 66% of total revenues in Risk Solutions and 34% of total revenues in HR Solutions, resulting in higher-margin recurring revenue streams and strong free cash flow generation characteristics.

BUSINESS SEGMENTS

Risk Solutions

        The Risk Solutions segment generated approximately 66% of our consolidated total revenues in 2012, and has approximately 31,000 employees worldwide. We provide risk and insurance brokerage and related services in this segment.

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

        Our employees draw upon our global network of resources, industry-leading data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our clients' risk management needs, we are able to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the ten most important criteria that our clients believe are critical to managing their total cost of risk.

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

        Our health and benefits consulting practice advises clients about structuring, funding, and administering employee benefit programs, which attract, retain, and motivate employees. Benefits consulting and brokerage includes health and welfare, executive benefits, workforce strategies and productivity, absence management, data-driven health, compliance, employee commitment, and elective benefits services.

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

        We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Benfield Securities provides global capital management transaction and advisory services for insurance and reinsurance clients. In this capacity, Aon Benfield Securities is recognized as a leader in:

  •
  the structuring, underwriting and trading of insurance-linked securities;

  •
  the arrangement of financing for insurance and reinsurance companies, including Lloyd's syndicates; and

  •
  providing advice on strategic and capital alternatives, including mergers and acquisitions.

        In addition, our Inpoint business is a leading provider of consulting services to the insurance and reinsurance industry, helping carriers improve their performance to achieve growth and profitability.

Compensation

        Our Risk Solutions segment generates revenues through commissions, fees from clients, and compensation from insurance and reinsurance companies for services we provide to them. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer or reinsurer, and the capacity in which we act. Payment terms are consistent with current industry practice.

        We typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit to and from insurers. These funds held on behalf of clients are generally invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. We earn interest on these accounts; however, the principal is segregated and not available for general operating purposes.

Competition

        The Risk Solutions business is highly competitive and very fragmented, and we compete with two other global insurance brokers, Marsh & McLennan Companies, Inc. and Willis Group Holdings Ltd., as well as numerous specialists, regional and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses that do not fall into the categories above, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.

Seasonality

        The Risk Solutions segment typically experiences higher revenues in the first and fourth calendar quarters of each year, primarily due to the timing of policy renewals.

HR Solutions

        The HR Solutions segment generated approximately 34% of our consolidated total revenues in 2012, and has approximately 29,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific region.

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

        Aon Hewitt offers a broad range of human capital services in the following practice areas:

        Retirement specializes in providing global actuarial services, defined contribution consulting, pension de-risking, tax and ERISA consulting, and pension administration.

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

        Investment consulting advises public and private companies, other institutions and trustees on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations.

        Benefits Administration applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

        Exchanges is building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

        Human Resource Business Process Outsourcing ("HR BPO") provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as absence management, flexible spending, dependent audit and participant advocacy.

Compensation

        HR Solutions revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverages, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.

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

Licensing and Regulation

        Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, as well as U.S. federal and state laws. See the discussion contained in the "Risk Factors" section in Part I, Item 1A of this report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

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

        Further, certain of our business activities within the Risk Solutions segment are governed by other regulatory bodies, including investment, securities and futures licensing authorities. In the U.S., we use Aon Benfield Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority ("FINRA") and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities.

        Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this annual report.

        In or around June 2005 , the reinsurance brokerage business of a U.K.-based Aon subsidiary placed two reinsurance policies on behalf of insurance carriers Asia Insurance Company and Central Insurance Iran (Bimeh Markazi) (the "Primary Carriers"), each of which is believed to be affiliated with the Government of Iran. Each policy related to the reinsurance of a portion of the Primary Carriers' insurance coverage of Mahan Air, an Iranian airline that, on October 12, 2011, was added to the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury. Beginning around June 2006, in connection with a loss covered by the reinsurance policies, the Primary Carriers sought to recover approximately $600,000 in reinsurance claims on behalf of Mahan Air. The claims funds were remitted by reinsurers to the Aon U.K. subsidiary, but, pursuant to company policy, the Aon subsidiary placed a hold on the funds and did not release the payment to the Primary Carriers due to the involvement of Specially Designated Nationals ("SDNs"). These activities occurred prior to the date on which the Aon U.K. subsidiary became subject to what is now the Iranian Transactions and Sanctions Regulations, 31 C.F.R. Part 560.

        During 2012, a representative of the Primary Carriers inquired on two occasions as to whether the funds could be released. On both occasions, the Aon U.K. subsidiary advised that due to Aon policy, the funds could not be released because of Mahan Air's status as an SDN. The Aon U.K. subsidiary did not earn any revenue or net income in 2012 from these activities, and it intends to continue to hold the property in accordance with company policy and applicable laws.

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

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2012. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2012.

Segmentation of Activity by Type of Service and Geographic Area of Operation

        Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 18 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Employees

        At December 31, 2012, we employed approximately 66,000 employees, of which approximately 23,000 worked in the U.S.

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

Website Access to Reports and Other Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Finance Committees, our Governance Guidelines and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

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

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in industry parlance as softening of the insurance market, could adversely affect our Risk Solutions business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. A growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients, by hampering our ability to place insurance and reinsurance business or by exposing us to error and omissions claims, referred to here as E&O claims.

        The results of our HR Solutions business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy or liquidate their operations, our revenues and/or collectibility of receivables could be adversely affected. In addition, our revenues from many of our outsourcing contracts depend upon the number of our clients' employees or the number of participants in our clients' employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients' workforce. Reduced demand for our services could increase price competition. Some portion of our services may be considered by our clients to be more discretionary in nature and thus, demand for these services may be impacted by reductions in economic activity.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our Risk Solutions segment is based on service, product features, price, commission structure, financial strength and ability to access certain insurance markets and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.

        Our HR Solutions segment competes with a large number of independent firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world. Many of our competitors in this area are expanding the services they offer or reducing prices in an attempt to gain additional business. Additionally, some competitors have established, and are likely to continue to establish, cooperative relationships among themselves or with third parties to increase their ability to address client needs.

        Competitors in each of our lines of business may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to clients, which could have an adverse effect on our revenues and profit margin.

Financial Risks

  Uncertainty surrounding the ability of various European countries to satisfy their debt obligations, questions surrounding the future of the Eurozone, instability surrounding economic conditions in Europe and the Euro generally could each have an adverse impact on our business, financial condition, operating results, liquidity and prospects for growth.

        Continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets. This instability has in turn led to questions regarding the future viability of the Euro as the common currency for the area as various scenarios could result in some countries choosing to return to their former local currencies in an effort to regain control over their domestic economies. This uncertainty has had a dampening effect on growth potential in Europe, and if it continues to deteriorate, may have a material negative impact on our European business as well as that of our clients. Further, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets or profitability denominated in that currency, potentially result in charges to our statement of operations and reduce the usefulness of liquidity alternatives denominated in that currency such as our Euro Credit Facility.

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

  Our pension obligations could adversely affect our shareholders' equity, net income, cash flow and liquidity.

        To the extent that the pension obligations associated with our major plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In certain years there have been declines in interest rates. As a result of lower interest rates and investment returns, the present value of plan liabilities increased faster than the value of plan assets, resulting in higher unfunded positions in several of our major pension plans.

        We currently plan to contribute approximately $548 million to our major pension plans in 2013, although we may elect to contribute more. Total cash contributions to these pension plans in 2012 were $638 million, which was an increase of $161 million when compared to 2011.

        The significance of our worldwide pension plans means that our pension contributions and expense are comparatively sensitive to various market factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant changes to our financial position and results of operations from year to year.

        The periodic revision of pension assumptions can materially change the present value of expected future benefits, and therefore the funded status of the plans and resulting net periodic pension expense. Changes in our pension benefit obligations and the related net periodic pension expense or credits may occur in the future due to any variance of actual results from our assumptions. As a result, there can be no assurance that we will not experience future changes in the funded status of our plans, shareholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those that have been estimated.

  We have debt outstanding that could adversely affect our financial flexibility.

        As of December 31, 2012, we had total consolidated debt outstanding of approximately $4.2 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures.

        We have two primary committed credit facilities outstanding, one contracted in the U.S., and the other contracted in Europe. The U.S. facility totals $400 million and matures in March 2017. It is intended as a back-up against commercial paper or to address capital needs. The Euro facility totals €650 million ($860 million based on exchange rates at December 31, 2012) and matures in October 2015. It is intended to be used as a revolving working capital line. At December 31, 2012, we had no borrowings under either of these credit facilities. Both facilities require certain representations and warranties to be made before drawing and both have similar financial covenants. At December 31, 2012, we could make all representations and warranties and were in compliance with all financial covenants.

        A substantial portion of our outstanding debt contains financial and other covenants. The terms of this indebtedness may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions.

        Our ability to make interest and principal payments, to refinance our debt obligations and to fund planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. It will also reduce the availability to use that cash for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes.

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

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2012 were BBB+ with a stable outlook (Standard & Poor's and Fitch, Inc.) and Baa2 with a stable outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's).

  Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

        Operating funds available for corporate use and funds held on behalf of clients and insurers were $637 million and $4.0 billion, respectively, at December 31, 2012. These funds are reported in Cash and cash equivalents, Short-term investments, and Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2012, these long-term investments had a carrying value of $165 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions, financial stability of the investees and other factors beyond our control affect the value of our long-term investments. And, our cash holdings, including cash held in our fiduciary capacity, are subject to the credit, liquidity and other risks faced by our financial institution counterparties.

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

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in exchange rates of currencies other than our functional currency, the U.S. Dollar. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our five largest exposures are the British Pound, Euro, Australian Dollar, Canadian Dollar and Indian Rupee. Historically, more than half of our operating income has been non-U.S. Dollar denominated, therefore, a weaker U.S. Dollar versus the Euro, Australian Dollar and Canadian Dollar, would produce more profitable results in our consolidated financial statements. We also face transactional exposure between the U.S. Dollar revenue and British Pound expense. In the U.K., part of our revenue is denominated in U.S. Dollars, although our operating expenses are denominated in British Pounds. Therefore, a stronger U.S. Dollar versus the British Pound would produce more profitable results in our consolidated financial statements. We would also benefit from a stronger U.S. Dollar versus the Indian Rupee. Additionally, we have exposures to emerging market currencies, which can have significant currency volatility. An increase in the value of the U.S. Dollar relative to foreign currencies could increase the cost to our customers in foreign markets where we receive our revenue in U.S. Dollars, and a weakened U.S. Dollar could potentially affect demand for our services.

        Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and changes in exchange rates may adversely affect our results.

  We may not realize all of the expected benefits from our Aon Hewitt restructuring plan.

        In 2010, after completion of the acquisition of Hewitt, we announced a global restructuring plan referred to as the Aon Hewitt Plan. The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined organization. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, all of which will be included in our Consolidated Statements of Income, primarily encompassing workforce reduction and real estate rationalization costs. The total estimated cost of $325 million consists of approximately $192 million in employee termination costs and approximately $133 million in real estate rationalization costs. An estimated 2,000 positions globally, predominantly non-client facing, are expected to be eliminated as part of the Aon Hewitt Plan. As of December 31, 2012, in excess of 1,900 jobs have been eliminated under this plan and $255 million of charges have been recognized in our Consolidated Statements of Income.

        We expect to achieve total annual savings of $355 million in 2013, including approximately $280 million of annual savings related to the Aon Hewitt Plan, of which $52 million is expected to be achieved in Risk Solutions and $228 million is expected to be achieved in HR Solutions, and additional savings in areas such as information technology, procurement and public company costs. Actual total savings, costs and timing may vary materially from those estimated due to changes in the scope or assumptions underlying the restructuring plan. We therefore cannot assure that we will achieve the targeted savings.

  The expected benefits of our Redomestication may not be realized or may be offset in whole or in part by related costs.

        There can be no assurance that all of the goals of our Redomestication will be achievable, particularly as the achievement of the benefits are, in many important respects, subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts, and U.K. and U.S. taxing authorities.

        Our effective tax rates and the benefits anticipated from the Redomestication are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S., the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

        The Redomestication will result in an increase in some of our ongoing expenses and require us to incur some new expenses, including those related to relocating employees to our U.K. offices, complying with U.K. corporate and tax laws, and holding board meetings in the U.K. These additional expenses could serve to reduce or offset the benefits realized from the Redomestication.

  Despite our Redomestication, we may nonetheless be treated as a U.S. corporation for U.S. federal tax purposes.

        Generally for U.S. federal tax purposes, a corporation is considered a tax resident in the place of its incorporation. Because we are incorporated under U.K. law, we should be a U.K. corporation and a U.K. tax resident under these general rules. However, Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the "Code") generally provides that a corporation organized outside the U.S. which acquires substantially all of the assets of a corporation organized in the U.S. will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes if former shareholders of the acquired U.S. corporation own at least 80 percent (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition and the expanded affiliated group does not have "substantial business activities" in the country in which the acquiring foreign corporation is organized. Pursuant to the Redomestication, we acquired directly or indirectly all of Aon Corporation's assets, and immediately after the merger, former Aon Corporation stockholders held 100 percent of the Company by reason of their prior stock ownership of Aon Corporation. As a result, our expanded affiliated group must have substantial business activities in the U.K. after the merger in order for the Company not to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. There is no applicable "safe harbor" or other guidance that confirms whether an expanded affiliated group's business activities in a country of incorporation are deemed to be substantial. Therefore, it is possible that the Internal Revenue Service ("IRS") could interpret the Section 7874 "anti-inversion" rules so as to treat the Company as a U.S. corporation after the consummation of the merger and that such an IRS position would be sustained in litigation. Moreover, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the merger or any subsequent actions.

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

        We and our other non-U.S. affiliates will conduct our operations in a manner intended to ensure that we and our non-U.S. affiliates do not engage in the conduct of a U.S. trade or business. However, on the assumption that we are not treated as a U.S. corporation by virtue of Code Section 7874 described above, if we or any of our non-U.S. affiliates is or are engaged in a trade or business in the U.S., we or our non-U.S. affiliates would be required to pay U.S. corporate income tax on income that is subject to the taxing jurisdiction of the U.S. If this occurs, our results of operations may be adversely affected. In any event, Aon Corporation and any U.S. subsidiaries will be subject to U.S. corporate income tax on any worldwide income of any such U.S. company, and Aon Corporation's foreign subsidiaries may be subject to U.S. corporate income tax on income that is effectively connected with the conduct of a U.S. trade or business.

  HM. Revenue and Customs, or HMRC, may disagree with our conclusions on the U.K. tax treatment of the merger, or relevant U.K. legislation may be subject to change.

        We have obtained a ruling from HMRC that, following the Redomestication, the "temporary period exemption" from the U.K.'s controlled foreign company rules will apply such that, subject to certain conditions and limitations based on our facts and circumstances, we will not be subject to tax on the profits of any controlled company that is resident in a foreign jurisdiction under the controlled foreign company ("CFC") rules until 24 months after the end of the accounting period in which the merger occurs, subject to any changes of legislation. On March 29, 2012, the U.K. Government published the Finance (No 4) Bill, which proposed major reforms to the CFC rules for accounting periods beginning on or after January 1, 2013. The proposed transitional rules would preserve the temporary period exemption for exempt periods beginning before the new rules come into force. While HMRC cannot provide any assurance in respect of the application of legislation that has not been enacted, we are of the view based on the Government's proposals and published draft legislation that the new CFC rules should not have a material adverse effect on our tax treatment in the U.K. if enacted in their current form. However, to the extent that the Finance (No 4) Bill is enacted in a form different to that currently proposed, this may result in additional corporation tax liabilities becoming payable following implementation of the revised legislation.

        We have also obtained a ruling from HMRC in respect of the stamp duty and Stamp Duty Reserve Tax ("SDRT") consequences of the merger and as a result believe that we have satisfied all stamp duty and SDRT payment and filing obligations in connection with the issuance of Class A Ordinary Shares issued in connection with the merger.

        Further, if HMRC disagrees with our view of any issues in respect of which no ruling has been obtained, it may take the position that material U.K. corporation tax or SDRT liabilities or amounts on account thereof are payable by any one or more of these companies as a result of the Redomestication, in which case we expect that we would contest such assessment. To contest such assessment, we may be required to remit cash or provide security of the amount in dispute, or such lesser amount as permitted under U.K. law and acceptable to HMRC, to prevent HMRC from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. To the extent that HMRC has not provided (and we have not requested) a ruling on the U.K. tax aspects of the merger, there can be no assurance that HMRC will agree with our interpretation of the U.K. tax aspects of the merger or any related matters associated therewith.

  Our global effective tax rate is subject to a variety of different factors which could create volatility in that rate, expose us to greater than anticipated tax liabilities and cause us to adjust previously recognized tax assets and liabilities.

        We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of non-U.S. subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.

        We believe that our Redomestication should significantly improve our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.

        We also could be subject to future audits conducted by foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our Consolidated Financial Statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our results of operations to suffer.

  Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

        We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to restructuring, pensions, recoverability of assets including customer receivables, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders' Equity and Cash Flows. Changes in accounting standards could also have an adverse impact on our future Consolidated Financial Statements.

  We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.

        Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. There can be no assurances that goodwill or other long-lived asset impairment charges will not be required in the future, which could materially impact our Consolidated Financial Statements.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

        Our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to shareholders and corporate expenses. While our principal subsidiaries currently are not limited by material contractual restrictions on their abilities to pay cash dividends or to make other distributions with respect to their capital stock to us, certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate. These regulatory restrictions may limit the amounts that these subsidiaries can pay in dividends or advance to us. No assurance can be given that there will not be further regulatory actions restricting the ability of our subsidiaries to pay dividends. In addition, due to differences in tax rates, repatriation of funds from certain countries into the U.K. through the U.S. could have unfavorable tax ramifications for us.

Legal and Regulatory Risks

  We are subject to errors and omissions ("E&O") claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on the results of operations of a business line or the Company as a whole.

        We assist our clients with various matters, including placing of insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, providing investment consulting and asset management services, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our consulting business or the failure to correctly execute transactions in the human resources outsourcing business. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company's financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.

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

        Our businesses are subject to extensive U.S. federal, U.S. state and non-U.S. governmental regulation and oversight, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, carriers and third parties or by subjecting our businesses to the possibility of regulatory actions or proceedings.

        With respect to our Risk Solutions segment, this supervision generally includes the licensing of insurance brokers and agents, managing general agency or managing general underwriting operations and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Although the U.S. federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and U.S. federal taxation, trade sanctions regulation and the FCPA, do affect the insurance industry generally. For instance, several laws and regulations adopted, or proposed to be adopted, by the U.S. federal government, including the Health Insurance Portability and Accountability Act of 1996 and the Foreign Account Tax Compliance Act ("FATCA") have created additional administrative and compliance requirements for us.

        Services provided in our HR Solutions segment are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because aspects of the client's business are regulated, thereby indirectly impacting the manner in which we provide services to those clients. Changes in government regulations in the United States affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services. Recently, we have seen regulatory initiatives contribute to companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, the results of our business could be adversely affected.

        Recently, our HR Solutions business has made significant investments in health care exchanges and other product development to assist clients in de-risking their health benefits and migrate them towards a defined contribution model versus a defined benefit model. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in the HR Solutions segment, could be negatively impacted. Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

        With respect to our non-U.S. operations, we are subject to various regulations relating to, among other things, licensing, currency, policy language and terms, reserves and the amount of local investment. These various regulations also add to our cost of doing business through increased compliance expenses and increased training and employee expenses. In connection with our 2012 reorganization under a newly formed U.K. holding company, for example, we will likely incur increased costs from complying with additional local regulations and requirements such as those arising under the U.K. Companies Act.

        Moreover, U.S. legislation, such as the FCPA and FATCA discussed above, impact our non-U.S. operations by imposing requirements for the conduct of overseas operations, and non-compliance with those laws even by our non-U.S. subsidiaries can nonetheless render us liable for penalties and subject us to heightened oversight. For example, in 2011, we entered into settlement agreements with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC") relating to inadequate controls for potential FCPA violations. Those settlement agreements imposed monetary fines and the agreement with the DOJ requires that we bring to the attention of the DOJ any criminal conduct by, or criminal investigations of, Aon or any of its senior managerial employees as well as any administrative proceeding or civil action brought by any governmental authority that alleges fraud or corruption by Aon. Failure to comply with this requirement or reporting to the DOJ of any act or omission covered by this requirement could subject Aon to further penalties and regulatory scrutiny.

        In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked and be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can continue to be conducted in any given jurisdiction as it has been conducted in the past.

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

  •
  changes in regulations relating to health and welfare plans, defined contribution and defined benefit plans, and investment consulting and asset management;

  •
  additional regulations promulgated by the FSA in the U.K., or other regulatory bodies in jurisdictions in which we operate; or

  •
  additional requirements respecting data privacy and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which data can be used by us to develop or further our product offerings.

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

  We may in the future be subject to the U.K. Takeover Code, which may deter potential acquirers from proceeding with a takeover offer that could be beneficial to shareholders.

        In the United Kingdom, takeover offers for certain public companies are regulated by the U.K. City Code on Takeovers and Mergers, or the Takeover Code, which is administered by the Takeover Panel. Currently, the Takeover Code applies to public companies that have their registered offices in the United Kingdom, the Channel Islands or the Isle of Man if their securities are admitted to trading on a regulated market in the United Kingdom or on a stock exchange in the Channel Islands or the Isle of Man. The Takeover Code also applies to public companies that have their registered office in the United Kingdom, the Channel Islands or the Isle of Man but whose securities are not admitted to trading on one of the markets mentioned above if the Takeover Panel determines generally based on the residency of the company's directors — the so-called residency test — that the company has its place of central management and control in the U.K., the Channel Islands or the Isle of Man. In connection with our redomestication, the Takeover Panel confirmed that based on the residency test and on the expected residence of our directors and management, the Takeover Code would not apply to us.

        In July 2012, the Takeover Panel published a consultation paper setting out proposed amendments to the Takeover Code, including a proposal to eliminate the residency test. If this proposal is adopted, we would likely become subject to the Takeover Code.

        In summary, the Takeover Code sets out binding rules that provide a framework within which takeovers are required to be conducted and its approach differs from, and in some cases conflicts with, the approach set forth under the rules of the SEC to which we will remain subject in any event. If we become subject to the Takeover Code, we will be required to comply with these additional controls with respect to the conduct of any takeover offer for our ordinary shares, and these additional controls may create uncertainty in the process by which a takeover offer must be executed. These additional controls and attendant uncertainty may affect the willingness of potential acquirers to proceed with a takeover offer that may otherwise be beneficial to shareholders.

  As a result of increased shareholder approval requirements, we have less flexibility as an English public limited company with respect to certain aspects of capital management.

        English law imposes some restrictions on certain corporate actions by which previously, as a Delaware corporation, we were not constrained. For example, English law provides that a board of directors may only allot shares with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Our articles of association authorize the allotment of additional shares, and renewal of such authorization for additional five year terms may be sought more frequently.

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

        English law also generally prohibits a company from repurchasing its own shares by way of "off market purchases" without the prior approval of 75 percent of shareholders by special resolution. Such approval lasts for a maximum period of up to five years. English law prohibits us from conducting "on market purchases" as our shares are not traded on a recognized investment exchange in the U.K. Special resolutions were adopted to permit "off market purchases" prior to the effective time of the merger. These special resolutions will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five year terms.

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

  Our global operations expose us to various international risks that could adversely affect our business.

        Our operations are conducted globally. Accordingly, we are subject to legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including:

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

        As an example, in October 2012, Superstorm Sandy made landfall on the Northeast coast of the United States. The storm caused widespread disruption and dislocation across five states but New York and New Jersey in particular. One of our largest offices, located in lower Manhattan was closed until January 7, 2013, requiring us to relocate a large number of our employees procure temporary workspace in the area and provide for enhanced remote working and information technology support arrangements. Given that lower Manhattan serves as a hub to the insurance industry, the storm impacted many of our clients, carriers and vendors as well, some of whose operations were severely disrupted. While we believe our relocation measures and business continuity plans allowed us to effectively continue to operate our critical business functions, it is possible that the disruption of the storm on our operations and that of our clients, carriers and vendors may result in a negative effect on our results of operations and financial condition.

        Also, through our merger with Benfield, we acquired Benfield's equity stake in certain Florida-domiciled homeowner insurance companies. We maintain ongoing agreements to provide modeling, actuarial, and consulting services to these insurance companies. These firms' financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience. Reserve estimates represent informed judgments based on currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause estimates to vary. Additionally, a natural disaster occurring in Florida could increase the incidence or severity of E&O claims relating to these existing service agreements.

  Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

        Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. Superstorm Sandy, for example, impacted several of our locations in the Northeast United States, resulting in interruptions to our operations and information technology system infrastructure. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.

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

        Further, data privacy is subject to frequently changing rules and regulations, which are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data privacy are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.

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

  Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools. Conversely, investments in innovative product offerings may fail to yield sufficient return to cover their investments.

        Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of GRIP, a repository of global insurance placement information, which we use to drive better results for our clients in the insurance placement process. Our competitors are seeking to develop competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Likewise, we have invested significantly in our HR BPO business and platform. Innovations in software, cloud computing or other technologies that alter how these services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.

        On the other hand, we are continually developing and investing in innovative and novel product offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which our outside of our control. For example, our HR Solutions segment has invested substantial time and resources in launching health care exchanges under the belief that these exchanges will serve a useful role in helping corporations and individuals in the U.S. manage their growing health care expenses. But in order for these exchanges to be successful, health care insurers and corporate and individual participants have to deem them suitable to participate in, and whether those parties will find them suitable will be subject to their own particular circumstances.

  If our clients or third parties are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our professional reputation or legal liability.

        We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokering, risk management and HR solutions, so that we can understand our clients' needs and deliver solutions and services that are tailored to their needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information amongst themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.

        The nature of much of our work, especially our actuarial services in our HR Solutions business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. Similarly, in our investment consulting business, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming or data entry or management errors. A client may nonetheless claim it suffered losses due to reliance on our consulting advice. And, in addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

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

        In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:

  •
  the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs;

  •
  fluctuation in the need for insurance as the economic downturn continues, as clients either go out of business or scale back their operations, and thus reduce the amount of insurance, they procure;

  •
  the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;

  •
  the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not generally indexed for inflation and do not automatically increase with premium as does commission-based compensation;

  •
  competition from insurers seeking to sell their products directly to consumers without the involvement of an insurance broker;

In addition, our increasing focus on new product offerings within the Risk Solutions space expose us to additional risks. For example, GRIP is a relatively new and historically untested offering; it may fail to catch on within the insurance industry or conversely, if successful, may face increasing pressure from competitors who develop competing offerings. As our business, like the economy as a whole, becomes more technology focused, the speed at which our products are subject to challenge or becoming outdated is consistently increasing.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York brought charges against members of the insurance brokerage community in 2004, there has been uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, it is possible that those regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.

Risks relating primarily to our HR Solutions segment

  We may not realize all of the anticipated benefits of the acquisition of Hewitt or those benefits may take longer to realize than expected.

        Our ability to realize the anticipated benefits of the acquisition of Hewitt depends, to a large extent, on our ability to fully integrate the legacy Hewitt businesses into the Company. The acquisition and integration of a company the size of Hewitt is a complex, costly and time-consuming process. As a result, we have devoted and continue to devote significant management attention and resources to integrating Hewitt's business practices and operations with ours. The integration process may disrupt the HR Solutions business and, if not implemented effectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating successfully Hewitt's operations and our operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could seriously harm our results of operations and cash flows. In addition, the overall integration of the two companies may result in material unanticipated problems, including, among others:

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

        Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and cash flows and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if Hewitt's operations are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our ordinary shares. As a result, we cannot assure you that the acquisition of Hewitt will result in the realization of the full benefits anticipated from the transaction.

  The profitability of our outsourcing and consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.

        In our HR Solutions segment, our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, adapt to the regulatory environment, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

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

        Even though outsourcing clients typically sign long-term contracts, some of these contracts may be terminated at any time, with or without cause, by our client upon 90 to 360 days written notice. Our outsourcing clients are generally required to pay a termination fee; however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.

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

  In our investment consulting business, we advise or act on behalf of clients regarding their investments. The results of these investments are uncertain and subject to numerous factors, some of which are within our control and some which are not. Clients that experience losses or lower than expected investment returns may assert claims against us.

        Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary/agency capacity albeit without assuming title or custody over the underlying funds or assets invested. Asset classes may experience poor absolute performance; third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence or other reasons, resulting in poor investment returns or losses of some, or all, of the capital that has been invested. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control. Regardless of the cause, clients experiencing losses may assert claims against us, and these claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary/agency duties or other alleged errors or omissions.

  We rely on third parties to provide services, and their failure to perform the service could do harm to our business.

        As part of providing services to clients in our HR Solutions business, we rely on a number of third-party service providers and, in some cases, subcontractors. These third parties include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients' employees. Those third parties also include providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third-party service providers to perform in a timely manner, particularly during periods of peak demand, could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

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

Risks Related to Our Ordinary Shares

  Transfers of the Class A Ordinary Shares may be subject to stamp duty or SDRT in the U.K., which would increase the cost of dealing in the Class A Ordinary Shares.

        Stamp duty and/or SDRT are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent.

        You are strongly encouraged to hold your Class A Ordinary Shares in book entry form through the facilities of Depository Trust Company ("DTC"). Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by HMRC) before the transfer can be registered in the books of Aon UK. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 8 Devonshire Square, London, England, where we occupy approximately 225,000 square feet of space under an operating lease agreement that expires in 2018. We own one building at Pallbergweg 2-4, Amsterdam, the Netherlands (150,000 square feet). The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates

4 Overlook Point and other locations, Lincolnshire, Illinois	1,224,000	2017 – 2024
2601 Research Forest Drive, The Woodlands, Texas	414,000	2020
DLF City and Unitech Cyber Park, Gurgaon, India	413,000	2013 – 2014
200 E. Randolph Street, Chicago, Illinois	396,000	2028
2300 Discovery Drive, Orlando, Florida	364,000	2020
199 Water Street, New York, New York	319,000	2018
7201 Hewitt Associates Drive, Charlotte, North Carolina	218,000	2015

        The locations in Lincolnshire, Illinois, The Woodlands, Texas, Gurgaon, India, Orlando, Florida, and Charlotte, North Carolina, each of which were acquired as part of the Hewitt acquisition in 2010, are primarily dedicated to our HR Solutions segment. The other locations listed above house personnel from both of our reportable segments.

        In November 2011, Aon entered into an agreement to lease 190,000 square feet in a new building to be constructed in London, United Kingdom. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in 2015 when it exercises an early break option at the Devonshire Square location.

        In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2012.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 16 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Mine Safety Disclosure.

        Not applicable

Executive Officers of the Registrant

        The executive officers of Aon, their business experience during the last five years, and their ages and positions held as of February 22, 2013 are set forth below.

Name	Age	Position
Gregory C. Case	50	President and Chief Executive Officer. Mr. Case became President and Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey's Global Insurance Practice, and was a member of McKinsey's governing Shareholders' Committee. Prior to joining McKinsey, Mr. Case was with the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.
Christa Davies	41

Executive Vice President and Chief Financial Officer. Ms. Davies became Executive Vice President — Global Finance in November 2007. In March 2008, Ms. Davies assumed the additional role of Chief Financial Officer. Prior to joining Aon, Ms. Davies served for 5 years in various capacities at Microsoft Corporation, an international software company, most recently serving as Chief Financial Officer of the Platform and Services Division. Before joining Microsoft in 2002, Ms. Davies served at ninemsn, an Australian joint venture with Microsoft.

Gregory J. Besio	55

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

Philip Clement	47

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

Name	Age	Position
Matthew C. Levin	39

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

Yvan Legris	50

Global Chief Executive Officer, Consulting, Aon Hewitt. Mr. Legris joined Aon upon the completion of the merger between Aon and Hewitt Associates, Inc. and was named Global CEO of Consulting in February 2012 and named to Aon's executive committee in June 2012. Prior to assuming this role, Mr. Legris served in various senior executive roles with Aon Hewitt and Hewitt Associates, including as Chief Executive Officer, Europe, Middle East and Africa from October 2010 until February 2012, President of Consulting from October 2008 until October 2010, Managing Director in the United Kingdom from April 2005 to October 2008, as leader of the Hewitt's Client Development Group in the United Kingdom from May 2004 until April 2005, and as a Managing Consultant in the Client Development Group from September 2001 to May 2004.

Peter Lieb	57

Executive Vice President and General Counsel. Mr. Lieb was named Aon's Executive Vice President and General Counsel in July 2009. Prior to joining Aon, Mr. Lieb served as Senior Vice President, General Counsel and Secretary of NCR Corporation, a technology company focused on assisted and self-service solutions, from May 2006 to July 2009, and as Senior Vice President, General Counsel and Secretary of Symbol Technologies, Inc. from October 2003 to February 2006. From October 1997 to October 2003, Mr. Lieb served in various senior legal positions at International Paper Company, including Vice President and Deputy General Counsel. Earlier in his career, Mr. Lieb served as a law clerk to the Honorable Warren E. Berger, Chief Justice of the United States.

Stephen P. McGill	55

Group President, Aon plc and Chairman and Chief Executive Officer, Aon Risk Solutions. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 prior to being named to his current position in February 2008 and as Group President in May 2012. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Name	Age	Position
Laurel Meissner	55

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

Michael J. O'Connor	44

Chief Operating Officer, Aon Risk Solutions. Mr. O'Connor joined Aon in February 2008 and serves as Chief Operating Officer of Aon Risk Solutions. Prior to joining Aon, Mr. O'Connor spent approximately ten years at McKinsey & Company, most recently serving as a partner and a leader of the North American Financial Services practice and the North American Insurance practice.

Kristi A. Savacool	53

Chief Executive Officer, Aon Hewitt. Ms. Savacool joined Aon upon the completion of the merger between Aon and Hewitt Associates, Inc. and was named Chief Executive Officer of Aon Hewitt in February 2012. Prior to assuming this role, Ms. Savacool served as Co-Chief Executive Officer of Aon Hewitt from May 2011 and, prior to that, Chief Executive Officer of Benefits Administration for Aon Hewitt. At Hewitt, Ms. Savacool served in several senior executive positions, including Senior Vice President, Total Benefit Administration Outsourcing. Ms. Savacool joined Hewitt in July 2005. Prior to July 2005, Ms. Savacool held a number of executive management positions at The Boeing Company since 1985.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Aon's Class A Ordinary Shares, $0.01 nominal value per share, are traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data in Note 20 "Quarterly Financial Data" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        We have approximately 268 holders of record of our Class A Ordinary Shares as of January 31, 2013.

        We hereby incorporate by reference Note 11, "Shareholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

10/1/12 – 10/31/12	—	$—	—	$4,475,157,471
11/1/12 – 11/30/12	5,570,357	56.10	5,570,357	4,162,635,849
12/1/12 – 12/31/12	3,304,365	56.73	3,304,365	3,975,190,707

	8,874,722	$56.34	8,874,722	$3,975,190,707

(1)
Does not include commissions paid to repurchase shares.

(2)
In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. During the first quarter of 2012, we repurchased 2.1 million shares through this program through the open market or in privately negotiated transactions at an average price per share of $48.32 for a total cost of $100 million. As a result of the Redomestication, the 2010 Share Repurchase Plan, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital. In 2012, we repurchased 21.6 million shares at an average price per share of $52.15 for a total cost of $1.1 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.0 billion.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data

(millions except shareholders, employees and per share data)	2012	2011	2010	2009	2008

Income Statement Data
Commissions, fees and other	$11,476	$11,235	$8,457	$7,521	$7,357
Fiduciary investment income	38	52	55	74	171

Total revenue	$11,514	$11,287	$8,512	$7,595	$7,528

Income from continuing operations	$1,021	$1,006	$759	$681	$637
(Loss) income from discontinued operations (1)	(1)	4	(27)	111	841

Net income	1,020	1,010	732	792	1,478
Less: Net income attributable to noncontrolling interest	27	31	26	45	16

Net income attributable to Aon shareholders	$993	$979	$706	$747	$1,462

Basic Net Income (Loss) Per Share Attributable to Aon Shareholders (2)
Continuing operations	$3.03	$2.91	$2.50	$2.25	$2.12
Discontinued operations	—	0.01	(0.09)	0.39	2.87

Net income	$3.03	$2.92	$2.41	$2.64	$4.99

Diluted Net Income (Loss) Per Share Attributable to Aon Shareholders (2)
Continuing operations	$2.99	$2.86	$2.46	$2.19	$2.04
Discontinued operations	—	0.01	(0.09)	0.38	2.76

Net income	$2.99	$2.87	$2.37	$2.57	$4.80

Balance Sheet Data
Fiduciary assets (3)	$12,214	$10,838	$10,063	$10,835	$10,678
Intangible assets including goodwill (4)	11,918	12,046	12,258	6,869	6,416
Total assets	30,486	29,552	28,982	22,958	22,940
Long-term debt	3,713	4,155	4,014	1,998	1,872
Total equity (5)	7,805	8,120	8,306	5,431	5,415
Class A Ordinary Shares and Other Data
Dividends paid per share	$0.62	$0.60	$0.60	$0.60	$0.60
Price range:
High	57.92	54.58	46.24	46.19	50.00
Low	45.04	39.68	35.10	34.81	32.83
At year-end:
Market price	$55.61	$46.80	$46.01	$38.34	$45.68
Common shareholders	240	8,107	9,316	9,883	9,089
Shares outstanding	310.9	324.4	332.3	266.2	271.8
Number of employees	64,725	62,443	59,100	36,200	37,700

(1)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009) and CICA and Sterling Life Insurance Company (both sold in 2008).

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF 2012 FINANCIAL RESULTS

        On April 2, 2012, we completed the Redomestication, moving our corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $26 million in 2012. We anticipate that we will incur an additional $4 million of costs through 2013 related to the headquarters relocation. We believe the Redomestication will strengthen our long term strategy by:

  •
  Enabling Risk Solutions to deliver superior value to our clients by improving execution on the Aon Broking strategy;

  •
  Expanding the HR Solutions portfolio penetration, especially within consulting, which already has a significant presence in the U.K. and EMEA;

  •
  Enhancing our Risk Solutions' relationship with, and integration into, London markets;

  •
  Increasing our connection to emerging markets, accelerating our ability to grow there, and further aligning our strategy with underwriters and carriers who are also targeting these high growth markets;

  •
  Strengthening our international brand awareness and positioning as a global firm;

  •
  Advancing our talent strategy through better development, retention and acquisition of professional talent, with a special focus on London's insurance talent; and

  •
  Optimizing our fiscal planning and capital allocation and reducing our global tax rate in a manner that provides us with the increased flexibility to properly invest in our growth.

        During 2012, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe and a significant decline in investment income due to lower short-term interest rates globally. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and competitive pressures across continental Europe.

The following is a summary of our 2012 financial results:

  •
  Revenue increased $227 million, or 2%, to $11.5 billion in 2012 due primarily to solid organic revenue growth of 4% in both the Risk Solutions and HR Solutions segments, partially offset by a 2% unfavorable impact from foreign currency. The increase in revenue was driven primarily by strong management of the renewal book portfolio across all regions and solid new business growth in Asia and other emerging markets, as well as solid growth across our Reinsurance business and new client wins in our HR Solutions segment.

  •
  Operating expenses increased $227 million, or 2%, from the prior year to $9.9 billion in 2012, primarily as a result of organic revenue growth of 4%, higher intangible asset amortization expenses of $61 million, and an increase in headquarters relocation costs of $21 million, partially offset by benefits achieved from the restructuring plans, a decrease in Hewitt related integration costs of $47 million, $18 million related to the write-off of legacy receivables in 2011, and a decrease in restructuring charges of $12 million.

  •
  Our consolidated operating margin from continuing operations for the year on a U.S. generally accepted accounting principles ("GAAP") basis was 13.9% in 2012, a decrease of 20 basis points from our operating margin of 14.1% in 2011.

  •
  Net income from continuing operations attributable to Aon shareholders was $994 million, an increase of $19 million, or 2%, from $975 million in 2011.

  •
  Cash flows from operating activities was a record $1.4 billion in 2012, an increase of $401 million, or 28%, from $1.0 billion in 2011.

        We historically have focused on three key metrics that we communicate to shareholders: grow organically, expand margins, and increase earnings per share. Beginning in the fourth quarter of 2012, and going forward, we will add free cash flow to our key metrics given its fundamental importance to both the value of the firm and how we think about value creation for shareholders. The following is our measure of performance against these four metrics for 2012:

  •
  Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — General" below, was 4% in 2012, demonstrating continued improvement compared to the prior year's 2% organic revenue growth. Organic revenue growth was driven by solid growth across our businesses in both Risk and HR Solutions. In Risk Solutions, strong management of the renewal book portfolio across all regions, solid new business growth in Asia and other emerging markets, and growth across our treaty business in Reinsurance drove organic revenue growth. In HR Solutions, organic growth was driven by new client wins in outsourcing and increased demand across consulting.

  •
  Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — General" below, was 18.6% for Aon overall, 21.7% for the Risk Solutions segment, and 16.6% for the HR Solutions segment in 2012. In 2011, adjusted operating margin was 19.0% for Aon overall, 21.6% for the Risk Solutions segment, and 17.6% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment reflects strong organic revenue growth and restructuring savings, partially offset by investments in Asia, Latin America and GRIP solutions, as well as lower investment income. The decrease in adjusted operating margin for both the HR Solutions segment and Aon overall reflects significant investment in new growth opportunities in health care exchanges and HR BPO and anticipated pricing compression in our benefits administration business, partially offset by new client wins.

  •
  Adjusted diluted earnings per share from continuing operations attributable to Aon shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — General" below, was $4.21 per share in 2012, an increase of $0.15 per share, or 4%, from $4.06 per share in 2011. The increase demonstrates solid operational performance and effective capital management despite a difficult business environment, as well as the impact of $1.1 billion of share repurchases during 2012.

  •
  Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — General" below, was $1.2 billion in 2012, an increase of $373 million, or 48%, from $777 million in 2011. The increase in free cash flow from the prior year was driven by record cash flow from operations of $1.4 billion in 2012.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

        We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations. Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items. Supplemental information related to organic growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages to the reported Commissions, fees and other revenue growth percentages, has been provided in the "Review by Segment" caption, below.

Adjusted Operating Margins

        We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margin excludes the impact of certain items, including restructuring charges, intangible asset amortization and headquarters relocation costs. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

        Reconciliations of this non-GAAP measure to the reported operating margin is as follows (in millions):

Year Ended December 31, 2012	Total Aon (1)	Risk Solutions	HR Solutions

Revenue — U.S. GAAP	$11,514	$7,632	$3,925

Operating income — U.S. GAAP	$1,596	$1,493	$289
Restructuring charges	101	35	66
Intangible asset amortization	423	126	297
Headquarters relocation costs	24	—	—

Operating income — as adjusted	$2,144	$1,654	$652

Operating margins — U.S. GAAP	13.9%	19.6%	7.4%
Operating margins — as adjusted	18.6%	21.7%	16.6%

Year Ended December 31, 2011	Total Aon (1)	Risk Solutions	HR Solutions

Revenue — U.S. GAAP	$11,287	$7,537	$3,781

Operating income — U.S. GAAP	$1,596	$1,413	$336
Restructuring charges	113	65	48
Legacy receivables write-off	18	18	—
Intangible asset amortization	362	129	233
Transaction related costs — UK reincorporation	3	—	—
Hewitt related costs	47	—	47

Operating income — as adjusted	$2,139	$1,625	$664

Operating margins — U.S. GAAP	14.1%	18.7%	8.9%
Operating margins — as adjusted	19.0%	21.6%	17.6%

Year Ended December 31, 2010	Total Aon (1)	Risk Solutions	HR Solutions

Revenue — U.S. GAAP	$8,512	$6,989	$1,545

Operating income — U.S. GAAP	$1,244	$1,328	$121
Restructuring charges	172	115	57
Intangible asset amortization	154	114	40
Pension adjustment	49	—	—
Hewitt related costs	40	—	19
Anti bribery and compliance initiatives	9	9	—

Operating income — as adjusted	$1,668	$1,566	$237

Operating margins — U.S. GAAP	14.6%	19.0%	7.8%
Operating margins — as adjusted	19.6%	22.4%	15.3%

(1)
Includes unallocated expenses and the elimination of intersegment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

        We also use adjusted diluted earnings per share from continuing operations as a measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization and headquarters relocation costs, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

        Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

Year Ended December 31, 2012	U.S. GAAP	Adjustments	As Adjusted

Operating income	$1,596	$548	$2,144
Interest income	10	—	10
Interest expense	(228)	—	(228)
Other income	3	2	5

Income from continuing operations before income taxes	1,381	550	1,931
Income taxes	360	144	504

Income from continuing operations	1,021	406	1,427
Less: Net income attributable to noncontrolling interests	27	—	27

Income from continuing operations attributable to Aon shareholders	$994	$406	$1,400

Diluted earnings per share from continuing operations	$2.99	$1.22	$4.21

Weighted average common shares outstanding — diluted	332.6	332.6	332.6

Year Ended December 31, 2011	U.S. GAAP	Adjustments	As Adjusted

Operating income	$1,596	$543	$2,139
Interest income	18	—	18
Interest expense	(245)	—	(245)
Other income (expense)	15	19	34

Income from continuing operations before income taxes	1,384	562	1,946
Income taxes	378	153	531

Income from continuing operations	1,006	409	1,415
Less: Net income attributable to noncontrolling interests	31	—	31

Income from continuing operations attributable to Aon shareholders	$975	$409	$1,384

Diluted earnings per share from continuing operations	$2.86	$1.2	$4.06

Weighted average common shares outstanding — diluted	340.9	340.9	340.9

Year Ended December 31, 2010	U.S. GAAP	Adjustments	As Adjusted

Operating income	$1,244	$424	$1,668
Interest income	15	—	15
Interest expense	(182)	14	(168)
Other income (expense)	(18)	—	(18)

Income from continuing operations before income taxes	1,059	438	1,497
Income taxes	300	133	433

Income from continuing operations	759	305	1,064
Less: Net income attributable to noncontrolling interests	26	—	26

Income from continuing operations attributable to Aon shareholders	$733	$305	$1,038

Diluted earnings per share from continuing operations	$2.46	$1.02	$3.48

Weighted average common shares outstanding — diluted	298.1	298.1	298.1

Free Cash Flow

        We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a measure of our core operating performance. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures.

Years Ended December 31,	2012	2011	2010

Cash flow provided by operations-U.S. GAAP	$1,419	$1,018	$783
Less: Capital expenditures	269	241	180

Free cash flow	$1,150	$777	$603

Impact of Foreign Exchange Rate Fluctuations

        Because we conduct business in more than 120 countries, foreign exchange rate fluctuations can have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results. For comparative purposes, the methodology used to calculate this impact is intended to isolate the impact of the change in currencies between periods by translating last year's revenue, expenses and net income at this year's foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.06 during the year ended December 31, 2012, on adjusted net income from continuing operations per diluted share when the Company translates prior year results at current year end foreign exchange rates for comparative purposes.

Summary of Results

        The consolidated results of continuing operations are as follows (in millions):

Years ended December 31	2012	2011	2010

Revenue:
Commissions, fees and other	$11,476	$11,235	$8,457
Fiduciary investment income	38	52	55

Total revenue	11,514	11,287	8,512

Expenses:
Compensation and benefits	6,709	6,567	5,097
Other general expenses	3,209	3,124	2,171

Total operating expenses	9,918	9,691	7,268

Operating income	1,596	1,596	1,244
Interest income	10	18	15
Interest expense	(228)	(245)	(182)
Other income (expense)	3	15	(18)

Income from continuing operations before income taxes	1,381	1,384	1,059
Income taxes	360	378	300

Income from continuing operations	1,021	1,006	759
(Loss) income from discontinued operations, after-tax	(1)	4	(27)

Net income	1,020	1,010	732
Less: Net income attributable to noncontrolling interests	27	31	26

Net income attributable to Aon shareholders	$993	$979	$706

Consolidated Results for 2012 Compared to 2011

Revenue

        Revenue increased by $227 million, or 2%, to $11.5 billion in 2012, as compared to $11.3 billion in 2011. The increase was driven by organic revenue growth of 4% for both the Risk Solutions and HR Solutions segments. Organic growth in the Risk Solutions segment was driven by solid growth across all regions, including strong new business growth for U.S. retail and continued management of the renewal book portfolio in the Americas. International organic revenue growth was driven by strong growth in Asia and in emerging markets, as well as modest growth in continental Europe. Reinsurance organic growth was driven by strong growth across global treaty, driven by favorable pricing in the near-term and new business growth, partially offset by a significant decline in capital market transactions and advisory business. Organic growth in the HR Solutions segment was driven by growth in investment consulting, pension administration services, talent and rewards, and communications consulting, as well as new client wins in HR BPO, partially offset by a modest decline in benefits administration.

Compensation and Benefits

        Compensation and benefits increased $142 million, or 2%, when compared to 2011. The increase was driven by 4% organic revenue growth, partially offset by the impact of realization of benefits from restructuring initiatives.

Other General Expenses

        Other general expenses increased by $85 million, or 3%, in 2012 compared to 2011. The increase was due largely to an increase in intangible amortization of $61 million and increased costs related to the headquarters relocation of $21 million. These increased costs were partially offset by lower restructuring charges of $12 million and restructuring savings.

Interest Income

        Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $8 million, or 44%, from 2011, due to lower average interest rates globally.

Interest Expense

        Interest expense, which represents the cost of our worldwide debt obligations, decreased $17 million, or 7%, from 2011. The decrease was due primarily to a lower average debt outstanding during the year, as well as the use of commercial paper to meet short-term working capital needs.

Other Income (Expense)

        Other income (expense) in 2012 of $3 million decreased $12 million from 2011. The decrease in income is the result of foreign exchange gains (losses) that were $26 million additional loss in 2012 and an $11 million decrease in gains related to long-term investments, partially offset by $6 million of additional income from equity method investments and $19 million loss on extinguishment of debt in 2011.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes was $1.4 billion, flat as compared to $1.4 billion in 2011.

Income Taxes

        The effective tax rate on income from continuing operations was 26.1% in 2012 and 27.3% in 2011. The 2012 rate reflects the release of a valuation allowance relating to foreign tax credits and net operating losses, partially offset by the impact of a U.K. tax rate change. The 2011 rate reflects the release of a valuation allowance relating to foreign tax credits offset partially by net unfavorable deferred tax adjustments in non-U.S. jurisdictions including the impact of a U.K. tax rate change. The underlying tax rate for continuing operations is estimated to be approximately 26.0% for 2013.

Income from Continuing Operations

        Income from continuing operations remained at $1.0 billion ($2.99 diluted net income per share) in 2012 as compared to $1.0 billion ($2.86 diluted net income per share) in 2011.

Consolidated Results for 2011 Compared to 2010

Revenue

        Revenue increased by $2.8 billion, or 33%, in 2011 compared to 2010. This increase principally reflects a $2.4 billion, or 113%, increase in the HR Solutions segment, and a $394 million, or 6%, increase in the Risk Solutions segment. The 113% increase in the HR Solutions segment was principally driven by acquisitions, primarily Hewitt in October 2010, net of dispositions, and a 2% positive impact from foreign currency exchange rates with flat organic revenue growth. The 6%

increase in the Risk Solutions segment was primarily driven by a 3% favorable impact from foreign currency exchange rates, a 2% increase in organic revenue growth reflecting the growth in both the Americas and International regions and a 1% increase from acquisitions, primarily Glenrand MIB Limited ("Glenrand") in April 2011, net of dispositions.

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

Other Income (Expense)

        Other income (expense) of $15 million in 2011 includes death benefits on certain Company owned life insurance plans, partially offset by losses and write-offs related to our ownership in certain insurance investment funds and other long-term investments and a $19 million loss on the extinguishment of debt. Additionally, 2010 included a loss of $8 million on extinguishment of debt and losses related to certain long-term investments, partially offset by gains related to our ownership in certain insurance investment funds.

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

Income Taxes

        The effective tax rate on income from continuing operations was 27.3% in 2011 and 28.4% in 2010. The 2011 rate reflects the release of a valuation allowance relating to foreign tax credits offset partially by net unfavorable deferred tax adjustments in non-U.S. jurisdictions including the impact of a U.K. tax rate change. The 2010 rate reflects the impact of the Hewitt acquisition in the fourth quarter, the favorable effect of a U.S. pension expense adjustment, which had a tax rate of 40%, and deferred tax adjustments.

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

Restructuring Initiatives

Aon Hewitt Restructuring Plan

        On October 14, 2010, we announced a global restructuring plan (the "Aon Hewitt Plan") in connection with our acquisition of Hewitt. The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined Aon Hewitt organization. The restructuring plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $192 million in employee termination costs and approximately $133 million in real estate lease rationalization costs. An estimated 2,000 positions globally, predominantly non-client facing, are expected to be eliminated as part of the plan.

        As of December 31, 2012, in excess of 1,900 jobs have been eliminated under the Aon Hewitt Plan and total expenses of $255 million have been incurred. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Total to Date	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$49	$64	$74	$187	$192
Lease consolidation	3	32	18	53	95
Asset impairments	—	7	4	11	33
Other costs associated with restructuring (2)	—	2	2	4	5

Total restructuring and related expenses	$52	$105	$98	$255	$325

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

        The following summarizes the restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Total to Date	Estimated Total Cost for Restructuring Plan (1)

HR Solutions	$52	$49	$66	$167	$226
Risk Solutions	—	56	32	88	99

Total restructuring and related expenses	$52	$105	$98	$255	$325

(1)
Costs included in the Risk Solutions segment are associated with the transfer of the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

        The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013, of which, approximately $52 million will be achieved in the Risk Solution segment. We expect to achieve approximately $355 million in annual cost savings across the Company in 2013, including approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan. We estimate that we realized approximately $236 million and $137 million of cost savings before any reinvestment in 2012 and 2011, respectively. Approximately $196 million and $40 million of the cost savings before reinvestment in 2012 was realized in the HR Solutions segment and Risk Solutions segment, respectively.

Aon Benfield Restructuring Plan

        We announced a global restructuring plan ("Aon Benfield Plan") in conjunction with our 2008 acquisition of Benfield. The restructuring plan was intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan included 810 job eliminations. Additionally, duplicate space and assets were abandoned. The plan was closed in January 2012 and $6 million of costs were incurred in 2012.

        The following is a summary of the restructuring and related expenses by type that were incurred related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	2012	Total Cost for Restructuring Period

Workforce reduction	$32	$38	$15	$33	$6	$124
Lease consolidation	20	14	7	(15)	—	26
Asset impairments	—	2	2	—	—	4
Other costs associated with restructuring	1	1	2	1	—	5

Total restructuring and related expenses	$53	$55	$26	$19	$6	$159

        All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income. These restructuring activities and related expenses were concluded in January 2012.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

        We believe that our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our shareholders. Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, funding pension obligations and shareholder dividends.

        Cash on our balance sheet includes funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for us.

        Cash and cash equivalents and Short-term investments decreased $420 million to $637 million in 2012. During 2012, cash flow from operating activities increased $401 million to a record $1.4 billion. Additional sources of funds in 2012 included $178 million in sales of long-term investments and $440 million in net sales of short-term investments that were non-fiduciary. The primary uses of funds in 2012 included share repurchases of $1.1 billion, cash contributions to our major defined benefit plans in excess of pension expense of $585 million, capital expenditures of $269 million, repayment of debt net of debt issuances of $344 million, and dividends paid to shareholders of $204 million.

        Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we manage our business to ensure we maintain our current investment grade ratings. At December 31, 2012, we had no borrowings on these credit lines.

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities in 2012 increased $401 million to $1.4 billion as compared to $1.0 billion in 2011. Primary contributors to cash flow from operations included net income of $1.0 billion and adjustments for non-cash items of $772 million, primarily related to depreciation, amortization, and stock compensation expense. These items were partially offset by $585 million of cash contributions to our major defined benefit plans in excess of pension expense. Pension contributions during 2012 were $638 million as compared to $477 million in 2011. In 2013, we expect to contribute $548 million to our major defined benefit plans, with a modest decrease in pension expense. In 2013, we also expect to have cash payments related to restructuring plans of $94 million

        We continue to progress with elevated levels of invoicing and cash collections related to a delay in invoicing HR Solutions' customers in connection with the upgrade of our financial systems that occurred in 2011. We expect the increase in unbilled receivables and accounts receivable of approximately $350 million to reverse and return to normalized levels in 2013.

Cash Flows Provided by (Used For) Investing Activities

        Cash provided by investing activities in 2012 was $177 million. Sales of long term investments provided $178 million and net sales of short term investments provided $440 million, partially offset by acquisitions which used $160 million, and capital expenditures used $269 million.

        Cash used for investing activities in 2011 was $186 million. Acquisitions used $97 million, primarily related to the acquisition of Glenrand. Net purchases of non-fiduciary short-term investments used $8 million, and capital expenditures used $241 million. The sale of businesses provided $9 million, consisting of proceeds from several small dispositions, and sales, net of purchases, of long-term investments provided $160 million.

        Cash used for investing activities in 2010 was $2.5 billion. Acquisitions used $2.1 billion, primarily related to the acquisition of Hewitt. Net purchases of non-fiduciary short-term investments used $337 million, and capital expenditures used $180 million. Sales, net of purchases, of long-term investments provided $56 million.

Cash Flows Used For Financing Activities

        Cash used for financing activities during 2012 was $1.6 billion. Share repurchases were $1.1 billion and dividends to shareholders were $204 million. Net repayment of debt in 2012 used $344 million. Proceeds from the exercise of stock options and issuance of shares purchased through employee stock purchase plans were $118 million.

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

Cash and Investments

        At December 31, 2012, our Cash and cash equivalents and Short-term investments were $637 million, a decrease of $420 million as compared to the balance of $1.1 billion as of December 31, 2011. In both 2012 and 2011, the Company was required to hold £77 million of operating funds in the U.K. as required by the Financial Services Authority, which were included in Short-term investments. These operating funds, when translated to U.S. dollars, were $124 million and $120 million at December 31, 2012 and 2011, respectively. Cash and cash equivalents included restricted balances of $76 million and $71 million at December 31, 2012 and 2011, respectively. The restricted balances primarily relate to cash required to be held as collateral.

        At December 31, 2012, $138 million of cash and cash equivalents and short-term investments were held in the U.S. and $499 million were held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S., if repatriated, could have an unfavorable tax impact.

        In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then remitted to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, primarily depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for fiduciary assets and fiduciary liabilities are equal. Our fiduciary assets included cash and investments of $4.0 billion and fiduciary receivables of $8.2 billion at December 31, 2012. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

        The majority of our short-term investments carried at fair value are money market funds. As disclosed in Note 15 "Fair Value Measurements and Financial Instruments" of the Notes to Consolidated Financial Statements, money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any significant market liquidity issues affecting the fair value of these investments.

        As of December 31, 2012, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are included in Cash and cash equivalents, Short-term investments and Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.

        The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents and Short-term investments as of December 31, 2012 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total

Certificates of deposit, bank deposits or time deposits	$291	—	$2,241	$2,532
Money market funds	—	345	1,763	2,108
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1

Cash and investments	291	346	4,029	4,666
Fiduciary receivables	—	—	8,185	8,185

Total	$291	$346	$12,214	$12,851

Share Repurchase Program

        In January 2010, our Board of Directors authorized a share repurchase program under which up to $2 billion of common stock was authorized to be repurchased ("2010 Stock Repurchase Program"). Shares of common stock were authorized to be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and were funded from available capital. Any repurchased shares of common stock were available for employee stock plans and for other corporate purposes.

        The 2010 Stock Repurchase Program, which related to common stock of Aon Corporation and preceded the Redomestication, did not extend to the shares of Aon plc. In April 2012, our Board of Directors therefore authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

        During 2012, the Company repurchased 21.6 million shares at an average price per share of $52.16 for a total cost of $1.1 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $4.0 billion.

        For information regarding share repurchases made during the fourth quarter of 2012, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" as previously described.

Dividends

        During 2012, 2011, and 2010, we paid dividends on our ordinary shares of $204 million, $200 million, and $175 million, respectively. Dividends paid per ordinary share were $0.62 for the year ended December 31, 2012 and $0.60 for each of the years ended December 31, 2011 and 2010.

Redomestication

        As a U.K. incorporated company, we must have "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. On April 4, 2012, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, recognized distributable reserves in the amount of $8.0 billion. As of December 31, 2012, we had distributable reserves of $7.0 billion.

Debt Securities

        We use proceeds from the commercial paper market from time to time in order to meet short-term working capital needs. We had $50 million of commercial paper outstanding at December 31, 2012 and 2011, respectively. The weighted average commercial paper outstanding for 2012 and 2011 was $67 million and $35 million, respectively. The weighted average interest rate of the commercial paper outstanding during 2012 and 2011 was 0.41% and 0.35%, respectively.

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

        On December 12, 2012, we issued $166 million aggregate principal amount of 4.250% Notes Due 2042 in connection with an exchange offer of Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027. In connection with this exchange, the Company paid a premium of $59 million which will be amortized into Interest expense over the life of the new notes. Concurrently with the issuance, the Company entered into a registration rights agreement that gives the holders of the new notes certain exchange and registration rights.

Credit Facilities

        At December 31, 2012, we have a five-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility") that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support. Additionally, we have a five-year €650 million ($860 million at December 31, 2012 exchange rates) multi-currency European credit facility ("Euro Facility") available, which expires in October 2015. At December 31, 2012, we had no borrowings under either of the credit facilities.

        For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA") to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1. For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1. For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon's $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants during 2012.

Rating Agency Ratings

        The major rating agencies' ratings of our debt at February 22, 2013 appear in the table below.

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

Letters of Credit

        We have total letters of credit ("LOCs") outstanding for approximately $74 million and $75 million at December 31, 2012 and 2011, respectively. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions on our own workers compensation program. We have also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

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

Contractual Obligations

        Summarized in the table below are our contractual obligations and commitments as of December 31, 2012 (in millions):

	Payments due in
	2013	2014 – 2015	2016 – 2017	2018 and beyond	Total

Short- and long-term borrowings	$452	$1,294	$514	$1,905	$4,165
Interest expense on debt	207	377	255	1,243	2,082
Operating leases	432	761	625	1,072	2,890
Pension and other postretirement benefit plan (1) (2)	548	884	670	943	3,039
Purchase obligations (3) (4) (5)	189	170	89	129	577
Insurance premiums payable	12,214	—	—	—	12,214

	$14,042	$3,486	$2,153	$5,292	$24,967

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

(2)
In 2007, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute £9.4 million ($15 million) per year to that pension plan for the next six years, with the amount payable increasing by approximately 5% on each April 1. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2012, the estimated winding-up deficit was £260 million ($420 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

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

(4)
Excludes $74 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)
Excludes $156 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when cash settlements will be made.

Financial Condition

        At December 31, 2012, our net assets of $7.8 billion, representing total assets minus total liabilities, were $315 million lower than the balance at December 31, 2011. The decrease is primarily related to share repurchases of $1.1 billion and dividends of $204 million, partially offset by net income of $1.0 billion. Working capital decreased $713 million to $1.0 billion, primarily due to a decrease in cash and short-term investments to fund share repurchases.

Borrowings

        Total debt at December 31, 2012 was $4.2 billion, a decrease of $327 million from December 31, 2011. The decrease was primarily related to debt repayments during the year (see Note 8 "Debt").

        On March 20, 2012, we entered into the U.S. Facility. Borrowings under the U.S. Facility will bear interest, at the Company's option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing ("Eurodollar Rate"), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the U.S. Facility may change depending on achievement of certain public debt ratings. The U.S. Facility has a maturity date of March 20, 2017. In conjunction with the Company entering into the U.S. Facility the prior revolving U.S. credit agreement dated December 4, 2009 was terminated.

        Our total debt as a percentage of total capital attributable to Aon shareholders was 35.0% and 35.8% at December 31, 2012 and December 31, 2011, respectively.

Equity

        Equity at December 31, 2012 was $7.8 billion, a decrease of $315 million from December 31, 2011. The decrease resulted primarily from an increase in share repurchases to $1.1 billion in 2012, $204 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $240 million, offset by net income of $1.0 billion and stock compensation expense of $212 million.

        Accumulated other comprehensive loss increased $240 million since December 31, 2011, primarily reflecting the following:

  •
  an increase in net foreign currency translation adjustments of $109 million, which was attributable to the weakening of the U.S. dollar against foreign currencies;

  •
  an increase of $358 million in the net underfunded position of our post-retirement benefit obligations due primarily to a decrease in the discount rate used to determine the future benefit obligation; and

  •
  net unrealized derivative gains of $9 million.

REVIEW BY SEGMENT

General

        We serve clients through the following segments:

  •
  Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

  •
  HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation and talent management strategies.

Risk Solutions

Years ended December 31	2012	2011	2010

Revenue	$7,632	$7,537	$6,989
Operating income	1,493	1,413	1,328
Operating margin	19.6%	18.7%	19.0%

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is closely correlated with employment levels, corporate revenue and asset values. During 2012 we began to see improvement in pricing on average globally; however, we would still consider this to be a "soft market," which began in 2007. In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In 2012, pricing showed signs of stabilization and improvement in both our retail and reinsurance brokerage product lines and we expect this trend to slowly continue into 2013.

        Additionally, beginning in late 2008 and continuing through 2012, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak global economic conditions have reduced our customers' demand for our retail brokerage products, which have had a negative impact on our operational results.

        Risk Solutions generated approximately 66% of our consolidated total revenues in 2012. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

        Risk Solutions commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2012	2011	2010

Retail brokerage:
Americas	$3,071	$3,001	$2,676
International	3,018	3,021	2,815

Total retail brokerage	6,089	6,022	5,491
Reinsurance brokerage	1,505	1,463	1,444

Total	$7,594	$7,485	$6,935

        In 2012, commissions, fees and other revenue increased $109 million, or 1%, from 2011 driven primarily by 4% organic revenue growth, partially offset by a 3% unfavorable impact of foreign currency exchange rates. Organic revenue growth was driven primarily by strong growth in Asia and emerging markets, solid growth across Latin America and U.S. retail, as well as modest growth in continental Europe.

        Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2012 versus 2011 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue

Retail brokerage:
Americas	2%	(1)%	—%	3%
International	—	(4)	1	3
Total retail brokerage	1	(3)	1	3
Reinsurance brokerage	3	(2)	—	5

Total	1%	(3)%	—%	4%

        Retail brokerage Commissions, fees and other revenue increased 1% driven by 3% growth in organic revenue in both the Americas and International operations and a 1% increase related to acquisitions, net of dispositions, partially offset by a 3% impact from unfavorable foreign currency exchange rates.

        Americas Commissions, fees and other revenue increased 2% reflecting 3% organic revenue growth driven by strong growth in Latin America and solid management of the renewal book portfolio across the region, partially offset by a 1% impact from unfavorable foreign currency exchange rates.

        International commissions, fees and other revenue was flat versus the prior year, driven by a 3% organic revenue increase primarily reflecting growth in Asia and emerging markets and a 1% impact from acquisitions, net of divestitures, offset by a 4% unfavorable impact from foreign currency exchange rates.

        Reinsurance commissions, fees and other revenue increased 3% driven by 5% organic revenue growth, partially offset by a 2% unfavorable impact from foreign currency exchange rates. Organic revenue increased primarily resulting from strong growth in the global treaty business and a favorable market pricing impact in the near-term.

Operating Income

        Operating income increased $80 million, or 6%, from 2011 to $1.5 billion in 2012. In 2012, operating income margins in this segment were 19.6%, up 90 basis points from 18.7% in 2011. Operating margin improvement was primarily driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by the negative impact of expense increases related to investment in the business.

HR Solutions

Years ended December 31	2012	2011	2010

Revenue	$3,925	$3,781	$1,545
Operating income	289	336	121
Operating margin	7.4%	8.9%	7.8%

        In October 2010, we completed the acquisition of Hewitt, one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the Aon Hewitt brand. Hewitt's operating results are included in Aon's results of operations beginning October 1, 2010.

        Our HR Solutions segment generated approximately 34% of our consolidated total revenues in 2012 and provides a broad range of human capital services, as follows:

  •
  Retirement specializes in global actuarial services, defined contribution consulting, tax and ERISA consulting, and pension administration.

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

  •
  Investment consulting advises public and private companies, other institutions and trustees on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations.

  •
  Benefits Administration applies our HR expertise primarily through defined benefit, defined contribution, and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

  •
  Exchanges is building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

  •
  HR BPO provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as absence management, flexible spending, dependent audit and participant advocacy.

        Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions globally continued throughout 2012. The prolonged economic downturn is adversely impacting our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

        Commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2012	2011	2010

Consulting services	$1,585	$1,546	$821
Outsourcing	2,372	2,258	731
Intersegment	(32)	(23)	(8)

Total	$3,925	$3,781	$1,544

        Organic revenue growth in 2012, as detailed in the following reconciliation:

Year ended December 31	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue

Consulting services	3%	(1)%	—%	4%
Outsourcing	5	(1)	1	5
Intersegment	N/A	N/A	N/A	N/A

Total	4%	(1)%	1%	4%

        Consulting services increased $39 million, or 3%, due primarily to organic revenue growth of 4%, driven by solid growth across all businesses with strength in investment consulting, pension administration services for certain project-related work, talent and rewards, and communication consulting, partially offset by a 1% unfavorable impact from foreign currency exchange rates.

        Outsourcing revenue increased $114 million, or 5%, due primarily to 5% organic revenue growth driven by client wins in the HR BPO business and growth in the health care exchanges were partially offset by a modest decline in benefits administration.

Operating Income

        Operating income was $289 million, a decrease of $47 million, or 14%, from 2011. This decrease was primarily driven by investments in long-term growth opportunities in the first half of 2012. Margins in this segment for 2012 were 7.4%, a decrease of 150 basis points from 8.9% in 2011 driven by the impact of investments in the business, higher intangible amortization expense related to the acquisition of Hewitt, and higher restructuring costs, partially offset by organic revenue growth and the realization of the benefits of those restructuring plans and operational improvement.

Unallocated Income and Expense

        A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2012	2011	2010

Operating income (loss):
Risk Solutions	$1,493	$1,413	$1,328
HR Solutions	289	336	121
Unallocated	(186)	(153)	(205)

Operating income	1,596	1,596	1,244
Interest income	10	18	15
Interest expense	(228)	(245)	(182)
Other income (expense)	3	15	(18)

Income from continuing operations before income taxes	$1,381	$1,384	$1,059

        Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses increased $33 million to $186 million from $153 million in 2011, driven primarily by an increase in costs of $21 million related to the relocation of the Company's headquarters to London.

        Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $8 million, or 44%, from 2011, due to a lower average rate and lower cash balances.

        Interest expense, which represents the cost of our worldwide debt obligations, decreased $17 million, or 7%, from 2011 due to a decrease in the amount of debt outstanding for the full year.

        Other income (expense) of $3 million in 2012 includes gains on certain long-term investments and Company owned life insurance plans, partially offset by losses due to the unfavourable impact of exchange rates on the remeasurement of assets and liabilities on the balance sheet. Additionally, 2011 includes death benefits on certain Company owned life insurance plans, partially offset by losses and write-offs related to our ownership in certain insurance investment funds and other long-term investments and a $19 million loss on the extinguishment of debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we made estimates, assumptions and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented.

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

Revenue Recognition

        Risk Solutions segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company generally considers revenues to be earned and realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be earned and realized or realizable at the completion of the placement process, assuming all other criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to conclude the amount due is determinable, which may not occur until cash is received from the insurance carrier. Investment income is typically recognized as funds for clients are physically held by the company are bearing interest that is deemed probable of collection.

        HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all other criteria for recognizing revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all other criteria for recognizing revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.

        In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis, to the extent the deferred cost exceeds related deferred revenue.

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

Lease termination costs

        Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss and corresponding liability. The liability reflects our best estimate of the fair value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss and corresponding liability, we estimate sublease income based on all information that is reasonably available, which typically includes current market quotes for similar properties.

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

Pensions

        We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada. Our U.S., U.K. and Canadian pension plans are closed to new entrants. We have ceased crediting future benefits relating to salary and service for our U.S., U.K. and Canadian plans.

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

        As of December 31, 2012, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, the number of years over which we are amortizing the experience loss, and the estimated 2013 amortization of loss by country (amounts in millions):

	U.S.	U.K. and Non U.S.

Combined experience loss	$1,591	$2,472
Amortization period (in years)	27	66
Estimated 2013 amortization of loss	$52	$76

        The unrecognized prior service cost at December 31, 2012 was $29 million in the U.K. and non-U.S. plans.

        For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2012, the market-related value of assets was $1.6 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position which is based on the fair value of the plan assets. As of December 31, 2012, the fair value of plan assets was $1.6 billion.

        Our non-U.S. plans use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K. and Non-U.S.

Expected return (in total)	8.8%	5.7 - 6.5%
Expected return on equities (1)	10.2%	7.9 - 8.4%
Expected return on fixed income	6.1%	4.1 - 4.8%
Asset mix:
Target equity (1)	70.0%	38.4 - 60.0%
Target fixed income	30.0%	40.0 - 61.6%

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

        The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2012 was 65% equity and 35% fixed income securities for the qualified plan.

        The investment policy for each U.K. and non-U.S. pension plans is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K. and non-U.S. category, our target allocation presents a range of the target allocation of each plan. Further, target allocations are subject to change. As of December 31, 2012, the U.K. and non-U.S. plans were invested between 35% and 59% in equity and between 41% and 65% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our net underfunded status at December 31, 2012 (in millions):

	Change in discount rate
Estimated liability discount rate Increase (decrease) in net underfunded status of December 31, 2012 (1)
	Increase	Decrease

U.S. plans	$(262)	$304
U.K. and non-U.S. plans	(797)	925

(1)
Increases to the net underfunded status reflect increases to the Company's pension obligations, while decreases in the net underfunded status are recoveries toward fully funded status.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2013 pension expense (in millions):

	Change in discount rate
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(1)	$—
U.K. and non-U.S. plans	(37)	34

        Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2013 pension expense (in millions):

	Change in long-term rate of return on plan assets
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(16)	$16
U.K. and non-U.S. plans	(59)	59

Estimated future contributions

        We estimate contributions of approximately $548 million in 2013 as compared with $638 million in 2012.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either trademarks, customer relationships, technology, non-compete agreements, or other purchased intangibles.

        Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In September 2011, the Financial Accounting Standards Board ("FASB") issued final guidance that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test. We adopted this guidance in the fourth quarter of 2011. In the fourth quarter, we also test the acquired tradenames (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2012 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.

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

        In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2012 and 2011, there was no indication of goodwill impairment, and no further testing was required.

        We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2012. If we are required to record impairment charges in the future, they could materially impact our results of operations.

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

Share Option Accounting

        We generally use a lattice-binomial option-pricing model to value share options granted. Lattice-based option valuation models use a range of assumptions over the expected term of the options, and estimate expected volatilities based on the average of the historical volatility of our share price and the implied volatility of traded options on our shares.

        In terms of the assumptions used in the lattice-based model, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model. We stratify employees between those receiving Leadership Performance Plan ("LPP") options, Special Share Plan options, and all other option grants. We believe that this stratification better represents prospective stock option exercise patterns,

  •
  base the expected dividend yield assumption on our current dividend rate, and

  •
  base the risk-free rate for the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

        The expected life of employee share options represents the weighted-average period share options are expected to remain outstanding, which is a derived output of the lattice-binomial model.

Restricted Share Units

        Restricted share units ("RSUs") are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant.

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

        The largest performance-based share-based payment award plan is the LPP, which has a three-year performance period. The 2010 to 2012 performance period ended on December 31, 2012, the 2009 to 2011 performance period ended on December 31, 2011, and the 2008 to 2010 performance period ended on December 31, 2010. The LPP currently has two open performance periods: 2011 to 2013 and 2012 to 2014. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2012 expense by approximately $5.3 million, while a 10% downward adjustment would have decreased our expense by approximately $5.3 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

Income Taxes

        We earn income in numerous countries and this income is subject to the laws of taxing jurisdictions within those countries. The estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item, such as the resolution of prior-year tax matters.

        The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management's assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In this assessment, significant weight is given to evidence that can be objectively verified.

        We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a "more likely than not" determination. We have not recognized a U.S. deferred tax liability for permanently reinvested earnings of certain non-U.S. subsidiaries. Additional U.S. income taxes could be recorded (or incurred) if we change our investment strategy relating to these subsidiaries, which could materially affect our future effective tax rate.

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

        We operate in many jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we obtain professional guidance, when available, and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. In addition, several factors could increase the future level of uncertainty over our tax liabilities, including the following:

  •
  the portion of our overall operations conducted in non-U.S. tax jurisdictions has been increasing, and we anticipate this trend will continue,

  •
  to deploy tax planning strategies and conduct global operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and are frequently reviewed by tax authorities,

  •
  tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes, and

  •
  the move of the corporate headquarters to London.

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

        We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S dollar and the Euro, British Pound, the Canadian Dollar and the Australian Dollar. We use over-the-counter ("OTC") options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

        Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earned approximately 38% of its 2012 revenue in U.S. dollars and 7% of its revenue in Euros, but most of its expenses are incurred in Pounds Sterling. Our policy is to convert into Pounds Sterling sufficient U.S. Dollar and Euro revenue to fund the subsidiary's Pound Sterling expenses using OTC options and forward exchange contracts. At December 31, 2012, we have hedged 81% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2013 and 2014, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We do not generally hedge exposures beyond three years.

        We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

        The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $49 million and $24 million at December 31, 2013 and 2014 respectively.

        Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $21 million and $25 million to 2013 and 2014 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $54 million and $56 million to 2013 and 2014 pretax income, respectively.

        We have long-term debt outstanding with a fair market value of $4.5 billion and $4.4 billion at December 31, 2012 and 2011, respectively. This fair value was greater than the carrying value by $449 million at December 31, 2012, and $339 million greater than the carrying value at December 31, 2011. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 5% at both December 31, 2012 and 2011.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aon plc

        We have audited the accompanying consolidated statements of financial position of Aon plc as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon plc at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon plc's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2013

 Aon plc
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2012	2011	2010

Revenue
Commissions, fees and other		$11,476	$11,235	$8,457
Fiduciary investment income		38	52	55

Total revenue		11,514	11,287	8,512

Expenses
Compensation and benefits		6,709	6,567	5,097
Other general expenses		3,209	3,124	2,171

Total operating expenses		9,918	9,691	7,268

Operating income		1,596	1,596	1,244
Interest income		10	18	15
Interest expense		(228)	(245)	(182)
Other income (expense)		3	15	(18)

Income from continuing operations before income taxes		1,381	1,384	1,059
Income taxes		360	378	300

Income from continuing operations		1,021	1,006	759

(Loss) income from discontinued operations before income taxes		(1)	5	(39)
Income taxes (benefit)		—	1	(12)

(Loss) income from discontinued operations		(1)	4	(27)

Net income		1,020	1,010	732
Less: Net income attributable to noncontrolling interests		27	31	26

Net income attributable to Aon shareholders		$993	$979	$706

Net income attributable to Aon shareholders
Income from continuing operations		$994	$975	$733
(Loss) income from discontinued operations		(1)	4	(27)

Net income		$993	$979	$706

Basic net income (loss) per share attributable to Aon shareholders
Continuing operations		$3.03	$2.91	$2.50
Discontinued operations		—	0.01	(0.09)

Net income		$3.03	$2.92	$2.41

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations		$2.99	$2.86	$2.46
Discontinued operations		—	0.01	(0.09)

Net income		$2.99	$2.87	$2.37

Cash dividends per share paid on ordinary shares		$0.62	$0.60	$0.60

Weighted average ordinary shares outstanding — basic		328.5	335.5	293.4

Weighted average ordinary shares outstanding — diluted		332.6	340.9	298.1

See accompanying Notes to Consolidated Financial Statements.

 Aon plc
Consolidated Statements of Comprehensive Income

(millions)	Years Ended December 31,	2012	2011	2010

Net income		$1,020	$1,010	$732
Less: Net income attributable to noncontrolling interests		27	31	26

Net income attributable to Aon shareholders		$993	$979	$706
Other comprehensive gain (loss), net of tax:
Change in accounting principle		—	—	(44)
Change in fair value of derivatives		9	(13)	(24)
Foreign currency translation adjustments		109	(43)	(135)
Post-retirement benefit obligation		(358)	(396)	(41)

Total other comprehensive loss		(240)	(452)	(244)
Less: Other comprehensive income (loss) attributable to noncontrolling interests		—	1	(2)

Total other comprehensive loss attributable to Aon shareholders		(240)	(453)	(242)

Comprehensive income attributable to Aon shareholders		$753	$526	$464

See accompanying Notes to Consolidated Financial Statements.

 Aon plc
Consolidated Statements of Financial Position

(millions, except nominal and par value)	As of December 31	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$291	$272
Short-term investments		346	785
Receivables, net		3,101	3,183
Fiduciary assets		12,214	10,838
Other current assets		430	427

Total Current Assets		16,382	15,505
Goodwill		8,943	8,770
Intangible assets, net		2,975	3,276
Fixed assets, net		820	783
Investments		165	239
Deferred tax assets		285	258
Other non-current assets		916	721

TOTAL ASSETS		$30,486	$29,552

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$12,214	$10,838
Short-term debt and current portion of long-term debt		452	337
Accounts payable and accrued liabilities		1,853	1,832
Other current liabilities		831	753

Total Current Liabilities		15,350	13,760
Long-term debt		3,713	4,155
Deferred tax liabilities		306	301
Pension, other post retirement, and post employment liabilities		2,276	2,192
Other non-current liabilities		1,036	1,024

TOTAL LIABILITIES		22,681	21,432

EQUITY
Ordinary shares (2012 — $0.01 nominal value; 2011 — $1.00 par value) Authorized: 750 shares (issued: 2012 — 310.9; 2011 — 386.4)		3	386
Additional paid-in capital		4,436	4,021
Retained earnings		5,933	8,594
Treasury shares at cost (shares: 2012 — 0; 2011 — 61.6)		—	(2,553)
Accumulated other comprehensive loss		(2,610)	(2,370)

TOTAL AON SHAREHOLDERS' EQUITY		7,762	8,078
Noncontrolling interests		43	42

TOTAL EQUITY		7,805	8,120

TOTAL LIABILITIES AND EQUITY		$30,486	$29,552

See accompanying Notes to Consolidated Financial Statements.

 Aon plc
Consolidated Statements of Shareholders' Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total

Balance at January 1, 2010	362.7	$3,578	$7,379	$(3,859)	$(1,719)	$52	$5,431

Net income	—	—	706	—	—	26	732
Shares issued — Hewitt acquisition	61.0	2,474	—	—	—	—	2,474
Shares issued — employee benefit plans	2.2	135	—	—	—	—	135
Shares purchased	—	—	—	(250)	—	—	(250)
Shares reissued — employee benefit plans	—	(370)	(49)	370	—	—	(49)
Shares retired	(40.0)	(1,660)	—	1,660	—	—	—
Tax benefit — employee benefit plans	—	20	—	—	—	—	20
Share compensation expense	—	221	—	—	—	—	221
Dividends to shareholders	—	—	(175)	—	—	—	(175)
Change in net derivative gains/losses	—	—	—	—	(24)	—	(24)
Net foreign currency translation adjustments	—	—	—	—	(133)	(2)	(135)
Net post-retirement benefit obligation	—	—	—	—	(41)	—	(41)
Purchase of subsidiary shares from noncontrolling interests	—	(12)	—	—	—	(3)	(15)
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(20)	(20)

Balance at December 31, 2010	385.9	4,386	7,861	(2,079)	(1,917)	55	8,306

Net income	—	—	979	—	—	31	1,010
Shares issued — employee benefit plans	0.5	113	(1)	—	—	—	112
Shares purchased	—	—	—	(828)	—	—	(828)
Shares reissued — employee benefit plans	—	(354)	(45)	354	—	—	(45)
Tax benefit — employee benefit plans	—	36	—	—	—	—	36
Share compensation expense	—	235	—	—	—	—	235
Dividends to stockholders	—	—	(200)	—	—	—	(200)
Change in net derivative gains/losses	—	—	—	—	(13)	—	(13)
Net foreign currency translation adjustments	—	—	—	—	(44)	1	(43)
Net post-retirement benefit obligation	—	—	—	—	(396)	—	(396)
Purchase of subsidiary shares from noncontrolling interests	—	(9)	—	—	—	(15)	(24)
Dividends paid to noncontrolling interests on subsidiary common shares	—	—	—	—	—	(30)	(30)

Balance at December 31, 2011	386.4	4,407	8,594	(2,553)	(2,370)	42	8,120

Net income	—	—	993	—	—	27	1,020
Retirement of treasury shares	(60.0)	(60)	(2,412)	2,472	—	—	—
Shares issued — employee benefit plans	4.0	29	—	—	—	—	29
Shares purchased	(19.5)	—	(1,025)	(100)	—	—	(1,125)
Shares reissued — employee benefit plans	—	(181)	(13)	181	—	—	(13)
Tax benefit — employee benefit plans	—	33	—	—	—	—	33
Share-based compensation expense	—	212	—	—	—	—	212
Dividends to shareholders	—	—	(204)	—	—	—	(204)
Change in net derivative gains/losses	—	—	—	—	9	—	9
Net foreign currency translation adjustments	—	—	—	—	109	—	109
Net post-retirement benefit obligation	—	—	—	—	(358)	—	(358)
Purchase of subsidiary shares from non-controlling interest	—	(1)	—	—	—	1	—
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(27)	(27)

Balance at December 31, 2012	310.9	$4,439	$5,933	$—	($2,610)	$43	$7,805

See accompanying Notes to Consolidated Financial Statements.

 Aon plc
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,020	$1,010	$732
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net		—	(6)	43
Depreciation of fixed assets		232	220	151
Amortization of intangible assets		423	362	154
Share-based compensation expense		212	235	221
Deferred income taxes		(95)	146	76
Change in assets and liabilities:
Fiduciary receivables		(1,402)	(14)	816
Short-term investments — funds held on behalf of clients		239	(713)	(19)
Fiduciary liabilities		1,163	727	(797)
Receivables, net		106	(494)	(69)
Accounts payable and accrued liabilities		(37)	—	(280)
Restructuring reserves		(46)	(73)	(64)
Current income taxes		185	120	—
Pension and other post employment liabilities		(585)	(399)	(130)
Other assets and liabilities		4	(103)	(51)

CASH PROVIDED BY OPERATING ACTIVITIES		1,419	1,018	783

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of long-term investments		178	190	90
Purchase of long-term investments		(12)	(30)	(34)
Net sale (purchase) of short-term investments — non-fiduciary		440	(8)	(337)
Acquisition of businesses, net of cash acquired		(160)	(97)	(2,078)
Capital expenditures		(269)	(241)	(180)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES		177	(186)	(2,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase		(1,125)	(828)	(250)
Issuance of shares for employee benefit plans		118	201	194
Issuance of debt		733	1,673	2,905
Repayment of debt		(1,077)	(1,688)	(816)
Cash dividends to shareholders		(204)	(200)	(175)
Purchase of shares from noncontrolling interests		(4)	(24)	(15)
Dividends paid to noncontrolling interests		(27)	(30)	(20)

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES		(1,586)	(896)	1,823

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		9	(10)	62

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		19	(74)	129
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		272	346	217

CASH AND CASH EQUIVALENTS AT END OF YEAR		$291	$272	$346

Supplemental disclosures:
Interest paid		$232	$240	$158
Income taxes paid, net of refunds		238	77	192
Non-cash transactions:
Acquisition of Hewitt, common stock issued and stock options assumed		$—	$—	$2,474

See accompanying Notes to Consolidated Financial Statements.

 Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of Aon plc and all controlled subsidiaries ("Aon" or the "Company"). All material intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for all periods presented.

Company Redomestication

        On April 2, 2012, the Company completed the reorganization of the corporate structure of the group of companies controlled by its predecessor, Aon Corporation, as holding company of the Aon group, pursuant to which Aon Corporation merged with one of its indirect, wholly-owned subsidiaries and Aon plc became the publicly-held parent company of the Aon group. This transaction is referred to as the Redomestication. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. Likewise, equity incentive and compensation plans were assumed by Aon plc and amended to provide that those plans will now provide for the award and issuance of Class A Ordinary Shares instead of shares of common stock of Aon Corporation on a one-for-one basis. Shares of treasury stock of Aon Corporation were cancelled in the Redomestication. Any references to "Aon", "the Company", "us", or "we," or any similar references relating to periods before the Redomestication shall be construed as references to Aon Corporation, being the previous parent company of the Aon group.

Reclassification

        Certain amounts in prior year's consolidated financial statements and related notes have been reclassified to conform to the 2012 presentation. In prior periods, remeasurement gains and losses from foreign currency transactions and related derivative instruments were recognized in Other general expenses in the Consolidated Statements of Income. These gains and losses are now included in Other income (expense) in the Consolidated Statements of Income and disclosed in Note 3 to these Consolidated Financial Statements. The Company believes this provides greater clarity into the income generated from operations.

Use of Estimates

        The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.    Summary of Significant Accounting Principles and Practices

Revenue Recognition

        Risk Solutions segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company generally considers revenues to be earned and realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be earned and realized or realizable at the completion of the placement process, assuming all other criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to conclude the amount due is determinable, which may not occur until cash is received from the insurance carrier. Investment income is typically recognized as funds for clients are physically held by the Company are bearing interest that is deemed probable of collection.

        HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all other criteria for recognizing revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all other criteria for recognizing revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.

        In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis, to the extent the deferred cost exceeds related deferred revenue.

Share-Based Compensation Costs

        Share-based payments to employees, including grants of employee share options, restricted shares and restricted share units ("RSUs"), performance share awards ("PSAs") as well as employee share purchases related to the Employee Share Purchase Plan, are measured based on estimated grant date fair value. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

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

Net Income per Share

        Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, including participating securities, which consist of unvested share awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, which have been adjusted for the dilutive effect of potentially issuable ordinary shares (excluding those that are considered participating securities), including certain contingently issuable shares. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method.

        Certain ordinary share equivalents, related primarily to options, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

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

        The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Services Authority, which were included in Short-term investments. These operating funds, when translated to U.S. dollars, were $124 million and $120 million at December 31, 2012 and 2011, respectively. Cash and cash equivalents included restricted balances of $76 million and $71 million at December 31, 2012 and 2011, respectively. The restricted balances primarily relate to cash required to be held as collateral.

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

        Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $4.0 billion and $4.2 billion at December 31, 2012 and 2011, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts

        The Company's allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $118 million and $104 million at December 31, 2012 and 2011, respectively.

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

Asset Description	Asset Life

Software	Lesser of the life of an associated license, or 4 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term, not to exceed 10 years
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years
Buildings	35 years
Automobiles	6 years

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

  •
  Fixed-maturity securities are classified as available for sale and are reported at fair value with any resulting unrealized gain or loss recorded directly to shareholders' equity as a component of Accumulated other comprehensive loss in the Company's Consolidated Statement of Financial Position, net of deferred income taxes. Interest on fixed-maturity securities is recorded in Interest income in the Company's Consolidated Statements of Income when earned and is adjusted for any amortization of premium or accretion of discount.

        The Company assesses any declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company's ability and intent to hold the investment until recovery of its cost basis. Other-than-temporary impairments of investments are recorded as part of Other income (expense) in the Consolidated Statements of Income in the period in which the determination is made.

Goodwill and Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If such a determination is made, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

        Intangible assets include customer related and contract based assets representing primarily client relationships and non-compete covenants, tradenames, and marketing and technology related assets. These intangible assets, with the exception of tradenames, are amortized over periods ranging from 1 to 13 years, with a weighted average original life of 10 years. Tradenames are generally not amortized as such assets have been determined to have indefinite useful lives, and are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Derivatives

        Derivative instruments are recognized in the Consolidated Statements of Financial Position at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in other assets or other liabilities. Changes in the fair value of derivative instruments are recognized in earnings each period, unless the derivative is designated as a hedge and qualifies for hedge accounting.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedged item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both the inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter or more frequently if facts and circumstances require.

        For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income ("OCI") and subsequently reclassified to earnings in the same period the hedged item impacts earnings. The ineffective portion of the change in fair value is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an "economic hedge") are recorded in other income (expense) in the Consolidated Statements of Income.

        The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.

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

        When hedge accounting is discontinued because the derivative continues to exist but no longer qualifies as a cash flow hedge, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, and continues to defer the derivative gain or loss accumulated in OCI (unless the forecasted transaction is deemed probable not to occur, at which time it would be reclassified to earnings) until the hedged forecasted transaction affects earnings.

Foreign Currency

        Certain of the Company's non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of stockholders' equity in Accumulated other comprehensive loss in the Consolidated Statements of Financial Position. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income (expense) within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a loss of $16 million in 2012, a gain of $10 million in 2011 and a loss of $18 million in 2010. Included in these amounts were a hedging gain of $3 million in 2012, and hedging losses of $20 million and $11 million in 2011 and 2010, respectively.

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

Changes in Accounting Principles

Indefinite-Lived Intangible Asset Impairments

        In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test. The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If an entity concludes that this is the case, it must perform the quantitative test. The guidance is effective for Aon in the first quarter of 2013. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

Comprehensive Income

        In June 2011, the FASB issued guidance that updated principles related to the presentation of comprehensive income. The revised guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity. The guidance, which must be applied retroactively, was effective for Aon beginning in the first quarter of 2012. The adoption of this guidance affects only the presentation of these Consolidated Financial Statements, and had no effect on the financial condition, results of operations or cash flows of the Company.

Fair Value Measurement

        In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The additional required disclosures include quantitative information, sensitivity discussion, and description of the valuation process, as well as increased disclosure of unobservable inputs that are significant to the fair value measurement and transfers between Level 1 and Level 2. The guidance is effective for Aon beginning in the first quarter of 2012. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

3.    Other Financial Data

Consolidated Statements of Income Information

Other Income (Expense)

        Other income (expense) consists of the following (in millions):

Years ended December 31	2012	2011	2010

Equity earnings	$13	$7	$18
Realized gain (loss) on sale of investments	7	18	(2)
Gain (loss) on disposal of businesses	1	—	(4)
Loss on extinguishment of debt	—	(19)	(8)
Foreign currency remeasurement (loss) gain	(19)	30	(7)
Hedging gain (loss)	3	(20)	(11)
Other	(2)	(1)	(4)

	$3	$15	$(18)

Consolidated Statements of Financial Position Information

Fixed Assets, net

        The components of Fixed assets, net are as follows (in millions):

As of December 31	2012	2011

Software	$867	$730
Leasehold improvements	426	407
Furniture, fixtures and equipment	331	326
Computer equipment	332	274
Land and buildings	100	108
Automobiles	24	39
Construction in progress	109	87

	2,189	1,971
Less: Accumulated depreciation	1,369	1,188

Fixed assets, net	$820	$783

        Depreciation expense, which includes software amortization, was $232 million, $220 million, and $151 million for the years ended December 31, 2012, 2011, and 2010, respectively.

4.    Acquisitions and Dispositions

        In 2012, the Company completed the acquisition of six businesses in the Risk Solutions segment, as well as five businesses that are included in the HR Solutions segment.

        In 2011, the Company completed the acquisition of four businesses in the Risk Solutions segment, as well as one business that is included in the HR Solutions segment.

        The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

Years ended December 31	2012	2011

Consideration	$175	$103
Intangible assets:
Goodwill	$90	$126
Other intangible assets	100	33

Total	$190	$159

        The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

        During 2012, the Company completed the disposition of three businesses in the Risk Solutions segment and one business in the HR Solutions segment. Total pretax gains of $1 million were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

        During 2011, the Company completed the disposition of 2 businesses in the Risk Solutions segment. No pretax gains or losses were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

        During 2010, the Company completed the disposition of 8 businesses, 7 in the Risk Solutions segment and 1 in the HR Solutions segment. Total pretax losses of $4 million were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

5.    Goodwill and Other Intangible Assets

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2012 and 2011, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total

Balance as of January 1, 2011	$5,549	$3,098	$8,647
Goodwill related to Hewitt acquisition	—	50	50
Goodwill related to other acquisitions	73	4	77
Goodwill related to disposals	(2)	—	(2)
Goodwill related to other prior year acquisitions	—	1	1
Transfers	(83)	83	—
Foreign currency translation	20	(23)	(3)

Balance as of December 31, 2011	$5,557	$3,213	$8,770
Goodwill related to acquisitions	49	47	96
Goodwill related to disposals	(1)	—	(1)
Goodwill related to other prior year acquisitions	(6)	—	(6)
Transfers (1)	313	(313)	—
Foreign currency translation	70	14	84

Balance as of December 31, 2012	$5,982	$2,961	$8,943

(1)
Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.

        In 2011, the Company finalized the Hewitt purchase price allocation, adjusting goodwill principally for the completion of valuations of identified intangible assets, the impact of changes in actual employee severance costs compared to original estimates and the resolution of certain tax matters.

        Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with indefinite lives:
Tradenames	$1,025	$—	$1,025	$1,024	$—	$1,024
Intangible assets with finite lives:
Tradenames	7	3	4	4	1	3
Customer related and contract based	2,714	969	1,745	2,608	615	1,993
Marketing, technology and other	612	411	201	606	350	256

	$4,358	$1,383	$2,975	$4,242	$966	$3,276

        Amortization expense from finite-lived intangible assets was $423 million, $362 million and $154 million during 2012, 2011 and 2010, respectively.

        The estimated future amortization for intangible assets as of December 31, 2012 is as follows (in millions):

	HR Solutions	Risk Solutions	Total

2013	$281	$113	$394
2014	245	98	343
2015	214	85	299
2016	179	72	251
2017	142	57	199
Thereafter	351	113	464

	$1,412	$538	$1,950

6.    Restructuring

Aon Hewitt Restructuring Plan

        On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt. The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 2,000 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $192 million in employee termination costs and approximately $133 million in real estate rationalization costs. As of December 31, 2012, in excess of 1,900 jobs have been eliminated under the Aon Hewitt Plan. For the years ended December 31, 2012 and 2011, the Company recorded $98 million and $105 million of total expense, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Total To Date	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$49	$64	$74	$187	$192
Lease consolidation	3	32	18	53	95
Asset impairments	—	7	4	11	33
Other costs associated with restructuring (2)	—	2	2	4	5

Total restructuring and related expenses	$52	$105	$98	$255	$325

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

        The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Total To Date	Estimated Total Cost for Restructuring Plan (1)

HR Solutions	$52	$49	$66	$167	$226
Risk Solutions	—	56	32	88	99

Total restructuring and related expenses	$52	$105	$98	$255	$325

(1)
Costs included in the Risk Solutions segment are associated with the transfer of the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

Aon Benfield Restructuring Plan

        The Company announced a global restructuring plan ("Aon Benfield Plan") in conjunction with its acquisition of Benfield in 2008. The Aon Benfield Plan was intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan included 810 job eliminations. Additionally, duplicate space and assets were abandoned. The Company incurred all remaining costs for the Aon Benfield Plan and the plan was closed in 2012.

        The Company recorded $6 million of restructuring and related charges in 2012. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes the restructuring and related costs by type that were incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	2012	Total Cost for Restructuring Period

Workforce reduction	$32	$38	$15	$33	$6	$124
Lease consolidation	20	14	7	(15)	—	26
Asset impairments	—	2	2	—	—	4
Other costs associated with restructuring	1	1	2	1	—	5

Total restructuring and related expenses	$53	$55	$26	$19	$6	$159

        As of December 31, 2012, the Company's liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total

Balance at January 1, 2010	$—	$45	$202	$16	$263
Assumed Hewitt restructuring liability (1)	43	—	—	—	43
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(232)
Foreign exchange translation and other	1	(5)	(3)	2	(5)

Balance at December 31, 2010	$88	$26	$113	$10	$237

Expensed	98	19	(11)	—	106
Cash payments	(93)	(24)	(59)	(2)	(178)
Foreign exchange translation and other	2	(1)	7	—	8

Balance at December 31, 2011	$95	$20	$50	$8	$173

Expensed	94	6	(3)	—	97
Cash payments	(95)	(24)	(18)	(5)	(142)
Stock compensation	—	(1)	—	—	(1)
Foreign exchange translation and other	2	2	6	—	10

Balance at December 31, 2012	$96	$3	$35	$3	$137

(1)
The Company assumed a $43 million net real estate related restructuring liability in connection with the Hewitt acquisition.

        The Company's unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.

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

        The Company's interest-bearing assets and other investments are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2012	2011

Cash and cash equivalents	$291	$272
Short-term investments	346	785
Fiduciary assets (1)	4,029	4,190
Investments	165	239

	$4,831	$5,486

(1)
Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

        The Company's investments are as follows (in millions):

As of December 31	2012	2011

Equity method investments (2)	$102	$164
Other investments, at cost	43	60
Fixed-maturity securities	20	15

	$165	$239

(2)
The reduction in equity method investments is primarily due to redemptions.

8.    Debt

        The following is a summary of outstanding debt (in millions):

As of December 31	2012	2011

Term loan credit facility due October 2013 (LIBOR+1.38%)	$383	$428
6.25% EUR 500 debt securities due July 2014	661	653
5.00% senior notes due September 2020	598	598
3.50% senior notes due September 2015	598	597
8.205% junior subordinated deferrable interest debentures due January 2027	521	687
3.125% senior notes due May 2016	500	500
4.76% CAD 375 debt securities due March 2018	377	368
6.25% senior notes due September 2040	297	297
7.375% debt securities due December 2012	—	225
4.25% senior notes due December 2042	107	—
Other	123	139

Total debt	4,165	4,492
Less short-term and current portion of long-term debt	452	337

Total long-term debt	$3,713	$4,155

        The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs. The Company had $50 million of commercial paper outstanding at December 31, 2012 and 2011, respectively, which was included in Short-term debt in the Company's Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for 2012 and 2011 was $67 million and $35 million, respectively. The weighted average interest rate of the commercial paper outstanding during 2012 and 2011 was 0.41% and 0.35%, respectively.

        On December 12, 2012, the Company issued $166 million aggregate principal amount of 4.250% Notes Due 2042 in connection with an exchange offer of Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027. In connection with this exchange, the Company paid a premium of $59 million which will be amortized into Interest expense over the life of the new notes.

        On August 31, 2012, the Company filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, securities, preference shares, Class A Ordinary Shares and convertible securities. The availability of any potential liquidity for these types of securities is dependent on investor demand, market conditions and other factors.

        On March 20, 2012, Aon entered into the U.S. Facility. Borrowings under the U.S. Facility will bear interest, at the Company's option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing

("Eurodollar Rate"), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the U.S. Facility may change depending on achievement of certain public debt ratings. The U.S. Facility has a maturity date of March 20, 2017. In conjunction with the Company entering into the U.S. Facility the prior revolving U.S. credit agreement dated December 4, 2009 was terminated.

        On May 24, 2011, Aon entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016 (the "Notes"). On June 15, 2011, Aon entered into a Term Credit Agreement for unsecured term loan financing of $450 million ("2011 Term Loan Facility") due on October 1, 2013. The 2011 Term Loan Facility is a variable rate loan that is based on LIBOR plus a margin and at December 31, 2012, the effective annualized rate was approximately 1.59%. The Company used the net proceeds from the Notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under its $1.0 billion three-year credit agreement dated August 13, 2010 ("2010 Term Loan Facility"), which was entered into in connection with the acquisition of Hewitt. The Company recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the deferred financing costs, which is included in Other income (expense) in the Consolidated Statements of Income.

        On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($377 at December 31, 2012 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by the Company. The Company used the net proceeds from this issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

        On August 13, 2010, in connection with the acquisition of Hewitt, Aon entered into an unsecured three-year Term Credit Agreement (the "2010 Term Loan Credit Facility"), which provided unsecured term loan financing of up to $1.0 billion. This Term Loan Credit Facility has an interest rate of LIBOR+2.5%. The Company borrowed $1.0 billion under this facility on October 1, 2010 to finance a portion of the Hewitt purchase price. The Company incurred $26 million of deferred finance costs associated with the Term Loan Credit Facility that were to be amortized over the term of the loan. Concurrent with entering into the Term Loan Credit Facility, the Company also entered into a Senior Bridge Term Loan Credit Agreement which provided unsecured bridge financing of up to $1.5 billion (the "Bridge Loan Facility") to finance a portion of the Hewitt purchase price.

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

        On October 15, 2010, the Company entered into a new €650 million ($860 million at December 31, 2012 exchange rates) multi-currency revolving loan credit facility (the "Euro Facility") used by certain of Aon's European subsidiaries. The Euro Facility replaced the previous facility which was entered into in October 2005 and matured in October 2010 (the "2005 Facility"). The Euro Facility expires in October 2015 and has commitment fees of 35 basis points payable on the unused portion of the facility. Aon has guaranteed the obligations of its subsidiaries with respect to this facility. The Company had no borrowings under the Euro Facility.

        On July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($661 million at December 31, 2012 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. The carrying value of the debt includes $11 million related to hedging activities. The payment of the principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. Proceeds from the offering were used to repay the Company's $677 million outstanding indebtedness under its 2005 Facility.

        In 1997, Aon created Aon Capital A, a wholly-owned statutory business trust ("Trust"), for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the "Debentures") to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. Aon determined that it was not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, Aon repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain, which was reported in Other income (expense) in the Consolidated Statements of Income. To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, Aon dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by Aon was exchanged for $24 million of Debentures, which were then cancelled. Following these actions, $687 million of Debentures remain outstanding. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events.

        There are a number of covenants associated with both the U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA, of not greater than 3 to 1. Aon was in compliance with all debt covenants at December 31, 2012.

        Other than the Debentures, outstanding debt securities are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.

        Repayments of total debt are as follows (in millions):

2013	$452
2014	684
2015	610
2016	514
2017	—
Thereafter	1,905

$4,165

9.    Lease Commitments

        The Company leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. The Company's lease obligations are primarily for the use of office space.

        In November 2011, the Company entered into an agreement to lease office space in a new building to be constructed in London, United Kingdom. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in 2015 when the building is completed and it exercises an early break option at another leased facility. The Company has included the future minimum rental payments for this leased space in the schedule below and has excluded the future minimum rental payments for the existing lease beyond the expected date of the exercise of the break option.

        Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2012	2011	2010

Rental expense	$536	$525	$429
Sub lease rental income	72	71	57

Net rental expense	$464	$454	$372

        At December 31, 2012, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, net of sublease rental income, are as follows (in millions):

2013	$432
2014	396
2015	365
2016	332
2017	293
Thereafter	1,072

Total minimum payments required	$2,890

10.    Income Taxes

        Income from continuing operations before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2012	2011	2010

Income from continuing operations before income taxes:
U.K.	$36	$222	$147
U.S.	469	301	21
Other	876	861	891

Total	$1,381	$1,384	$1,059

Income tax expense (benefit):
Current:
U.K.	$(10)	$13	$(9)
U.S. federal	170	(17)	16
U.S. state and local	57	35	10
Other	238	204	211

Total current	$455	$235	$228

Deferred:
U.K.	$46	$32	$57
U.S. federal	(83)	109	47
U.S. state and local	(10)	14	13
Other	(48)	(12)	(45)

Total deferred	$(95)	$143	$72

Total income tax expense	$360	$378	$300

        Income from continuing operations before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S., or Other may not correspond to the geographic attribution of the earnings.

        A reconciliation of the income tax provisions based on the Company's domicile and statutory rate at each reporting period is performed. The 2012 reconciliation is based on the U.K. statutory corporate tax rate of 24% and 2011 and 2010 are based on the U.S. statutory rate of 35%. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2012	2011	2010

Statutory tax rate	24.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal benefit	2.2	2.3	1.1
Taxes on international operations (1)	0.6	(11.5)	(12.5)
Nondeductible expenses	2.0	3.5	3.9
Adjustments to prior year tax requirements	0.4	(1.1)	0.2
Deferred tax adjustments, including statutory rate changes	0.7	0.9	0.7
Adjustments to valuation allowances	(5.6)	(1.7)	(0.2)
Other — net	1.8	(0.1)	0.2

Effective tax rate	26.1	27.3	28.4

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 24%, 35% and 35% at December 31, 2012, 2011 and 2010, respectively.

        The components of the Company's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2012	2011

Deferred tax assets:
Employee benefit plans	$917	$940
Net operating/capital loss and tax credit carryforwards	368	484
Other accrued expenses	47	154
Investment basis differences	13	17
Other	77	100

Total	1,422	1,695
Valuation allowance on deferred tax assets	(154)	(219)

Total	$1,268	$1,476

Deferred tax liabilities:
Intangibles and property, plant and equipment	$(1,128)	$(1,333)
Deferred revenue	(30)	(83)
Other accrued expenses	(62)	(121)
Unrealized investment gains	(5)	(21)
Unrealized foreign exchange gains	(8)	(23)
Other	(29)	(40)

Total	$(1,262)	$(1,621)

Net deferred tax asset (liability)	$6	$(145)

        Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2012	2011

Deferred tax assets — current (1)	$44	$19
Deferred tax assets — non-current	285	258
Deferred tax liabilities — current (1)	(17)	(121)
Deferred tax liabilities — non-current	(306)	(301)

Net deferred tax asset (liability)	$6	$(145)

(1)
Included in Other current assets and Other current liabilities.

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances decreased by $65 million in 2012, primarily attributable to the change of the following items: a decrease in valuation allowances of $19 million related to net operating loss carryforwards due to a legal entity restructuring, a decrease of $27 million in the valuation allowances for foreign tax credit carryforwards, and a decrease of $22 million in the valuation allowances of an interest expense carryforward.

        The Company recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $33 million, $36 million and $20 million in 2012, 2011 and 2010, respectively.

        Undistributed earnings of non-U.S. entities were approximately $2.8 billion at December 31, 2012. U.S. income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in those subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

        At December 31, 2012, the Company had U.K. operating loss carryforwards of $552 million and capital loss carryforwards of $251 million, nearly all of which have an indefinite carryforward. In addition there are U.S federal operating loss carryforwards of $25 million that will expire at various dates from 2013 to 2027 and U.S. state operating loss carryforwards of $605 million that will expire at various dates from 2013 to 2031. In other non-U.S. jurisdictions there are operating and capital loss carryforwards of $283 million and $65 million, respectively, which have various carryforward periods and will begin to expire in 2015.

        During 2012, we were granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized during 2012 was approximately $11 million.

Uncertain Tax Positions

        The following is a reconciliation of the Company's beginning and ending amount of uncertain tax positions (in millions):

	2012	2011

Balance at January 1	$118	$100
Additions based on tax positions related to the current year	21	8
Additions for tax positions of prior years	45	5
Reductions for tax positions of prior years	(1)	(16)
Settlements	(22)	(15)
Lapse of statute of limitations	(5)	(4)
Acquisitions	—	40

Balance at December 31	$156	$118

        As of December 31, 2012, $156 million of uncertain tax positions would impact the effective tax rate if recognized. The Company does not expect the uncertain tax positions to change significantly over the next twelve months.

        The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. Aon accrued potential interest and penalties of $6 million in 2012 and 2011. The Company has recorded a liability for interest and penalties of $23 million and $19 million as of December 31, 2012 and 2011, respectively.

        The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2005. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2005.

11.    Shareholders' Equity

Redomestication

        Prior to the Redomestication, the Company accounted for purchases of its outstanding common stock using the treasury share method permitted under U.S. GAAP. Under this method, the Company recorded purchases of its own outstanding common stock as a reduction to Additional paid-in capital based on the cost of the shares acquired. Under U.K. law, when the Company repurchases its outstanding shares, those shares are treated as cancelled. In April 2012, the Company constructively cancelled 60 million shares of treasury stock related to the Redomestication. The impact of the cancellation of all outstanding treasury shares was a decrease in Ordinary shares and Retained earnings of $60 million and $2.4 billion, respectively. The balance of Treasury stock at cost of $2.5 billion was also eliminated as part of the cancellation. Additionally, effective upon the completion of the Redomestication, the par value of Aon's outstanding equity shares decreased from $1.00 to $0.01. The impact of this change was a decrease in Ordinary shares of $323 million, and an increase in Additional paid-in capital of $323 million.

        As a U.K. incorporated company, Aon plc must have "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. On April 4, 2012, the Company received approval from the English Companies Court to reduce its share premium and in connection with that approval, recognized distributable reserves in the amount of $8.0 billion. As of December 31, 2012, the Company had distributable reserves of $7.0 billion.

Ordinary Shares

        In January 2010, the Company's Board of Directors authorized a share repurchase program under which up to $2 billion of common stock may be repurchased ("2010 Stock Repurchase Plan"). Shares could be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and were to be funded from available capital. Any repurchased shares were to be available for employee stock plans and for other corporate purposes.

        The 2010 Stock Repurchase Program, which related to common stock of Aon Corporation and preceded the Redomestication, did not extend to shares of Aon plc. In April 2012, the Company's Board of Directors therefore authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

        In 2012, the Company repurchased 21.6 million shares at an average price per share of $52.16 for a total cost of $1.1 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.0 billion.

Participating Securities

        Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore, are included in computing basic and diluted earnings per share using the two class method. Certain of the Company's restricted share awards allow the holder to receive a non-forfeitable dividend equivalent.

        Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Year ended December 31,
	2012	2011	2010

Income from continuing operations	$11	$13	$15
Income from discontinued operations	—	—	—

Net income	$11	$13	$15

        Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2012	2011	2010

Shares for basic earnings per share (1)	328.5	335.5	293.4
Potentially issuable ordinary shares	4.1	5.4	4.7

Shares for diluted earnings per share	332.6	340.9	298.1

(1)
Includes 4.7 million, 7.6 million and 6.1 million shares of participating securities for the years ended December 31, 2012, 2011, and 2010 respectively.

        Certain potentially issuable ordinary shares, primarily related to share options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 0.2 million in 2012, 0.1 million in 2011 and 4.8 million in 2010.

Dividends

        During 2012, 2011, and 2010, the Company paid dividends on its ordinary shares of $204 million, $200 million, and $175 million, respectively. Dividends paid per ordinary share were $0.62 for the year ended December 31, 2012 and $0.60 for each of the years ended December 31, 2011 and 2010.

Other Comprehensive Loss

        The components of other comprehensive loss and the related tax effects are as follows (in millions):

Year ended December 31, 2012	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(19)	$7	$(12)
Reclassification adjustment	33	(12)	21

Net change in derivative losses	14	(5)	9
Net foreign exchange translation adjustments	109	—	109
Net post-retirement benefit obligation	(488)	130	(358)

Total other comprehensive loss	(365)	125	(240)
Less: other comprehensive income attributable to noncontrolling interest	—	—	—

Other comprehensive loss attributable to Aon shareholders	$(365)	$125	$(240)

Year ended December 31, 2011	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(44)	$15	$(29)
Reclassification adjustment	25	(9)	16

Net change in derivative losses	(19)	6	(13)
Net foreign exchange translation adjustments	(46)	3	(43)
Net post-retirement benefit obligation	(593)	197	(396)

Total other comprehensive loss	(658)	206	(452)
Less: other comprehensive income attributable to noncontrolling interest	1	—	1

Other comprehensive loss attributable to Aon shareholders	$(659)	$206	$(453)

Year ended December 31, 2010	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(31)	$10	$(21)
Reclassification adjustment	(5)	2	(3)

Net change in derivative losses	(36)	12	(24)
Net foreign exchange translation adjustments	(92)	(43)	(135)
Net post-retirement benefit obligation	(76)	35	(41)

Total other comprehensive loss	(204)	4	(200)
Less: other comprehensive loss attributable to noncontrolling interests	(2)	—	(2)

Other comprehensive loss attributable to Aon shareholders	$(202)	$4	$(198)

Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of related tax, are as follows (in millions):

As of December 31	2012	2011	2010

Net derivative losses	$(28)	$(37)	$(24)
Net foreign exchange translation adjustments	233	124	168
Net postretirement benefit obligations	(2,815)	(2,457)	(2,061)

Accumulated other comprehensive loss, net of tax	$(2,610)	$(2,370)	$(1,917)

12.    Employee Benefits

Defined Contribution Savings Plans

        Aon maintains defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2012	2011	2010

U.S.	$115	$104	$65
U.K.	41	43	35

	$156	$147	$100

Pension and Other Post-retirement Benefits

        The Company sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory.

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

Pension Plans

        The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2012 and 2011 and a statement of the funded status as of December 31, 2012 and 2011, for the U.S. plans and material U.K. and non-U.S. plans, which are located in the U.K., the Netherlands, and Canada. These plans represent approximately 94% of the Company's projected benefit obligations.

	U.K. and Non-U.S.		U.S.
(millions)	2012	2011	2012	2011

Change in projected benefit obligation
At January 1	$5,583	$4,812	$2,657	$2,376
Service cost	15	19	—	—
Interest cost	265	267	119	122
Participant contributions	1	1	—	—
Plan amendment	—	12	—	—
Plan transfer and acquisitions	—	17	—	—
Actuarial loss (gain)	(139)	(32)	29	51
Benefit payments	(195)	(181)	(123)	(115)
Change in discount rate	562	651	202	223
Foreign currency revaluation	175	17	—	—

At December 31	$6,267	$5,583	$2,884	$2,657

Accumulated benefit obligation at end of year	$6,186	$5,508	$2,884	$2,657

Change in fair value of plan assets
At January 1	$5,098	$4,288	$1,325	$1,244
Actual return on plan assets	392	595	203	83
Participant contributions	1	1	—	—
Employer contributions	412	364	226	113
Plan transfer and acquisitions	—	13	—	—
Benefit payments	(195)	(181)	(123)	(115)
Foreign currency revaluation	161	18	—	—

At December 31	$5,869	$5,098	$1,631	$1,325

Market related value at end of year	$5,869	$5,098	$1,566	$1,410

Amount recognized in Statement of Financial Position at December 31
Funded status	$(398)	$(485)	$(1,253)	$(1,332)
Unrecognized prior-service cost	28	28	—	—
Unrecognized loss	2,472	2,109	1,591	1,480

Net amount recognized	$2,102	$1,652	$338	$148

        Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K. and Non-U.S.		U.S.
	2012	2011	2012	2011

Prepaid benefit cost (included in Other non-current assets)	$302	$159	$—	$—
Accrued benefit liability (included in Pension, other post retirement, and post employment liabilities)	(700)	(644)	(1,253)	(1,332)
Accumulated other comprehensive loss	2,500	2,137	1,591	1,480

Net amount recognized	$2,102	$1,652	$338	$148

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 and 2011 consist of (in millions):

	U.K. and Non-U.S.		U.S.
	2012	2011	2012	2011

Net loss	$2,472	$2,109	$1,591	$1,480
Prior service cost	28	28	—	—

	$2,500	$2,137	$1,591	$1,480

        In 2012, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets of $1.6 billion. U.K. and Non-U.S. plans with a PBO in excess of the fair value of plan assets had a PBO of $3.5 billion and plan assets with a fair value of $2.8 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.4 billion and plan assets with a fair value of $2.8 billion.

        In 2011, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.7 billion, an ABO of $2.7 billion, and plan assets of $1.3 billion. U.K. and Non-U.S. plans with a PBO in excess of the fair value of plan assets had a PBO of $3.1 billion and plan assets with a fair value of $2.5 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.4 billion.

        The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.K. and Non-U.S.			U.S.
	2012	2011	2010	2012	2011	2010

Service cost	$15	$19	$15	$—	$—	$—
Interest cost	265	267	249	119	122	124
Expected return on plan assets	(323)	(287)	(240)	(127)	(120)	(118)
Amortization of prior-service cost	1	1	1	—	—	—
Amortization of net actuarial loss	60	53	54	43	31	24

Net periodic benefit cost	$18	$53	$79	$35	$33	$30

        In addition to the net periodic benefit cost shown above in 2010, the Company recorded a non-cash charge of $49 million ($29 million after-tax) with a corresponding credit to Accumulated other comprehensive loss. This charge is included in Compensation and benefits in the Consolidated Statements of Income and represents the correction of an error in the calculation of pension expense for the Company's U.S. pension plan for the period from 1999 to the end of the first quarter of 2010.

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.K. and Non-U.S.		U.S.
	2012	2011	2012	2011

Discount rate	3.25 – 4.45%	4.40 – 4.94%	3.73 – 4.05%	4.33 – 4.60%
Rate of compensation increase	2.25 – 3.85%	2.25 – 3.55%	N/A	N/A
Underlying price inflation	2.00 – 2.95%	2.00 – 3.05%	N/A	N/A

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K. and Non-U.S.			U.S.
	2012	2011	2010	2012	2011	2010

Discount rate	4.40 – 4.94%	4.70 – 5.50%	4.00 – 6.19%	4.33 – 4.60%	4.35% – 5.34%	5.22 – 5.98%
Expected return on plan assets	4.90 – 6.75	3.20 – 7.20	4.70 – 7.00	8.80	8.80	8.80
Rate of compensation increase	2.25 – 3.55	2.00 – 4.00	2.50 – 3.60	N/A	N/A	N/A

        The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013 are $52 million in the U.S. and $75 million outside the U.S.

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return on plan assets in the U.S. of 8.80% reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns and other financial instruments to minimize downside risk.

        No plan assets are expected to be returned to the Company during 2013.

Fair value of plan assets

        The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. See Note 15 "Fair Value Measurements and Financial Instruments" for a description of the procedures performed to determine the fair value of the plan assets. The fair values of the Company's U.S. pension plan assets at December 31, 2012 and December 31, 2011, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents (1)	$22	$22	$—	$—
Equity investments: (2)
Large cap domestic	233	233	—	—
Small cap domestic	44	—	44	—
Large cap international	188	59	129	—
Equity derivatives	226	69	157	—
Fixed income investments: (3)
Corporate bonds	421	—	421	—
Government and agency bonds	97	—	97	—
Asset-backed securities	18	—	18	—
Fixed income derivatives	52	—	52	—
Other investments:
Alternative investments (4)	262	—	—	262
Commodity derivatives (5)	17	—	17	—
Real estate and REITS (6)	51	51	—	—

Total	$1,631	$434	$935	$262

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

(6)
Consists of exchange traded REITS.

        The following table presents the changes in the Level 3 fair-value category in the Company's U.S. pension plans for the years ended December 31, 2012 and December 31, 2011 (in millions):

Fair Value Measurement Using Level 3 Inputs

Balance at January 1, 2011	$193
Actual return on plan assets:
Relating to assets still held at December 31, 2011	(8)
Relating to assets sold during 2011	1
Purchases, sales and settlements—net	5
Transfer in/(out) of Level 3	—

Balance at December 31, 2011	191
Actual return on plan assets:
Relating to assets still held at December 31, 2012	22
Relating to assets sold during 2012	1
Purchases, sales and settlements—net	48
Transfer in/(out) of Level 3	—

Balance at December 31, 2012	$262

        The fair values of the Company's major U.K. and non-U.S. pension plan assets at December 31, 2012 and December 31, 2011, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$303	$303	$—	$—
Equity investments:
Pooled funds: (1)
Global	1,241	—	1,241	—
Europe	319	—	319	—
North America	65	—	65	—
Equity securities — global (2)	137	137	—	—
Derivatives (2)	103	—	103	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	973	—	973	—
Derivatives	23	—	23	—
Fixed income securities (3)	1,298	1,235	63	—
Annuities	568	—	—	568
Derivatives (3)	245	—	245	—
Other investments:
Pooled funds: (1)
Commodities	30	—	30	—
REITS	5	—	5	—
Real estate (4)	87	—	—	87
Derivatives	15	—	15	—
Alternative investments (5)	457	—	—	457

Total	$5,869	$1,675	$3,082	$1,112

(1)
Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)
Consists of equity securities and equity derivatives.

(3)
Consists of corporate and government bonds and fixed income derivatives.

(4)
Consists of property funds and trusts holding direct real estate investments.

(5)
Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$276	$276	$—	$—
Equity investments:
Pooled funds: (1)
Global	960	—	960	—
Europe	347	—	347	—
North America	56	—	56	—
Equity securities — global (2)	128	128	—	—
Derivatives (2)	11	—	11	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	823	—	823	—
Derivatives	21	—	21	—
Fixed income securities (3)	1,355	1,299	56	—
Annuities	419	—	—	419
Derivatives (3)	178	—	178	—
Other investments:
Pooled funds: (1)
Commodities	26	—	26	—
REITS	4	—	4	—
Real estate (4)	134	—	—	134
Derivatives	14	—	14	—
Alternative investments (5)	346	—	—	346

Total	$5,098	$1,703	$2,496	$899

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

        The following table presents the changes in the Level 3 fair-value category in the Company's U.K. and non-U.S. pension plans for the years ended December 31, 2012 and December 31, 2011 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Global	Fixed	Annuities	Real Estate	Alternative Investments	Total

Balance at January 1, 2011	$162	$40	$380	$127	$218	$927
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—	—	35	3	—	38
Relating to assets sold during 2011	—	—	—	—	1	1
Purchases, sales and settlements—net	—	—	—	2	86	88
Transfers in/(out) of Level 3 (1)	(162)	(40)	—	1	41	(160)
Foreign exchange	—	—	4	1	—	5

Balance at December 31, 2011	—	—	419	134	346	899
Actual return on plan assets:
Relating to assets still held at December 31, 2012	—	—	(4)	(1)	19	14
Relating to assets sold during 2012	—	—	—	1	11	12
Purchases, sales and settlements—net	—	—	137	(32)	68	173
Transfers in/(out) of Level 3	—	—	—	(18)	—	(18)
Foreign exchange	—	—	16	3	13	32

Balance at December 31, 2012	$—	$—	$568	$87	$457	$1,112

(1)
During 2011, a pooled global equity fund with a fair value of $162 million was transferred from Level 3 to Level 2 due to increased observability of the inputs. Additionally, a fund of funds with a fair value of $40 million was reclassified within Level 3 to be consistent with other similar fund of funds classified as Alternative Investments within the fair value hierarchy.

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 49% equity investments, 30% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2012, the weighted average targeted allocation for the U.K. and non-U.S. plans was 45% for equity investments and 55% for fixed income investments.

Cash Flows

Contributions

        Based on current assumptions, the Company expects to contribute approximately $167 million and $381 million, respectively, to its U.S. and non-U.S. pension plans during 2013.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2012 (in millions):

	U.K. and Non-U.S.	U.S.

2013	$184	$145
2014	190	141
2015	199	147
2016	213	154
2017	221	153
2018 – 2022	1,336	787

U.S. and Canadian Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2012 and 2011 for the Company's other post-retirement benefit plans located in the U.S. and Canada (in millions):

	2012	2011

Accumulated projected benefit obligation	$134	$134
Fair value of plan assets	20	20

Funded status	(114)	(114)

Unrecognized prior-service credit	(15)	(8)
Unrecognized loss	37	25

Net amount recognized	$(92)	$(97)

        Other information related to the Company's other post-retirement benefit plans are as follows:

	2012	2011	2010

Net periodic benefit cost recognized (millions)	$1	$6	$4
Weighted-average discount rate used to determine future benefit obligations	3.67 – 4.00%	4.33 – 5.00%	4.92 – 6.00%
Weighted-average discount rate used to determine net periodic benefit costs	4.33 – 5.00%	4.92 – 6.00%	5.90 – 6.19%

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2012 are $37 million and $15 million of net loss and prior service credit, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2013 is $1 million and $5 million of net loss and prior service credit, respectively.

        Based on current assumptions, the Company expects:

  •
  To contribute $6 million to fund material other post-retirement benefit plans during 2013.

  •
  Estimated future benefit payments will be approximately $8 million each year for 2013 through 2017, and $41 million in aggregate for 2018-2022.

        The accumulated post-retirement benefit obligation is increased by $3 million and decreased by $3 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.2 million and decreased by $0.2 million by a respective 1% increase or decrease to the assumed healthcare trend rate.

        For most of the participants in the U.S. plan, Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Although the net employer trend rates range from 8% to 5% per year, because of this cap, these plans are effectively limited to 5% per year in the future. During 2012, Aon recognized a plan amendment that phases out post-retirement coverage in its U.S. plan over the next two years. The amendment resulted in recognition of prior service credits of $5 million in 2012 in net periodic benefit cost. The impact of this amendment also resulted in a new prior service credit of $10 million which will impact net periodic benefit cost in future periods as it is recognized over the average remaining service life of the employees.

13.    Share-Based Compensation Plans

        The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2012	2011	2010

Restricted share units ("RSUs")	$154	$142	$138
Performance share awards ("PSAs")	46	78	62
Share options	5	9	17
Employee share purchase plans	7	6	4

Total share-based compensation expense	212	235	221
Tax benefit	62	77	75

Share-based compensation expense, net of tax	$150	$158	$146

Restricted Share Units

        RSUs generally vest between three and five years, but may vest up to ten years from the date of grant. The fair value of RSUs is based upon the market value of the Aon ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. Compensation expense associated with RSUs is recognized over the service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.

        A summary of the status of Aon's RSUs is as follows (shares in thousands):

	2012		2011		2010
Years ended December 31	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)

Non-vested at beginning of year	9,916	$42	10,674	$38	12,850	$36
Granted	5,113	46	3,506	51	3,817	40
Vested	(3,958)	42	(3,773)	39	(5,278)	35
Forfeited	(639)	44	(491)	39	(715)	35

Non-vested at end of year	10,432	44	9,916	42	10,674	38

(1)
Represents per share weighted average fair value of award at date of grant.

        The fair value of RSUs that vested during 2012, 2011 and 2010 was $180 million, $146 million and $174 million, respectively.

Performance Share Awards

        The vesting of PSAs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of the Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issuance of shares may range from 0-200% of the target number of PSAs granted, based on the plan. Dividend equivalents are not paid on PSAs.

        Information regarding PSAs granted during the years ended December 31, 2012, 2011 and 2010 follows (shares in thousands, dollars in millions, except fair value):

	2012	2011	2010

Target PSAs granted	1,369	1,715	1,390
Fair Value (1)	$47	$50	$39
Number of shares that would be issued based on current performance levels	1,722	1,120	1,079
Unamortized expense, based on current performance levels	$63	$19	$—

(1)
Represents per share weighted average fair value of award at date of grant.

        During 2012, the Company issued approximately 1.4 million shares in connection with the 2009 Leadership Performance Plan ("LPP") cycle and 0.9 million shares related to other performance plans. During 2011, the Company issued approximately 1.2 million shares in connection with the 2008 LPP cycle and 0.3 million shares related to a 2006 performance plan. During 2010, the Company issued approximately 1.6 million shares in connection with the 2007 LPP cycle and 0.1 million shares related to other performance plans.

Share Options

        Options to purchase ordinary shares are granted to certain employees at fair value on the date of grant. Commencing in 2010, the Company ceased granting new share options with the exception of historical contractual commitments. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a four-year period of continuous employment, although a number of options were granted that require five continuous years of service before the options are fully vested. Options issued under the LPP program vest ratable over three years with a six-year term. The maximum contractual term on share options is generally ten years from the date of grant.

        The Company uses a lattice-binomial option-pricing model to value share options. Lattice-based option valuation models use a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of the Company's share price and the implied volatility of traded options and the Company's shares. The valuation model stratifies employees between those receiving LPP options, Special Stock Plan ("SSP") options, and all other option grants. The Company believes that this stratification better represents prospective share option exercise patterns. The expected dividend yield assumption is based on the Company's historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of employee share options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.

        The weighted average assumptions, the weighted average expected life and estimated fair value of employee share options are summarized as follows:

Years ended December 31	2012	2011	2010

	All Other Options	All Other Options	All Other Options

Weighted average volatility	NA	26.1%	28.5%
Expected dividend yield	NA	1.3%	1.6%
Risk-free rate	NA	2.2%	3.0%

Weighted average expected life, in years	NA	5.5	6.1
Weighted average estimated fair value per share	NA	$10.92	$10.37

        In connection with its incentive compensation plans, the Company granted the following number of share options at the noted exercise price: 2012 — none, 2011 — 80,000 shares at $53 per share, and 2010 — 143,000 shares at $38 per share. In 2010, the Company acquired Hewitt Associates and immediately vested all outstanding options issued under Hewitt's Global Stock and Incentive Compensation Plan.

        Each outstanding vested Hewitt stock option was converted into a fully vested and exercisable option to purchase Aon common stock with the same terms and conditions as the Hewitt stock option. On the acquisition date, 4.5 million options to purchase Aon common stock were issued to former holders of Hewitt stock options and 0.6 million of these options remain outstanding and exercisable at December 31, 2012.

        A summary of the status of the Company's share options and related information is as follows (shares in thousands):

Years ended December 31	2012		2011		2010

	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

Beginning outstanding	9,116	$32	13,919	$32	15,937	$33
Options issued in connection with the Hewitt acquisition	—	—	—	—	4,545	22
Granted	—	—	80	53	143	38
Exercised	(3,413)	31	(4,546)	32	(6,197)	27
Forfeited and expired	(92)	37	(337)	36	(509)	35

Outstanding at end of year	5,611	32	9,116	32	13,919	32

Exercisable at end of year	5,117	31	7,833	30	11,293	30

Shares available for grant	17,024		24,508		22,777

        A summary of options outstanding and exercisable as of December 31, 2012 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share

$14.71 – 22.86	1,747	2.07	$21.72	1,747	2.07	$21.72
22.87 – 25.51	331	2.43	25.40	331	2.43	25.40
25.52 – 32.53	675	1.74	27.30	675	1.74	27.30
32.54 – 36.88	631	2.99	35.89	482	2.57	35.73
36.89 – 43.44	1,393	2.81	39.50	1,238	2.37	39.58
43.45 – 52.93	834	3.79	46.54	644	3.32	45.64

	5,611			5,117

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $55.61 as of December 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2012, the aggregate intrinsic value of options outstanding was $131 million, of which $124 million was exercisable.

        Other information related to the Company's share options is as follows (in millions):

	2012	2011	2010

Aggregate intrinsic value of stock options exercised	$67	$80	$87
Cash received from the exercise of stock options	105	153	162
Tax benefit realized from the exercise of stock options	11	14	4

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $302 million as of December 31, 2012, with a remaining weighted-average amortization period of approximately 2.1 years.

Employee Share Purchase Plan

United States

        The Company has an employee share purchase plan that provides for the purchase of a maximum of 7.5 million shares of the Company's ordinary shares by eligible U.S. employees. Prior to 2011, shares of the Company's common stock were purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. Beginning in 2011, the Company's ordinary shares were purchased at 6-month intervals at 85% of the lower of the fair market value of the ordinary shares on the first or last day of each 6-month period. In 2012, 2011, and 2010, 621,000 shares, 468,000 shares and 357,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $6 million in 2012, $5 million in 2011, and $3 million in 2010.

United Kingdom

        The Company also has an employee share purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and that is similar to the U.S. plan previously described. Three-year periods began in 2008 and 2006, allowing for the purchase of a maximum of

200,000 and 525,000 shares, respectively. In 2012, 2011 and 2010, 25,000 shares, 63,000 shares, and 5,000 shares, respectively, were issued under the plan. In 2012, 2011 and 2010, $1 million, $1 million, and $1 million, respectively, of compensation expense was recognized.

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

        The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company's global liquidity profile typically up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income (expense) in the Consolidated Statements of Income.

Interest Rate Risk Management

        The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits typically up to two years in the future.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to the Company. The Company has limited its credit risk by using International Swaps and Derivatives Association ("ISDA") master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. The Company monitors the credit worthiness of, and exposure to, its counterparties. As of December 31, 2012, all net derivative positions were free of credit risk contingent features. The Company has not received or pledged any collateral as of December 31, 2012.

        The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
As of December 31	2012	2011	2012	2011	2012	2011

Derivatives accounted for as hedges:
Interest rate contracts	$336	$702	$17	$16	$—	$—
Foreign exchange contracts	1,819	1,297	191	140	250	188

Total	2,155	1,999	208	156	250	188
Derivatives not accounted for as hedges:
Foreign exchange contracts	305	246	2	1	1	1

Total	$2,460	$2,245	$210	$157	$251	$189

(1)
Included within Other current assets or Other non-current assets

(2)
Included within Other liabilities or Other non-current liabilities

        The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	December 31,
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	2012	2011

Cash flow hedges:
Interest rate contracts	$—	$(1)
Foreign exchange contracts	(21)	(54)

Total	(21)	(55)

Foreign net investment hedges:
Foreign exchange contracts	$4	$(2)

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash flow hedges:
Interest rate contracts (1)	$(1)	$—
Foreign exchange contracts (2)	(34)	(36)

Total	(35)	(36)

Foreign net investment hedges:
Foreign exchange contracts	$—	$—

(1)
Included within Fiduciary investment income and Interest expense

(2)
Included within Other income (expense)

        The amount of gain (loss) recognized in the Consolidated Financial Statements is as follows (in millions):

	Twelve months ended December 31,
	Amount of Gain (Loss) Recognized in Income on Derivative(2)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2012	2011	2012	2011

Fair value hedges:
Foreign exchange contracts(1)	$1	$2	$(1)	$(2)

(1)
Relates to fixed rate debt

(2)
Included in interest expense

        It is estimated that approximately $20 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

        The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2012, 2011 and 2010 was not material.

        The Company recorded a gain of $13 million and a loss of $9 million in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges for 2012 and 2011, respectively.

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

        Pooled funds consist of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities that trade on national securities exchanges. Where possible, the Company independently reviews the listing securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the fund and discusses fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.

        Alternative investments consist of limited partnerships, private equity and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs and assumptions used in developing prices provided by the investment managers (or appropriate party) through regular discussions. During these discussions with the investment managers, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the investment manager and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates in the Consolidated Financial Statements.

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

        The following table presents the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,133	$2,108	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	8	—	8	—
Equity securities	5	5	—	—
Derivatives
Interest rate contracts	17	—	17	—
Foreign exchange contracts	193	—	193	—
Liabilities:
Derivatives
Foreign exchange contracts	251	—	251	—

(1)
Includes $2,108 million of money market funds and $25 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

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

        There were no transfers of assets or liabilities between fair value hierarchy levels during 2012 or 2011. There were no realized or unrealized gains or losses recognized in the Consolidated Statements of Income during 2012, 2011 or 2010, related to assets and liabilities measured at fair value using unobservable inputs.

        The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2012		2011

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$3,713	$4,162	$4,155	$4,494

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

        At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. In August 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissals of most, but not all, of the claims. In March 2011, Aon entered into a Memorandum of Understanding documenting a settlement of the civil cases consolidated in the U.S. District Court for the District of New Jersey. Under that agreement, Aon paid $550,000 in exchange for dismissal of the class claims. This agreement received final approval in the trial court in March 2012. In April 2012, certain entities that had objected to the settlement filed notices of appeal from the trial court judgment. The appellate court has dismissed the appeal, and the class settlement is final. One non-class claim brought by an individual plaintiff that opted out of the class action proceeding will remain pending, but the Company does not believe this case presents material exposure to the Company.

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

        Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

        A pensions consulting and administration subsidiary of Hewitt prior to its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries (together, "Philips"). In December 2011, the Aon subsidiary received notice of a potential claim alleging negligence and breach of duty. The notice asserts Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. No lawsuit has yet been filed. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. The outcome of this circumstance, and the amount of any losses or other payments that may result, cannot be estimated at this time.

        Mazeikiu Nafta ("MN"), which operates an oil refinery in Lithuania, has sued an insurance brokerage subsidiary of Aon in London. Aon placed property damage and business interruption coverage for MN. There was a fire at the refinery in 2006. MN settled with insurers in November 2011 and claimed against Aon in December 2012. The claim is for $125 million, which is the shortfall alleged by MN to have been caused by Aon's failure to obtain appropriate business interruption coverage. Aon believes it has meritorious defenses and intends to defend itself vigorously against these allegations. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

Guarantees and Indemnifications

        In connection with the Redomestication, the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee") (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee, and (5) Amended and Restated Trust Deed, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) ("Aon Luxembourg") and BNY Mellon Corporate Trustee Services Limited, as trustee (the "Luxembourg Trustee") (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011, among Aon Delaware, Aon Luxembourg and the Luxembourg Trustee).

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

        The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Guarantees are recorded at fair value and are included in the Company's Consolidated Financial Statements.

        The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

Letters of Credit

        The Company has total letters of credit ("LOCs") outstanding for approximately $74 million and $75 million at December 31, 2012 and 2011, respectively. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions on Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Consolidated Financial Statements to the extent that they are probable and estimable.

Commitments

        The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $51 million at December 31, 2012. During 2012, the Company funded $11 million of these commitments.

Premium Payments

        The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $104 million at December 31, 2012.

17.    Related Party Transactions

        During 2012, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company's shareholders. These transactions were negotiated at an arms-length basis and contain customary terms and conditions. During 2012 and 2011, commissions and fee revenue recognized by the Company from these transactions was approximately $15 million and $9 million, respectively.

18.    Segment Information

        The Company has two reportable segments: Risk Solutions and HR Solutions. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Consolidated Financial Statements.

        Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon's chief operating decision maker ("CODM") uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance based on operating income and generally accounts for intersegment revenue as if the revenue were from third parties and at what management believes are current market prices. The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

        Aon's total revenue is as follows (in millions):

Years ended December 31	2012	2011	2010

Risk Solutions	$7,632	$7,537	$6,989
HR Solutions	3,925	3,781	1,545
Intersegment elimination	(43)	(31)	(22)

Total revenue	$11,514	$11,287	$8,512

        Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2012	2011	2010

Retail brokerage	$6,089	$6,022	$5,491
Reinsurance brokerage	1,505	1,463	1,444

Total Risk Solutions Segment	7,594	7,485	6,935
Consulting services	1,585	1,546	821
Outsourcing	2,372	2,258	731
Intrasegment	(32)	(23)	(8)

Total HR Solutions Segment	3,925	3,781	1,544
Intersegment	(43)	(31)	(22)

Total commissions, fees and other revenues	$11,476	$11,235	$8,457

        Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2012	2011	2010

Risk Solutions	$38	$52	$54
HR Solutions	—	—	1

Total fiduciary investment income	$38	$52	$55

        A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2012	2011	2010

Risk Solutions	$1,493	$1,413	$1,328
HR Solutions	289	336	121

Segment income from continuing operations before income taxes	1,782	1,749	1,449
Unallocated expenses	(186)	(153)	(205)
Interest income	10	18	15
Interest expense	(228)	(245)	(182)
Other income (expense)	3	15	(18)

Income from continuing operations before income taxes	$1,381	$1,384	$1,059

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

        Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2012	$11,514	$5,336	$1,190	$1,541	$2,271	$1,176
2011	11,287	5,134	1,176	1,519	2,377	1,081
2010	8,512	3,400	978	1,322	2,035	777

        Consolidated non-current assets by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2012	$13,819	$8,355	$599	$1,721	$2,462	$682
2011	13,789	8,617	574	1,589	2,448	561

19.    Guarantee of Registered Securities

        As described in Note 16, in connection with the Redomestication, on April 2, 2012, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 7.375% debt securities due December 2012, the 3.50% senior notes due September 2015, the 3.125% senior notes due May 2016, the 5.00% senior notes due September 2020, the 8.205% junior subordinated deferrable interest debentures due January 2027 and the 6.25% senior notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no subsidiaries of Aon plc that are guarantors of the debt.

        As described in Note 8, in connection with the debt exchange, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% senior notes due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027. The 4.250% senior notes due 2042 are subject to Rule 3-10 of Regulation S-X. The guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of this debt security.

        The following tables set forth condensed consolidating statements of income, comprehensive income and cash flows for the years ended December 31, 2012, 2011, and 2010, and condensed consolidating statements of financial position as of December 31, 2012 and December 31, 2011 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

        Certain amounts in prior years' condensed consolidating financial statements have been reclassified to conform to the 2012 presentation. In prior periods, amounts invoiced between entities related to intercompany royalties were recognized in Other general expenses. These amounts are now recognized in Other income (expense) in the condensed consolidated financial statements. The Company believes this provides greater clarity into the results from operations.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue
Commissions, fees and other	$2	$1	$11,474	$(1)	$11,476
Fiduciary investment income	—	1	37	—	38

Total revenue	2	2	11,511	(1)	11,514

Expenses
Compensation and benefits	117	24	6,568	—	6,709
Other general expenses	18	47	3,145	(1)	3,209

Total operating expenses	135	71	9,713	(1)	9,918

Operating (loss) income	(133)	(69)	1,798	—	1,596
Interest income	—	1	9	—	10
Interest expense	—	(164)	(64)	—	(228)
Intercompany interest (expense) income	(19)	190	(171)	—	—
Other income	—	57	(54)	—	3

(Loss) income from continuing operations before income taxes	(152)	15	1,518	—	1,381
Income tax (benefit) expense	(37)	8	389	—	360

(Loss) income from continuing operations	(115)	7	1,129	—	1,021

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income tax expense	—	—	—	—	—

Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	1,108	988	995	(3,091)	—

Net income	993	995	2,123	(3,091)	1,020

Less: Net income attributable to noncontrolling interests	—	—	27	—	27

Net income attributable to Aon shareholders	$993	$995	$2,096	$(3,091)	$993

Condensed Consolidating Statement of Income

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$11,236	$(1)	$11,235
Fiduciary investment income	—	2	50	—	52

Total revenue	—	2	11,286	(1)	11,287

Expenses
Compensation and benefits	—	118	6,449	—	6,567
Other general expenses	—	47	3,078	(1)	3,124

Total operating expenses	—	165	9,527	(1)	9,691

Operating (loss) income	—	(163)	1,759	—	1,596
Interest income	—	4	14	—	18
Interest expense	—	(171)	(74)	—	(245)
Intercompany interest income (expense)	—	180	(180)	—	—
Other (expense) income	—	32	(17)	—	15

(Loss) income from continuing operations before income taxes	—	(118)	1,502	—	1,384
Income tax (benefit) expense	—	(43)	421	—	378

(Loss) income from continuing operations	—	(75)	1,081	—	1,006

Income from discontinued operations before taxes	—	5	—	—	5
Income tax expense	—	1	—	—	1

Income from discontinued operations	—	4	—	—	4

Equity in earnings of subsidiaries, net of tax	979	921	850	(2,750)	—

Net income	979	850	1,931	(2,750)	1,010

Less: Net income attributable to noncontrolling interests	—	—	31	—	31

Net income attributable to Aon shareholders	$979	$850	$1,900	$(2,750)	$979

Condensed Consolidating Statement of Income

	Year Ended December 31, 2010
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated

Revenue
Commissions, fees and other	$—	$—	$8,459	$(2)	$8,457
Fiduciary investment income	—	15	40	—	55

Total revenue	—	15	8,499	(2)	8,512

Expenses
Compensation and benefits	—	47	5,050	—	5,097
Other general expenses	—	50	2,123	(2)	2,171

Total operating expenses	—	97	7,173	(2)	7,268

Operating (loss) income	—	(82)	1,326	—	1,244
Interest income	—	7	8	—	15
Interest expense	—	(105)	(77)		(182)
Intercompany interest income (expense)	—	133	(133)		—
Other (expense) income	—	14	(32)		(18)

(Loss) income from continuing operations before taxes	—	(33)	1,092	—	1,059
Income tax (benefit) expense	—	(14)	314	—	300

(Loss) income from continuing operations	—	(19)	778	—	759

Loss from discontinued operations before taxes	—	(39)	—	—	(39)
Income tax benefit	—	(12)	—	—	(12)

Loss from discontinued operations	—	(27)	—	—	(27)

Equity in earnings of subsidiaries, net of tax	706	622	576	(1,904)	—

Net income	706	576	1,354	(1,904)	732

Less: Net income attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to Aon shareholders	$706	$576	$1,328	$(1,904)	$706

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$993	$995	$2,123	$(3,091)	$1,020
Less: Net income attributable to noncontrolling interests	—	—	27	—	27

Net income attributable to Aon shareholders	$993	$995	$2,096	$(3,091)	$993
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	2	7	—	9
Foreign currency translation adjustments	—	24	85	—	109
Post-retirement benefit obligation	—	(67)	(291)	—	(358)

Total other comprehensive loss	—	(41)	(199)	—	(240)
Equity in other comprehensive (loss) income of subsidiaries, net of tax	(240)	(200)	(241)	681	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—

Total other comprehensive loss attributable to Aon shareholders	(240)	(241)	(440)	681	(240)

Comprehensive income attributable to Aon shareholders	$753	$754	$1,656	$(2,410)	$753

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$979	$850	$1,931	$(2,750)	$1,010
Less: Net income attributable to noncontrolling interests	—	—	31	—	31

Net income attributable to Aon shareholders	$979	$850	$1,900	$(2,750)	$979
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	(6)	(37)	—	(43)
Post-retirement benefit obligation	—	(173)	(223)	—	(396)

Total other comprehensive loss	—	(179)	(273)	—	(452)
Equity in other comprehensive (loss) income of subsidiaries, net of tax	(453)	(277)	(456)	1,186	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1

Total other comprehensive loss attributable to Aon shareholders	(453)	(456)	(730)	1,186	(453)

Comprehensive income attributable to Aon shareholders	$526	$394	$1,170	$(1,564)	$526

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2010
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

Net income	$706	$576	$1,354	$(1,904)	$732
Less: Net income attributable to noncontrolling interests	—	—	26	—	26

Net income attributable to Aon shareholders	$706	$576	$1,328	$(1,904)	$706
Other comprehensive income, net of tax:
Change in in accounting principle	—	(44)	—	—	(44)
Change in fair value of derivatives	—	(17)	(7)	—	(24)
Foreign currency translation adjustments	—	125	(260)	—	(135)
Post-retirement benefit obligation	—	(62)	21	—	(41)

Total other comprehensive income (loss)	—	2	(246)	—	(244)
Equity in other comprehensive (loss) income of subsidiaries, net of tax	(242)	(231)	(229)	702	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)

Total other comprehensive loss attributable to Aon shareholders	(242)	(229)	(473)	702	(242)

Comprehensive income attributable to Aon shareholders	$464	$347	$855	$(1,202)	$464

Condensed Consolidating Statement of Financial Position

	As of December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Cash and cash equivalents	$131	$199	$(39)	$—	$291
Short-term investments	—	89	257	—	346
Receivables, net	5	1	3,095	—	3,101
Fiduciary assets	—	—	12,214	—	12,214
Intercompany receivables	—	2,092	3,545	(5,637)	—
Other current assets	7	53	370	—	430

Total Current Assets	143	2,434	19,442	(5,637)	16,382
Goodwill	—	—	8,943	—	8,943
Intangible assets, net	—	—	2,975	—	2,975
Fixed assets, net	—	—	820	—	820
Investments	—	49	116	—	165
Deferred tax assets	117	620	266	(718)	285
Intercompany receivables	166	1,997	2,350	(4,513)	—
Other non-current assets	—	115	908	(107)	916
Investments in subsidiary	10,398	10,522	8,322	(29,242)	—

TOTAL ASSETS	$10,824	$15,737	$44,142	$(40,217)	$30,486

LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,214	$—	$12,214
Short-term debt and current portion of long-term debt	—	429	23	—	452
Accounts payable and accrued liabilities	10	71	1,772	—	1,853
Intercompany payables	51	2,637	2,162	(4,850)	—
Other current liabilities	—	49	779	3	831

Total Current Liabilities	61	3,186	16,950	(4,847)	15,350
Long-term debt	107	2,515	1,091	—	3,713
Deferred tax liabilities	—	—	1,024	(718)	306
Pension and other post employment liabilities	—	1,294	982	—	2,276
Intercompany payables	2,890	166	2,247	(5,303)	—
Other non-current liabilities	4	254	885	(107)	1,036

TOTAL LIABILITIES	3,062	7,415	23,179	(10,975)	22,681

TOTAL AON SHAREHOLDERS' EQUITY	7,762	8,322	20,920	(29,242)	7,762
Noncontrolling interests	—	—	43	—	43

TOTAL EQUITY	7,762	8,322	20,963	(29,242)	7,805

TOTAL LIABILITIES AND EQUITY	$10,824	$15,737	$44,142	$(40,217)	$30,486

Condensed Consolidating Statement of Financial Position

	As of December 31, 2011
(millions)	Parent Guarantor	Subsidiary Issuer	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

ASSETS
Cash and cash equivalents	$—	$(21)	$293	$—	$272
Short-term investments	—	321	464	—	785
Receivables, net	—	2	3,181	—	3,183
Fiduciary assets	—	—	10,838	—	10,838
Intercompany receivables	3	610	539	(1,152)	—
Other current assets	—	57	378	(8)	427

Total Current Assets	3	969	15,693	(1,160)	15,505
Goodwill	—	—	8,770	—	8,770
Intangible assets, net	—	—	3,276	—	3,276
Fixed assets, net	—	—	783	—	783
Investments	—	39	200	—	239
Deferred tax assets	—	702	258	(702)	258
Intercompany receivables	—	2,133	2,202	(4,335)	—
Other non-current assets	—	198	523	—	721
Investments in subsidiary	10,183	9,269	7,714	(27,166)	—

TOTAL ASSETS	$10,186	$13,310	$39,419	$(33,363)	$29,552

LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$10,838	$—	$10,838
Short-term debt and current portion of long-term debt	—	318	19	—	337
Accounts payable and accrued liabilities	—	78	1,758	(4)	1,832
Intercompany payables	—	206	609	(815)	—
Other current liabilities	—	5	752	(4)	753

Total Current Liabilities	—	607	13,976	(823)	13,760
Long-term debt	—	3,063	1,092	—	4,155
Deferred tax liabilities	—	—	1,003	(702)	301
Pension and other post employment liabilities	—	1,407	785	—	2,192
Intercompany payables	2,108	378	2,186	(4,672)	—
Other non-current liabilities	—	141	883	—	1,024

TOTAL LIABILITIES	2,108	5,596	19,925	(6,197)	21,432

TOTAL AON SHAREHOLDERS' EQUITY	8,078	7,714	19,452	(27,166)	8,078
Noncontrolling interests	—	—	42	—	42

TOTAL EQUITY	8,078	7,714	19,494	(27,166)	8,120

TOTAL LIABILITIES AND EQUITY	$10,186	$13,310	$39,419	$(33,363)	$29,552

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(87)	$(105)	$1,611	$—	$1,419

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	79	99	—	178
Purchases of long-term investments	—	(12)	—	—	(12)
Net sales of short-term investments — non-fiduciary	—	232	208	—	440
Acquisition of businesses, net of cash acquired	(50)	(55)	(55)	—	(160)
Capital expenditures		—	(269)	—	(269)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(50)	244	(17)	—	177

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	(1,025)	(100)	—	—	(1,125)
Advances from (to) affiliates	1,379	510	(1,889)	—	—
Issuance of shares for employee benefit plans	69	49	—	—	118
Issuance of debt	—	732	1	—	733
Repayment of debt	—	(1,061)	(16)	—	(1,077)
Cash dividends to shareholders	(155)	(49)	—	—	(204)
Purchase of shares from noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(27)	—	(27)

CASH PROVDED BY (USED FOR) FINANCING ACTIVITIES	268	81	(1,935)	—	(1,586)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	9	—	9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131	220	(332)	—	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272

CASH AND CASH EQUIVALENTS AT END OF YEAR	$131	$199	$(39)	$—	$291

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$—	$(201)	$1,219	$—	$1,018

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	133	57	—	190
Purchases of long-term investments	—	(20)	(10)	—	(30)
Net sales of short-term investments — non-fiduciary	—	115	(123)	—	(8)
Acquisition of businesses, net of cash acquired	—	(5)	(92)	—	(97)
Capital expenditures		—	(241)	—	(241)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	223	(409)	—	(186)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(828)	—	—	(828)
Advances from (to) affiliates	—	768	(768)	—	—
Issuance of shares for employee benefit plans	—	201	—	—	201
Issuance of debt	—	1,290	383	—	1,673
Repayment of debt	—	(1,288)	(400)	—	(1,688)
Cash dividends to shareholders	—	(200)	—	—	(200)
Purchase of shares from noncontrolling interests	—	—	(24)	—	(24)
Dividends paid to noncontrolling interests	—	—	(30)	—	(30)

CASH PROVDED BY (USED FOR) FINANCING ACTIVITIES	—	(57)	(839)	—	(896)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(10)	—	(10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(35)	(39)	—	(74)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14	332	—	346

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$(21)	$293	$—	$272

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2010
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated

CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$—	$(99)	$882	$—	$783

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	54	36		90
Purchases of long-term investments	—	(24)	(10)		(34)
Net sales of short-term investments — non-fiduciary	—	(262)	(75)		(337)
Acquisition of businesses, net of cash acquired	—	(2,001)	(77)		(2,078)
Capital expenditures	—	—	(180)		(180)

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(2,233)	(306)	—	(2,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury shares	—	(250)	—	—	(250)
Advances from (to) affiliates	—	163	(163)	—	—
Issuance of shares for employee benefit plans	—	194	—	—	194
Issuance of debt	—	2,592	313	—	2,905
Repayment of debt	—	(173)	(643)	—	(816)
Cash dividends to shareholders	—	(175)	—	—	(175)
Purchase of shares from noncontrolling interests	—	—	(15)	—	(15)
Dividends paid to noncontrolling interests	—	—	(20)	—	(20)

CASH USED FOR FINANCING ACTIVITIES	—	2,351	(528)	—	1,823

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	62	—	62

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	19	110	—	129
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(5)	222	—	217

CASH AND CASH EQUIVALENTS AT END OF YEAR	$—	$14	$332	$—	$346

20.    Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2012 and 2011 as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2012

INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,829	$2,813	$2,726	$3,108	$11,476
Fiduciary investment income	12	8	11	7	38

Total revenue	$2,841	$2,821	$2,737	$3,115	$11,514

Operating income	$402	$394	$339	$461	$1,596

Income from continuing operations	$249	$255	$210	$307	$1,021
Loss from discontinued operations	—	1	—	—	1

Net income	249	254	210	307	1,020
Less: Net income attributable to noncontrolling interests	11	8	6	2	27

Net income attributable to Aon shareholders	$238	$246	$204	$305	$993

PER SHARE DATA
Basic:
Income from continuing operations	$0.72	$0.74	$0.62	$0.95	$3.03
Loss from discontinued operations	—	—	—	—	—

Net income	$0.72	$0.74	$0.62	$0.95	$3.03

Diluted:
Income from continuing operations	$0.71	$0.73	$0.62	$0.93	$2.99
Loss from discontinued operations	—	—	—	—	—

Net income	$0.71	$0.73	$0.62	$0.93	$2.99

CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.15	$0.16	$0.16	$0.16	$0.62
Price range:
High	$49.51	$52.61	$53.35	$57.92	$57.92
Low	$45.58	$45.04	$45.87	$51.78	$45.04
Shares outstanding	326.4	322.4	318.7	310.9	310.9
Average monthly trading volume	47.0	47.6	30.1	33.7	39.6

	1Q	2Q	3Q	4Q	2011

INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,748	$2,799	$2,708	$2,980	$11,235
Fiduciary investment income	11	12	15	14	52

Total revenue	$2,759	$2,811	$2,723	$2,994	$11,287

Operating income	$398	$440	$328	$430	$1,596

Income from continuing operations	$253	$265	$208	$280	$1,006
Income from discontinued operations	2	2	—	—	4

Net income	255	267	208	280	1,010
Less: Net income attributable to noncontrolling interests	9	9	10	3	31

Net income attributable to Aon shareholders	$246	$258	$198	$277	$979

PER SHARE DATA
Basic:
Income from continuing operations	$0.72	$0.76	$0.59	$0.84	$2.91
Income from discontinued operations	—	—	—	$0.01	$0.01

Net income	$0.72	$0.76	$0.59	$0.85	$2.92

Diluted:
Income from continuing operations	$0.71	$0.75	$0.59	$0.82	$2.86
Income from discontinued operations	—	—	—	$0.01	0.01

Net income	$0.71	$0.75	$0.59	$0.83	$2.87

CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$53.17	$54.58	$52.17	$51.11	$54.58
Low	$43.31	$48.66	$39.68	$39.90	$39.68
Shares outstanding	330.5	326.7	323.3	324.4	324.4
Average monthly trading volume	50.7	40.2	55.3	56.3	50.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management of Aon plc is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework. Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        During 2011, the Company upgraded its financials systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North American operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during 2012 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Aon plc

        We have audited Aon plc's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Aon plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon plc as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 22, 2013 expressed an unqualified opinion thereon.

Chicago, Illinois
February 22, 2013

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Resolutions Regarding Election of Directors" in our Proxy Statement for the 2013 Annual General Meeting of Shareholders to be held on May 17, 2013 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon's ordinary shares is set forth under the headings "Equity Compensation Plan Information", "Principal Holders of Voting Securities" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement and all such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Aon hereby incorporates by reference the information under the headings "Corporate Governance — Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item is included under the caption "Proposal 3 — Resolutions Regarding Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement and is hereby incorporated by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) and (2). The following documents have been included in Part II, Item 8.

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2012 and 2011
  Consolidated Statements of Income — Years Ended December 31, 2012, 2011 and 2010
  Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010
  Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2012, 2011 and 2010
  Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010
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
2.2.*
Implementation Agreement dated August 22, 2008 between Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.2 to Aon's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.
2.3.*
Agreement and Plan of Merger dated as of July 11, 2010 among Aon Corporation, Alps Merger Corp., Alps Merger LLC and Hewitt Associates, Inc. — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on July 12, 2010.
2.4.*
Agreement and Plan of Merger and Reorganization by and among Aon Corporation and Market Mergeco Inc. dated January 12, 2012 — incorporated by reference to Annex A of the Registration Statement on Form S-4/A (File No. 333-178991) filed by Aon Global Limited on February 6, 2012.
2.5.*
Amendment No. 1 to Merger Agreement dated as of March 12, 2012 by and between Aon Corporation and Market Mergeco — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on March 12, 2012.
Articles of Association.
3.1.*	Articles of Association of Aon plc — incorporated by reference to Exhibit 3.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.

Instruments Defining the Rights of Security Holders, Including Indentures.
4.1.*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on April 2, 2012.
4.2.*	Certificate of Trust of Aon Capital A — incorporated by reference to Exhibit 4.3 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.3.*
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among Aon, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities — incorporated by reference to Exhibit 4.5 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.4.*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between Aon and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.5.*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.6.*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.7.*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.
4.8.*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to Aon's Annual Report on Form 10-K for the year ended December 31, 2001.
4.9.*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on April 2, 2012.

4.10.*	Registration Rights Agreement dated as of December 16, 2002 between Aon and Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, BNY Capital Markets, Inc. and Wachovia Securities, Inc. — incorporated by reference to Exhibit 4(b) to Aon's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003.
4.11.*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon and Computershare Trust Company of Canada, as Trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.
4.12.*
Amended and Restated Trust Deed, dated as of March 30, 2012, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co. S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) and BNY Mellon Corporate Trustee Services Limited, as trustee (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011) — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on April 2, 2012.
4.13.*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on April 2, 2012.
4.14.*	Form of 3.50% Senior Note due 2015 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.15.*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.16.*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.17.*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on March 8, 2011.
4.18.*
First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee (supplementing the Indenture dated as of March 8, 2011 among Aon Finance N.S.1, ULC, Aon Corporation, as guarantor, and Computershare Trust Company of Canada, as trustee) — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on April 2, 2012.
4.19.*	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2011.
4.20.*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on December 13, 2012.
4.21.*	Form of 4.250% Rule 144A Global Note Due 2042. — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on December 13, 2012.
4.22.*	Form of 4.250% Regulation S Global Note Due 2042. — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on December 13, 2012.
4.23.*
Registration Rights Agreement, dated December 12, 2012 by and among Aon plc, Aon Corporation, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Barclays Capital Inc. and J.P. Morgan Securities LLC. — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on December 13, 2012.

Material Contracts.
10.1.*	Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 16, 2010.
10.2.*	Three-Year Term Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.3.*	Senior Bridge Term Loan Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.4.*	$400,000,000 Five-Year Credit Agreement dated as of March 20, 2012 among Aon Corporation, Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents, The Royal Bank of Scotland Plc and Wells Fargo Bank, National Association, as documentation agents and Citigroup Global Markets, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as joint lead arrangers and joint book managers and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on March 21, 2012.
10.5.*	Joinder Agreement executed by Aon plc as of April 2, 2012 (modifying the $400,000,000 Five-Year Credit Agreement, dated as of March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.6.*	European Facility Amendment and Restatement Agreement, dated as of March 30, 2012, among Aon Corporation, Aon plc, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, amending and restating the European Facility Agreement dated as of October 15, 2010 and amended on July 18, 2011 — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.7*	$450,000,000 Term Credit Agreement Dated as of June 15, 2011 among Aon Corporation, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Citigroup Global Markets, Inc., Credit Suisse AG, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Bank, N.A., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Securities, LLC as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 15, 2011.
10.8.*	Amendment No. 1 to Term Credit Agreement, dated as of April 2, 2012, among Aon Corporation, as borrower, Aon plc, as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (amending the $450,000,000 Term Credit Agreement, dated as of June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.9.*#	Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and its directors who are not salaried employees of Aon or its affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.10.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.11.#	Amendment to the Aon Outside Director Deferred Compensation Plan, effective January 1, 2008, dated July 19, 2012 — incorporated by reference to Exhibit 10.17 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.12.*#	Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.13.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.14.*#	Amendment to the Aon Corporation Non-Employee Director Deferred Stock Unit Plan, effective January 1, 2006, dated July 19, 2012 — incorporated by reference to Exhibit 10.16 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.15.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.16.*#	Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) — incorporated by reference to Exhibit 10.12 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.17.*#	Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.18.*#	Amendment to the Aon Corporation Outside Director Stock Award and Retirement Plan effective January 1, 2003, dated July 19, 2012 — incorporated by reference to Exhibit 10.15 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
10.19.*#	Amendment to the Aon Corporation Outside Director Stock Award and Retirement Plan, effective January 1, 2008, dated July 19, 2012 — incorporated by reference to Exhibit 10.18 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
10.20.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.21.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.22.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.23.*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.24.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.25.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.26.*#	First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.27.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.28.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.29.*#	First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.30.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.31.*#	Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.32.*#	Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.33.*#	First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.34.*#	Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.35.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.36.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.37.*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.38.*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.39.*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.40.*#	Aon Corporation Executive Special Severance Plan, as amended and restated April 2, 2012 and as assumed by Aon plc as of April 2, 2012 — incorporated by reference to Exhibit 10.14 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.41.*#	Aon Corporation Excess Benefit Plan and the following amendments to the Aon Corporation Excess Benefit Plan: First Amendment, Second Amendment, Third Amendment, Fifth Amendment (repealing 4th Amendment), Sixth Amendment (amending Section 4.1), Sixth Amendment (amending Article VII), and the Eighth Amendment — incorporated by reference to Exhibit 10.30 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.42.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.43.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.44.*#	Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.45.*#	Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.46.*#	International Assignment Letter dated as of January 12, 2012 by and between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.
10.47.*#	Transition Agreement effective as of November 5, 2010, between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 9, 2010.
10.48.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.49.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.

10.50.*#	Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2012.
10.51.*#	International Assignment Letter dated as of January 12, 2012 by and between Aon and Christa Davies — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012
10.52.*#	Change in Control Agreement entered into as of March 27, 2012 by and between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2012.
10.53.*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.54.*#	Change in Control Agreement dated December 7, 2010 between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.55.*#	International Assignment Letter dated as of January 12, 2012 by and between Aon and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.
10.56.*#	Employment Agreement dated as of January 22, 2010 between Aon Corporation and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.57.*#	Separation Agreement dated as of February 13, 2012 by and between Aon and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 14, 2012.
10.58.*#	Employment Agreement dated and effective as of February 25, 2008 between Aon Corporation and Michael J. O'Connor — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.59.*#	International Assignment Letter dated as of January 12, 2012 by and between Aon and Michael J. O'Connor — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.
10.60.*#	Employment Agreement dated and effective as of March 27, 2012 by and between Aon Corporation and Gregory J. Besio — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2012.
10.61.*#	Change in Control Agreement entered into as of March 27, 2013 by and between Aon Corporation and Gregory J. Besio — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2012.
10.62.*#	International Assignment Letter dated as of January 12, 2012 between Aon Corporation and Gregory J. Besio — incorporated by reference to Exhibit 10.12 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.63.*#	Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.64.*#	Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.65.*#	Aon Corporation Leadership Performance Program for 2008-2010 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.66.*#	Aon Corporation Leadership Performance Program for 2010-2012 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.67.*#	Aon Corporation Leadership Performance Program for 2011-2013 — incorporated by reference to Exhibit 10.45 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.68.*#	Aon Hewitt Performance Program for 2011-2013 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.69.*#	Aon Corporation Leadership Performance Program for 2012-2014 — incorporated by reference to Exhibit 10.13 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.70.*#	Senior Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.16 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.71.*#	Aon Corporation 2008 Executive Committee Incentive Plan (Amended and Restated Effective January 1, 2010) — incorporated by reference to Exhibit 10.6 4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.72.*#	2002 Restatement of Aon Pension Plan and the following amendments to the 2002 Restatement of Aon Pension Plan: First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment (amending Section 9.02), Ninth Amendment (amending multiple Sections), and the Tenth Amendment — incorporated by reference to Exhibit 10.31 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.73.*#	Eleventh Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.63 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.74.*#	Twelfth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.75.*#	Thirteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.65 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.76.*#	Fourteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.66 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.77.*#	Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).
10.78.*#	First Amendment to the Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc., dated April 2, 2012 — incorporated by reference to Exhibit 10.8 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.79.*#	Aon Corporation 2011 Incentive Plan, as amended and restated effective April 2, 2012 — incorporated by reference to Exhibit 10.11 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.80.*#	Deed of Assumption of Aon plc dated April 2, 2012 — incorporated by reference to Exhibit 10.7 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.81.*#	Master Amendment dated April 2, 2012 to the Aon Savings Plan, Aon Supplemental Savings Plan, Aon Corporation Supplemental Employee Stock Ownership Plan, Aon Corporation 2011 Employee Stock Purchase Plan, Aon Deferred Compensation Plan, Aon Stock Award Plan, Aon Stock Option Plan and the Employment Agreement dated as of April 4, 2005, between Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.8 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.82.*#	Form of Change in Control Agreement — incorporated by reference to Exhibit 10.15 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
10.83.*#	Form of Assignment, Assumption and Amendment to Change in Control Agreement for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.13 to Aon's Current Report on Form 8-K filed on April 2, 2012.
10.84.*#	Aon Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2008) — incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on April 2, 2012.
Statement re: Computation of Ratios.
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
Subsidiaries of the Registrant.
21	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:
101.INS	XBRL Report Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Calculation Linkbase Document.

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

Aon plc
	By:	/s/ GREGORY C. CASE Gregory C. Case, President and Chief Executive Officer
Date: February 22, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
/s/ LESTER B. KNIGHT Lester B. Knight	Non-Executive Chairman and Director	February 22, 2013
/s/ FULVIO CONTI Fulvio Conti	Director	February 22, 2013
/s/ CHERYL A. FRANCIS Cheryl A. Francis	Director	February 22, 2013
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	February 22, 2013
/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 22, 2013
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	February 22, 2013

Signature	Title	Date

/s/ RICHARD B. MYERS Richard B. Myers	Director	February 22, 2013
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	February 22, 2013
/s/ GLORIA SANTONA Gloria Santona	Director	February 22, 2013
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 22, 2013
/s/ CHRISTA DAVIES Christa Davies	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2013
/s/ LAUREL MEISSNER Laurel Meissner	Senior Vice President and Global Controller (Principal Accounting Officer)	February 22, 2013

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Mine Safety Disclosure.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Aon plc Consolidated Statements of Income
Aon plc Consolidated Statements of Comprehensive Income
Aon plc Consolidated Statements of Financial Position
Aon plc Consolidated Statements of Shareholders' Equity
Aon plc Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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