Form 10-Q
period 2013-03-31
Aon plc
filed 2013-05-01
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of March 31, 2013:  309,126,345

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2013	March 31, 2012
Revenue
Commissions, fees and other	$2,908	$2,829
Fiduciary investment income	7	12
Total revenue	2,915	2,841

Expenses
Compensation and benefits	1,725	1,661
Other general expenses	780	778
Total operating expenses	2,505	2,439
Operating income	410	402
Interest income	1	3
Interest expense	(52)	(59)
Other income	9	—
Income before income taxes	368	346
Income taxes	96	97
Net income	272	249
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon shareholders	$261	$238

Basic net income per share attributable to Aon shareholders	$0.82	$0.72
Diluted net income per share attributable to Aon shareholders	$0.82	$0.71
Cash dividends per share paid on ordinary shares	$0.16	$0.15
Weighted average ordinary shares outstanding - basic	316.4	332.4
Weighted average ordinary shares outstanding - diluted	320.0	336.6

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2013	March 31, 2012
Net income	$272	$249
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon shareholders	261	238
Other comprehensive (loss) income, net of tax:
Change in fair value of derivatives	(14)	7
Foreign currency translation adjustments	(174)	104
Post-retirement benefit obligation	23	21
Total other comprehensive (loss) income	(165)	132
Less: Other comprehensive income attributable to noncontrolling interests	—	1
Total other comprehensive (loss) income attributable to Aon shareholders	(165)	131
Comprehensive income attributable to Aon shareholders	$96	$369

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	Mar 31, 2013	Dec 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$408	$291
Short-term investments	352	346
Receivables, net	2,884	3,101
Fiduciary assets	12,224	12,214
Other current assets	389	430
Total Current Assets	16,257	16,382
Goodwill	8,786	8,943
Intangible assets, net	2,844	2,975
Fixed assets, net	816	820
Investments	152	165
Other non-current assets	1,174	1,201
TOTAL ASSETS	$30,029	$30,486

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,224	$12,214
Short-term debt and current portion of long-term debt	802	452
Accounts payable and accrued liabilities	1,440	1,853
Other current liabilities	795	831
Total Current Liabilities	15,261	15,350
Long-term debt	3,770	3,713
Pension, other post-retirement and other post-employment liabilities	2,027	2,276
Other non-current liabilities	1,338	1,342
TOTAL LIABILITIES	22,396	22,681

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2013 - 309.1; 2012 - 310.9)	3	3
Additional paid-in capital	4,507	4,436
Retained earnings	5,844	5,933
Accumulated other comprehensive loss	(2,775)	(2,610)
TOTAL AON SHAREHOLDERS’ EQUITY	7,579	7,762
Noncontrolling interests	54	43
TOTAL EQUITY	7,633	7,805
TOTAL LIABILITIES AND EQUITY	$30,029	$30,486

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2012	310.9	$4,439	$5,933	$(2,610)	$43	$7,805
Net income	—	—	261	—	11	272
Shares issued - employee benefit plans	0.4	16	—	—	—	16
Shares issued - employee compensation	2.8	(36)	—	—	—	(36)
Shares purchased	(5.0)	—	(300)	—	—	(300)
Tax benefit - employee benefit plans	—	21	—	—	—	21
Share-based compensation expense	—	69	—	—	—	69
Dividends to shareholders	—	—	(50)	—	—	(50)
Net change in fair value of derivatives	—	—	—	(14)	—	(14)
Net foreign currency translation adjustments	—	—	—	(174)	—	(174)
Net post-retirement benefit obligation	—	—	—	23	—	23
Purchase of subsidiary shares from non-controlling interests	—	1	—	—	—	1
Balance at March 31, 2013	309.1	$4,510	$5,844	$(2,775)	$54	$7,633

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$272	$249
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation of fixed assets	59	55
Amortization of intangible assets	99	104
Share-based compensation expense	69	55
Deferred income taxes	13	16
Change in assets and liabilities:
Fiduciary receivables	(42)	(644)
Short term investments - funds held on behalf of clients	(322)	(62)
Fiduciary liabilities	364	706
Receivables, net	174	61
Accounts payable and accrued liabilities	(417)	(451)
Restructuring reserves	(16)	(16)
Current income taxes	(65)	41
Pension, other post-retirement and other post-employment liabilities	(196)	(110)
Other assets and liabilities	62	(19)
CASH PROVIDED BY (USED FOR) OPERATIONS	54	(15)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	18	36
Purchases of long-term investments	(3)	(3)
Net (purchases) sales of short-term investments - non-fiduciary	(16)	283
Acquisition of businesses, net of cash acquired	(2)	(23)
Proceeds from sale of businesses	1	—
Capital expenditures	(60)	(71)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(62)	222

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(300)	(100)
Issuance of shares for employee benefit plans	36	49
Issuance of debt	1,150	75
Repayment of debt	(715)	(140)
Cash dividends to shareholders	(50)	(49)
Purchase of shares from noncontrolling interests	(1)	—
Dividends paid to noncontrolling interests	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	120	(166)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	10
NET INCREASE IN CASH AND CASH EQUIVALENTS	117	51
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$408	$323

Supplemental disclosures:
Interest paid	$32	$75
Income taxes paid, net of refunds	$148	$40

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the three months ended March 31, 2013 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2013.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of amounts to be reclassified out of accumulated other comprehensive income. The guidance requires that amounts reclassified out of accumulated other comprehensive income be presented either on the face of the statement of operations or in the notes to the financial statements by component. The guidance is effective for Aon in the first quarter 2013. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Indefinite-Lived Intangible Asset Impairment

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test.  The guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance is effective for Aon in the first quarter 2013.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Balance Sheet Offsetting

In December 2011, the FASB issued guidance on the disclosure of offsetting assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance requires certain derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to disclose both the gross and net position of these financial instruments. The guidance is effective for Aon in the first quarter 2013.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Conduct Authority, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were $117 million and $124 million at March 31, 2013 and December 31, 2012, respectively.  Cash and cash equivalents included restricted balances of $153 million and $76 million at March 31, 2013 and December 31, 2012 respectively. The increase in restricted balances is due to a short-term funding requirement for a catastrophe bond that was in place on March 31, 2013 and settled in early April 2013, after which the requirement was lifted.

4.  Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2013	2012
Equity earnings	$2	$5
Realized gain on sale of investments	1	10
Foreign currency remeasurement gains (losses)	24	(18)
Derivative (losses) gains	(18)	2
Other	—	1
	$9	$—

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2013, the Company completed the acquisition of one business in the HR Solutions segment.  During the three months ended March 31, 2012, the Company completed the acquisition of two businesses in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Three months ended March 31,
(millions)	2013	2012
Consideration	$2	$21
Intangible assets:
Goodwill	$2	$19
Other intangible assets	1	8
Total	$3	$27

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions — Continuing Operations

During the three months ended March 31, 2013, the Company completed the sale of three businesses in the Risk Solutions segment. No gain or loss was recognized on these sales. During the three months ended March 31, 2012, the Company completed the sale of one business in the HR Solutions segment.  No gain or loss was recognized on this sale.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2013 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2012	$5,982	$2,961	$8,943
Goodwill related to current year acquisitions	—	2	2
Goodwill related to prior year acquisitions	(2)	—	(2)
Foreign currency translation	(136)	(21)	(157)
Balance as of March 31, 2013	$5,844	$2,942	$8,786

 Other intangible assets by asset class are as follows (in millions):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,025	$—	$1,025	$1,025	$—	$1,025

Intangible assets with finite lives:
Customer related and contract based	2,670	1,037	1,633	2,714	969	1,745
Marketing, technology and other (1)	605	419	186	619	414	205
	$4,300	$1,456	$2,844	$4,358	$1,383	$2,975
 ______________________________________________

(1) Tradenames with finite lives disclosed separately in prior years are now presented in Marketing, technology and other

Amortization expense from finite lived intangible assets was $99 million and $104 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated future amortization for intangible assets as of March 31, 2013 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2013	$208	$85	$293
2014	243	96	339
2015	212	82	294
2016	177	69	246
2017	140	53	193
Thereafter	347	107	454
	$1,327	$492	$1,819

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt Associates, Inc. ("Hewitt").  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes approximately 2,200 job eliminations. The Company expects these restructuring activities and related expenses to affect operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $213 million in employee termination costs and approximately $112 million in real estate rationalization costs across the Company.

From the inception of the Aon Hewitt Plan through March 31, 2013, approximately 2,180 jobs have been eliminated and total expenses of $281 million have been incurred.  The Company recorded $26 million and $12 million of restructuring and related charges in the three months ended March 31, 2013 and 2012, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following table summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	First Quarter 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$24	$211	$213
Lease consolidation	3	32	18	2	55	86
Asset impairments	—	7	4	—	11	21
Other costs associated with restructuring (2)	—	2	2	—	4	5
Total restructuring and related expenses	$52	$105	$98	$26	$281	$325
 ______________________________________________

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

The following table summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	First Quarter 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$15	$182	$213
Risk Solutions	—	56	32	11	99	112
Total restructuring and related expenses	$52	$105	$98	$26	$281	$325
 (1) Costs included in the Risk Solutions segment are associated with the transfer of the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

As of March 31, 2013, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at December 31, 2012	$96	$3	$35	$3	$137
Expensed	26	—	—	—	26
Cash payments	(28)	(1)	(13)	—	(42)
Foreign exchange translation and other	1	—	2	—	3
Balance at March 31, 2013	$95	$2	$24	$3	$124

8.  Investments

The Company earns income on cash balances and investments, as well as on premium trust balances that the Company maintains for premiums collected from insureds but not yet remitted to insurance companies, and funds held under the terms of certain outsourcing agreements to pay certain obligations on behalf of clients.  Premium trust balances and receivables, as well as a corresponding liability, are included in Fiduciary assets and Fiduciary liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$408	$291
Short-term investments	352	346
Fiduciary assets (1)	4,253	4,029
Investments	152	165
	$5,165	$4,831
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	March 31, 2013	December 31, 2012
Equity method investments (2)	$93	$102
Other investments, at cost	40	43
Fixed-maturity securities	19	20
	$152	$165
  ______________________________________________

(2)	The reduction in equity method investments is primarily due to redemptions.

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs.  At March 31, 2013, the Company had $383 million commercial paper outstanding as compared to $50 million of commercial paper outstanding at December 31, 2012. The weighted average commercial paper outstanding for the three months ended March 31, 2013 was $162 million. The weighted average interest rate of the commercial paper outstanding for the same period was 0.40%. In addition to commercial paper outstanding, the Company had £20 million ($30 million at March 31, 2013 exchange rates) outstanding on its five-year €650 million ($836 million at March 31, 2013 exchange rates) multi-currency foreign credit facility ("Euro Facility") as compared to no borrowings on its lines of credit at December 31, 2012.

On March 8, 2013, the Company issued $90 million aggregate principal amount of 4.250% Notes Due 2042. The 4.250% Notes Due 2042 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $166 million aggregate principal amount of the 4.250% Notes Due 2042 issued by Aon plc on December 12, 2012 (collectively, the "Original Notes"). The Original Notes were unconditionally guaranteed as to the payment of principal and interest by Aon Corporation.

On April 15, 2013, an S-4 registration statement registering $256 million aggregate principal amount of the 4.250% Notes Due 2042 (the "Exchange Notes") under the Securities Act of 1933 as amended (the "Securities Act") was declared effective by the Securities and Exchange Commission. The Exchange Notes are to be exchanged for the Original Notes. The form and terms of the Exchange Notes are substantially identical in all material respects to those of the Original Notes except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related additional interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Like the Original Notes, the Exchange Notes will issued by Aon plc and will be unconditionally guaranteed by Aon Corporation.

On April 29, 2013, the Company amended its Euro Facility agreement to add Aon plc as an additional borrower.

10.  Shareholders’ Equity

Ordinary Shares

In April 2012, the Company’s Board of Directors authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased (“2012 Share Repurchase Program”). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

During the three months ended March 31, 2013, the Company repurchased 5.0 million shares at an average price per share of $59.82 for a total cost of $300 million under the 2012 Share Repurchase Program.  The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.7 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 24.5 million shares for an aggregate cost of $1.3 billion.

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

Net income attributable to participating securities was $3 million in the three month periods ended March 31, 2013 and 2012, respectively.

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2013	2012
Shares for basic earnings per share (1)	316.4	332.4
Common stock equivalents	3.6	4.2
Shares for diluted earnings per share	320.0	336.6
   ______________________________________________

(1)	Includes 4.2 million and 4.9 million of participating securities for the three months ended March 31, 2013 and 2012, respectively.

Certain ordinary share equivalents were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 0.2 million and 1.0 million for the three months ended March 31, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments (2)	Post-Retirement Benefit Obligation (3)	Total
Balance at December 31, 2012	$(28)	$233	$(2,815)	$(2,610)
Other comprehensive loss before reclassifications, net	(22)	(174)	—	(196)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	13	—	33	46
Tax benefit	(5)	—	(10)	(15)
Amounts reclassified from accumulated other comprehensive loss, net	8	—	23	31
Net current period other comprehensive (loss) income	(14)	(174)	23	(165)
Balance at March 31, 2013	$(42)	$59	$(2,792)	$(2,775)
______________________________________________

(1) Reclassifications from Accumulated other comprehensive loss are recorded in Other general expense or Other income
(2) Reclassifications from Accumulated other comprehensive loss are recorded in Other income
(3) Reclassifications from Accumulated other comprehensive loss are recorded in Compensation and benefits

11.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with its most significant international pension plans, which are located in the U.K., the Netherlands and Canada (in millions):

	Three months ended March 31,
	U.K. and Non-U.S.		U.S.
	2013	2012	2013	2012
Service cost	$5	$4	$—	$—
Interest cost	64	66	28	30
Expected return on plan assets	(90)	(80)	(34)	(32)
Amortization of net actuarial loss	18	14	13	11
Net periodic benefit cost	$(3)	$4	$7	$9

Based on current assumptions, in 2013, Aon plans to contribute $167 million and $381 million to its U.S. and most significant international defined benefit pension plans, respectively.  During the three months ended March 31, 2013, contributions of $33 million were made to the Company’s U.S. pension plans and $167 million were made to its most significant international pension plans.

12.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31,
	2013	2012
Restricted stock units (“RSUs”)	$55	$49
Performance share awards (“PSAs”)	11	2
Stock options	1	2
Employee stock purchase plans	2	2
Total stock-based compensation expense	$69	$55

Share Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Three months ended March 31,
	2013		2012
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,432	$44	9,916	$42
Granted	1,764	60	2,278	47
Vested	(2,080)	46	(2,022)	43
Forfeited	(128)	44	(179)	44
Non-vested at end of period	9,988	47	9,993	43
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant

The vesting of PSAs is contingent upon meeting various individual, divisional or company wide performance conditions, including revenue generation, or growth in revenue, pretax income or earnings per share over a one to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of the Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the plan. Dividend equivalents are not paid on PSAs.

Information as of March 31, 2013 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of March 31, 2013	As of December 31, 2012	As of December 31, 2011
Target PSAs granted	1,135	1,369	1,715
Fair value (1)	$58	$47	$50
Number of shares that would be issued based on current performance levels	1,135	1,720	1,118
Unamortized expense, based on current performance levels	$65	$51	$15
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options in the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Company did not grant any share options.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	5,611	$32	9,116	$32
Granted	—	—	—	—
Exercised	(610)	31	(1,032)	35
Forfeited and expired	(10)	33	(12)	40
Outstanding at end of period	4,991	32	8,072	31
Exercisable at end of period	4,579	32	7,173	30

The weighted average remaining contractual life, in years, of outstanding options was 2.5 years and 3.1 years at March 31, 2013 and 2012, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $61.50 as of March 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2013, the aggregate intrinsic value of options outstanding was $145 million, of which $137 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended March 31,
	2013	2012
Aggregate intrinsic value of stock options exercised	$17	$13
Cash received from the exercise of stock options	20	37
Tax benefit realized from the exercise of stock options	3	1

Unamortized deferred compensation expense, which includes both options and awards, amounted to $345 million as of March 31, 2013, with a remaining weighted-average amortization period of approximately 2.0 years.

13.  Derivatives and Hedging

The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

The Company is exposed to foreign exchange risk when it receives revenues, pays expenses, or enters into intercompany loans denominated in a currency that differs from its functional currency, or other transactions that are denominated in a currency other than its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years; however, in limited instances, the Company has hedged certain exposures up to five years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company’s global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of March 31, 2013, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral as of March 31, 2013.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$322	$336	$16	$17	$—	$—
Foreign exchange contracts	1,098	1,208	50	191	131	250
Total	1,420	1,544	66	208	131	250
Derivatives not accounted for as hedges:
Foreign exchange contracts	253	305	2	2	1	1
Total	$1,673	$1,849	$68	$210	$132	$251

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$16	$17	$—	$—	$16	$17
Foreign exchange contracts	50	191	(32)	(160)	18	31
Total	66	208	(32)	(160)	34	48
Derivatives not accounted for as hedges:
Foreign exchange contracts	2	2	(1)	—	1	2
Total	$68	$210	$(33)	$(160)	$35	$50
______________________________________________

(1) Included within Other current assets or Other non-current assets

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	(131)	(250)	32	160	(99)	(90)
Total	(131)	(250)	32	160	(99)	(90)
Derivatives not accounted for as hedges:
Foreign exchange contracts	(1)	(1)	1	—	—	(1)
Total	$(132)	$(251)	$33	$160	$(99)	$(91)
______________________________________________

(2) Included within Other current liabilities or Other non-current liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three months ended March 31,
	2013	2012
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash Flow Hedges:
Interest rate contracts	$—	$—
Foreign exchange contracts	(29)	2
Total	$(29)	$2
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$(10)
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Cash Flow Hedges:
Interest rate contracts (1)	$—	$—
Foreign exchange contracts (2)	(11)	(8)
Total	(11)	(8)
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—
  ______________________________________________

(1) Included within Fiduciary investment income and Interest expense
(2) Included within Other income and Interest expense

	Three months ended March 31,
	Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)
	2013	2012	2013	2012
Fair value hedges:
Interest rate contracts	(1)	2	1	(2)
  ______________________________________________

(1) Relates to fixed rate debt
(2) Included in Interest expense

The Company estimates that approximately $28 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2013 and 2012 was not material.

During the three months ended March 31, 2013 and 2012, the Company recorded a loss of $9 million and a gain of $5 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,118	$2,093	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	7	—	7	—
Equity Securities	4	4	—	—
Derivatives
Interest rate contracts	16	—	16	—
Foreign exchange contracts	52	—	52	—
Liabilities:
Derivatives
Foreign exchange contracts	132	—	132	—
  ______________________________________________

(1) Includes $2,093 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
	Balance at December 31, 2012	Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,133	$2,108	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government Bonds	8	—	8	—
Equity Securities	5	5	—	—
Derivatives
Interest rate contracts	17	—	17	—
Foreign exchange contracts	193	—	193	—
Liabilities:
Derivatives
Foreign exchange contracts	251	—	251	—
  ______________________________________________

(1)  Includes $2,108 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

There were no transfers of assets or liabilities between fair value hierarchy levels during either the three months ended March 31, 2013 and 2012. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2013 and 2012, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$3,770	$4,218	$3,713	$4,162

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

Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership (“Opry Mills”) that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

Effective as of the same date, the Company also entered into agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under the (1)$450,000,000 Term Credit Agreement dated June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, (2)$400,000,000 Five-Year Agreement dated March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto and (3)€650,000,000 Facility Agreement, dated October 15, 2010, among Aon Corporation, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, as amended on July 18, 2011.

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

Letters of Credit

The Company had total letters of credit (“LOCs”) outstanding for approximately $71 million at March 31, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also has issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $45 million at March 31, 2013. During the three months ended March 31, 2013, the Company funded $3 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $71 million at March 31, 2013 as compared to $104 million at December 31, 2012.

16. Segment Information

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

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2013	2012
Risk Solutions	$1,971	$1,905
HR Solutions	954	945
Intersegment elimination	(10)	(9)
Total revenue	$2,915	$2,841

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2013	2012
Retail brokerage	$1,562	$1,494
Reinsurance brokerage	402	399
Total Risk Solutions Segment	1,964	1,893
Consulting services	382	380
Outsourcing	581	568
Intrasegment	(9)	(3)
Total HR Solutions Segment	954	945
Intersegment	(10)	(9)
Total commissions, fees and other revenue	$2,908	$2,829

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2013	2012
Risk Solutions	$7	$12
HR Solutions	—	—
Total fiduciary investment income	$7	$12

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2013	2012
Risk Solutions	$403	$366
HR Solutions	51	73
Segment income before income taxes	454	439
Unallocated expenses	(44)	(37)
Interest income	1	3
Interest expense	(52)	(59)
Other income	9	—
Income before income taxes	$368	$346

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of worldwide debt obligations.

Other income consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, gains or losses on hedging activities, and gains or losses on foreign currency transactions.

17.  Guarantee of Registered Securities

As described in Note 15, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 3.50% senior notes due September 2015, the 3.125% senior notes due May 2016, the 5.00% senior notes due September 2020, the 8.205% junior subordinated deferrable interest debentures due January 2027 and the 6.25% senior notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no subsidiaries of Aon plc that are guarantors of the debt.

Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes Due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027 in both Original Notes and Exchange Notes form as described in Note 9. Those notes are subject to Rule 3-10 of Regulation S-X. The guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of this debt security.

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2013 and 2012, condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012, condensed consolidating statements of financial position as of March 31, 2013 and December 31, 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three months ended March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$2	$2,907	$(2)	$2,908
Fiduciary investment income	—	—	7	—	7
Total revenue	1	2	2,914	(2)	2,915

Expenses
Compensation and benefits	11	15	1,699	—	1,725
Other general expenses	7	8	767	(2)	780
Total operating expenses	18	23	2,466	(2)	2,505
Operating (loss) income	(17)	(21)	448	—	410
Interest income	—	1	—	—	1
Interest expense	(2)	(34)	(16)	—	(52)
Intercompany interest (expense) income	(7)	43	(36)	—	—
Other (expense) income	—	(1)	10	—	9
(Loss) income before taxes	(26)	(12)	406	—	368
Income tax (benefit) expense	(5)	(5)	106	—	96
(Loss) income after taxes	(21)	(7)	300	—	272

Equity in earnings of subsidiaries, net of tax	282	262	255	(799)	—

Net income	261	255	555	(799)	272
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$261	$255	$544	$(799)	$261

Condensed Consolidating Statement of Income

	Three months ended March 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,829	$—	$2,829
Fiduciary investment income	—	1	11	—	12
Total revenue	—	1	2,840	—	2,841

Expenses
Compensation and benefits	—	69	1,592	—	1,661
Other general expenses	—	8	770	—	778
Total operating expenses	—	77	2,362	—	2,439
Operating (loss) income	—	(76)	478	—	402
Interest income	—	—	3	—	3
Interest expense	—	(40)	(19)	—	(59)
Intercompany interest income (expense)	—	46	(46)	—	—
Other income (expense)	—	8	(8)	—	—
(Loss) income before taxes	—	(62)	408	—	346
Income tax (benefit) expense	—	(24)	121	—	97
(Loss) income after taxes	—	(38)	287	—	249

Equity in earnings of subsidiaries, net of tax	238	247	209	(694)	—

Net income	238	209	496	(694)	249
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$238	$209	$485	$(694)	$238

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$261	$255	$555	$(799)	$272
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$261	$255	$544	$(799)	$261
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	1	(15)	—	(14)
Foreign currency translation adjustments	—	(8)	(166)	—	(174)
Post-retirement benefit obligation	—	7	16	—	23
Total other comprehensive loss	—	—	(165)	—	(165)
Equity in other comprehensive loss of subsidiaries, net of tax	(165)	(169)	(169)	503	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(165)	(169)	(334)	503	(165)
Comprehensive income attributable to Aon shareholders	$96	$86	$210	$(296)	$96

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$238	$209	$496	$(694)	$249
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$238	$209	$485	$(694)	$238
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	—	7	—	7
Foreign currency translation adjustments	—	4	100	—	104
Post-retirement benefit obligation	—	6	15	—	21
Total other comprehensive income	—	10	122	—	132
Equity in other comprehensive income of subsidiaries, net of tax	131	117	127	(375)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive income attributable to Aon shareholders	131	127	248	(375)	131
Comprehensive income attributable to Aon Shareholders	$369	$336	$733	$(1,069)	$369

Condensed Consolidating Statement of Financial Position

	As of March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$5	$251	$152	$—	$408
Short-term investments	—	128	224	—	352
Receivables, net	2	2	2,880	—	2,884
Fiduciary assets	—	—	12,224	—	12,224
Intercompany receivables	23	2,499	4,145	(6,667)	—
Other current assets	11	41	340	(3)	389
Total Current Assets	41	2,921	19,965	(6,670)	16,257
Goodwill	—	—	8,786	—	8,786
Intangible assets, net	—	—	2,844	—	2,844
Fixed assets, net	—	—	816	—	816
Investments	—	52	100	—	152
Intercompany receivables	166	2,193	2,108	(4,467)	—
Other non-current assets	118	731	430	(105)	1,174
Investment in subsidiary	10,591	10,759	8,464	(29,814)	—
TOTAL ASSETS	$10,916	$16,656	$43,513	$(41,056)	$30,029

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,224	$—	$12,224
Short-term debt and current portion of long-term debt	—	748	54	—	802
Accounts payable and accrued liabilities	15	76	1,349	—	1,440
Intercompany payables	32	3,123	2,531	(5,686)	—
Other current liabilities	—	47	748	—	795
Total Current Liabilities	47	3,994	16,906	(5,686)	15,261
Long-term debt	194	2,515	1,061	—	3,770
Pension, other post-retirement and other post-employment liabilities	—	1,262	765	—	2,027
Intercompany payables	3,090	166	2,195	(5,451)	—
Other non-current liabilities	6	255	1,182	(105)	1,338
TOTAL LIABILITIES	3,337	8,192	22,109	(11,242)	22,396

TOTAL AON SHAREHOLDERS’ EQUITY	7,579	8,464	21,350	(29,814)	7,579
Noncontrolling interests	—	—	54	—	54
TOTAL EQUITY	7,579	8,464	21,404	(29,814)	7,633

TOTAL LIABILITIES AND EQUITY	$10,916	$16,656	$43,513	$(41,056)	$30,029

Condensed Consolidating Statement of Financial Position

	As of December 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$131	$199	$(39)	$—	$291
Short-term investments	—	89	257	—	346
Receivables, net	5	1	3,095	—	3,101
Fiduciary assets	—	—	12,214	—	12,214
Intercompany receivables	—	2,092	3,545	(5,637)	—
Other current assets	7	53	370	—	430
Total Current Assets	143	2,434	19,442	(5,637)	16,382
Goodwill	—	—	8,943	—	8,943
Intangible assets, net	—	—	2,975	—	2,975
Fixed assets, net	—	—	820	—	820
Investments	—	49	116	—	165
Intercompany receivables	166	1,997	2,350	(4,513)	—
Other non-current assets	117	735	1,174	(825)	1,201
Investment in subsidiary	10,398	10,522	8,322	(29,242)	—
TOTAL ASSETS	$10,824	$15,737	$44,142	$(40,217)	$30,486

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,214	$—	$12,214
Short-term debt and current portion of long-term debt	—	429	23	—	452
Accounts payable and accrued liabilities	10	71	1,772	—	1,853
Intercompany payables	51	2,637	2,162	(4,850)	—
Other current liabilities	—	49	779	3	831
Total Current Liabilities	61	3,186	16,950	(4,847)	15,350
Long-term debt	107	2,515	1,091	—	3,713
Pension, other post-retirement and other post-employment liabilities	—	1,294	982	—	2,276
Intercompany payables	2,890	166	2,247	(5,303)	—
Other non-current liabilities	4	254	1,909	(825)	1,342
TOTAL LIABILITIES	3,062	7,415	23,179	(10,975)	22,681

TOTAL AON SHAREHOLDERS’ EQUITY	7,762	8,322	20,920	(29,242)	7,762
Noncontrolling interests	—	—	43	—	43
TOTAL EQUITY	7,762	8,322	20,963	(29,242)	7,805

TOTAL LIABILITIES AND EQUITY	$10,824	$15,737	$44,142	$(40,217)	$30,486

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$5	$(23)	$72	$—	$54

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	1	17	—	18
Purchase of long-term investments	—	(3)	—	—	(3)
Net (purchases) sales of short-term investments - non-fiduciary	—	(39)	23	—	(16)
Acquisition of businesses, net of cash acquired	—	—	(2)	—	(2)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(60)	—	(60)
CASH USED FOR INVESTING ACTIVITIES	—	(41)	(21)	—	(62)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(300)	—	—	—	(300)
Advances from (to) affiliates	96	(206)	110	—	—
Issuance of shares for employee benefit plans	36	—	—	—	36
Issuance of debt	87	833	230	—	1,150
Repayment of debt	—	(511)	(204)	—	(715)
Cash dividends to shareholders	(50)	—	—	—	(50)
Purchase of shares from noncontrolling interests	—	—	(1)	—	(1)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(131)	116	135	—	120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	5	—	5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126)	52	191	—	117
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	(39)	—	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$251	$152	$—	$408

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$—	$(66)	$51	$—	$(15)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	—	36	—	36
Purchase of long-term investments	—	(3)	—	—	(3)
Net sales of short-term investments - non-fiduciary	—	236	47	—	283
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Capital expenditures	—	—	(71)	—	(71)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	233	(11)	—	222

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	—	(100)	—	—	(100)
Advances from (to) affiliates	17	(14)	(3)	—	—
Issuance of shares for employee benefit plans	—	49	—	—	49
Issuance of debt	—	75	—	—	75
Repayment of debt	—	(137)	(3)	—	(140)
Cash dividends to shareholders	—	(49)	—	—	(49)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	17	(176)	(7)	—	(166)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	10	—	10
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17	(9)	43	—	51
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17	$(30)	$336	$—	$323

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2013 FINANCIAL RESULTS

On April 2, 2012, we completed the Redomestication, moving our corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $3 million in the three months ended March 31, 2013. We anticipate that we will incur an additional $1 million of costs, which are expected to be incurred in 2013, related to the headquarters relocation. We believe the Redomestication will strengthen our long term strategy by:

•	Enabling Risk Solutions to deliver superior value to our clients by executing our Aon Broking strategy;

•	Expanding the HR Solutions portfolio penetration, especially within consulting, which already has a significant presence in the UK and EMEA;

•	Enhancing our Risk Solutions’ relationship with, and integration into, London markets;

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

During the first three months of 2013, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in discretionary demand for retirement consulting services internationally.

The following is a summary of our first quarter 2013 financial results:

•
For the quarter, revenue increased $74 million, or 3%, to $2.9 billion when compared to the prior year quarter of $2.8 billion. This was the result of 2% organic revenue growth and a 1% increase in commissions and fees resulting from acquisitions, net of divestitures, partially offset by a $5 million, or 42%, decline in investment income due to lower average interest rates globally. Organic revenue grew 3% in the Risk Solutions segment and 1% in the HR Solutions segment during the quarter.

•
Operating expenses for the quarter were $2.5 billion, an increase of $66 million, or 3%, when compared to the prior year quarter of $2.4 billion. The increase is primarily the result of a 2% organic revenue growth, the inclusion of $10 million of expenses from acquisitions, and a $6 million increase in restructuring costs, partially offset by an $18 million favorable impact from foreign currency translation, a $5 million decrease in intangible asset amortization expense, and savings related to the formal restructuring programs.

•	Operating margin was flat in the first quarter 2013 at 14.1% as compared to the prior year quarter.

•	Net income attributable to Aon shareholders increased $23 million, or 10%, to $261 million for the first quarter 2013 as compared to the first quarter 2012.

•	Cash flow provided by operating activities was $54 million for the first quarter 2013, an improvement of $69 million from a use of cash of $15 million in the first quarter 2012.

We focus on four key metrics each quarter that we communicate to shareholders: grow organically, expand margins, increase earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the first quarter of 2013:

•
Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 2% in the first quarter 2013 as compared to the prior year first quarter organic revenue growth of 4%. Organic revenue growth was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth across Asia, the Americas, and emerging markets. Modest growth across our reinsurance business and our HR Solutions segment also contributed to organic growth.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the first quarter 2013 was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.3% for the HR Solutions segment.  Adjusted operating margin was 18.6% for Aon overall, 21.4% for the Risk Solutions segment, and 16.5% for the HR Solutions segment for the first quarter 2012.  The increase in adjusted operating margin for the Risk Solutions segment reflects strong organic revenue growth and restructuring savings, partially offset by lower investment income. The decrease in adjusted operating margin for the HR Solutions segment reflects a $10 million unfavorable impact from expenses related to legacy litigation and timing of certain expenses as well as an investment in long-term growth opportunities and an unfavorable revenue mix shift in our benefits administration business.

•
Adjusted diluted earnings per share attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $1.11 per share in the first quarter of 2013 as compared to $0.98 per share in the first quarter 2012.

•
Free cash flow, a non-GAAP measure as defined under the "Review of Consolidated Results - General" below, was a use of cash of $6 million in the first quarter of 2013, an improvement of $80 million from a use of cash of $86 million in the first quarter 2012. The increase in free cash flow from the prior year was driven by improved cash flow from operations and a decrease of $11 million, or 15%, in capital expenditures from the prior year period.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended March 31, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,915	$1,971	$954
Operating income — U.S. GAAP	410	403	$51
Restructuring charges	26	11	15
Intangible asset amortization	99	29	70
Headquarters relocation costs	3	—	—
Operating income — as adjusted	$538	$443	$136
Operating margins — U.S. GAAP	14.1%	20.4%	5.3%
Operating margins — as adjusted	18.5%	22.5%	14.3%

	Three months ended March 31, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,841	$1,905	$945
Operating income — U.S. GAAP	402	366	73
Restructuring charges	20	11	9
Intangible asset amortization	104	30	74
Headquarters relocation costs	3	—	—
Operating income — as adjusted	$529	$407	$156
Operating margins — U.S. GAAP	14.1%	19.2%	7.7%
Operating margins — as adjusted	18.6%	21.4%	16.5%
  ______________________________________________

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share

We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization, and headquarters relocation costs, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

	Three months ended March 31, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	410	128	538
Interest income	1	—	1
Interest expense	(52)	—	(52)
Other income	9	—	9
Income before income taxes	368	128	496
Income taxes	96	33	129
Net income	272	95	367
Less: Net income attributable to noncontrolling interests	11	—	11
Income attributable to Aon stockholders	$261	$95	$356
Diluted earnings per share	$0.82	$0.29	$1.11
Weighted average common shares outstanding — diluted	320.0	320.0	320.0

	Three months ended March 31, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$402	$127	$529
Interest income	3	—	3
Interest expense	(59)	—	(59)
Other (expense) income	—	—	—
Income before income taxes	346	127	473
Income taxes	97	35	132
Net income	249	92	341
Less: Net income attributable to noncontrolling interests	11	—	11
Income attributable to Aon stockholders	$238	$92	$330
Diluted earnings per share	$0.71	$0.27	$0.98
Weighted average common shares outstanding — diluted	336.6	336.6	336.6

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

	Three months ended March 31,
	2013	2012
Cash flow provided by (used for) operations - U.S. GAAP	$54	$(15)
Less: Capital expenditures	(60)	(71)
Free cash flow	$(6)	$(86)

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had a favorable impact of $0.02 during the three months ended March 31, 2013 and no impact during the three months ended March 31, 2012, on adjusted net income per diluted share when we translate prior year quarter results at current quarter foreign exchange rates.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended March 31,
	2013	2012
Revenue:
Commissions, fees and other	$2,908	$2,829
Fiduciary investment income	7	12
Total revenue	2,915	2,841
Expenses:
Compensation and benefits	1,725	1,661
Other general expenses	780	778
Total operating expenses	2,505	2,439
Operating income	410	402
Interest income	1	3
Interest expense	(52)	(59)
Other (expense) income	9	—
Income before income taxes	368	346
Income taxes	96	97
Net income	272	249
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon stockholders	$261	$238

Revenue

Revenue increased by $74 million, or 3%, in the first quarter 2013 when compared to the first quarter 2012.  This increase consists of a $9 million, or 1%, increase in the HR Solutions segment and a $66 million, or 3%, increase in the Risk Solutions segment. Organic revenue growth in the HR Solutions segment for the quarter was 1%.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by new client wins and demand for discretionary services in HR BPO and healthcare exchanges and modest growth in certain consulting businesses.  The results of the Risk Solutions segment reflect 3% organic revenue growth, and a 1% increase in commissions and fees resulting from acquisitions, net of divestitures, partially offset by a decline in Fiduciary investment income. The increase in the Risk Solutions segment compared to the prior year quarter was primarily driven by improved growth across Americas, including strong new business generation and management of the renewal book portfolio in U.S. Retail and Latin America and strong growth across Asia, New Zealand and emerging markets, as well as strong management of the renewal book portfolio in Europe.

Compensation and Benefits

Compensation and benefits increased $64 million, or 4%, in the first quarter 2013 when compared to first quarter 2012.  The increase in Compensation and benefits was primarily driven by organic revenue growth, an $8 million increase in formal restructuring costs, investments in key talent and additional costs related to acquisitions, partially offset by $11 million favorable impact from foreign currency translation and restructuring savings.

Other General Expenses

Other general expenses increased $2 million in the first quarter 2013 when compared to first quarter 2012. The increase was due to organic revenue growth of 2% partially offset by a $7 million favorable impact from foreign currency translation, intangible amortization expense decrease of $5 million, decreased restructuring charges of $2 million, and savings from formal restructuring plans.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients, which is included in Fiduciary investment income. For the first quarter 2013, Interest income decreased $2 million from the first quarter 2012 due to lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $7 million from the first quarter 2012. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other income

Other income was $9 million for the first quarter 2013, as compared to no Other income for the first quarter 2012.  The first quarter 2013 includes a $24 million gain on foreign currency remeasurement and additional income from equity method investments of $2 million, partially offset by an $18 million loss from derivatives. The first quarter 2012 includes an $18 million loss on foreign currency remeasurement, offset by by $10 million gain on sale of investments, additional income from equity method investments of $5 million, and derivative gains of $2 million.

Income before Income Taxes

Income before income taxes for the first quarter was $368 million, a 6% increase from $346 million in 2012.  The increase in income was driven by the 2% increase in organic growth, expense discipline, and increased benefits from restructuring initiatives.

Income Taxes

The effective tax rate on income was 26.1% and 28.0% for the first quarter 2013 and 2012, respectively. The decrease in the effective tax rate is due primarily to changes in the geographical distribution of income. The estimated tax rate for operations for 2013 is expected to be approximately 26.0%.

Income Attributable to Aon Shareholders

Income attributable to Aon shareholders for the first quarter increased to $261 million, or $0.82 diluted net income per share, from $238 million, or $0.71 diluted net income per share, in 2012.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes approximately 2,200 job eliminations. We expect these restructuring activities and related expenses to affect operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $213 million in employee termination costs and approximately $112 million in real estate rationalization across the Company.

From the inception of the Aon Hewitt Plan through March 31, 2013, approximately 2,180 jobs have been eliminated and total expenses of $281 million have been incurred.  We recorded $26 million and $12 million of restructuring and related charges in the three months ended March 31, 2013 and 2012, respectively.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	First Quarter 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$24	$211	$213
Lease consolidation	3	32	18	2	55	86
Asset impairments	—	7	4	—	11	21
Other costs associated with restructuring (2)	—	2	2	—	4	5
Total restructuring and related expenses	$52	$105	$98	$26	$281	$325
 ______________________________________________

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

The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	First Quarter 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$15	$182	$213
Risk Solutions	—	56	32	11	99	112
Total restructuring and related expenses	$52	$105	$98	$26	$281	$325

(1) Costs included in the Risk Solutions segment are associated with the transfer of the the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  The HR Solutions segment is expected to deliver $228 million of annual savings, with the remaining $52 million to be delivered by the Risk Solutions segment. We estimate that we realized approximately $69 million in restructuring cost savings in the first quarter of 2013.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013 was $54 million as compared to net cash used for operating activities during the three months ended March 31, 2012 of $15 million, an increase of $69 million. The primary driver of the cash provided by operating activities was net income, adjusted for non-cash expenses, of $512 million and a decrease in accounts receivable of $174 million, partially offset by a decrease in accounts payable and accrued liabilities of $417 million, and pension contributions of $196 million. Pension contributions were $196 million and $110 million for the three months ended March 31, 2013 and 2012, respectively. For the remainder of 2013, we expect to contribute approximately $348 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

During the first quarter 2013, we continued to progress with elevated levels of invoicing and cash collections related to a delay in invoicing HR Solutions’ customers. We expect to reduce the level of unbilled receivables and accounts receivable to a normalized level in 2013, which may differ from historical levels.

We expect cash generated by operations for 2013 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, of which all but $30 million was available at March 31, 2013.  We can access these facilities on a same day or next day basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow used for investing activities was $62 million during the three months ended March 31, 2013. The primary drivers of the cash flow used for investing activities were $60 million for capital expenditures, $16 million for net purchases of short term investments, and $3 million for purchases of long-term investments, partially offset by $18 million for sales of long term investments.

Cash flow provided by investing activities was $222 million during the three months ended March 31, 2012. The primary drivers of the cash flow provided by investing activities were $283 million in net sales of short-term investments and $36 million in net sales of long-term investment, partially offset by $71 million for capital expenditures and $23 million for acquisitions.

Financing Activities

Cash flow provided by financing activities during the three months ended March 31, 2013 was $120 million. The primary drivers of cash flow provided by financing activities were issuances of debt, net of repayments, of $435 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $36 million, partially offset by share repurchases of $300 million and dividends paid to shareholders of $50 million.

Cash flow used for financing activities during the three months ended March 31, 2012 was $166 million. The primary drivers of cash flow used for financing activities were share repurchases of $100 million, dividends paid to shareholders of $49 million, and repayment of debt, net of issuances of $65 million, partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $49 million.

As of March 31, 2013, we had distributable reserves in excess of $6.6 billion. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At March 31, 2013, our cash and cash equivalents and short-term investments were $760 million, an increase of $123 million from December 31, 2012.  Of the total balance as of March 31, 2013, $270 million was restricted as to its use, which was comprised of $117 million of operating funds in the U.K. as required by the Financial Conduct Authority and $153 million held as collateral for various business purposes.  At March 31, 2013, $636 million of cash and cash equivalents and short-term investments were held in the U.S. and $124 million was held in other countries. Of the total balance as of December 31, 2012, $200 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the Financial Services Authority and $76 million held as collateral for various business purposes. At December 31, 2012, $138 million of cash and cash equivalents and short-term investments were held in the U.S. and $499 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.3 billion and $4.0 billion and fiduciary receivables of $8.0 billion and $8.2 billion at March 31, 2013 and December 31, 2012, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 14 “Fair Value and Financial Instruments,” of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We do not believe that there are any market liquidity issues that would materially impact the fair value of these investments.

As of March 31, 2013 and December 31, 2012, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2013 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$408	$—	$2,486	$2,894
Money market funds	—	351	1,742	2,093
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1
Cash and investments	408	352	4,253	5,013
Fiduciary receivables	—	—	7,971	7,971
Total	$408	$352	$12,224	$12,984

Share Repurchase Program

In April 2012, our Board of Directors therefore authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

During the first quarter of 2013, we repurchased 5.0 million shares at an average price per share of $59.82 for a total cost of $300 million under the 2012 Share Repurchase Program. During the first quarter 2012, we repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million under the 2010 Share Repurchase Program. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 24.5 million shares for an aggregate cost of $1.3 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $3.7 billion.

For information regarding share repurchases made during the first quarter of 2013, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Borrowings

Total debt at March 31, 2013 was $4.6 billion, which represents an increase of $407 million when compared to December 31, 2012. This increase is primarily due to an increase in commercial paper outstanding of $333 million when compared to December 31, 2012, and the issuance of $90 million aggregate principal amount of 4.250% Notes Due 2042. Additionally, during the quarter ended March 31, 2013, we had borrowings on our Euro Facility of $230 million with partial repayment resulting in outstanding borrowings of $30 million as of March 31, 2013.

During the quarter, our level of debt returned to a more historical level of $4.6 billion following a temporary reduction in the level of debt at December 31, 2012. We have increased levels of commercial paper activity during the quarter ended March 31, 2013 with total issuances of $883 million as compared to $75 million for the quarter ended March 31, 2012.

We currently expect that for the remainder of 2013, debt will continue to remain at historical and current levels. We also expect to continue to access the commercial paper markets at levels similar to those in the quarter ended March 31, 2013.

Our total debt as a percentage of total capital attributable to Aon shareholders was 37.6% and 34.9% at March 31, 2013 and December 31, 2012, respectively.

Credit Facilities

At March 31, 2013, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have the five-year €650 million ($836 million at March 31, 2013 exchange rates) Euro Facility available, which expires in October 2015.  At March 31, 2013, we had $30 million in borrowings on these credit facilities as compared to no borrowings as of December 31, 2012.

On April 29, 2013, we amended our Euro Facility agreement to add Aon plc as an additional borrower.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants during the three months ended March 31, 2013.

Shelf Registration Statement

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

The major rating agencies’ ratings of our debt at May 1, 2013 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $71 million at March 31, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $71 million at March 31, 2013 as compared to $104 million at December 31, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $45 million and $51 million at March 31, 2013 and December 31, 2012, respectively.  During the three months ended March 31, 2013, we funded $3 million of these commitments.

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

Financial Condition

At March 31, 2013, our net assets of $7.6 billion, representing total assets minus total liabilities, decreased from $7.8 billion at December 31, 2012. The decrease was due primarily an increase in Accumulated other comprehensive loss of $165 million related primarily to foreign currency translation adjustment, dividends of $50 million and share repurchases of $300 million, partially offset by to Net income of $272 million for the three months ended March 31, 2013.  Working capital decreased by $36 million to $1.0 billion from December 31, 2012.

Equity

Equity at March 31, 2013 was $7.6 billion, a decrease of $172 million from December 31, 2012.  The decrease resulted primarily from an increase in Accumulated other comprehensive loss of $165 million, share repurchases of $300 million and $50 million of dividends to shareholders, partially offset by Net income of $272 million.

The $165 million decrease in Accumulated other comprehensive loss from December 31, 2012, primarily reflects the following:

•	negative net foreign currency translation adjustments of $174 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $23 million in net post-retirement benefit obligations, and

•	net derivative losses of $14 million.

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

Risk Solutions

	Three months ended March 31,
	2013	2012
Revenue	$1,971	$1,905
Operating income	403	366
Operating margin	20.4%	19.2%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first three months of 2013, we began to see improvement in pricing on average globally; however, we would still consider this to be a “soft market”, which began in 2007.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first three months of 2013, pricing showed signs of stabilization and improvement in our retail brokerage product lines.

Additionally, beginning in late 2008 and continuing into first quarter 2013, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 68% of our consolidated total revenues in the first quarter of 2013.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended March 31,
	2013	2012
Retail brokerage:
Americas	$686	$651
International (1)	876	843
Total retail brokerage	1,562	1,494
Reinsurance brokerage	402	399
Total	$1,964	$1,893
  ______________________________________________

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

In the first quarter 2013, commissions, fees and other revenue increased $71 million, or 4%, versus the first quarter of 2012, due to 3% organic revenue growth and 1% growth related to acquisitions, partially offset by a decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2013 versus 2012 is as follows:

Three months ended March 31, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	5%	(1)%	—%	6%
International (1)	4	—	1	3
Total retail brokerage	5	—	1	4
Reinsurance brokerage	1	—	—	1
Total	4%	—%	1%	3%
  ______________________________________________

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 5% in the first quarter driven by a 6% and 3% growth related to organic revenue in the Americas and International operations, respectively, and a 1% increase related to acquisitions, net of dispositions in the International operations, partially offset by a decline in investment income.

Americas Commissions, fees and other revenue increased 5% in the first quarter reflecting 6% growth in organic revenue due to improved growth across all regions, including strong new business generation and management of the renewal book portfolio in U.S. Retail and Latin America, partially offset by a 1% unfavorable impact from foreign currency.

International Commissions, fees and other revenue increased 4% in the first quarter driven by a 3% increase in organic revenue growth and 1% impact from acquisitions, net of divestitures. Strong growth across Asia, New Zealand and emerging markets, as well as strong management of the renewal book portfolio in Europe contributed to organic growth.

Reinsurance brokerage Commissions, fees and other revenue increased 1% in the first quarter driven by a 1% increase in organic revenue growth. The increase in organic revenue growth is due primarily to growth in capital market transactions and advisory business and modest growth in global facultative placements.

Operating Income

Operating income for the first quarter 2013 increased $37 million, or 10%, from 2012 to $403 million in 2013, and operating income margins increased to 20.4% from 19.2% in 2012.  Operating margin improvement was driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by the negative impact of expense increase related to investment in the business and a decline in fiduciary investment income.

HR Solutions

	Three months ended March 31,
	2013	2012
Revenue	$954	$945
Operating income	51	73
Operating margin	5.3%	7.7%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in the first quarter 2013, and provides a broad range of human capital services, as follows:

·	Retirement specializes in global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

·
Compensation focuses on compensatory advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness, with special expertise in the financial services and technology industries.

·
Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.

·
Benefits Administration applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

·
Human Resource Business Processing Outsourcing (“HR BPO”) provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as flexible spending, dependent audit and participant advocacy.

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into first quarter 2013.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $9 million, or 1%, in the first quarter 2013 from 2012. The increase in revenue was driven by 1% organic growth in commissions and fees.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended March 31,
	2013	2012
Consulting services	$382	$380
Outsourcing	581	568
Intrasegment	(9)	(3)
Total	$954	$945

Organic revenue growth for the first quarter 2013 is detailed in the following reconciliation:

Three months ended March 31, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	1%	—%	—%	1%
Outsourcing	2	—	1	1
Intrasegment	N/A	N/A	N/A	N/A
Total	1%	—%	—%	1%

Consulting services revenue increased $2 million, or 1% for the first quarter due primarily to 1% organic revenue growth driven by modest growth in communications and investment consulting, partially offset by a decline in continental Europe.

Outsourcing revenue increased $13 million, or 2%, for the first quarter due to organic revenue growth of 1% due primarily to solid growth in net new client wins and demand for discretionary services in HR BPO and healthcare exchanges, partially offset by a modest decline in benefits administration.

Operating Income

Operating income was $51 million, a decrease of $22 million, or 30%, from first quarter 2012 primarily due to an unfavorable impact from expenses related to legacy litigation and timing of certain expenses, as well as an unfavorable reveue mix shift, and investments in long-term growth opportunities that more than offset the savings related to the Aon Hewitt restructuring program in the quarter. Operating margin for this segment was 5.3% in the first quarter, which is a decrease from 7.7% in 2012.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2013	2012
Operating income (loss):
Risk Solutions	$403	$366
HR Solutions	51	73
Unallocated	(44)	(37)
Operating income	410	402
Interest income	1	3
Interest expense	(52)	(59)
Other (expense) income	9	—
Income before income taxes	$368	$346

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $7 million to $44 million in the first quarter 2013 due primarily to an increase in run-rate expenses related to the Company's redomicile to the U.K.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the first quarter 2013, Interest income decreased $2 million from the first quarter 2012, due to lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $7 million from the first quarter 2012. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other income

Other income was $9 million for the first quarter 2013, as compared to no Other income for the first quarter 2012.  The first quarter 2013 includes an $24 million gain on foreign currency remeasurement and additional income from equity method investments of $2 million, partially offset by an $18 million loss on derivatives. The first quarter 2012 includes an $18 million loss on foreign currency remeasurement, offset by by $10 million gain on sale of investments, additional income from equity method investments of $5 million, and derivative gains of $2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2012 Annual Report on Form 10-K.

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

·
general economic conditions in different countries in which Aon does business around the world, including conditions in the European Union relating to sovereign debt and the continued viability of the Euro;

·	changes in the competitive environment;

·	changes in global equity and fixed income markets that could influence the return on invested assets;

·	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

·	rating agency actions that could affect our ability to borrow funds;

·	fluctuations in exchange and interest rates that could impact revenue and expense;

·	the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions;

·	the impact of any investigations brought by regulatory authorities in the U.S., U.K. and other countries;

·	the cost of resolution of other contingent liabilities and loss contingencies, including potential liabilities arising from errors and omission claims against us;

·	failure to retain and attract qualified personnel;

·
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our business and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

·
the effect of the Redomestication on our operations and financial results, including the reaction of our clients, employees and other constituents, the effect of compliance with applicable U.K. regulatory regimes or the failure to realize some or all of the anticipated benefits;

·	the extent to which we retain existing clients and attract new businesses and our ability to incentivize and retain key employees;

·
the extent to which we manage certain risks created in connection with the various services, including fiduciary and advisory services, among others, that we currently provide, or will provide in the future, to clients;

·	the possibility that the expected efficiencies and cost savings from the acquisition of Hewitt will not be realized, or will not be realized within the expected time period;

·	the risk that the Hewitt businesses will not be integrated successfully;

·	our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

·	the potential of a system or network disruption resulting in operational interruption or improper disclosure of personal data;

·	any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes; and

·	our ability to grow and develop companies that we acquire or new lines of business.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II Item 1A of this report below.

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

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the British pound, the Euro, the Canadian dollar, and the Australian dollar.  We use over-the-counter (“OTC”) options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but the majority of its expenses are incurred in Pounds Sterling.  Our policy is to convert into Pounds Sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s Pound Sterling expenses using OTC options and forward exchange contracts. At March 31, 2013, we have hedged approximately 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures such as inter-company notes and short-term assets and liabilities which are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Diluted earnings per share were favorably impacted by approximately $0.02 during the first quarter 2013, related to net translation losses.  Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, were favorably impacted by approximately $0.02 during the first quarter related to translation losses.

Our fiduciary investment income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and continental Europe. A decrease in global short-term interest rates adversely affects our fiduciary investment income.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of March 31, 2013.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2013 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During 2011, the Company upgraded its financial systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North America operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act) occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 15 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.
(b)  None.
(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/13 — 1/31/13	—	$—	—	$3,975,190,707
2/1/13 — 2/28/13	3,775,870	59.57	3,775,870	3,750,256,113
3/1/13 — 3/31/13	1,237,870	60.57	1,237,870	3,675,283,746
Total	5,013,740	$59.82	5,013,740	3,675,283,746
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. During the first quarter of 2013, we repurchased 5.0 million shares at an average price per share of $59.82 for a total cost of $300 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.7 billion.

ITEM 5.                             OTHER INFORMATION

Amendment of Euro Facility
On April 29, 2013, Aon amended the Euro Facility to add Aon plc as a borrower. A copy of the waiver and amendment request letter is attached hereto as Exhibit 10.1 and incorporated herein by reference.
ITRA Disclosure
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “ITRA”) and Section 13(r) of the Exchange Act.  Concurrently with this quarterly report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this quarterly report.
In January 2013, the reinsurance brokerage business of a U.K.-based Aon subsidiary handled payment transactions associated with a quota share treaty retrocession reinsurance policy covering the underwriting year of 2009 (the “Retrocession Policy”) for a multinational cedant (the “Cedant”). One of the risks that was ceded in the Retrocession Policy was for, or related to, a company that Aon has been advised is the Iranian Offshore Oil Company (“IOOC”), which is believed to be a subsidiary of the National Iranian Oil Company. The risk was originally insured by an Iranian insurance company. The Retrocession Policy containing the IOOC risk was placed by the Aon subsidiary in 2009. Aon does not believe that applicable laws prohibited the placement of the Retrocession Policy.
In late 2012, the Cedant requested that the reinsurers with whom the Aon subsidiary placed the Retrocession Policy return a balance of approximately $456,000, representing amounts owed by reinsurers to the Cedant (such as return premiums, claims payments and associated deductions) netted against amounts owed by the Cedant to the reinsurers (such as additional premiums) for the relevant policy year. This balance covered both Iranian and non-Iranian risks. In January 2013, two of the reinsurers paid the Aon subsidiary their share of the requested return payment- approximately $158,000 in total - and the Aon subsidiary remitted those funds net of approximately $1,500, which represented the net brokerage commission still owing to the Aon subsidiary on the associated premium.
Approximately $20,000 of the remitted $156,500 was returned premium and associated commission relating to the IOOC risk. The Aon subsidiary's handling of those payments was authorized pursuant to a general license for wind-down activities, issued by the U.S. Treasury Department's Office of Foreign Assets Control on December 26, 2012, but is subject to reporting under Section 13(r)(1)(D)(ii) of the Exchange Act due to the involvement of IOOC. The balance of requested return payment (approximately $300,000) has not been paid by the other reinsurers with whom the policies were placed but approximately $30,000 is believed to relate to the underlying IOOC risk and therefore subject to reporting under the ITRA and the Exchange Act. The Aon subsidiary intends to continue to hold any additional amounts currently unpaid by the reinsurers along with any associated commission in accordance with company policy and applicable laws.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

May 1, 2013	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
4.1	Indenture, dated as of December 12, 2012—incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 13, 2012.
4.2	Form of 4.250% Rule 144A Global Note Due 2042—incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 8, 2013.
4.3	Form of 4.250% Regulation S Global Note Due 2042—incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 8, 2013.
4.4	Registration Rights Agreement, dated as of March 8, 2013—incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on March 8, 2013.
4.5	Form of 4.250% Senior Note Due 2042—incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.
10.1
Letter of Amendment and Waiver between Aon plc and Citibank International PLC (as agent) dated April 29, 2013 amending €650,000,000 Facility Agreement dated October 15, 2010, as amended July 18, 2011 and as amended and restated March 30, 2012

10.2#	Employment Agreement, dated and effective as of March 29, 2013, between Aon Corporation and Michael J. O'Connor.
10.3#	Change in Control Agreement, entered into as of March 29, 2013, between Aon Corporation and Michael J. O'Connor.
10.4#	Aon plc Leadership Performance Program for 2013-2015.
10.5#	Senior Executive Incentive Compensation Plan.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
______________________________
# Indicates a management contract or compensatory plan or arrangement.