Form 10-Q
period 2013-06-30
Aon plc
filed 2013-07-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of June 30, 2013:  307,461,251

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue
Commissions, fees and other	$2,891	$2,813	$5,799	$5,642
Fiduciary investment income	6	8	13	20
Total revenue	2,897	2,821	5,812	5,662

Expenses
Compensation and benefits	1,712	1,639	3,437	3,300
Other general expenses	803	788	1,583	1,566
Total operating expenses	2,515	2,427	5,020	4,866
Operating income	382	394	792	796
Interest income	2	2	3	5
Interest expense	(48)	(57)	(100)	(116)
Other income	6	12	15	12
Income from continuing operations before income taxes	342	351	710	697
Income taxes	90	96	186	193
Income from continuing operations	252	255	524	504

Loss from discontinued operations before income taxes	—	(1)	—	(1)
Income taxes	—	—	—	—
Loss from discontinued operations	—	(1)	—	(1)

Net Income	252	254	524	503
Less: Net income attributable to noncontrolling interests	11	8	22	19
Net income attributable to Aon shareholders	$241	$246	$502	$484

Net income (loss) attributable to Aon shareholders
Income from continuing operations	$241	$247	$502	$485
Loss from discontinued operations	—	(1)	—	(1)
Net income	$241	$246	$502	$484
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.77	$0.74	$1.59	$1.46
Discontinued operations	—	—	—	—
Net income	$0.77	$0.74	$1.59	$1.46

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.76	$0.73	$1.58	$1.44
Discontinued operations	—	—	—	—
Net income	$0.76	$0.73	$1.58	$1.44

Cash dividends per share paid on ordinary shares	$0.18	$0.16	$0.33	$0.31
Weighted average ordinary shares outstanding - basic	313.7	332.0	315.0	332.2
Weighted average ordinary shares outstanding - diluted	317.1	335.6	318.6	336.1

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$252	$254	$524	$503
Less: Net income attributable to noncontrolling interests	11	8	22	19
Net income attributable to Aon shareholders	241	246	502	484
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	13	—	13	—
Change in fair value of derivatives	(7)	(17)	(21)	(10)
Foreign currency translation adjustments	(58)	(197)	(232)	(93)
Post-retirement benefit obligation	18	18	41	39
Total other comprehensive loss	(34)	(196)	(199)	(64)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	(3)	(2)	(2)
Total other comprehensive loss attributable to Aon shareholders	(32)	(193)	(197)	(62)
Comprehensive income attributable to Aon shareholders	$209	$53	$305	$422

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	Jun 30, 2013	Dec 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$266	$291
Short-term investments	307	346
Receivables, net	2,838	3,101
Fiduciary assets	12,576	12,214
Other current assets	406	430
Total Current Assets	16,393	16,382
Goodwill	8,795	8,943
Intangible assets, net	2,736	2,975
Fixed assets, net	808	820
Investments	172	165
Other non-current assets	1,158	1,201
TOTAL ASSETS	$30,062	$30,486

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,576	$12,214
Short-term debt and current portion of long-term debt	427	452
Accounts payable and accrued liabilities	1,423	1,853
Other current liabilities	769	831
Total Current Liabilities	15,195	15,350
Long-term debt	4,012	3,713
Pension, other post-retirement and other post-employment liabilities	1,897	2,276
Other non-current liabilities	1,340	1,342
TOTAL LIABILITIES	22,444	22,681

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2013 - 307.5; 2012 - 310.9)	3	3
Additional paid-in capital	4,560	4,436
Retained earnings	5,805	5,933
Accumulated other comprehensive loss	(2,809)	(2,610)
TOTAL AON SHAREHOLDERS’ EQUITY	7,559	7,762
Noncontrolling interests	59	43
TOTAL EQUITY	7,618	7,805
TOTAL LIABILITIES AND EQUITY	$30,062	$30,486

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2012	310.9	$4,439	$5,933	$(2,610)	$43	$7,805
Net income	—	—	502	—	22	524
Shares issued - employee benefit plans	0.5	16	—	—	—	16
Shares issued - employee compensation	4.6	(57)	—	—	—	(57)
Shares purchased	(8.5)	—	(525)	—	—	(525)
Tax benefit - employee benefit plans	—	35	—	—	—	35
Share-based compensation expense	—	137	—	—	—	137
Dividends to shareholders	—	—	(105)	—	—	(105)
Net change in fair value of investments	—	—	—	13	—	13
Net change in fair value of derivatives	—	—	—	(21)	—	(21)
Net foreign currency translation adjustments	—	—	—	(232)	(2)	(234)
Net post-retirement benefit obligation	—	—	—	41	—	41
Purchase of subsidiary shares from non-controlling interests	—	(7)	—	—	1	(6)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(5)	(5)
Balance at June 30, 2013	307.5	$4,563	$5,805	$(2,809)	$59	$7,618

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$524	$503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of fixed assets	118	112
Amortization of intangible assets	198	208
Share-based compensation expense	137	105
Deferred income taxes	24	23
Change in assets and liabilities:
Fiduciary receivables	(654)	(1,501)
Short term investments - funds held on behalf of clients	(212)	(519)
Fiduciary liabilities	866	2,020
Receivables, net	191	81
Accounts payable and accrued liabilities	(431)	(500)
Restructuring reserves	(5)	(38)
Current income taxes	(110)	48
Pension, other post-retirement and other post-employment liabilities	(291)	(200)
Other assets and liabilities	32	(73)
CASH PROVIDED BY OPERATING ACTIVITIES	387	269

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	23	51
Purchases of long-term investments	(6)	(7)
Net sales of short-term investments - non-fiduciary	29	259
Acquisition of businesses, net of cash acquired	(23)	(82)
Proceeds from sale of businesses	1	1
Capital expenditures	(122)	(129)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(98)	93

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(525)	(350)
Issuance of shares for employee benefit plans	57	64
Issuance of debt	2,914	332
Repayment of debt	(2,607)	(305)
Cash dividends to shareholders	(105)	(102)
Purchase of shares from noncontrolling interests	—	1
Dividends paid to noncontrolling interests	(6)	(6)
CASH USED FOR FINANCING ACTIVITIES	(272)	(366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(42)	18
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25)	14
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$266	$286

Supplemental disclosures:
Interest paid	$121	$132
Income taxes paid, net of refunds	$237	$99

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the three and six months ended June 30, 2013 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2013.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the disclosure of amounts to be reclassified out of accumulated other comprehensive income. The guidance requires that amounts reclassified out of accumulated other comprehensive income be presented either on the face of the statement of operations or in the notes to the financial statements by component. The guidance was effective for Aon beginning in the first quarter 2013. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Indefinite-Lived Intangible Asset Impairment

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test.  The guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance was effective for Aon beginning in the first quarter 2013.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Balance Sheet Offsetting

In December 2011, the FASB issued guidance on the disclosure of offsetting assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance requires certain derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions to disclose both the gross and net position of these financial instruments. The guidance was effective for Aon beginning in the first quarter 2013.  The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Conduct Authority, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were $118 million and $124 million at June 30, 2013 and December 31, 2012, respectively.  Cash and cash equivalents included restricted balances of $83 million and $76 million at June 30, 2013 and December 31, 2012 respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Income

Other income consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Equity earnings	$4	$3	$6	$8
Realized (loss) gain on sale of investments	(2)	(8)	(1)	2
Foreign currency remeasurement (losses) gains	(5)	18	19	—
Derivative gains (losses)	9	(2)	(9)	—
Other	—	1	—	2
	$6	$12	$15	$12

5.  Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2013, the Company completed the acquisition of four businesses in the Risk Solutions segment and one business in the HR Solutions segment.  During the six months ended June 30, 2012, the Company completed the acquisition of two businesses in the HR Solutions segment and three businesses in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions:

	Six months ended June 30,
(millions)	2013	2012
Consideration	$23	$96
Intangible assets:
Goodwill	$16	$57
Other intangible assets	11	42
Total	$27	$99

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions

During the six months ended June 30, 2013, the Company completed the sale of four businesses in the Risk Solutions segment. No pretax gain or loss was recognized on these sales. During the six months ended June 30, 2012, the Company completed the sale of one business in the HR Solutions segment and one business in the Risk Solutions segment.  A pretax gain of $2 million was recognized on these sales, which is included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2013 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2012	$5,982	$2,961	$8,943
Goodwill related to current year acquisitions	14	2	16
Goodwill related to prior year acquisitions	(2)	17	15
Foreign currency translation	(157)	(22)	(179)
Balance as of June 30, 2013	$5,837	$2,958	$8,795

 Other intangible assets by asset class are as follows (in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,025	$—	$1,025	$1,025	$—	$1,025

Intangible assets with finite lives:
Customer related and contract based	2,659	1,124	1,535	2,714	969	1,745
Marketing, technology and other (1)	600	424	176	619	414	205
	$4,284	$1,548	$2,736	$4,358	$1,383	$2,975
 ______________________________________________
(1) Tradenames with finite lives disclosed separately in prior years are now presented in Marketing, technology and other

Amortization expense from finite lived intangible assets was $99 million and $198 million for the three and six months ended June 30, 2013, respectively. Amortization expense from finite lived intangible assets was $104 million and $208 million for the three and six months ended June 30, 2012, respectively.

The estimated future amortization for finite lived intangible assets as of June 30, 2013 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2013	$139	$55	$194
2014	240	94	334
2015	209	79	288
2016	175	67	242
2017	139	57	196
Thereafter	338	119	457
	$1,240	$471	$1,711

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt Associates, Inc. ("Hewitt").  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization, the Health & Benefits organization and shared services and facility rationalization across the Company. The Aon Hewitt Plan includes approximately 2,900 job eliminations. The Company expects these restructuring activities and related expenses to affect operations through the end of 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $411 million through the end of the plan, consisting of approximately $261 million in employee termination costs and approximately $150 million in real estate rationalization costs across the Company. This represents an increase of $86 million in costs over the amount previously disclosed as the Company has finalized additional restructuring actions related to the Aon Hewitt Plan.

From the inception of the Aon Hewitt Plan through June 30, 2013, approximately 2,420 jobs have been eliminated and total expenses of $334 million have been incurred.  The Company recorded $53 million and $79 million of restructuring and related charges in the three and six months ended June 30, 2013, respectively. The Company recorded $13 million and $25 million of restructuring and related charges in the three and six months ended June 30, 2012, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following table summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Second Quarter 2013	Six Months 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$14	$38	$225	$261
Lease consolidation	3	32	18	34	36	89	128
Asset impairments	—	7	4	3	3	14	15
Other costs associated with restructuring (2)	—	2	2	2	2	6	7
Total restructuring expenses	$52	$105	$98	$53	$79	$334	$411
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

The following table summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Second Quarter 2013	Six Months 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$36	51	$218	$249
Risk Solutions	—	56	32	17	28	116	162
Total restructuring expenses (1)	$52	$105	$98	$53	$79	$334	$411
______________________________________________
(1) Costs included in the Risk Solutions segment are associated with the transfer of the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

As of June 30, 2013, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at December 31, 2012	$96	$3	$35	$3	$137
Expensed	76	—	—	—	76
Cash payments	(58)	(1)	(18)	(1)	(78)
Foreign exchange translation and other	—	—	4	—	4
Balance at June 30, 2013	$114	$2	$21	$2	$139

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	6/30/2013	12/31/2012
Cash and cash equivalents	$266	$291
Short-term investments	307	346
Fiduciary assets (1)	4,089	4,029
Investments	172	165
	$4,834	$4,831
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	6/30/2013	12/31/2012
Equity method investments	$94	$102
Other investments	53	43
Fixed-maturity securities	25	20
	$172	$165

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs.  At June 30, 2013, the Company had $347 million in commercial paper outstanding as compared to $50 million of commercial paper outstanding at December 31, 2012. The weighted average commercial paper outstanding for the three and six months ended June 30, 2013 was $358 million and $261 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2013 was 0.35% and 0.37%, respectively.

On March 8, 2013, the Company issued $90 million in aggregate principal amount of 4.250% Notes Due 2042. The 4.250% Notes Due 2042 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $166 million aggregate principal amount of the 4.250% Notes Due 2042 issued by Aon plc on December 12, 2012 (collectively, the "Original Notes"). The Original Notes were unconditionally guaranteed as to the payment of principal and interest by Aon Corporation.

On April 15, 2013, an S-4 registration statement registering $256 million in aggregate principal amount of 4.250% Notes Due 2042 (the "Exchange Notes") under the Securities Act of 1933 as amended (the "Securities Act") was declared effective by the Securities and Exchange Commission. The Exchange Notes are to be exchanged for the Original Notes. The form and terms of the Exchange Notes are substantially identical in all material respects to those of the Original Notes except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related additional interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Like the Original Notes, the Exchange Notes were issued by Aon plc and unconditionally guaranteed by Aon Corporation. All original notes were exchanged for Exchange Notes in the second quarter 2013.

On April 29, 2013, the Company amended its Euro Facility agreement to add Aon plc as an additional borrower. On May 8, 2013, the Company established a multi-currency commercial paper program in aggregate principal amount of up to €650 million. Aon Corporation is a guarantor under the program.

On May 21, 2013, the Company issued $250 million in aggregate principal amount of 4.45% Notes Due 2043. The 4.45% Notes Due 2043 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

During the second quarter 2013, the Company used available funds to repay $306 million of the term loan credit facility due October 2013.

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

In the second quarter of 2013, the Company repurchased 3.5 million shares at an average price per share of $64.53 for a total cost of $225 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2013, the Company repurchased 8.5 million shares at an average price per share of $61.75 for a total cost of $525 million under the 2012 Share Repurchase Program.  In the second quarter of 2012, the Company repurchased 5.3 million shares at an average price per share of $47.40 for a total cost of $250 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2012, the Company repurchased 7.4 million shares at an average price per share of $47.66 for a total cost of $350 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.5 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 28.0 million shares for an aggregate cost of $1.5 billion.

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

Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$2	$3	$5	$6
Income from discontinued operations	—	—	—	—
Net income	$2	$3	$5	$6

 Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shares for basic earnings per share (1)	313.7	332.0	315.0	332.2
Common stock equivalents	3.4	3.6	3.6	3.9
Shares for diluted earnings per share	317.1	335.6	318.6	336.1
   ______________________________________________
(1)    Includes 4.0 million and 4.8 million of participating securities for the three months ended June 30, 2013 and 2012, respectively, and 4.1 million and 4.8 million of participating securities for the six months ended June 30, 2013 and 2012, respectively.

Certain ordinary share equivalents were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 0.0 million and 1.1 million for the three months ended June 30, 2013 and 2012, respectively, and 0.4 million and 0.6 million for the six months ended June 30, 2013 and 2012, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2012	$—	$(28)	$233	$(2,815)	$(2,610)
Other comprehensive loss before reclassifications, net	13	(30)	(232)	(4)	(253)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	16	—	66	82
Tax benefit	—	(7)	—	(21)	(28)
Amounts reclassified from accumulated other comprehensive loss, net	—	9	—	45	54
Net current period other comprehensive (loss) income	13	(21)	(232)	41	(199)
Balance at June 30, 2013	$13	$(49)	$1	$(2,774)	$(2,809)
______________________________________________
(1) Reclassifications from Accumulated other comprehensive loss are recorded in Other income
(2) Reclassifications from Accumulated other comprehensive loss are recorded in Compensation and benefits

11.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with its most significant international pension plans, which are located in the U.K., the Netherlands and Canada (in millions):

	Three months ended June 30,
	U.K. and Non-U.S.		U.S.
	2013	2012	2013	2012
Service cost	$4	$4	$—	$—
Interest cost	62	66	28	30
Expected return on plan assets	(88)	(81)	(35)	(32)
Amortization of net actuarial loss	19	15	13	11
Net periodic benefit cost	$(3)	$4	$6	$9

	Six months ended June 30,
	U.K. and Non-U.S.		U.S.
	2013	2012	2013	2012
Service cost	$9	$8	$—	$—
Interest cost	126	132	56	60
Expected return on plan assets	(178)	(161)	(69)	(64)
Amortization of net actuarial loss	37	29	26	22
Net periodic benefit cost	$(6)	$8	$13	$18

Based on current assumptions, in 2013, Aon plans to contribute $167 million and $381 million to its U.S. and most significant international defined benefit pension plans, respectively. During the three months ended June 30, 2013, contributions of $35 million were made to the Company's U.S. pension plans and $64 million were made to its most significant international pension plans. During the six months ended June 30, 2013, contributions of $68 million were made to the Company’s U.S. pension plans and $231 million were made to its most significant international pension plans.

12.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Restricted stock units (“RSUs”)	$40	$34	$95	$83
Performance share awards (“PSAs”)	27	13	38	15
Stock options	—	1	1	3
Employee stock purchase plans	1	2	3	4
Total stock-based compensation expense	$68	$50	$137	$105

Share Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Six months ended June 30,
	2013		2012
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,432	$44	9,916	$42
Granted	3,505	62	4,706	45
Vested	(3,345)	44	(2,986)	42
Forfeited	(229)	45	(356)	44
Non-vested at end of period	10,363	50	11,280	44
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant

The vesting of PSAs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation, or growth in revenue, pretax income or earnings per share over a one to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the plan. Dividend equivalents are not paid on PSAs.

Information as of June 30, 2013 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of June 30, 2013	As of December 31, 2012	As of December 31, 2011
Target PSAs granted	1,135	1,369	1,715
Fair value (1)	$58	$47	$50
Number of shares that would be issued based on current performance levels	1,135	1,958	1,339
Unamortized expense, based on current performance levels	$59	$49	$11
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options during the six months ended June 30, 2013 or 2012, respectively.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	5,611	$32	9,116	$32
Granted	—	—	—	—
Exercised	(1,318)	31	(1,584)	33
Forfeited and expired	(2)	33	(51)	37
Outstanding at end of period	4,291	33	7,481	32
Exercisable at end of period	4,063	32	6,931	31

The weighted average remaining contractual life, in years, of outstanding options was 2.4 years at both June 30, 2013 and 2012.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $64.35 as of June 30, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2013, the aggregate intrinsic value of options outstanding was $136 million, of which $131 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Aggregate intrinsic value of stock options exercised	$22	$11	$39	$24
Cash received from the exercise of stock options	21	14	41	51
Tax benefit realized from the exercise of stock options	4	1	7	2

Unamortized deferred compensation expense, which includes both options and awards, amounted to $411 million as of June 30, 2013, with a remaining weighted-average amortization period of approximately 2.2 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of June 30, 2013, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral related to derivative arrangements as of June 30, 2013.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets		Derivative Liabilities
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Derivatives accounted for as hedges:
Interest rate contracts	$325	$336	$16	$17	$—	$—
Foreign exchange contracts	1,072	1,208	39	191	110	250
Total	1,397	1,544	55	208	110	250
Derivatives not accounted for as hedges:
Foreign exchange contracts	295	305	1	2	1	1
Total	$1,692	$1,849	$56	$210	$111	$251

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Derivatives accounted for as hedges:
Interest rate contracts	$16	$17	$—	$—	$16	$17
Foreign exchange contracts	39	191	(20)	(160)	19	31
Total	55	208	(20)	(160)	35	48
Derivatives not accounted for as hedges:
Foreign exchange contracts	1	2	—	—	1	2
Total	$56	$210	$(20)	$(160)	$36	$50
______________________________________________
(1) Included within Other current assets or Other non-current assets

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	6/30/2013	12/31/2012	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	110	250	(20)	(160)	90	90
Total	110	250	(20)	(160)	90	90
Derivatives not accounted for as hedges:
Foreign exchange contracts	1	1	—	—	1	1
Total	$111	$251	$(20)	$(160)	$91	$91
______________________________________________
(2) Included within Other current liabilities or Other non-current liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2013 and 2012 are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash Flow Hedges:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	(32)	(29)	(30)
Total	$—	$(32)	$(29)	$(30)
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$11	$—	$1
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Cash Flow Hedges:
Interest rate contracts (1)	$—	$—	$(1)	$—
Foreign exchange contracts (2)	14	(8)	3	(16)
Total	14	(8)	2	(16)
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—
  ______________________________________________
(1) Included within Fiduciary investment income and Interest expense
(2) Included within Other income and Interest expense

	Three months ended June 30,				Six months ended June 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (1) (2)
	2013	2012	2013	2012	2013	2012	2013	2012
Fair value hedges:
Interest rate contracts	$—	$1	$—	$(1)	$(1)	$3	$1	$(3)
  ______________________________________________
(1) Relates to fixed rate debt
(2) Included in Interest expense

The Company estimates that approximately $33 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2013 and 2012 was not material.

During the three and six months ended June 30, 2013, the Company recorded a loss of $9 million and $18 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2012, the Company recorded a gain of $1 million and $7 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,438	$2,413	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	18	—	—	18
Government bonds	7	—	7	—
Equity securities	28	28	—	—
Derivatives:
Interest rate contracts	16	—	16	—
Foreign exchange contracts	40	—	40	—
Liabilities:
Derivatives:
Foreign exchange contracts	111	—	111	—
  ______________________________________________
(1) Includes $2,413 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,133	$2,108	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	12	—	—	12
Government Bonds	8	—	8	—
Equity securities	5	5	—	—
Derivatives:
Interest rate contracts	17	—	17	—
Foreign exchange contracts	193	—	193	—
Liabilities:
Derivatives:
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

There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2013 and 2012, respectively. The Company recognized $6 million of unrealized gains in Accumulated other comprehensive loss during the three and six months ended June 30, 2013, respectively, related to assets and liabilities measured at fair value using unobservable inputs. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income or Financial Position during either the three and six months ended June 30, 2012 related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,012	$4,289	$3,713	$4,162

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

Guarantees and Indemnifications

In connection with the redomicile of Aon's headquarters ("the Redomestication"), the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee, and (5) Amended and Restated Trust Deed, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) (“Aon Luxembourg”) and BNY Mellon Corporate Trustee Services Limited, as trustee (the “Luxembourg Trustee”) (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011, among Aon Delaware, Aon Luxembourg and the Luxembourg Trustee).

Effective as of the same date, the Company also entered into agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under the (1) $450,000,000 Term Credit Agreement dated June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, (2) $400,000,000 Five-Year Agreement dated March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto and (3) €650,000,000 Facility Agreement, dated October 15, 2010, among Aon Corporation, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, as amended on July 18, 2011.

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

Letters of Credit

The Company had total letters of credit (“LOCs”) outstanding for approximately $69 million at June 30, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $42 million at June 30, 2013. During the three and six months ended June 30, 2013, the Company funded $3 million and $6 million, respectively of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at June 30, 2013 as compared to $104 million at December 31, 2012.

16. Segment Information

The Company has two reportable segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, equal the amounts in the Condensed Consolidated Financial Statements.

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

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk Solutions	$1,944	$1,899	$3,915	$3,804
HR Solutions	956	931	1,910	1,876
Intersegment elimination	(3)	(9)	(13)	(18)
Total revenue	$2,897	$2,821	$5,812	$5,662

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Retail brokerage	$1,562	$1,511	$3,124	$3,005
Reinsurance brokerage	376	380	778	779
Total Risk Solutions Segment	1,938	1,891	3,902	3,784
Consulting services	388	366	770	746
Outsourcing	578	570	1,159	1,138
Intrasegment	(10)	(5)	(19)	(8)
Total HR Solutions Segment	956	931	1,910	1,876
Intersegment	(3)	(9)	(13)	(18)
Total commissions, fees and other revenue	$2,891	$2,813	$5,799	$5,642

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk Solutions	$6	$8	$13	$20
HR Solutions	—	—	—	—
Total fiduciary investment income	$6	$8	$13	$20

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Risk Solutions	$391	$384	$794	$750
HR Solutions	36	58	87	131
Segment income before income taxes	427	442	881	881
Unallocated expenses	(45)	(48)	(89)	(85)
Interest income	2	2	3	5
Interest expense	(48)	(57)	(100)	(116)
Other income	6	12	15	12
Income before income taxes	$342	$351	$710	$697

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of worldwide debt obligations.

Other income consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency transactions.

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

Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes Due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027 in both Original Notes and Exchange Notes form as described in Note 9. Those notes are subject to Rule 3-10 of Regulation S-X. Aon Corporation also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes Due 2043 issued on May 21, 2013. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes Due 2042 or the 4.45% Notes Due 2043.

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2013 and 2012, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, condensed consolidating statements of financial position as of June 30, 2013 and December 31, 2012, and condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,890	$—	$2,891
Fiduciary investment income	—	—	6	—	6
Total revenue	1	—	2,896	—	2,897

Expenses
Compensation and benefits	4	5	1,703	—	1,712
Other general expenses	9	17	777	—	803
Total operating expenses	13	22	2,480	—	2,515
Operating income	(12)	(22)	416	—	382
Interest income	—	1	1	—	2
Interest expense	(4)	(33)	(11)	—	(48)
Intercompany interest (expense) income	(7)	43	(36)	—	—
Other (expense) income	—	(2)	8	—	6
(Loss) income from continuing operations before taxes	(23)	(13)	378	—	342
Income tax (benefit) expense	(3)	(6)	99	—	90
(Loss) income from continuing operations	(20)	(7)	279	—	252

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	261	246	239	(746)	—

Net income	241	239	518	(746)	252
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$241	$239	$507	$(746)	$241

Condensed Consolidating Statement of Income

	Three months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,813	$—	$2,813
Fiduciary investment income	—	—	8	—	8
Total revenue	—	—	2,821	—	2,821

Expenses
Compensation and benefits	2	—	1,637	—	1,639
Other general expenses	10	7	771	—	788
Total operating expenses	12	7	2,408	—	2,427
Operating income	(12)	(7)	413	—	394
Interest income	—	—	2	—	2
Interest expense	—	(40)	(17)	—	(57)
Intercompany interest (expense) income	(3)	47	(44)	—	—
Other (expense) income	—	(5)	17	—	12
(Loss) income from continuing operations before taxes	(15)	(5)	371	—	351
Income tax (benefit) expense	(1)	(2)	99	—	96
(Loss) income from continuing operations	(14)	(3)	272	—	255

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	260	234	231	(725)	—

Net income	246	231	502	(725)	254
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$246	$231	$494	$(725)	$246

Condensed Consolidating Statement of Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$2	$—	$5,797	$—	$5,799
Fiduciary investment income	—	—	13	—	13
Total revenue	2	—	5,810	—	5,812

Expenses
Compensation and benefits	15	21	3,401	—	3,437
Other general expenses	16	23	1,544	—	1,583
Total operating expenses	31	44	4,945	—	5,020
Operating income	(29)	(44)	865	—	792
Interest income	—	1	2	—	3
Interest expense	(6)	(67)	(27)	—	(100)
Intercompany interest (expense) income	(14)	86	(72)	—	—
Other (expense) income	—	(3)	18	—	15
(Loss) income from continuing operations before taxes	(49)	(27)	786	—	710
Income tax (benefit) expense	(9)	(11)	206	—	186
(Loss) income from continuing operations	(40)	(16)	580	—	524

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	542	509	493	(1,544)	—

Net income	502	493	1,073	(1,544)	524
Less: Net income attributable to noncontrolling interests	—	—	22	—	22
Net income attributable to Aon shareholders	$502	$493	$1,051	$(1,544)	$502

Condensed Consolidating Statement of Income

	Six months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,642	$—	$5,642
Fiduciary investment income	—	1	19	—	20
Total revenue	—	1	5,661	—	5,662

Expenses
Compensation and benefits	2	67	3,231	—	3,300
Other general expenses	10	21	1,535	—	1,566
Total operating expenses	12	88	4,766	—	4,866
Operating income	(12)	(87)	895	—	796
Interest income	—	—	5	—	5
Interest expense	—	(80)	(36)	—	(116)
Intercompany interest (expense) income	(3)	93	(90)	—	—
Other (expense) income	—	3	9	—	12
(Loss) income from continuing operations before taxes	(15)	(71)	783	—	697
Income tax (benefit) expense	(1)	(27)	221	—	193
(Loss) income from continuing operations	(14)	(44)	562	—	504

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	498	484	440	(1,422)	—

Net income	484	440	1,001	(1,422)	503
Less: Net income attributable to noncontrolling interests	—	—	19	—	19
Net income attributable to Aon shareholders	$484	$440	$982	$(1,422)	$484

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$241	$239	$518	$(746)	$252
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$241	$239	$507	$(746)	$241
Other comprehensive loss, net of tax:
Change in fair value of investments	—	4	9	—	13
Change in fair value of derivatives	—	2	(9)	—	(7)
Foreign currency translation adjustments	—	(11)	(47)	—	(58)
Post-retirement benefit obligation	—	7	11	—	18
Total other comprehensive loss	—	2	(36)	—	(34)
Equity in other comprehensive loss of subsidiaries, net of tax	(32)	(34)	(32)	98	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(32)	(32)	(66)	98	(32)
Comprehensive income attributable to Aon shareholders	$209	$207	$441	$(648)	$209

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$246	$231	$502	$(725)	$254
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$246	$231	$494	$(725)	$246
Other comprehensive income, net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	(5)	(192)	—	(197)
Post-retirement benefit obligation	—	9	9	—	18
Total other comprehensive income	—	4	(200)	—	(196)
Equity in other comprehensive income of subsidiaries, net of tax	(193)	(193)	(189)	575	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income attributable to Aon shareholders	(193)	(189)	(386)	575	(193)
Comprehensive income attributable to Aon Shareholders	$53	$42	$108	$(150)	$53

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$502	$493	$1,073	$(1,544)	$524
Less: Net income attributable to noncontrolling interests	—	—	22	—	22
Net income attributable to Aon shareholders	$502	$493	$1,051	$(1,544)	$502
Other comprehensive loss, net of tax:
Change in fair value of investments	—	4	9	—	13
Change in fair value of derivatives	—	3	(24)	—	(21)
Foreign currency translation adjustments	—	(19)	(213)	—	(232)
Post-retirement benefit obligation	—	15	26	—	41
Total other comprehensive loss	—	3	(202)	—	(199)
Equity in other comprehensive loss of subsidiaries, net of tax	(197)	(200)	(197)	594	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(197)	(197)	(397)	594	(197)
Comprehensive income attributable to Aon shareholders	$305	$296	$654	$(950)	$305

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$484	$440	$1,001	$(1,422)	$503
Less: Net income attributable to noncontrolling interests	—	—	19	—	19
Net income attributable to Aon shareholders	$484	$440	$982	$(1,422)	$484
Other comprehensive income, net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	—	(10)	—	(10)
Foreign currency translation adjustments	—	(1)	(92)	—	(93)
Post-retirement benefit obligation	—	15	24	—	39
Total other comprehensive income	—	14	(78)	—	(64)
Equity in other comprehensive income of subsidiaries, net of tax	(62)	(77)	(63)	202	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	(62)	(63)	(139)	202	(62)
Comprehensive income attributable to Aon Shareholders	$422	$377	$843	$(1,220)	$422

Condensed Consolidating Statement of Financial Position

	As of June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$294	$258	$—	$(286)	$266
Short-term investments	—	63	244	—	307
Receivables, net	—	(2)	2,840	—	2,838
Fiduciary assets	—	—	12,576	—	12,576
Intercompany receivables	255	2,881	5,244	(8,380)	—
Other current assets	17	50	339	—	406
Total Current Assets	566	3,250	21,243	(8,666)	16,393
Goodwill	—	—	8,795	—	8,795
Intangible assets, net	—	—	2,736	—	2,736
Fixed assets, net	—	—	808	—	808
Investments	—	60	112	—	172
Intercompany receivables	166	2,093	2,196	(4,455)	—
Other non-current assets	119	739	403	(103)	1,158
Investment in subsidiary	10,879	11,057	8,716	(30,652)	—
TOTAL ASSETS	$11,730	$17,199	$45,009	$(43,876)	$30,062

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,576	$—	$12,576
Short-term debt and current portion of long-term debt	297	107	23	—	427
Accounts payable and accrued liabilities	17	65	1,627	(286)	1,423
Intercompany payables	14	4,112	2,961	(7,087)	—
Other current liabilities	1	47	721	—	769
Total Current Liabilities	329	4,331	17,908	(7,373)	15,195
Long-term debt	443	2,515	1,054	—	4,012
Pension, other post-retirement and other post-employment liabilities	—	1,220	677	—	1,897
Intercompany payables	3,393	166	2,189	(5,748)	—
Other non-current liabilities	6	251	1,186	(103)	1,340
TOTAL LIABILITIES	4,171	8,483	23,014	(13,224)	22,444

TOTAL AON SHAREHOLDERS’ EQUITY	7,559	8,716	21,936	(30,652)	7,559
Noncontrolling interests	—	—	59	—	59
TOTAL EQUITY	7,559	8,716	21,995	(30,652)	7,618

TOTAL LIABILITIES AND EQUITY	$11,730	$17,199	$45,009	$(43,876)	$30,062

Condensed Consolidating Statement of Financial Position

	As of December 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$131	$199	$—	$(39)	$291
Short-term investments	—	89	257	—	346
Receivables, net	5	1	3,095	—	3,101
Fiduciary assets	—	—	12,214	—	12,214
Intercompany receivables	—	2,092	3,545	(5,637)	—
Other current assets	7	53	370	—	430
Total Current Assets	143	2,434	19,481	(5,676)	16,382
Goodwill	—	—	8,943	—	8,943
Intangible assets, net	—	—	2,975	—	2,975
Fixed assets, net	—	—	820	—	820
Investments	—	49	116	—	165
Intercompany receivables	166	1,997	2,350	(4,513)	—
Other non-current assets	117	735	1,174	(825)	1,201
Investment in subsidiary	10,398	10,522	8,322	(29,242)	—
TOTAL ASSETS	$10,824	$15,737	$44,181	$(40,256)	$30,486

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,214	$—	$12,214
Short-term debt and current portion of long-term debt	—	429	23	—	452
Accounts payable and accrued liabilities	10	71	1,811	(39)	1,853
Intercompany payables	51	2,637	2,162	(4,850)	—
Other current liabilities	—	49	779	3	831
Total Current Liabilities	61	3,186	16,989	(4,886)	15,350
Long-term debt	107	2,515	1,091	—	3,713
Pension, other post-retirement and other post-employment liabilities	—	1,294	982	—	2,276
Intercompany payables	2,890	166	2,247	(5,303)	—
Other non-current liabilities	4	254	1,909	(825)	1,342
TOTAL LIABILITIES	3,062	7,415	23,218	(11,014)	22,681

TOTAL AON SHAREHOLDERS’ EQUITY	7,762	8,322	20,920	(29,242)	7,762
Noncontrolling interests	—	—	43	—	43
TOTAL EQUITY	7,762	8,322	20,963	(29,242)	7,805

TOTAL LIABILITIES AND EQUITY	$10,824	$15,737	$44,181	$(40,256)	$30,486

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(23)	$(89)	$499	$—	$387

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	2	21	—	23
Purchase of long-term investments	—	(6)	—	—	(6)
Net (purchases) sales of short-term investments - non-fiduciary	—	26	3	—	29
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(122)	—	(122)
CASH USED FOR INVESTING ACTIVITIES	—	22	(120)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(525)	—	—	—	(525)
Advances from (to) affiliates	126	444	(323)	(247)	—
Issuance of shares for employee benefit plans	57	—	—	—	57
Issuance of debt	639	2,044	231	—	2,914
Repayment of debt	(6)	(2,362)	(239)	—	(2,607)
Cash dividends to shareholders	(105)	—	—	—	(105)
Purchase of shares from noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(6)	—	(6)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	186	126	(337)	(247)	(272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(42)	—	(42)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	163	59	—	(247)	(25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$294	$258	$—	$(286)	$266

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(19)	$(99)	$387	$—	$269

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	—	51	—	51
Purchase of long-term investments	—	(7)	—	—	(7)
Net (purchases) sales of short-term investments - non-fiduciary	—	211	48	—	259
Acquisition of businesses, net of cash acquired	—	(55)	(27)	—	(82)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(129)	—	(129)
CASH USED FOR INVESTING ACTIVITIES	—	149	(56)	—	93

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(250)	(100)	—	—	(350)
Advances from (to) affiliates	325	118	(443)	—	—
Issuance of shares for employee benefit plans	15	49	—	—	64
Issuance of debt	—	332	—	—	332
Repayment of debt	—	(298)	(7)	—	(305)
Cash dividends to shareholders	(52)	(50)	—	—	(102)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(6)	—	(6)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	38	51	(455)	—	(366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	18	—	18
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	19	101	(106)	—	14
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$80	$187	$—	$286

In July 2013, Aon Holdings LLC, an intermediate holding company and the direct parent of Aon Corporation, transferred its ownership of Aon Corporation to Aon plc via distribution. The financial results of Aon Holdings LLC are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. In addition to the disclosures required for Rule 3-10 of Regulation S-X under the legal entity structure that existed as of June 30, 2013, the Company has also included the following pro forma disclosures reflecting the transfer of Aon Corporation from Aon Holdings LLC to Aon plc below for all periods presented. Only the portions of the Condensed Consolidating Financial Statements impacted by this change have been presented.

Condensed Consolidating Statement of Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
(Loss) income from continuing operations	$(20)	$(7)	$279	$—	$252
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	261	246	—	(507)	—

Net income	241	239	279	(507)	252
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$241	$239	$268	$(507)	$241

Condensed Consolidating Statement of Income

	Three months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
(Loss) income from continuing operations	$(14)	$(3)	$272	$—	$255
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	260	234	—	(494)	—

Net income	246	231	271	(494)	254
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$246	$231	$263	$(494)	$246

Condensed Consolidating Statement of Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
(Loss) income from continuing operations	$(40)	$(16)	$580	$—	$524
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	542	509	—	(1,051)	—

Net income	502	493	580	(1,051)	524
Less: Net income attributable to noncontrolling interests	—	—	22	—	22
Net income attributable to Aon shareholders	$502	$493	$558	$(1,051)	$502

Condensed Consolidating Statement of Income

	Six months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
(Loss) income from continuing operations	$(14)	$(44)	$562	$—	$504
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	498	484	—	(982)	—

Net income	484	440	561	(982)	503
Less: Net income attributable to noncontrolling interests	—	—	19	—	19
Net income attributable to Aon shareholders	$484	$440	$542	$(982)	$484

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income attributable to Aon shareholders	$241	$239	$268	$(507)	$241
Total other comprehensive loss	—	2	(36)	—	(34)

Equity in other comprehensive loss of subsidiaries, net of tax	(32)	(34)	—	66	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(32)	(32)	(34)	66	(32)
Comprehensive income attributable to Aon shareholders	$209	$207	$234	$(441)	$209

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income attributable to Aon shareholders	$246	$231	$263	$(494)	$246
Total other comprehensive income	—	4	(200)	—	(196)

Equity in other comprehensive loss of subsidiaries, net of tax	(193)	(193)	—	386	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive loss attributable to Aon shareholders	(193)	(189)	(197)	386	(193)
Comprehensive income attributable to Aon shareholders	$53	$42	$66	$(108)	$53

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income attributable to Aon shareholders	$502	$493	$558	$(1,051)	$502
Total other comprehensive loss	—	3	(202)	—	(199)

Equity in other comprehensive loss of subsidiaries, net of tax	(197)	(200)	—	397	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(197)	(197)	(200)	397	(197)
Comprehensive income attributable to Aon shareholders	$305	$296	$358	$(654)	$305

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income attributable to Aon shareholders	$484	$440	$542	$(982)	$484
Total other comprehensive loss	—	14	(78)	—	(64)

Equity in other comprehensive loss of subsidiaries, net of tax	(62)	(77)	—	139	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(62)	(63)	(76)	139	(62)
Comprehensive income attributable to Aon shareholders	$422	$373	$466	$(843)	$418

Condensed Consolidating Statement of Financial Position

	As of June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
Investment in subsidiary	$10,879	$11,057	$—	$(21,936)	$—

TOTAL AON SHAREHOLDERS’ EQUITY	7,559	8,716	13,220	(21,936)	7,559

Condensed Consolidating Statement of Financial Position

	December 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
Investment in subsidiary	$10,398	$10,522	$—	$(20,920)	$—

TOTAL AON SHAREHOLDERS’ EQUITY	7,762	8,322	12,598	(20,920)	7,762

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2013 FINANCIAL RESULTS

On April 2, 2012, we completed the Redomestication, moving our corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $1 million and $4 million in the three and six months ended June 30, 2013, respectively. We believe the Redomestication will strengthen our long term strategy by:

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

During the first six months of 2013, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe and unfavorable market conditions in our Reinsurance business. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in discretionary demand for retirement consulting services internationally.

The following is a summary of our second quarter and first six months of 2013 financial results:

•
For the quarter, revenue increased $76 million, or 3%, to $2.9 billion when compared to the prior year quarter of $2.8 billion. This was the result of 3% organic revenue growth, partially offset by a $2 million, or 25%, decline in investment income due to lower average interest rates globally. Organic revenue growth was 3% in the Risk Solutions segment and 2% in the HR Solutions segment during the quarter. During the first six months of 2013, revenue increased $150 million, or 3%, to $5.8 billion due primarily to 3% organic revenue growth and a 1% favorable impact from acquisitions, partially offset by a 1% unfavorable impact from foreign exchange rates. Organic revenue growth was 3% in the Risk Solutions segment and 1% in the HR Solutions segment during the first six months of 2013.

•
Operating expenses for the quarter were $2.5 billion, an increase of $88 million, or 4%, when compared to the prior year quarter of $2.4 billion. Operating expenses for the first six months of 2013 were $5.0 billion, an increase of $154 million, or 3%, over the prior year. The increase in both periods is primarily the result of a 3% organic revenue growth. The increase of $88 million for the quarter also included an increase in restructuring costs of $40 million, $29 million of additional errors and omissions charges when compared to the prior year quarter and $20 million of legacy, non-recurring claims handling charges, partially offset by a $43.5 million favorable impact from settlement of a non-recurring one-time legal matter, a $26 million favorable impact from foreign currency exchange rates if current rates were used to translate prior year results, a $5 million decrease in intangible asset amortization expense, and savings related to the formal restructuring programs. The first six months also included a $46 million increase in restructuring costs, partially offset by a $10 million decrease in intangible asset amortization expense, and savings related to the formal restructuring programs.

•
Operating margin from continuing operations decreased to 13.2% in the second quarter 2013 from 14.0% in the second quarter 2012. The six month operating margin was 13.6% as compared to 14.1% in 2012. The decrease in operating margin is primarily related to increased restructuring costs, significant investments in long-term growth opportunities and an unfavorable revenue mix shift in HR Solutions.

•
Net income from continuing operations attributable to Aon shareholders decreased $6 million or 2%, to $241 million for the second quarter 2013 as compared to the second quarter 2012. During the first six months of 2013, Net income from continuing operations attributable to Aon shareholders increased $17 million, or 4%, compared to the first six months 2012 to $502 million.

•
Cash flow provided by operating activities was $387 million for the first six months of 2013, an increase of $118 million, or 44%, from cash flow provided by operating activities of $269 million in the first six months of 2012. Cash flow from operations was favorably impacted by the $43.5 million settlement of a non-recurring, one-time legal matter.

We focus on four key metrics each quarter that we communicate to shareholders: grow organically, expand margins, increase earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the second quarter and first six months of 2013:

•
Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 3% in both the second quarter and first six months of 2013 as compared to the prior year second quarter and first six months organic revenue growth of 4%. Organic revenue growth in the second quarter was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth in U.S. Retail, across regions in EMEA and Asia, and emerging markets. Strong growth in consulting services and modest growth across our reinsurance business also contributed to organic growth.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the second quarter 2013 was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.9% for the HR Solutions segment.  Adjusted operating margin was 18.6% for Aon overall, 21.9% for the Risk Solutions segment, and 15.4% for the HR Solutions segment for the second quarter 2012.  For the first six months of 2013, adjusted operating margin was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.6% for the HR Solutions segment. For the first six months of 2012, adjusted operating margin was 18.6% for Aon overall, 21.6% for the Risk Solutions segment, and 15.9% for the HR Solutions segment. The year-to-date increase in adjusted operating margin for the Risk Solutions segment reflects strong organic revenue growth and restructuring savings, partially offset by lower investment income. The year-to-date decrease in adjusted operating margin for the HR Solutions segment reflects investment in long-term growth opportunities and an unfavorable revenue mix shift in our benefits administration business.

•
Adjusted diluted earnings per share from continuing operations attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $1.11 per share in the second quarter of 2013 and $2.23 per share for the first six months of 2013, compared to $1.02 and $1.99 per share in the second quarter and first six months of 2012, respectively.

•
Free cash flow, a non-GAAP measure as defined under the "Review of Consolidated Results - General" below, was $265 million in the first six months of 2013, an increase of $125 million, or 89%, from $140 million in the first six months of 2012. The increase in free cash flow from the prior year was driven by improved cash flow from operations and a decrease of $7 million, or 5%, in capital expenditures from the prior year period.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended June 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,897	$1,944	$956
Operating income — U.S. GAAP	$382	$391	$36
Restructuring charges	53	17	36
Intangible asset amortization	99	29	70
Headquarters relocation costs	1	—	—
Operating income — as adjusted	$535	$437	$142
Operating margins — U.S. GAAP	13.2%	20.1%	3.8%
Operating margins — as adjusted	18.5%	22.5%	14.9%

	Six months ended June 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,812	$3,915	$1,910
Operating income — U.S. GAAP	$792	$794	$87
Restructuring charges	79	28	51
Intangible asset amortization	198	58	140
Headquarters relocation costs	4	—	—
Operating income — as adjusted	$1,073	$880	$278
Operating margins — U.S. GAAP	13.6%	20.3%	4.6%
Operating margins — as adjusted	18.5%	22.5%	14.6%

	Three months ended June 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,821	$1,899	$931
Operating income — U.S. GAAP	$394	$384	$58
Restructuring charges	13	2	11
Intangible asset amortization	104	30	74
Headquarters relocation costs	14	—	—
Operating income — as adjusted	$525	$416	$143
Operating margins — U.S. GAAP	14.0%	20.2%	6.2%
Operating margins — as adjusted	18.6%	21.9%	15.4%

	Six months ended June 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,662	$3,804	$1,876
Operating income — U.S. GAAP	$796	$750	$131
Restructuring charges	33	13	20
Intangible asset amortization	208	60	148
Headquarters relocation costs	17	—	—
Operating income — as adjusted	$1,054	$823	$299
Operating margins — U.S. GAAP	14.1%	19.7%	7.0%
Operating margins — as adjusted	18.6%	21.6%	15.9%
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

	Three months ended June 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$382	$153	$535
Interest income	2	—	2
Interest expense	(48)	—	(48)
Other income	6	—	6
Income from continuing operations before income taxes	342	153	495
Income taxes	90	41	131
Income from continuing operations	252	112	364
Less: Net income attributable to noncontrolling interests	11	—	11
Income from continuing operations attributable to Aon stockholders	$241	$112	$353
Diluted earnings per share from continuing operations	$0.76	$0.35	$1.11
Weighted average common shares outstanding — diluted	317.1	317.1	317.1

	Six months ended June 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$792	$281	$1,073
Interest income	3	—	3
Interest expense	(100)	—	(100)
Other income	15	—	15
Income from continuing operations before income taxes	710	281	991
Income taxes	186	74	260
Income from continuing operations	524	207	731
Less: Net income attributable to noncontrolling interests	22	—	22
Income from continuing operations attributable to Aon stockholders	$502	$207	$709
Diluted earnings per share from continuing operations	$1.58	$0.65	$2.23
Weighted average common shares outstanding — diluted	318.6	318.6	318.6

	Three months ended June 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$394	$131	$525
Interest income	2	—	2
Interest expense	(57)	—	(57)
Other income	12	—	12
Income from continuing operations before income taxes	351	131	482
Income taxes	96	37	133
Income from continuing operations	255	94	349
Less: Net income attributable to noncontrolling interests	8	—	8
Income from continuing operations attributable to Aon stockholders	$247	$94	$341
Diluted earnings per share from continuing operations	$0.73	$0.29	$1.02
Weighted average common shares outstanding — diluted	335.6	335.6	335.6

	Six months ended June 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$796	$258	$1,054
Interest income	5	—	5
Interest expense	(116)	—	(116)
Other income	12	—	12
Income from continuing operations before income taxes	697	258	955
Income taxes	193	72	265
Income from continuing operations	504	186	690
Less: Net income attributable to noncontrolling interests	19	—	19
Income from continuing operations attributable to Aon stockholders	$485	$186	$671
Diluted earnings per share from continuing operations	$1.44	$0.55	$1.99
Weighted average common shares outstanding — diluted	336.1	336.1	336.1

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

	Six months ended June 30,
	2013	2012
Cash flow provided by operations - U.S. GAAP	$387	$269
Less: Capital expenditures	(122)	(129)
Free cash flow	$265	$140

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had an unfavorable impact of $0.01 and favorable impact of $0.01 during the three and six months ended June 30, 2013, respectively, on adjusted net income from continuing operations per diluted share when we translate prior year quarter results at current quarter foreign exchange rates.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Commissions, fees and other	$2,891	$2,813	$5,799	$5,642
Fiduciary investment income	6	8	13	20
Total revenue	2,897	2,821	5,812	5,662
Expenses:
Compensation and benefits	1,712	1,639	3,437	3,300
Other general expenses	803	788	1,583	1,566
Total operating expenses	2,515	2,427	5,020	4,866
Operating income	382	394	792	796
Interest income	2	2	3	5
Interest expense	(48)	(57)	(100)	(116)
Other income	6	12	15	12
Income from continuing operations before income taxes	342	351	710	697
Income taxes	90	96	186	193
Income from continuing operations	252	255	524	504
Loss from discontinued operations, after tax	—	(1)	—	(1)
Net income	252	254	524	503
Less: Net income attributable to noncontrolling interests	11	8	22	19
Net income attributable to Aon stockholders	$241	$246	$502	$484

Revenue

Revenue increased by $76 million, or 3%, in the second quarter 2013 compared to the second quarter 2012, and increased $150 million, or 3%, on a year-to-date basis.  The second quarter increase consists of a $25 million, or 3%, increase in the HR Solutions segment and a $45 million, or 2%, increase in the Risk Solutions segment. Organic revenue growth in the HR Solutions segment for the quarter was 2%.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by strong growth in retirement and investment consulting, partially offset by an anticipated decline in benefits administration.  The results of the Risk Solutions segment reflect 3% organic revenue growth, and partially offset by a decrease in Fiduciary investment income. The increase in the Risk Solutions segment compared to the prior year quarter was primarily driven by improved growth across Americas, including new business generation in U.S. Retail and Canada, and strong management of the renewal book portfolio across all regions, as well as, growth across the Pacific region and emerging markets across Asia and EMEA, partially offset by a modest decline in Germany.

Revenue for the six months ended June 30, 2013 increased $150 million from the comparable period due to a $34 million, or 2% increase in HR Solutions and a $111 million, or 3% increase in Risk Solutions partially offset by a $7 million decrease in Fiduciary investment income. Organic revenue growth in HR Solutions was 1% compared to the first six months of 2012. The 3% increase in the Risk Solutions segment reflects 3% organic revenue growth, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Compensation and Benefits

Compensation and benefits increased $73 million, or 4%, from second quarter 2012. For the first six months 2013, Compensation and benefits increased $137 million, or 4%, from the comparable prior year period. For the quarter ended June 30, 2013, the increase in Compensation and benefits was primarily driven by organic revenue growth, the inclusion of $8 million of costs related to acquisitions and $5 million increase in formal restructuring costs, partially offset by $12 million favorable impact from foreign currency translation and restructuring savings. For the six months ended June 30, 2013, the increase in Compensation and benefits was primarily driven by organic revenue growth, the inclusion of $15 million of costs related to acquisitions, a $13 million increase in formal restructuring costs, and investments in key talent, partially offset by $22 million favorable impact from foreign currency translation and restructuring savings.

Other General Expenses

Other general expenses for the three and six month periods ended June 30, 2013, increased $15 million, or 2%, and $17 million, or 1%, respectively, compared to the prior year. The increase for both periods was primarily due to non-recurring charges of $29 million for increased errors and omissions expense when compared to the three month period ended June 30, 2012, and $20 million of legacy, non-recurring claims handling costs, partially offset by a $43.5 million favorable impact from settlement of a non-recurring, one-time legal matter recognized in the three month period ended June 30, 2013.

The increase for the three month period ended June 30, 2013 also included a $35 million increase in formal restructuring costs, partially offset by a $7 million favorable impact from foreign currency translation, intangible amortization expense decrease of $5 million, and savings from formal restructuring plans. The increase for the six months ended June 30, 2013 also included a $33 million increase in formal restructuring costs, partially offset by a $14 million favorable impact from foreign currency translation, intangible amortization expense decrease of $10 million, and savings from formal restructuring plans.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients, which is included in Fiduciary investment income. During the second quarter 2013, Interest income remained flat at $2 million as compared to the second quarter 2012. During the first six months 2013, Interest income decreased $2 million from the comparable period in 2012 due to lower average interest rates globally.

Interest expense

Interest expense, for the second quarter and first six months of 2013, which represents the cost of our worldwide debt obligations, decreased $9 million and $16 million from the second quarter and the first six months of 2012, respectively. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other income

Other income was $6 million and $15 million for the second quarter and first six months of 2013, respectively, as compared to $12 million for both the second quarter and the first six months of 2012.  The second quarter 2013 includes a $9 million gain from derivatives, partially offset by a $5 million loss on foreign currency remeasurement. The first six months of 2013 include a $19 million gain on foreign currency remeasurement and equity earnings of $6 million, partially offset by $9 million loss from derivatives. The second quarter 2012 includes an $18 million gain on foreign currency remeasurement, partially offset by $8 million loss related to the sale of certain investments. The first six months of 2012 include equity earnings of $8 million and a gain on sale of investments of $2 million.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the second quarter was $342 million, a 3% decrease from $351 million in 2012.  For the first six months of 2013, Income from continuing operations before income taxes was $710 million, a 2% increase from $697 million in 2012. For both periods, the decrease in income was driven by the 3% increase in organic growth, expense discipline, and increased benefits from restructuring initiatives.

Income Taxes

The effective tax rate on income from continuing operations was 26.4% and 27.5% for the quarters ended June 30, 2013 and 2012, respectively, and 26.2% and 27.8% for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate is due primarily to changes in the geographic distribution of income. We currently expect that our full-year effective tax rate for 2013 will be approximately 26.0%, but the effective tax rate for 2013 may change depending upon discrete tax adjustments and the geographic distribution of income. We currently expect that over time the reduction in the effective tax rate on net income from continuing operations will be greater than previously anticipated. The actual effective tax rate in any particular period will depend upon discrete tax adjustments and changes in the geographic distribution of income.

Income from Continuing Operations Attributable to Aon Shareholders

Income from continuing operations attributable to Aon shareholders for the second quarter decreased to $241 million, or $0.76 diluted net income per share, from $247 million, or $0.73 diluted net income per share, in 2012. During the first six months of 2013, Income from continuing operations attributable to Aon shareholders increased to $502 million, or $1.58 diluted net income per share, from $485 million, or $1.44 diluted net income per share, in 2012.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization, the Health & Benefits organization and shared services and facility rationalization across the company. The Aon Hewitt Plan includes approximately 2,900 job eliminations. We expect these restructuring activities and related expenses to affect continuing operations through the end of 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $411 million through the end of the plan, consisting of approximately $261 million in employee termination costs and approximately $150 million in real estate rationalization across the Company. This represents an increase of $86 million in costs over the amount previously disclosed as we have finalized additional restructuring actions related to the Aon Hewitt Plan.

From the inception of the Aon Hewitt Plan through June 30, 2013, approximately 2,420 jobs have been eliminated and total expenses of $334 million have been incurred.  We recorded $53 million and $79 million of restructuring and related charges in the three and six months ended June 30, 2013, respectively.  We recorded $13 million and $25 million of restructuring and related charges in the three and six months ended June 30, 2012, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Second Quarter 2013	Six Months 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$14	$38	$225	$261
Lease consolidation	3	32	18	34	36	89	128
Asset impairments	—	7	4	3	3	14	15
Other costs associated with restructuring (2)	—	2	2	2	2	6	7
Total restructuring and related expenses	$52	$105	$98	$53	$79	$334	$411
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

The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Second Quarter 2013	Six Months 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$36	$51	$218	$249
Risk Solutions	—	56	32	17	28	116	162
Total restructuring and related expenses	$52	$105	$98	$53	$79	$334	$411
  ______________________________________________
(1) Costs included in the Risk Solutions segment are associated with the transfer of the health and benefits consulting business from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $327 million of annual savings in 2013. This represents an increase of $47 million over previously disclosed amounts as we have finalized the restructuring actions related to the Aon Hewitt Plan. The HR Solutions segment is expected to deliver $260 million of annual savings, with the remaining $67 million to be delivered by the Risk Solutions segment. We estimate that we realized approximately $78 million and $147 million in restructuring cost savings in the second quarter and first six months of 2013, respectively.  The Company expects to achieve approximately $378 million cumulative savings by the end of 2014 from the formal restructuring program in addition to synergy savings achieved in areas such as information technology, procurement and public company costs.  Actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 was $387 million as compared to net cash provided by operating activities during the six months ended June 30, 2012 of $269 million, an increase of $118 million. The primary driver of the cash provided by operating activities was net income, adjusted for non-cash expenses, of $1.0 billion and a decrease in accounts receivable of $191 million, partially offset by a decrease in accounts payable and accrued liabilities of $431 million, and pension contributions of $291 million. Net cash provided by operating activities was favorably impacted by a $43.5 million settlement of a non-recurring, one-time legal matter. Pension contributions were $291 million and $200 million for the six months ended June 30, 2013 and 2012, respectively. For the remainder of 2013, we expect to contribute approximately $257 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2013 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, of which all was available at June 30, 2013.  We can access these facilities on a same day or next day basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow used for investing activities was $98 million during the six months ended June 30, 2013. The primary drivers of the cash flow used for investing activities were $122 million for capital expenditures, partially offset by $29 million for net sales of short term investments.

Cash flow provided by investing activities was $93 million during the six months ended June 30, 2012. The primary drivers of the cash flow provided by investing activities were $259 million in net sales of short-term investments and $44 million in net sales of long-term investments, partially offset by $129 million for capital expenditures and $81 million for acquisitions, net of sales.

Financing Activities

Cash flow used for financing activities during the six months ended June 30, 2013 was $272 million. The primary drivers of cash flow used for financing activities were share repurchases of $525 million and dividends paid to shareholders of $105 million, partially offset by issuances of debt, net of repayments, of $307 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $57 million.

Cash flow used for financing activities during the six months ended June 30, 2012 was $366 million. The primary drivers of cash flow used for financing activities were share repurchases of $350 million, dividends paid to shareholders of $102 million, partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $64 million and issuance of debt, net of repayments, of $27 million.

As of June 30, 2013, we had distributable reserves in excess of $6.2 billion. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At June 30, 2013, our cash and cash equivalents and short-term investments were $573 million, a decrease of $64 million from December 31, 2012.  Of the total balance as of June 30, 2013, $201 million was restricted as to its use, which was comprised of $118 million of operating funds in the U.K. as required by the Financial Conduct Authority and $83 million held as collateral for various business purposes.  At June 30, 2013, $384 million of cash and cash equivalents and short-term investments were held in the U.S. and $189 million was held in other countries. Of the total balance as of December 31, 2012, $200 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the Financial Conduct Authority and $76 million held as collateral for various business purposes. At December 31, 2012, $138 million of cash and cash equivalents and short-term investments were held in the U.S. and $499 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.1 billion and $4.0 billion and fiduciary receivables of $8.5 billion and $8.2 billion at June 30, 2013 and December 31, 2012, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of June 30, 2013, our investments in money market funds and highly liquid debt instruments had a fair value of $2.4 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of June 30, 2013 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$266	$—	$1,957	$2,223
Money market funds	—	306	2,107	2,413
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1
Cash and investments	266	307	4,089	4,662
Fiduciary receivables	—	—	8,487	8,487
Total	$266	$307	$12,576	$13,149

Share Repurchase Program

In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the second quarter of 2013, the Company repurchased 3.5 million shares at an average price per share of $64.53 for a total cost of $225 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2013, we repurchased 8.5 million shares at an average price per share of $61.75 for a total cost of $525 million under the 2012 Share Repurchase Program. In the second quarter of 2012, the Company repurchased 5.3 million shares at an average price per share of $47.40 for a total cost of $250 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2012, the Company repurchased 7.4 million shares at an average price per share of $47.66 for a total cost of $350 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 28.0 million shares for an aggregate cost of $1.5 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $3.5 billion.

For information regarding share repurchases made during the second quarter of 2013, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Borrowings

Total debt at June 30, 2013 was $4.4 billion, which represents an increase of $274 million when compared to December 31, 2012. This increase is primarily due to an increase in commercial paper outstanding of $297 million when compared to December 31, 2012.

During the six months ended June 30, 2012, our level of debt returned to a more historical level of $4.4 billion following a temporary reduction in the level of debt at December 31, 2012. We have increased levels of commercial paper activity during the quarter and six months ended June 30, 2013 with total issuances of $1.5 billion and $2.4 billion, respectively, as compared to $257 million and $332 million for the quarter and six months ended June 30, 2012.

On May 21, 2013, we issued $250 million aggregate principal amount of 4.45% Notes Due 2043. The 4.45% Notes Due 2043 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes. During the second quarter 2013, we used available funds to repay $306 million of the term loan credit facility due October 2013.

We currently expect that for the remainder of 2013, debt will continue to remain at historical and current levels. We also expect to continue to access the commercial paper markets at levels similar to those in the quarter ended June 30, 2013.

Our total debt as a percentage of total capital attributable to Aon shareholders was 37.0% and 34.9% at June 30, 2013 and December 31, 2012, respectively.

Credit Facilities

At June 30, 2013, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have the five-year €650 million ($846 million at June 30, 2013 exchange rates) Euro Facility available, which expires in October 2015.  At June 30, 2013, we had no borrowings under either of these credit facilities.

On April 29, 2013, we amended our Euro Facility agreement to add Aon plc as an additional borrower.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants during the three and six months ended June 30, 2013.

Shelf Registration Statement

On August 31, 2012, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, securities, preference shares, Class A Ordinary Shares and convertible securities. The availability of any potential liquidity for these types of securities is dependent on investor demand, market conditions and other factors. Our May 2013 offering of $250 million of 4.45% Notes Due 2043 utilized this registration statement.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at July 26, 2013 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable

A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether, or may impact future pension contribution requirements.

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $69 million at June 30, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at June 30, 2013 as compared to $104 million at December 31, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $42 million and $51 million at June 30, 2013 and December 31, 2012, respectively.  During the three and six months ended June 30, 2013, we funded $3 million and $6 million, respectively, of these commitments.

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

Financial Condition

At June 30, 2013, our net assets of $7.6 billion, representing total assets minus total liabilities, decreased from $7.8 billion at December 31, 2012. The decrease was due primarily to share repurchases of $525 million, an increase in Accumulated other comprehensive loss of $199 million related primarily to foreign currency translation adjustment, and dividends of $105 million, partially offset by Net income of $524 million for the six months ended June 30, 2013.  Working capital increased by $166 million to $1.2 billion from December 31, 2012.

Equity

Equity at June 30, 2013 was $7.6 billion, a decrease of $187 million from December 31, 2012.  The decrease resulted primarily from share repurchases of $525 million, an increase in Accumulated other comprehensive loss of $199 million, and $105 million of dividends to shareholders, partially offset by Net income of $524 million.

The $199 million increase in Accumulated other comprehensive loss from December 31, 2012 primarily reflects the following:

•	negative net foreign currency translation adjustments of $232 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $41 million in net post-retirement benefit obligations,

•	net derivative losses of $21 million, and

•	net investment gains of $13 million.

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

Risk Solutions

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$1,944	$1,899	$3,915	$3,804
Operating income	391	384	794	750
Operating margin	20.1%	20.2%	20.3%	19.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first six months of 2013, we began to see improvement in pricing on average globally; however, we would still consider this to be a “soft market”, which began in 2007.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first six months of 2013, pricing showed signs of stabilization and improvement in our retail brokerage product lines.

Additionally, beginning in late 2008 and continuing into second quarter 2013, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in both the second quarter and first six months of 2013.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Retail brokerage:
Americas	$826	$794	$1,512	$1,445
International (1)	736	717	1,612	1,560
Total retail brokerage	1,562	1,511	3,124	3,005
Reinsurance brokerage	376	380	778	779
Total	$1,938	$1,891	$3,902	$3,784
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the second quarter 2013, commissions, fees and other revenue increased $47 million, or 2%, as compared to the second quarter 2012, due to 3% organic revenue growth, partially offset by 1% unfavorable impact from foreign exchange rates and a decline in investment income. During the first six months of 2013, Commissions, fees and other revenue increased $118 million, or 3%, as compared to the first six months of 2012 due to 3% organic revenue growth and 1% growth related to acquisitions, partially offset by 1% unfavorable impact from foreign exchange rates and a decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2013 versus 2012 is as follows:

Three months ended June 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	4%	(1)%	—%	5%
International (1)	3	(1)	1	3
Total retail brokerage	3	(1)	—	4
Reinsurance brokerage	(1)	(2)	(1)	2
Total	2%	(1)%	—%	3%

Six months ended June 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	5%	(1)%	1%	5%
International (1)	3	—	—	3
Total retail brokerage	4	(1)	1	4
Reinsurance brokerage	—	(1)	—	1
Total	3%	(1)%	1%	3%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 3% in the second quarter driven by a 5% and 3% growth related to organic revenue in the Americas and International operations, respectively, and a 1% increase related to acquisitions, net of dispositions in the International operations, partially offset by a decline in investment income and 1% unfavorable impact from foreign exchange rates. During the first six months of 2013, revenue growth was 4%, driven by a 5% and 3% growth in organic revenue in the Americas and International operations, respectively, and a 1% increase related to acquisitions, net of dispositions in the Americas operations, partially offset by a decline in investment income and a 1% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 4% in the second quarter reflecting 5% growth in organic revenue due to improved growth across all regions, driven by new business generation in U.S. Retail and Canada, and strong management of the renewal book portfolio across all regions, particularly Latin America, partially offset by a 1% unfavorable impact from foreign currency. During the first six months of 2013, revenue increased 5% as a result of 5% growth in organic revenue and 1% growth related to acquisitions, partially offset by a 1% unfavorable impact from foreign exchange rates.

International Commissions, fees and other revenue increased 3% in the second quarter driven by a 3% increase in organic revenue growth and 1% impact from acquisitions, net of divestitures, partially offset by a 1% unfavorable impact from foreign exchange rates. Strong growth across the Pacific region, France, and emerging markets, partially offset by a modest decline in Germany contributed to organic growth. During the first six months of 2013, International revenue increased 3%, due to 3% organic revenue growth driven by strong growth in Asia, New Zealand and emerging markets, as well as sustained management of the renewal book despite macroeconomic challenges.

Reinsurance brokerage Commissions, fees and other revenue decreased 1% in the second quarter driven by a 2% unfavorable impact from foreign exchange rates, 1% decrease related to acquisitions, net of dispositions, partially offset by a 2% increase in organic revenue growth. The increase in organic revenue growth is due primarily to growth across all businesses, including net new business growth in treaty placements despite a negative market impact, capital market transactions and advisory business and facultative placements. During the first six months of 2013, revenue was flat as compared to the first six months of 2012, driven by a 1% increase in organic revenue growth partially offset by an unfavorable impact of 1% from foreign exchange rates.

Operating Income

Operating income for the second quarter 2013 increased $7 million, or 2%, from 2012 to $391 million in 2013, and operating income margins decreased to 20.1% from 20.2% in 2012.  For the first six months of 2013, Operating income increased $44 million, or 6%, from 2012 to $794 million in 2013, and operating income margins increased to 20.3% from 19.7% in 2012. Operating margin improvement was driven by revenue growth and savings related to the restructuring programs, which was partially offset by the negative impact of expense increase related to investment in the business and a decline in fiduciary investment income.

HR Solutions

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$956	$931	$1,910	$1,876
Operating income	36	58	87	131
Operating margin	3.8%	6.2%	4.6%	7.0%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in both the second quarter and first six months of 2013, and provides a broad range of human capital services, as follows:

·	Retirement specializes in global actuarial services, defined contribution consulting, tax and ERISA consulting, and pension administration.

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

·
Exchanges is building and operating healthcare exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

·
Human Resource Business Processing Outsourcing (“HR BPO”) provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as flexible spending, dependent audit and participant advocacy.

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into the second quarter of 2013.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $25 million, or 3%, in the second quarter 2013 as compared to the second quarter 2012. The increase in revenue was driven by 2% and 1% organic growth in commissions and fees for the second quarter and first six months of 2013, respectively.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consulting services	$388	$366	$770	$746
Outsourcing	578	570	1,159	1,138
Intrasegment	(10)	(5)	(19)	(8)
Total	$956	$931	$1,910	$1,876

Organic revenue growth for the second quarter 2013 is detailed in the following reconciliation:

Three months ended June 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	6%	(1)%	1%	6%
Outsourcing	1	—	1	—
Intrasegment	N/A	N/A	N/A	N/A
Total	3%	—%	1%	2%

Six months ended June 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	3%	(1)%	—%	4%
Outsourcing	2	—	1	1
Intrasegment	N/A	N/A	N/A	N/A
Total	2%	—%	1%	1%

Consulting services revenue increased $22 million, or 6% for the second quarter due primarily to 6% organic revenue growth driven by strong growth in retirement and investment consulting and modest growth in communications consulting. For the first six months of 2013, revenue increased $24 million, or 3%, as a result of 4% organic revenue growth, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Outsourcing revenue increased $8 million, or 1%, for the second quarter due to 1% impact from acquisitions, net of divestitures. Organic revenue was flat compared to the prior year quarter due primarily to growth in net new client wins and demand for discretionary services in HR BPO and healthcare exchanges offset by an anticipated modest decline in benefits administration. For the first six months of 2013, revenue increased $21 million, or 2%, as a result of 1% organic revenue growth and 1% impact from acquisitions, net of divestitures.

Operating Income

Operating income was $36 million, a decrease of $22 million, or 38%, from second quarter 2012. For the first six months, operating income was $87 million, a decrease of $44 million, or 34%, from the prior year. The year-to-date decrease was primarily due to an unfavorable impact from expenses related to legacy litigation and timing of certain expenses in the first quarter, as well as an unfavorable revenue mix shift, and investments in long-term growth opportunities that more than offset organic revenue growth and the savings related to the Aon Hewitt restructuring program. Operating margin for this segment was 3.8% in the second quarter, which is a decrease from 6.2% in 2012. For the first six months of 2013, the operating margin was 4.6%, a decrease from 7.0% in 2012.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating income (loss):
Risk Solutions	$391	$384	$794	$750
HR Solutions	36	58	87	131
Unallocated	(45)	(48)	(89)	(85)
Operating income	382	394	792	796
Interest income	2	2	3	5
Interest expense	(48)	(57)	(100)	(116)
Other (expense) income	6	12	15	12
Income before income taxes	$342	$351	$710	$697

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $3 million to $45 million in the second quarter 2013 and increased $4 million to $89 million for the first six months of 2013. The increase in unallocated expenses during the six months ended 2013 is due primarily to an increase in run-rate expenses related to the Company's redomicile to the U.K.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2013, Interest income remained flat at $2 million as compared to the second quarter 2012. During the first six months of 2013, Interest income decreased $2 million from the comparable period in 2012 due to lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $9 million and $16 million as compared to the second quarter and first six months of 2012, respectively. The decrease in interest expense reflects a decline in the average interest rate on total debt outstanding.

Other income

Other income was $6 million and $15 million for the second quarter and first six months of 2013, respectively, as compared to $12 million for both the second quarter and the first six months of 2012.  The second quarter 2013 includes a $9 million gain from derivatives, partially offset by a $5 million loss on foreign currency remeasurement. The first six months of 2013 include a $19 million gain on foreign currency remeasurement and equity earnings of $6 million, partially offset by $9 million loss from derivatives. The second quarter 2012 includes an $18 million gain on foreign currency remeasurement, partially offset by an $8 million loss related to the sale of certain investments. The first six months of 2012 include equity earnings of $8 million and a gain on sale of investments of $2 million.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

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

·
the effect of the Redomestication on our operations and financial results, including the reaction of our clients, employees and other constituents, the effect of compliance with applicable U.K. regulatory regimes or differences in some or all of the anticipated benefits;

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

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the British pound, the Euro, the Canadian dollar, the Australian dollar, and the Indian rupee.  We use over-the-counter (“OTC”) options and forward contracts to reduce the impact of foreign currency risk.

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but the majority of its expenses are incurred in Pounds Sterling.  Our policy is to convert into Pounds Sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s Pound Sterling expenses using OTC options and forward exchange contracts. At June 30, 2013, we have hedged approximately 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures that are denominated in a non-functional currency, such as inter-company notes and short-term assets and liabilities, which are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.01 and favorably impacted by approximately $0.01 during the three and six months ended June 30, 2013, respectively.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, would be favorably impacted by approximately $0.02 and $0.04 during the three and six months ended June 30, 2012, respectively, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of June 30, 2013.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2013 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During 2011, the Company upgraded its financial systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North America operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule

13a - 15(f) of the Exchange Act) occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.
(b)  None.
(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/13 — 4/30/13	166,700	$59.95	166,700	$3,665,290,281
5/1/13 — 5/31/13	3,318,905	64.76	3,318,905	3,450,349,632
6/1/13 — 6/30/13	—	—	—	3,450,349,632
Total	3,485,605	$64.53	3,485,605	3,450,349,632
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. During the second quarter of 2013, we repurchased 3.5 million shares at an average price per share of $64.53 for a total cost of $225 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.5 billion.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

July 26, 2013	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
4.1
Indenture dated as of May 24, 2013 between Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Aon plc on May 24, 2013)

4.2	Form of 4.45% Senior Note due 2043 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Aon plc on May 24, 2013)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document