Form 10-Q
period 2013-09-30
Aon plc
filed 2013-10-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of September 30, 2013:  301,048,034

Part I Financial Information
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue
Commissions, fees and other	$2,786	$2,726	$8,585	$8,368
Fiduciary investment income	8	11	21	31
Total revenue	2,794	2,737	8,606	8,399

Expenses
Compensation and benefits	1,666	1,620	5,103	4,920
Other general expenses	764	778	2,347	2,344
Total operating expenses	2,430	2,398	7,450	7,264
Operating income	364	339	1,156	1,135
Interest income	3	1	6	6
Interest expense	(53)	(57)	(153)	(173)
Other income (expense)	39	(9)	54	3
Income from continuing operations before income taxes	353	274	1,063	971
Income taxes	89	64	275	257
Income from continuing operations	264	210	788	714

Loss from discontinued operations before income taxes	—	—	—	(1)
Income taxes	—	—	—	—
Loss from discontinued operations	—	—	—	(1)

Net Income	264	210	788	713
Less: Net income attributable to noncontrolling interests	8	6	30	25
Net income attributable to Aon shareholders	$256	$204	$758	$688

Net income (loss) attributable to Aon shareholders
Income from continuing operations	$256	$204	$758	$689
Loss from discontinued operations	—	—	—	(1)
Net income	$256	$204	$758	$688
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.83	$0.62	$2.42	$2.08
Discontinued operations	—	—	—	—
Net income	$0.83	$0.62	$2.42	$2.08

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.82	$0.62	$2.39	$2.06
Discontinued operations	—	—	—	—
Net income	$0.82	$0.62	$2.39	$2.06

Cash dividends per share paid on ordinary shares	$0.18	$0.16	$0.51	$0.46
Weighted average ordinary shares outstanding - basic	309.5	327.3	313.2	330.6
Weighted average ordinary shares outstanding - diluted	312.9	331.0	316.7	334.4

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$264	$210	$788	$713
Less: Net income attributable to noncontrolling interests	8	6	30	25
Net income attributable to Aon shareholders	256	204	758	688
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	(14)	—	(1)	—
Change in fair value of derivatives	9	15	(12)	5
Foreign currency translation adjustments	155	164	(77)	71
Post-retirement benefit obligation	24	7	65	46
Total other comprehensive income (loss)	174	186	(25)	122
Less: Other comprehensive income attributable to noncontrolling interests	3	4	1	2
Total other comprehensive income (loss) attributable to Aon shareholders	171	182	(26)	120
Comprehensive income attributable to Aon shareholders	$427	$386	$732	$808

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	Sept 30, 2013	Dec 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$369	$291
Short-term investments	357	346
Receivables, net	2,666	3,101
Fiduciary assets	11,698	12,214
Other current assets	484	430
Total Current Assets	15,574	16,382
Goodwill	8,958	8,943
Intangible assets, net	2,657	2,975
Fixed assets, net	803	820
Investments	139	165
Other non-current assets	1,174	1,201
TOTAL ASSETS	$29,305	$30,486

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$11,698	$12,214
Short-term debt and current portion of long-term debt	1,206	452
Accounts payable and accrued liabilities	1,523	1,853
Other current liabilities	764	831
Total Current Liabilities	15,191	15,350
Long-term debt	3,352	3,713
Pension, other post-retirement and other post-employment liabilities	1,773	2,276
Other non-current liabilities	1,399	1,342
TOTAL LIABILITIES	21,715	22,681

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2013 - 301.0; 2012 - 310.9)	3	3
Additional paid-in capital	4,660	4,436
Retained earnings	5,507	5,933
Accumulated other comprehensive loss	(2,636)	(2,610)
TOTAL AON SHAREHOLDERS’ EQUITY	7,534	7,762
Noncontrolling interests	56	43
TOTAL EQUITY	7,590	7,805
TOTAL LIABILITIES AND EQUITY	$29,305	$30,486

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2012	310.9	$4,439	$5,933	$(2,610)	$43	$7,805
Net income	—	—	758	—	30	788
Shares issued - employee benefit plans	0.7	29	—	—	—	29
Shares issued - employee compensation	5.2	(49)	—	—	—	(49)
Shares purchased	(15.8)	—	(1,025)	—	—	(1,025)
Tax benefit - employee benefit plans	—	42	—	—	—	42
Share-based compensation expense	—	207	—	—	—	207
Dividends to shareholders	—	—	(159)	—	—	(159)
Net change in fair value of investments	—	—	—	(1)	—	(1)
Net change in fair value of derivatives	—	—	—	(12)	—	(12)
Net foreign currency translation adjustments	—	—	—	(78)	1	(77)
Net post-retirement benefit obligation	—	—	—	65	—	65
Purchase of subsidiary shares from non-controlling interests	—	(5)	—	—	(6)	(11)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(12)	(12)
Balance at September 30, 2013	301.0	$4,663	$5,507	$(2,636)	$56	$7,590

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$788	$713
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(28)	(1)
Depreciation of fixed assets	177	168
Amortization of intangible assets	296	313
Share-based compensation expense	207	160
Deferred income taxes	100	21
Change in assets and liabilities:
Fiduciary receivables	684	(447)
Short term investments - funds held on behalf of clients	(369)	118
Fiduciary liabilities	(315)	329
Receivables, net	374	240
Accounts payable and accrued liabilities	(330)	(347)
Restructuring reserves	(7)	(43)
Current income taxes	(197)	67
Pension, other post-retirement and other post-employment liabilities	(401)	(414)
Other assets and liabilities	5	(10)
CASH PROVIDED BY OPERATING ACTIVITIES	984	867

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	81	171
Purchases of long-term investments	(13)	(9)
Net (purchases) sales of short-term investments - non-fiduciary	(13)	66
Acquisition of businesses, net of cash acquired	(26)	(97)
Proceeds from sale of businesses	6	2
Capital expenditures	(174)	(201)
CASH USED FOR INVESTING ACTIVITIES	(139)	(68)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,025)	(625)
Issuance of shares for employee benefit plans	84	93
Issuance of debt	4,270	333
Repayment of debt	(3,870)	(427)
Cash dividends to shareholders	(159)	(153)
Purchase of shares from noncontrolling interests	(6)	—
Dividends paid to noncontrolling interests	(13)	(17)
CASH USED FOR FINANCING ACTIVITIES	(719)	(796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(48)	15
NET INCREASE IN CASH AND CASH EQUIVALENTS	78	18
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$369	$290

Supplemental disclosures:
Interest paid	$186	$172
Income taxes paid, net of refunds	$330	$139

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2013.

Use of Estimates

The preparation of the accompanying unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Aon adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, and foreign currency movements increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Conduct Authority, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were $124 million at both September 30, 2013 and December 31, 2012, respectively.  Cash and cash equivalents included restricted balances of $88 million and $76 million at September 30, 2013 and December 31, 2012, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Equity earnings	$6	$—	$12	$8
Gains on investments	37	9	36	11
Foreign currency remeasurement (losses) gains	(4)	(24)	15	(24)
Derivative gains (losses)	1	8	(8)	8
Other	(1)	(2)	(1)	—
	$39	$(9)	$54	$3

5.  Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2013, the Company completed the acquisition of five businesses in the Risk Solutions segment and two businesses in the HR Solutions segment.  During the nine months ended September 30, 2012, the Company completed the acquisition of two businesses in the HR Solutions segment and four businesses in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions:

	Nine months ended September 30,
(millions)	2013	2012
Consideration	$26	$110
Intangible assets:
Goodwill	$26	$60
Other intangible assets	8	56
Total	$34	$116

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions

During the nine months ended September 30, 2013, the Company completed the sale of five businesses in the Risk Solutions segment. A pretax gain of $0.2 million was recognized on these sales, which is included in Other income (expense) in the

Condensed Consolidated Statements of Income. During the nine months ended September 30, 2012, the Company completed the sale of two businesses in the Risk Solutions segment and one business in the HR Solutions segment.  A pretax gain of $1 million was recognized on these sales, which is included in Other income (expense) in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2013 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2012	$5,982	$2,961	$8,943
Goodwill related to current year acquisitions	24	2	26
Goodwill related to disposals	(3)	—	(3)
Goodwill related to prior year acquisitions	(2)	17	15
Foreign currency translation	(19)	(4)	(23)
Balance as of September 30, 2013	$5,982	$2,976	$8,958

 Other intangible assets by asset class are as follows (in millions):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,025	$—	$1,025	$1,025	$—	$1,025

Intangible assets with finite lives:
Customer related and contract based	2,686	1,218	1,468	2,714	969	1,745
Marketing, technology and other (1)	611	447	164	619	414	205
	$4,322	$1,665	$2,657	$4,358	$1,383	$2,975
 ______________________________________________
(1) Tradenames with finite lives disclosed separately in prior years are now presented in Marketing, technology and other

Amortization expense from finite lived intangible assets was $98 million and $296 million for the three and nine months ended September 30, 2013, respectively. Amortization expense from finite lived intangible assets was $105 million and $313 million for the three and nine months ended September 30, 2012, respectively.

The estimated future amortization for finite lived intangible assets as of September 30, 2013 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2013	$70	$28	$98
2014	243	95	338
2015	212	79	291
2016	177	67	244
2017	140	56	196
Thereafter	342	123	465
	$1,184	$448	$1,632

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

From the inception of the Aon Hewitt Plan through September 30, 2013, approximately 2,660 jobs have been eliminated and total expenses of $364 million have been incurred.  The Company recorded $30 million and $109 million of restructuring and related charges in the three and nine months ended September 30, 2013, respectively. The Company recorded $32 million and $57 million of restructuring and related charges in the three and nine months ended September 30, 2012, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following table summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Third Quarter 2013	Nine Months 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$12	$50	$237	$261
Lease consolidation	3	32	18	17	53	106	128
Asset impairments	—	7	4	—	3	14	15
Other costs associated with restructuring (2)	—	2	2	1	3	7	7
Total restructuring expenses	$52	$105	$98	$30	$109	$364	$411
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

The following table summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Third Quarter 2013	Nine Months 2013	Total to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$6	57	$224	$244
Risk Solutions	—	56	32	24	52	140	167
Total restructuring expenses (1)	$52	$105	$98	$30	$109	$364	$411
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

As of September 30, 2013, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at December 31, 2012	$96	$3	$35	$3	$137
Expensed	106	—	—	—	106
Cash payments	(91)	(1)	(20)	(1)	(113)
Foreign exchange translation and other	7	—	6	—	13
Balance at September 30, 2013 (1)	$118	$2	$21	$2	$143
  ______________________________________________
(1) Included within Accounts payable and accrued liabilities and Other non-current liabilities

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$369	$291
Short-term investments	357	346
Fiduciary assets (1)	4,335	4,029
Investments	139	165
	$5,200	$4,831
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	September 30, 2013	December 31, 2012
Equity method investments	$113	$102
Other investments (2)	17	43
Fixed-maturity securities (3)	9	20
	$139	$165
  ______________________________________________

(2)	The reduction in other investments is due to the sale of certain equity securities.
(3) The reduction in fixed-maturity securities is due to the repayment in full of a security.

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs and from time to time to retire other debt obligations.  At September 30, 2013, the Company had $511 million in commercial paper outstanding as compared to $50 million of commercial paper outstanding at December 31, 2012. The increase was largely attributable to the use of commercial paper proceeds to repay the remaining balance outstanding of the term credit loan facility due October 2013. The weighted average commercial paper outstanding for the three and nine months ended September 30, 2013 was $524 million and $349 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and nine months ended September 30, 2013 was 0.33% and 0.35%, respectively.

During the quarter ended September 30, 2013, the €500 million ($674 million) debt securities due July 2014 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is less than one year.

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

On April 15, 2013, an S-4 registration statement registering $256 million in aggregate principal amount of 4.250% Notes Due 2042 (the "Exchange Notes") under the Securities Act of 1933, as amended (the "Securities Act"), was declared effective by the Securities and Exchange Commission. The Exchange Notes were exchanged for the Original Notes. The form and terms of the Exchange Notes are substantially identical in all material respects to those of the Original Notes except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related additional interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Like the Original Notes, the Exchange Notes

were issued by Aon plc and unconditionally guaranteed by Aon Corporation. All Original Notes were exchanged for Exchange Notes in the second quarter 2013.

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

In the third quarter of 2013, the Company repurchased 7.3 million shares at an average price per share of $68.33 for a total cost of $500 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2013, the Company repurchased 15.8 million shares at an average price per share of $64.79 for a total cost of $1.0 billion under the 2012 Share Repurchase Program.  In the third quarter of 2012, the Company repurchased 5.4 million shares at an average price per share of $51.37 for a total cost of $275 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2012, the Company repurchased 12.7 million shares at an average price per share of $49.22 for a total cost of $625 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.0 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 35.3 million shares for an aggregate cost of $2.0 billion.

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

Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$3	$2	$8	$8
Income from discontinued operations	—	—	—	—
Net income	$3	$2	$8	$8

 Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shares for basic earnings per share (1)	309.5	327.3	313.2	330.6
Common stock equivalents	3.4	3.7	3.5	3.8
Shares for diluted earnings per share	312.9	331.0	316.7	334.4
   ______________________________________________
(1) Includes 3.8 million and 4.5 million of participating securities for the three months ended September 30, 2013 and 2012, respectively, and 4.0 million and 4.7 million of participating securities for the nine months ended September 30, 2013 and 2012, respectively.

Certain ordinary share equivalents were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  There were no shares excluded from the calculation for the three and nine months ended September 30, 2013. The number of shares excluded from the calculation was 0.1 million for both the three and nine months ended September 30, 2012, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2012	$—	$(28)	$233	$(2,815)	$(2,610)
Other comprehensive income (loss) before reclassifications, net	12	(24)	(78)	(4)	(94)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	(20)	20	—	100	100
Tax benefit	7	(8)	—	(31)	(32)
Amounts reclassified from accumulated other comprehensive loss, net	(13)	12	—	69	68
Net current period other comprehensive (loss) income	(1)	(12)	(78)	65	(26)
Balance at September 30, 2013	$(1)	$(40)	$155	$(2,750)	$(2,636)
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

11.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with its most significant international pension plans, which are located in the U.K., the Netherlands and Canada (in millions):

	Three months ended September 30,
	U.K. and Non-U.S.		U.S.
	2013	2012	2013	2012
Service cost	$5	$4	$—	$—
Interest cost	63	66	28	29
Expected return on plan assets	(89)	(80)	(34)	(31)
Amortization of net actuarial loss	18	15	13	10
Net periodic (benefit) cost	$(3)	$5	$7	$8

	Nine months ended September 30,
	U.K. and Non-U.S.		U.S.
	2013	2012	2013	2012
Service cost	$14	$12	$—	$—
Interest cost	189	198	84	89
Expected return on plan assets	(267)	(241)	(103)	(95)
Amortization of net actuarial loss	55	44	39	32
Net periodic (benefit) cost	$(9)	$13	$20	$26

Based on current assumptions, in 2013, Aon plans to contribute $167 million and $381 million to its U.S. and most significant international defined benefit pension plans, respectively. During the three months ended September 30, 2013, contributions of $54 million were made to the Company's U.S. pension plans and $59 million were made to its most significant international pension plans. During the nine months ended September 30, 2013, contributions of $122 million were made to the Company’s U.S. pension plans and $290 million were made to its most significant international pension plans.

12.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Restricted stock units (“RSUs”)	$40	$37	$135	$120
Performance share awards (“PSAs”)	28	15	66	30
Stock options	—	1	1	4
Employee stock purchase plans	2	2	5	6
Total stock-based compensation expense	$70	$55	$207	$160

Share Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Nine months ended September 30,
	2013		2012
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,432	$44	9,916	$42
Granted	3,598	62	4,888	46
Vested	(3,618)	44	(3,343)	42
Forfeited	(308)	47	(516)	44
Non-vested at end of period	10,104	51	10,945	44
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

Information as of September 30, 2013 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of September 30, 2013	As of December 31, 2012	As of December 31, 2011
Target PSAs granted	1,135	1,369	1,715
Fair value (1)	$58	$47	$50
Number of shares that would be issued based on current performance levels	1,135	2,232	1,386
Unamortized expense, based on current performance levels	$53	$46	$5
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options during the nine months ended September 30, 2013 or 2012, respectively.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	5,611	$32	9,116	$32
Granted	—		—	—
Exercised	(1,694)	32	(2,570)	31
Forfeited and expired	(29)	34	(67)	37
Outstanding at end of period	3,888	32	6,479	32
Exercisable at end of period	3,681	32	5,969	31

The weighted average remaining contractual life, in years, of outstanding options was 2.2 years and 2.8 years at September 30, 2013 and 2012, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $74.44 as of September 30, 2013, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2013, the aggregate intrinsic value of options outstanding was $163 million, of which $156 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Aggregate intrinsic value of stock options exercised	$14	$23	$53	$47
Cash received from the exercise of stock options	14	29	55	80
Tax benefit realized from the exercise of stock options	3	5	10	8

Unamortized deferred compensation expense, which includes both options and awards, amounted to $373 million as of September 30, 2013, with a remaining weighted-average amortization period of approximately 2.1 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of September 30, 2013, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral related to derivative arrangements as of September 30, 2013.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$169	$336	$8	$17	$—	$—
Foreign exchange contracts	1,159	1,208	56	191	112	250
Total	1,328	1,544	64	208	112	250
Derivatives not accounted for as hedges:
Foreign exchange contracts	267	305	1	2	1	1
Total	$1,595	$1,849	$65	$210	$113	$251

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$8	$17	$—	$—	$8	$17
Foreign exchange contracts	56	191	(25)	(160)	31	31
Total	64	208	(25)	(160)	39	48
Derivatives not accounted for as hedges:
Foreign exchange contracts	1	2	(1)	—	—	2
Total	$65	$210	$(26)	$(160)	$39	$50
______________________________________________
(1) Included within Other current assets or Other non-current assets

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	112	250	(25)	(160)	87	90
Total	112	250	(25)	(160)	87	90
Derivatives not accounted for as hedges:
Foreign exchange contracts	1	1	(1)	—	—	1
Total	$113	$251	$(26)	$(160)	$87	$91
______________________________________________
(2) Included within Other current liabilities or Other non-current liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash Flow Hedges:
Interest rate contracts	$—	$—	$—	$—
Foreign exchange contracts	—	16	(28)	(14)
Total	$—	$16	$(28)	$(14)
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$3	$—	$4
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Cash Flow Hedges:
Interest rate contracts (1)	$—	$—	$(1)	$—
Foreign exchange contracts (2)	(10)	(7)	(7)	(23)
Total	(10)	(7)	(8)	(23)
Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—
  ______________________________________________
(1) Included within Fiduciary investment income and Interest expense
(2) Included within Other income (expense) and Interest expense

	Three months ended September 30,				Nine months ended September 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (1) (2)
	2013	2012	2013	2012	2013	2012	2013	2012
Fair value hedges:
Interest rate contracts	$(7)	$(3)	$7	$3	$(8)	$—	$8	$—
  ______________________________________________
(1) Relates to fixed rate debt
(2) Included in Interest expense

The Company estimates that approximately $27 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2013 and 2012 was not material.

During the three and nine months ended September 30, 2013, the Company recorded a gain of $3 million and a loss of $15 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2012, the Company recorded a gain of $6 million and $12 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,098	$2,073	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	2	—	—	2
Government bonds	7	—	7	—
Equity securities	9	5	4	—
Derivatives:
Interest rate contracts	8	—	8	—
Foreign exchange contracts	57	—	57	—
Liabilities:
Derivatives:
Foreign exchange contracts	113	—	113	—
  ______________________________________________
(1) Includes $2,073 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

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

There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2013 and 2012, respectively. The Company recognized $6 million of realized gains and no unrealized gains during the three and nine months ended September 30, 2013, respectively, related to assets and liabilities measured at fair value using unobservable inputs. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income or Financial Position during either the three or nine months ended September 30, 2012 related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,352	$3,583	$3,713	$4,162

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

A retail insurance brokerage subsidiary of Aon provides insurance brokerage services to Northrop Grumman Corporation (“Northrop”). This Aon subsidiary placed Northrop’s excess property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop’s facilities in the Gulf states. Northrop’s excess insurance carrier, Factory Mutual Insurance Company (“Factory Mutual”), denied coverage for the claim pursuant to a flood exclusion. Northrop sued Factory Mutual in the United States District Court for the Central District of

California and later sought to add this Aon subsidiary as a defendant, asserting that if Northrop’s policy with Factory Mutual does not cover the losses suffered by Northrop stemming from Hurricane Katrina, then this Aon subsidiary will be responsible for Northrop’s losses. On August 26, 2010, the court granted in large part Factory Mutual’s motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop’s motion to add this Aon subsidiary as a defendant in the federal lawsuit. On January 27, 2011, Northrop filed suit against this Aon subsidiary in state court in Los Angeles, California, pleading claims for negligence, breach of contract and negligent misrepresentation. Northrop has since settled with Factory Mutual. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

Letters of Credit

The Company had total letters of credit (“LOCs”) outstanding for approximately $71 million at September 30, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $35 million at September 30, 2013. During the three and nine months ended September 30, 2013, the Company funded $7 million and $13 million, respectively of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $81 million at September 30, 2013 as compared to $104 million at December 31, 2012.

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

Aon’s total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk Solutions	$1,821	$1,778	$5,736	$5,582
HR Solutions	981	971	2,891	2,847
Intersegment elimination	(8)	(12)	(21)	(30)
Total revenue	$2,794	$2,737	$8,606	$8,399

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Retail brokerage	$1,424	$1,390	$4,548	$4,395
Reinsurance brokerage	389	377	1,167	1,156
Total Risk Solutions Segment	1,813	1,767	5,715	5,551
Consulting services	406	394	1,176	1,140
Outsourcing	587	585	1,746	1,723
Intrasegment	(12)	(8)	(31)	(16)
Total HR Solutions Segment	981	971	2,891	2,847
Intersegment	(8)	(12)	(21)	(30)
Total commissions, fees and other revenue	$2,786	$2,726	$8,585	$8,368

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk Solutions	$8	$11	$21	$31
HR Solutions	—	—	—	—
Total fiduciary investment income	$8	$11	$21	$31

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Risk Solutions	$333	$309	$1,127	$1,059
HR Solutions	75	80	162	211
Segment income before income taxes	408	389	1,289	1,270
Unallocated expenses	(44)	(50)	(133)	(135)
Interest income	3	1	6	6
Interest expense	(53)	(57)	(153)	(173)
Other income (expense)	39	(9)	54	3
Income before income taxes	$353	$274	$1,063	$971

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

17.  Guarantee of Registered Securities

As described in Note 15, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% directly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 3.50% senior notes due September 2015, the 3.125% senior notes due May 2016, the 5.00% senior notes due September 2020, the 8.205% junior subordinated deferrable interest debentures due January 2027 and the 6.25% senior notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2013 and 2012, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, condensed consolidating statements of financial position as of September 30, 2013 and December 31, 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

In July 2013, Aon Holdings LLC, an intermediate holding company and the direct parent of Aon Corporation, transferred its ownership of Aon Corporation to Aon plc via distribution. The financial results of Aon Holdings LLC were included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has reflected the transfer of Aon Corporation from Aon Holdings LLC to Aon plc below for all periods presented.

Condensed Consolidating Statement of Income

	Three months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,785	$—	$2,786
Fiduciary investment income	—	—	8	—	8
Total revenue	1	—	2,793	—	2,794

Expenses
Compensation and benefits	11	14	1,641	—	1,666
Other general expenses	—	5	759	—	764
Total operating expenses	11	19	2,400	—	2,430
Operating (loss) income	(10)	(19)	393	—	364
Interest income	—	1	2	—	3
Interest expense	(6)	(39)	(8)	—	(53)
Intercompany interest income (expense)	25	11	(36)	—	—
Other income	—	13	26	—	39
Income (loss) from continuing operations before taxes	9	(33)	377	—	353
Income tax (benefit) expense	(2)	(14)	105	—	89
Income (loss) from continuing operations	11	(19)	272	—	264

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	245	127	—	(372)	—

Net income	256	108	272	(372)	264
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$256	$108	$264	$(372)	$256

Condensed Consolidating Statement of Income

	Three months ended September 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,726	$—	$2,726
Fiduciary investment income	—	—	11	—	11
Total revenue	—	—	2,737	—	2,737

Expenses
Compensation and benefits	4	(5)	1,621	—	1,620
Other general expenses	19	6	753	—	778
Total operating expenses	23	1	2,374	—	2,398
Operating (loss) income	(23)	(1)	363	—	339
Interest income	—	—	1	—	1
Interest expense	—	(45)	(12)	—	(57)
Intercompany interest (expense) income	(8)	48	(40)	—	—
Other income (expense)	—	10	(19)	—	(9)
(Loss) income from continuing operations before taxes	(31)	12	293	—	274
Income tax (benefit) expense	(3)	16	51	—	64
(Loss) income from continuing operations	(28)	(4)	242	—	210

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	232	186	—	(418)	—

Net income	204	182	242	(418)	210
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$204	$182	$236	$(418)	$204

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$2	$—	$8,583	$—	$8,585
Fiduciary investment income	—	—	21	—	21
Total revenue	2	—	8,604	—	8,606

Expenses
Compensation and benefits	27	34	5,042	—	5,103
Other general expenses	14	29	2,304	—	2,347
Total operating expenses	41	63	7,346	—	7,450
Operating (loss) income	(39)	(63)	1,258	—	1,156
Interest income	1	2	3	—	6
Interest expense	(12)	(106)	(35)	—	(153)
Intercompany interest income (expense)	11	96	(107)	—	—
Other income	—	10	44	—	54
(Loss) income from continuing operations before taxes	(39)	(61)	1,163	—	1,063
Income tax (benefit) expense	(11)	(24)	310	—	275
(Loss) income from continuing operations	(28)	(37)	853	—	788

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	786	617	—	(1,403)	—

Net income	758	580	853	(1,403)	788
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income attributable to Aon shareholders	$758	$580	$823	$(1,403)	$758

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,368	$—	$8,368
Fiduciary investment income	—	1	30	—	31
Total revenue	—	1	8,398	—	8,399

Expenses
Compensation and benefits	—	31	4,889	—	4,920
Other general expenses	20	27	2,297	—	2,344
Total operating expenses	20	58	7,186	—	7,264
Operating (loss) income	(20)	(57)	1,212	—	1,135
Interest income	—	1	5	—	6
Interest expense	—	(125)	(48)	—	(173)
Intercompany interest (expense) income	(11)	141	(130)	—	—
Other income (expense)	—	13	(10)	—	3
(Loss) income from continuing operations before taxes	(31)	(27)	1,029	—	971
Income tax (benefit) expense	(4)	(11)	272	—	257
(Loss) income from continuing operations	(27)	(16)	757	—	714

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	715	598	—	(1,313)	—

Net income	688	582	756	(1,313)	713
Less: Net income attributable to noncontrolling interests	—	—	25	—	25
Net income attributable to Aon shareholders	$688	$582	$731	$(1,313)	$688

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$256	$108	$272	$(372)	$264
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$256	$108	$264	$(372)	$256
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	(4)	(10)	—	(14)
Change in fair value of derivatives	—	2	7	—	9
Foreign currency translation adjustments	—	6	149	—	155
Post-retirement benefit obligation	—	7	17	—	24
Total other comprehensive income	—	11	163	—	174
Equity in other comprehensive loss of subsidiaries, net of tax	170	157	—	(327)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income attributable to Aon shareholders	170	168	160	(327)	171
Comprehensive income attributable to Aon shareholders	$426	$276	$424	$(699)	$427

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$204	$182	$242	$(418)	$210
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$204	$182	$236	$(418)	$204
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	1	14	—	15
Foreign currency translation adjustments	—	17	147	—	164
Post-retirement benefit obligation	—	9	(2)	—	7
Total other comprehensive income	—	27	159	—	186
Equity in other comprehensive income of subsidiaries, net of tax	182	168	—	(350)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	4	—	4
Total other comprehensive income attributable to Aon shareholders	182	195	155	(350)	182
Comprehensive income attributable to Aon Shareholders	$386	$377	$391	$(768)	$386

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$758	$580	$853	$(1,403)	$788
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income attributable to Aon shareholders	$758	$580	$823	$(1,403)	$758
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	5	(17)	—	(12)
Foreign currency translation adjustments	—	(14)	(63)	—	(77)
Post-retirement benefit obligation	—	22	43	—	65
Total other comprehensive income (loss)	—	13	(38)	—	(25)
Equity in other comprehensive loss of subsidiaries, net of tax	(27)	(38)	—	65	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive loss attributable to Aon shareholders	(27)	(25)	(39)	65	(26)
Comprehensive income attributable to Aon shareholders	$731	$555	$784	$(1,338)	$732

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$688	$582	$756	$(1,313)	$713
Less: Net income attributable to noncontrolling interests	—	—	25	—	25
Net income attributable to Aon shareholders	$688	$582	$731	$(1,313)	$688
Other comprehensive income, net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	1	4	—	5
Foreign currency translation adjustments	—	16	55	—	71
Post-retirement benefit obligation	—	24	22	—	46
Total other comprehensive income	—	41	81	—	122
Equity in other comprehensive income of subsidiaries, net of tax	120	92	—	(212)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Total other comprehensive income attributable to Aon shareholders	120	133	79	(212)	120
Comprehensive income attributable to Aon Shareholders	$808	$715	$810	$(1,525)	$808

Condensed Consolidating Statement of Financial Position

	As of September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$118	$291	$—	$(40)	$369
Short-term investments	—	124	233	—	357
Receivables, net	—	5	2,661	—	2,666
Fiduciary assets	—	—	11,698	—	11,698
Intercompany receivables	41	3,250	6,176	(9,467)	—
Other current assets	19	59	406	—	484
Total Current Assets	178	3,729	21,174	(9,507)	15,574
Goodwill	—	—	8,958	—	8,958
Intangible assets, net	—	—	2,657	—	2,657
Fixed assets, net	—	—	803	—	803
Investments	—	53	86	—	139
Intercompany receivables	7,166	2,181	2,195	(11,542)	—
Other non-current assets	119	748	408	(101)	1,174
Investment in subsidiary	4,306	11,187	—	(15,493)	—
TOTAL ASSETS	$11,769	$17,898	$36,281	$(36,643)	$29,305

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,698	$—	$11,698
Short-term debt and current portion of long-term debt	361	148	697	—	1,206
Accounts payable and accrued liabilities	16	41	1,506	(40)	1,523
Intercompany payables	1,308	4,727	3,430	(9,465)	—
Other current liabilities	1	47	718	(2)	764
Total Current Liabilities	1,686	4,963	18,049	(9,507)	15,191
Long-term debt	443	2,516	393	—	3,352
Pension, other post-retirement and other post-employment liabilities	—	1,162	611	—	1,773
Intercompany payables	2,100	7,262	2,180	(11,542)	—
Other non-current liabilities	6	260	1,234	(101)	1,399
TOTAL LIABILITIES	4,235	16,163	22,467	(21,150)	21,715

TOTAL AON SHAREHOLDERS’ EQUITY	7,534	1,735	13,758	(15,493)	7,534
Noncontrolling interests	—	—	56	—	56
TOTAL EQUITY	7,534	1,735	13,814	(15,493)	7,590

TOTAL LIABILITIES AND EQUITY	$11,769	$17,898	$36,281	$(36,643)	$29,305

Condensed Consolidating Statement of Financial Position

	As of December 31, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$131	$199	$—	$(39)	$291
Short-term investments	—	89	257	—	346
Receivables, net	5	1	3,095	—	3,101
Fiduciary assets	—	—	12,214	—	12,214
Intercompany receivables	—	2,092	3,545	(5,637)	—
Other current assets	7	53	370	—	430
Total Current Assets	143	2,434	19,481	(5,676)	16,382
Goodwill	—	—	8,943	—	8,943
Intangible assets, net	—	—	2,975	—	2,975
Fixed assets, net	—	—	820	—	820
Investments	—	49	116	—	165
Intercompany receivables	166	1,997	2,350	(4,513)	—
Other non-current assets	117	735	1,174	(825)	1,201
Investment in subsidiary	10,398	10,208	—	(20,606)	—
TOTAL ASSETS	$10,824	$15,423	$35,859	$(31,620)	$30,486

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,214	$—	$12,214
Short-term debt and current portion of long-term debt	—	429	23	—	452
Accounts payable and accrued liabilities	10	71	1,811	(39)	1,853
Intercompany payables	51	2,637	2,162	(4,850)	—
Other current liabilities	—	49	779	3	831
Total Current Liabilities	61	3,186	16,989	(4,886)	15,350
Long-term debt	107	2,515	1,091	—	3,713
Pension, other post-retirement and other post-employment liabilities	—	1,294	982	—	2,276
Intercompany payables	2,890	166	2,247	(5,303)	—
Other non-current liabilities	4	254	1,909	(825)	1,342
TOTAL LIABILITIES	3,062	7,415	23,218	(11,014)	22,681

TOTAL AON SHAREHOLDERS’ EQUITY	7,762	8,008	12,598	(20,606)	7,762
Noncontrolling interests	—	—	43	—	43
TOTAL EQUITY	7,762	8,008	12,641	(20,606)	7,805

TOTAL LIABILITIES AND EQUITY	$10,824	$15,423	$35,859	$(31,620)	$30,486

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(14)	$(195)	$1,193	$—	$984

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	8	73	—	81
Purchase of long-term investments	—	(13)	—	—	(13)
Net (purchases) sales of short-term investments - non-fiduciary	—	(35)	22	—	(13)
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Proceeds from sale of businesses	—	—	6	—	6
Capital expenditures	—	—	(174)	—	(174)
CASH USED FOR INVESTING ACTIVITIES	—	(40)	(99)	—	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,025)	—	—	—	(1,025)
Advances from (to) affiliates	405	610	(1,014)	(1)	—
Issuance of shares for employee benefit plans	84	—	—	—	84
Issuance of debt	1,145	2,894	231	—	4,270
Repayment of debt	(449)	(3,177)	(244)	—	(3,870)
Cash dividends to shareholders	(159)	—	—	—	(159)
Purchase of shares from noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	1	327	(1,046)	(1)	(719)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(48)	—	(48)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13)	92	—	(1)	78
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	$291	$—	$(40)	$369

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2012
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(46)	$(189)	$1,102	$—	$867

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	79	92	—	171
Purchase of long-term investments	—	(9)	—	—	(9)
Net (purchases) sales of short-term investments - non-fiduciary	(16)	61	21	—	66
Acquisition of businesses, net of cash acquired	—	(55)	(42)	—	(97)
Proceeds from sale of businesses	—	—	2	—	2
Capital expenditures	—	—	(201)	—	(201)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(16)	76	(128)	—	(68)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(525)	(100)	—	—	(625)
Advances from (to) affiliates	648	376	(1,024)	—	—
Issuance of shares for employee benefit plans	44	49	—	—	93
Issuance of debt	—	332	1	—	333
Repayment of debt	—	(416)	(11)	—	(427)
Cash dividends to shareholders	(104)	(49)	—	—	(153)
Purchase of shares from noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(17)	—	(17)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	63	192	(1,051)	—	(796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	15	—	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	79	(62)	—	18
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$58	$231	$—	$290

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2013 FINANCIAL RESULTS

On April 2, 2012, we completed the Redomestication, moving our corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $1 million and $5 million in the three and nine months ended September 30, 2013, respectively. We believe the Redomestication will strengthen our long term strategy by:

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

During the first nine months of 2013, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe and a continued decline in investment income. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in demand for discretionary services in Consulting.

The following is a summary of our third quarter and first nine months of 2013 financial results:

•
For the quarter, revenue increased $57 million, or 2%, to $2.8 billion when compared to the prior year quarter of $2.7 billion. This was the result of 3% organic revenue growth, partially offset by a $3 million, or 27%, decline in investment income due to lower average interest rates globally. Organic revenue growth was 4% in the Risk Solutions segment and flat in the HR Solutions segment during the quarter. During the first nine months of 2013, revenue increased $207 million, or 2%, to $8.6 billion due primarily to 3% organic revenue growth, partially offset by a 1% unfavorable impact from foreign exchange rates. Organic revenue growth was 4% in the Risk Solutions segment and 1% in the HR Solutions segment during the first nine months of 2013.

•
Operating expenses for the quarter were $2.4 billion, an increase of $32 million, or 1%, when compared to the prior year quarter of $2.4 billion. Operating expenses for the first nine months of 2013 were $7.5 billion, an increase of $186 million, or 3%, over the prior year. The increase in both periods is primarily the result of a 3% organic revenue growth. The increase of $32 million for the quarter also included $10 million of additional errors and omissions expenses when compared to the prior year quarter and $8 million of expenses from acquisitions, partially offset by a $22 million favorable impact from foreign currency exchange rates if current rates were used to translate prior year results, savings related to the restructuring programs, and a $7 million decline in intangible asset amortization. The first nine months included a $44 million increase in restructuring costs and $20 million of legacy, non-recurring claims handling charges, partially offset by a $43.5 million favorable impact from settlement of a non-recurring one-time legal matter, a $17 million decrease in intangible asset amortization expense, and savings related to the formal restructuring programs.

•
Operating margin from continuing operations increased to 13.0% in the third quarter 2013 from 12.4% in the third quarter 2012. The nine month operating margin was 13.4% as compared to 13.5% in 2012. The decrease in operating margin for the first nine months is primarily related to an increase in restructuring costs, significant investments in long-term growth opportunities and an unfavorable revenue mix shift in HR Solutions.

•
Net income from continuing operations attributable to Aon shareholders increased $52 million or 25%, to $256 million for the third quarter 2013 as compared to the third quarter 2012. During the first nine months of 2013, Net income from continuing operations attributable to Aon shareholders increased $69 million, or 10%, compared to the first nine months of 2012 to $758 million.

•
Cash flow provided by operating activities for the quarter of $597 million was essentially flat as compared to the cash flow provided by operating activities of $598 million in the prior year quarter, due primarily to a decrease in pension contributions and strong underlying working capital performance, offset by an increase in cash paid for taxes and the timing of certain interest payments. Cash flow provided by operating activities was $984 million for the first nine months of 2013, an increase of $117 million, or 13%, from cash flow provided by operating activities of $867 million in the first nine months of 2012 primarily driven by working capital improvements. Cash flow from operations in the first nine months of 2013 was also favorably impacted by the $43.5 million settlement of a non-recurring, one-time legal matter.

We focus on four key metrics each quarter that we communicate to shareholders: grow organically, expand margins, increase earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the third quarter and first nine months of 2013:

•
Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 3% in both the third quarter and first nine months of 2013 as compared to the prior year third quarter and first nine months organic revenue growth of 4%. Organic revenue growth in the third quarter was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth in New Zealand, Asia, and emerging markets in our Retail business. Strong growth in Reinsurance and solid growth across our consulting business also contributed to organic growth.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the third quarter 2013 was 17.6% for Aon overall, 21.1% for the Risk Solutions segment, and 15.4% for the HR Solutions segment.  Adjusted operating margin was 17.5% for Aon overall, 20.0% for the Risk Solutions segment, and 17.5% for the HR Solutions segment for the third quarter 2012.  For the first nine months of 2013, adjusted operating margin was 18.2% for Aon overall, 22.1% for the Risk Solutions segment, and 14.8% for the HR Solutions segment. For the first nine months of 2012, adjusted operating margin was 18.3% for Aon overall, 21.1% for the Risk Solutions segment, and 16.5% for the HR Solutions segment. The quarter-to-date increase in adjusted operating margin for the Risk Solutions segment reflects strong revenue growth and savings related to the restructuring programs, which was partially offset by unfavorable impact from foreign currency translation and a decline in fiduciary investment income. The quarter-to-date decrease in adjusted operating margin for the HR Solutions segment reflects investment in long-term growth opportunities and an unfavorable revenue mix shift in our benefits administration business.

•
Adjusted diluted earnings per share from continuing operations attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $1.13 per share in the third quarter of 2013 and $3.35 per share for the first nine months of 2013, compared to $0.95 and $2.94 per share in the third quarter and first nine months of 2012, respectively.

•
Free cash flow, a non-GAAP measure as defined under the "Review of Consolidated Results - General" below, was $545 million for the quarter, an increase of $19 million, or 4%, from $526 million in the prior year quarter, driven by a reduction in capital expenditures. Free cash flow was $810 million in the first nine months of 2013, an increase of $144 million, or 22%, from $666 million in the first nine months of 2012. The increase in free cash flow from the prior year was driven by improved cash flow from operations and a decrease of $27 million, or 13%, in capital expenditures from the prior year period.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended September 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,794	$1,821	$981
Operating income — U.S. GAAP	$364	$333	$75
Restructuring charges	30	24	6
Intangible asset amortization	98	28	70
Headquarters relocation costs	1	—	—
Operating income — as adjusted	$493	$385	$151
Operating margins — U.S. GAAP	13.0%	18.3%	7.6%
Operating margins — as adjusted	17.6%	21.1%	15.4%

	Nine months ended September 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,606	$5,736	$2,891
Operating income — U.S. GAAP	$1,156	$1,127	$162
Restructuring charges	109	52	57
Intangible asset amortization	296	86	210
Headquarters relocation costs	5	—	—
Operating income — as adjusted	$1,566	$1,265	$429
Operating margins — U.S. GAAP	13.4%	19.6%	5.6%
Operating margins — as adjusted	18.2%	22.1%	14.8%

	Three months ended September 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,737	$1,778	$971
Operating income — U.S. GAAP	$339	$309	$80
Restructuring charges	32	16	16
Intangible asset amortization	105	31	74
Headquarters relocation costs	4	—	—
Operating income — as adjusted	$480	$356	$170
Operating margins — U.S. GAAP	12.4%	17.4%	8.2%
Operating margins — as adjusted	17.5%	20.0%	17.5%

	Nine months ended September 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,399	$5,582	$2,847
Operating income — U.S. GAAP	$1,135	$1,059	$211
Restructuring charges	65	29	36
Intangible asset amortization	313	91	222
Headquarters relocation costs	21	—	—
Operating income — as adjusted	$1,534	$1,179	$469
Operating margins — U.S. GAAP	13.5%	19.0%	7.4%
Operating margins — as adjusted	18.3%	21.1%	16.5%
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

	Three months ended September 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$364	$129	$493
Interest income	3	—	3
Interest expense	(53)	—	(53)
Other income	39	—	39
Income from continuing operations before income taxes	353	129	482
Income taxes	89	33	122
Income from continuing operations	264	96	360
Less: Net income attributable to noncontrolling interests	8	—	8
Income from continuing operations attributable to Aon stockholders	$256	$96	$352
Diluted earnings per share from continuing operations	$0.82	$0.31	$1.13
Weighted average common shares outstanding — diluted	312.9	312.9	312.9

	Nine months ended September 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,156	$410	$1,566
Interest income	6	—	6
Interest expense	(153)	—	(153)
Other income	54	—	54
Income from continuing operations before income taxes	1,063	410	1,473
Income taxes	275	107	382
Income from continuing operations	788	303	1,091
Less: Net income attributable to noncontrolling interests	30	—	30
Income from continuing operations attributable to Aon stockholders	$758	$303	$1,061
Diluted earnings per share from continuing operations	$2.39	$0.96	$3.35
Weighted average common shares outstanding — diluted	316.7	316.7	316.7

	Three months ended September 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$339	$141	$480
Interest income	1	—	1
Interest expense	(57)	—	(57)
Other income	(9)	2	(7)
Income from continuing operations before income taxes	274	143	417
Income taxes	64	34	98
Income from continuing operations	210	109	319
Less: Net income attributable to noncontrolling interests	6	—	6
Income from continuing operations attributable to Aon stockholders	$204	$109	$313
Diluted earnings per share from continuing operations	$0.62	$0.33	$0.95
Weighted average common shares outstanding — diluted	331.0	331.0	331.0

	Nine months ended September 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,135	$399	$1,534
Interest income	6	—	6
Interest expense	(173)	—	(173)
Other income	3	2	5
Income from continuing operations before income taxes	971	401	1,372
Income taxes	257	107	364
Income from continuing operations	714	294	1,008
Less: Net income attributable to noncontrolling interests	25	—	25
Income from continuing operations attributable to Aon stockholders	$689	$294	$983
Diluted earnings per share from continuing operations	$2.06	$0.88	$2.94
Weighted average common shares outstanding — diluted	334.4	334.4	334.4

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

	Nine months ended September 30,
	2013	2012
Cash flow provided by operations - U.S. GAAP	$984	$867
Less: Capital expenditures	(174)	(201)
Free cash flow	$810	$666

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had an unfavorable impact of $0.02 and $0.01 during the three and nine months ended September 30, 2013, respectively, on adjusted net income from continuing operations per diluted share when we translate prior year quarter results at current quarter foreign exchange rates.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Commissions, fees and other	$2,786	$2,726	$8,585	$8,368
Fiduciary investment income	8	11	21	31
Total revenue	2,794	2,737	8,606	8,399
Expenses:
Compensation and benefits	1,666	1,620	5,103	4,920
Other general expenses	764	778	2,347	2,344
Total operating expenses	2,430	2,398	7,450	7,264
Operating income	364	339	1,156	1,135
Interest income	3	1	6	6
Interest expense	(53)	(57)	(153)	(173)
Other income	39	(9)	54	3
Income from continuing operations before income taxes	353	274	1,063	971
Income taxes	89	64	275	257
Income from continuing operations	264	210	788	714
Loss from discontinued operations, after tax	—	—	—	(1)
Net income	264	210	788	713
Less: Net income attributable to noncontrolling interests	8	6	30	25
Net income attributable to Aon stockholders	$256	$204	$758	$688

Revenue

Revenue increased by $57 million, or 2%, in the third quarter 2013 compared to the third quarter 2012, and increased $207 million, or 2%, on a year-to-date basis.  The third quarter increase consists of a $10 million, or 1%, increase in the HR Solutions segment and a $43 million, or 2%, increase in the Risk Solutions segment. Organic revenue growth in the HR Solutions segment for the quarter was flat, primarily driven by growth in investment, compensation and communications consulting, partially offset by an anticipated decline in benefits administration.  The results of the Risk Solutions segment reflect 4% organic revenue growth, partially offset by a decrease in Fiduciary investment income. The increase in the Risk Solutions segment compared to the prior year quarter was primarily driven strong management of the renewal book portfolio across all regions, solid new business growth in New Zealand, Asia, and emerging markets and a strong quarter of growth in our Reinsurance business.

Revenue for the nine months ended September 30, 2013 increased $207 million from the comparable period due to a $44 million, or 2%, increase in HR Solutions and a $154 million, or 3%, increase in Risk Solutions partially offset by a $10 million decrease in Fiduciary investment income. Organic revenue growth in HR Solutions was 1% compared to the first nine months of 2012. The 3% increase in the Risk Solutions segment reflects 4% organic revenue growth, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Compensation and Benefits

Compensation and benefits increased $46 million, or 3%, from third quarter 2012. For the first nine months 2013, Compensation and benefits increased $183 million, or 4%, from the comparable prior year period. For the quarter ended September 30, 2013, the increase in Compensation and benefits was primarily driven by organic revenue growth and the inclusion of $6 million of costs related to acquisitions, partially offset by a $14 million favorable impact from foreign currency translation and restructuring savings. For the nine months ended September 30, 2013, the increase in Compensation and benefits was primarily driven by organic revenue growth, the inclusion of $21 million of costs related to acquisitions and investments in key talent, partially offset by a $37 million favorable impact from foreign currency translation and restructuring savings.

Other General Expenses

Other general expenses for the three and nine month periods ended September 30, 2013, decreased $14 million, or 2%, and increased $3 million, or essentially flat, respectively, compared to the prior year. The decrease for the three month period ended September 30, 2013 included an $8 million favorable impact from foreign currency translation, intangible amortization expense decrease of $7 million, and savings from formal restructuring plans, partially offset by a $10 million increase in formal restructuring costs. The increase for the nine months ended September 30, 2013 included a $43.5 million favorable impact from settlement of a non-recurring one-time legal matter, a $22 million favorable impact from foreign currency translation, intangible amortization expense decrease of $17 million, and savings from formal restructuring plans, partially offset by a $43 million increase in formal restructuring costs and $20 million of legacy, non-recurring claims handling charges.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2013, Interest income increased $2 million to $3 million in the third quarter 2013 as compared to the third quarter 2012. During the first nine months of 2013, Interest income remained flat as compared to the same period in 2012. The increase during the third quarter is due to a higher average level of cash balances. The third quarter impact was offset in the year to date period by lower average interest rates globally.

Interest expense

Interest expense, for the third quarter and first nine months of 2013, which represents the cost of our worldwide debt obligations, decreased $4 million and $20 million from the third quarter and the first nine months of 2012, respectively. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other income (expense)

Other income (expense) was $39 million income and $54 million income for the third quarter and first nine months of 2013, respectively, as compared to $9 million expense and $3 million income for the third quarter and the first nine months of 2012, respectively.  The third quarter 2013 includes a $37 million gains on investments and equity earnings of $6 million, partially offset by a $4 million loss on foreign currency remeasurement. The first nine months of 2013 include a $36 million gain on investments, a $15 million gain on foreign currency remeasurement and equity earnings of $12 million, partially offset by an $8 million loss from derivatives. The third quarter 2012 includes a $24 million loss on foreign currency remeasurement, partially offset by an $8 million hedging gain and a $9 million gain on investments. The first nine months of 2012 include an $11 million gain on investments, equity earnings of $8 million, and an $8 million hedging gain, partially offset by a $24 million loss on foreign currency remeasurement.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the third quarter was $353 million, a 29% increase from $274 million in 2012.  For the first nine months of 2013, Income from continuing operations before income taxes was $1.1 billion, a 9% increase from $971 million in 2012. For both periods, the increase in income was driven by the 3% increase in organic growth, expense discipline, and increased benefits from restructuring initiatives.

Income Taxes

The effective tax rate on income from continuing operations was 25.1% and 23.2% for the quarters ended September 30, 2013 and 2012, respectively, and 25.9% and 26.5% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rate in the third quarters of 2013 and 2012 were impacted by certain discrete tax adjustments. We continue to expect that over time, our effective tax rate on net income from continuing operations will decrease. The actual effective tax rate in any particular period, however, will depend upon discrete tax adjustments and changes in the geographic distribution of income.

Income from Continuing Operations Attributable to Aon Shareholders

Income from continuing operations attributable to Aon shareholders for the third quarter increased to $256 million, or $0.82 diluted net income per share, from $204 million, or $0.62 diluted net income per share, in 2012. During the first nine months of 2013, Income from continuing operations attributable to Aon shareholders increased to $758 million, or $2.39 diluted net income per share, from $689 million, or $2.06 diluted net income per share, in 2012.

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

From the inception of the Aon Hewitt Plan through September 30, 2013, approximately 2,660 jobs have been eliminated and total expenses of $364 million have been incurred.  We recorded $30 million and $109 million of restructuring and related charges in the three and nine months ended September 30, 2013, respectively.  We recorded $32 million and $57 million of restructuring and related charges in the three and nine months ended September 30, 2012, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Third Quarter 2013	Nine Months 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$74	$12	$50	$237	$261
Lease consolidation	3	32	18	17	53	106	128
Asset impairments	—	7	4	—	3	14	15
Other costs associated with restructuring (2)	—	2	2	1	3	7	7
Total restructuring and related expenses	$52	$105	$98	$30	$109	$364	$411
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

The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	Third Quarter 2013	Nine Months 2013	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
HR Solutions	$52	$49	$66	$6	$57	$224	$244
Risk Solutions	—	56	32	24	52	140	167
Total restructuring and related expenses	$52	$105	$98	$30	$109	$364	$411
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

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $325 million of annual savings in 2013. The HR Solutions segment is expected to deliver $258 million of annual savings, with the remaining $67 million to be delivered by the Risk Solutions segment. We estimate that we realized approximately $88 million and $235 million in restructuring cost savings in the third quarter and first nine months of 2013, respectively.  The Company expects to achieve approximately $378 million cumulative savings by the end of 2014 from the formal restructuring program in addition to synergy savings achieved in areas such as information technology, procurement and public company costs.  Actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 was $984 million as compared to net cash provided by operating activities during the nine months ended September 30, 2012 of $867 million, an increase of $117 million. The primary driver of the cash provided by operating activities was net income, adjusted for non-cash expenses, of $1.5 billion and a decrease in accounts receivable of $374 million, partially offset by a decrease in accounts payable and accrued liabilities of $330 million, and pension contributions of $401 million. Net cash provided by operating activities was favorably impacted by a $43.5 million settlement of a non-recurring, one-time legal matter. Pension contributions were $401 million and $414 million for the nine months ended September 30, 2013 and 2012, respectively. For the remainder of 2013, we expect to contribute approximately $147 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2013 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at September 30, 2013.  We can access these facilities on a same day or next day basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow used for investing activities was $139 million during the nine months ended September 30, 2013. The primary drivers of the cash flow used for investing activities were $174 million for capital expenditures, partially offset by $68 million for net sales of long term investments. The cash flows provided by the net sales of long term investments represent the cash proceeds generated from net sales of long term investments where the corresponding gains and losses are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $68 million during the nine months ended September 30, 2012. The primary drivers of the cash flow used for investing activities were $201 million for capital expenditures and $95 million for acquisitions, net of sales, partially offset by $162 million in net sales of long-term investments and $66 million in net sales of short-term investments.

Financing Activities

Cash flow used for financing activities during the nine months ended September 30, 2013 was $719 million. The primary drivers of cash flow used for financing activities were share repurchases of $1.0 billion and dividends paid to shareholders of $159 million, partially offset by issuances of debt, net of repayments, of $400 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $84 million.

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

As a U.K. incorporated company, Aon plc must have “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. As of September 30, 2013, we had distributable reserves in excess of $5.6 billion. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At September 30, 2013, our cash and cash equivalents and short-term investments were $726 million, an increase of $89 million from December 31, 2012.  Of the total balance as of September 30, 2013, $212 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the Financial Conduct Authority and $88 million held as collateral for various business purposes.  At September 30, 2013, $498 million of cash and cash equivalents and short-term investments were held in the U.S. and $228 million was held in other countries. Of the total balance as of December 31, 2012, $200 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the Financial Conduct Authority and $76 million held as collateral for various business purposes. At December 31, 2012, $138 million of cash and cash equivalents and short-term investments were held in the U.S. and $499 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.3 billion and $4.0 billion and fiduciary receivables of $7.4 billion and $8.2 billion at September 30, 2013 and December 31, 2012, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of September 30, 2013, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of September 30, 2013 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$369	$—	$2,594	$2,963
Money market funds	—	357	1,716	2,073
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	—	—	—
Cash and investments	369	357	4,335	5,061
Fiduciary receivables	—	—	7,363	7,363
Total	$369	$357	$11,698	$12,424

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

In the third quarter of 2013, the Company repurchased 7.3 million shares at an average price per share of $68.33 for a total cost of $500 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2013, we repurchased 15.8 million shares at an average price per share of $64.79 for a total cost of $1.0 billion under the 2012 Share Repurchase Program. In the third quarter of 2012, the Company repurchased 5.4 million shares at an average price per share of $51.37 for a total cost of $275 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2012, the Company repurchased 12.7 million shares at an average price per share of $49.22 for a total cost of $625 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 35.3 million shares for an aggregate cost of $2.0 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $3.0 billion.

For information regarding share repurchases made during the third quarter of 2013, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Borrowings

Total debt at September 30, 2013 was $4.6 billion, which represents an increase of $393 million when compared to December 31, 2012. This increase is primarily due to an increase in commercial paper outstanding of $461 million when compared to December 31, 2012. Commercial paper activity during the quarter and nine months ended September 30, 2013 included total issuances of $1.3 billion and $3.7 billion, respectively, as compared to no issuances and $332 million for the quarter and nine months ended September 30, 2012. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs and the repayment of the term credit loan facility due October 2013.

During the quarter ended September 30, 2013, the €500 million ($674 million) debt securities due July 2014 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is less than one year.

On March 8, 2013, we issued $90 million in aggregate principal amount of 4.250% Notes Due 2042.

On May 21, 2013, we issued $250 million aggregate principal amount of 4.45% Notes Due 2043. The 4.45% Notes Due 2043 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

Our total debt as a percentage of total capital attributable to Aon shareholders was 37.7% and 34.9% at September 30, 2013 and December 31, 2012, respectively.

Credit Facilities

At September 30, 2013, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have the five-year €650 million ($877 million at September 30, 2013 exchange rates) Euro Facility available, which expires in October 2015.  At September 30, 2013, we had no borrowings under either of these credit facilities.

On April 29, 2013, we amended our Euro Facility agreement to add Aon plc as an additional borrower.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants during the three and nine months ended September 30, 2013.

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

The major rating agencies’ ratings of our debt at October 25, 2013 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $71 million at September 30, 2013, as compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $81 million at September 30, 2013 as compared to $104 million at December 31, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $35 million and $51 million at September 30, 2013 and December 31, 2012, respectively.  During the three and nine months ended September 30, 2013, we funded $7 million and $13 million, respectively, of these commitments.

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

Financial Condition

At September 30, 2013, our net assets of $7.6 billion, representing total assets minus total liabilities, decreased from $7.8 billion at December 31, 2012. The decrease was due primarily to share repurchases of $1.0 billion, dividends of $159 million, and an increase in Accumulated other comprehensive loss of $26 million related primarily to foreign currency translation adjustment, partially offset by Net income of $788 million for the nine months ended September 30, 2013.  Working capital decreased by $649 million to $383 million from December 31, 2012.

Equity

Equity at September 30, 2013 was $7.6 billion, a decrease of $215 million from December 31, 2012.  The decrease resulted primarily from share repurchases of $1.0 billion, $159 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $26 million, partially offset by Net income of $788 million.

The $26 million increase in Accumulated other comprehensive loss from December 31, 2012 primarily reflects the following:

•	negative net foreign currency translation adjustments of $78 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $65 million in net post-retirement benefit obligations,

•	net derivative losses of $12 million, and

•	net investment losses of $1 million.

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

Risk Solutions

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$1,821	$1,778	$5,736	$5,582
Operating income	333	309	1,127	1,059
Operating margin	18.3%	17.4%	19.6%	19.0%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first nine months of 2013, we began to see improvement in pricing on average globally; however, we would still consider this to be a “soft market”, which began in 2007.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first nine months of 2013, pricing showed signs of stabilization and improvement in our retail brokerage product lines.

Additionally, beginning in late 2008 and continuing into third quarter 2013, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 65% and 67% of our consolidated total revenues in the third quarter and first nine months of 2013, respectively.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Retail brokerage:
Americas	$774	$743	$2,286	$2,188
International (1)	650	647	2,262	2,207
Total retail brokerage	1,424	1,390	4,548	4,395
Reinsurance brokerage	389	377	1,167	1,156
Total	$1,813	$1,767	$5,715	$5,551
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the third quarter 2013, commissions, fees and other revenue increased $46 million, or 3%, as compared to the third quarter 2012, due to 4% organic revenue growth, partially offset by 1% unfavorable impact from foreign exchange rates and a decline in investment income. During the first nine months of 2013, Commissions, fees and other revenue increased $164 million, or 3%, as compared to the first nine months of 2012 due to 4% organic revenue growth, partially offset by 1% unfavorable impact from foreign exchange rates and a decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2013 versus 2012 is as follows:

Three months ended September 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	4%	(2)%	1%	5%
International (1)	—	(1)	(1)	2
Total retail brokerage	2	(1)	(1)	4
Reinsurance brokerage	3	(1)	(1)	5
Total	3%	(1)%	—%	4%

Nine months ended September 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	4%	(1)%	—%	5%
International (1)	2	—	(1)	3
Total retail brokerage	3	(1)	—	4
Reinsurance brokerage	1	(1)	—	2
Total	3%	(1)%	—%	4%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 2% in the third quarter driven by 5% and 2% organic revenue growth in the Americas and International operations, respectively, partially offset by a decline in investment income, a 1% decrease related to acquisitions, net of dispositions, and 1% unfavorable impact from foreign exchange rates. During the first nine months of 2013, revenue growth was 3%, driven by 5% and 3% organic revenue growth in the Americas and International operations, respectively, partially offset by a decline in investment income, a 1% decrease related to acquisitions, net of dispositions in the Americas operations, and a 1% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 4% in the third quarter reflecting 5% growth in organic revenue due to growth across all regions driven by strong management of the renewal book portfolio, a modestly positive market impact, and a 1% increase related to acquisitions, net of dispositions, partially offset by a 2% unfavorable impact from foreign currency. During the first nine months of 2013, revenue increased 4% as a result of 5% growth in organic revenue, partially offset by a 1% unfavorable impact from foreign exchange rates.

International Commissions, fees and other revenue was flat in the third quarter driven by a 2% increase in organic revenue growth offset by unfavorable 1% impact from acquisitions, net of divestitures and a 1% unfavorable impact from foreign exchange rates. Organic growth of 2% was driven by strong growth across emerging markets, New Zealand and Asia, partially offset by a modest decline in Australia and Spain. During the first nine months of 2013, International revenue increased 2%, due to 3% organic revenue growth, partially offset by a 1% decrease related to acquisitions, net of dispositions.

Reinsurance brokerage Commissions, fees and other revenue increased 3% in the third quarter driven by a 5% increase in organic revenue growth, partially offset by a 1% unfavorable impact from foreign exchange rates and a 1% decrease related to acquisitions, net of dispositions. The increase in organic revenue growth is due primarily to growth in treaty and facultative placements, a modest favorable market impact and timing benefit in the quarter. During the first nine months of 2013, revenue increased 1%, driven by a 2% increase in organic revenue growth partially offset by an unfavorable impact of 1% from foreign exchange rates.

Operating Income

Operating income for the third quarter 2013 increased $24 million, or 8%, from 2012 to $333 million in 2013, and operating income margins increased to 18.3% from 17.4% in 2012.  For the first nine months of 2013, Operating income increased $68 million, or 6%, from 2012 to $1.1 billion in 2013, and operating income margins increased to 19.6% from 19.0% in 2012. Operating margin improvement was driven by revenue growth and savings related to the restructuring programs, which was partially offset by unfavorable impact from foreign currency translation and a decline in fiduciary investment income.

HR Solutions

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$981	$971	$2,891	$2,847
Operating income	75	80	162	211
Operating margin	7.6%	8.2%	5.6%	7.4%

Our HR Solutions segment generated approximately 35% and 33% of our consolidated total revenues the third quarter and first nine months of 2013, respectively, and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into the third quarter of 2013.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $10 million, or 1%, in the third quarter 2013 as compared to the third quarter 2012. The increase in revenue was driven by 1% organic growth in commissions and fees for the first nine months of 2013, respectively.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consulting services	$406	$394	$1,176	$1,140
Outsourcing	587	585	1,746	1,723
Intrasegment	(12)	(8)	(31)	(16)
Total	$981	$971	$2,891	$2,847

Organic revenue growth for the third quarter 2013 is detailed in the following reconciliation:

Three months ended September 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	3%	(1)%	1%	3%
Outsourcing	—	—	1	(1)
Intrasegment	N/A	N/A	N/A	N/A
Total	1%	(1)%	2%	—%

Nine months ended September 30, 2013	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	3%	(1)%	1%	3%
Outsourcing	1	—	1	—
Intrasegment	N/A	N/A	N/A	N/A
Total	2%	—%	1%	1%

Consulting services revenue increased $12 million, or 3%, for the third quarter due primarily to 3% organic revenue growth driven by growth in investment, compensation, and communications consulting. For the first nine months of 2013, revenue increased $36 million, or 3%, as a result of 3% organic revenue growth.

Outsourcing revenue increased $2 million, or essentially flat, for the third quarter due to 1% impact from acquisitions, net of divestitures, offset by unfavorable organic revenue of 1%. Organic revenue was flat compared to the prior year quarter due primarily to an anticipated decline in benefits administration, partially offset by demand for discretionary services. For the first nine months of 2013, revenue increased $23 million, or 1%, as a result of 1% impact from acquisitions, net of divestitures.

Operating Income

Operating income was $75 million, a decrease of $5 million, or 6%, from third quarter 2012. For the first nine months, operating income was $162 million, a decrease of $49 million, or 23%, from the prior year. The year-to-date decrease was primarily due to an unfavorable impact from expenses related to legacy litigation and timing of certain expenses, as well as an unfavorable revenue mix shift, and investments in long-term growth opportunities that more than offset organic revenue growth and the savings related to the Aon Hewitt restructuring program. Operating margin for this segment was 7.6% in the third quarter, which is a decrease from 8.2% in 2012. For the first nine months of 2013, the operating margin was 5.6%, a decrease from 7.4% in 2012.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Operating income (loss):
Risk Solutions	$333	$309	$1,127	$1,059
HR Solutions	75	80	162	211
Unallocated	(44)	(50)	(133)	(135)
Operating income	364	339	1,156	1,135
Interest income	3	1	6	6
Interest expense	(53)	(57)	(153)	(173)
Other (expense) income	39	(9)	54	3
Income before income taxes	$353	$274	$1,063	$971

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $6 million to $44 million in the third quarter 2013 and decreased $2 million to $133 million for the first nine months of 2013. The decrease in unallocated expenses during the three and nine months ended September 30, 2013 is due primarily to decrease in expenses related to the Company's redomicile to the U.K.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2013, Interest income increased $2 million to $3 million in the third quarter 2013 as compared to the third quarter 2012. During the first nine months of 2013, Interest income remained flat as compared to the same period in 2012. The increase during the third quarter is due to a higher average level of cash balances. The third quarter impact was offset in the year to date period by lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $4 million and $20 million as compared to the third quarter and first nine months of 2012, respectively. The decrease in interest expense reflects a decline in the average interest rate on total debt outstanding.

Other income (expense)

Other income (expense) was $39 million income and $54 million income for the third quarter and first nine months of 2013, respectively, as compared to $9 million expense and $3 million income for the third quarter and the first nine months of 2012, respectively.  The third quarter 2013 includes a $37 million gain on sale of investments and equity earnings of $6 million, partially offset by a $4 million loss on foreign currency remeasurement. The first nine months of 2013 include a $36 million gain on investments, a $15 million gain on foreign currency remeasurement and equity earnings of $12 million, partially offset by an $8 million loss from derivatives. The third quarter 2012 includes a $24 million loss on foreign currency remeasurement, partially offset by an $8 million hedging gain and a $9 million gain on investments. The first nine months of 2012 include an $11 million gain on investments, equity earnings of $8 million, and an $8 million hedging gain, partially offset by a $24 million loss on foreign currency remeasurement.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but the majority of its expenses are incurred in Pounds Sterling.  Our policy is to convert into Pounds Sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s Pound Sterling expenses using OTC options and forward exchange contracts. At September 30, 2013, we have hedged approximately 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures that are denominated in a non-functional currency, such as inter-company notes and short-term assets and liabilities, which are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.01 during both the three and nine months ended September 30, 2013, respectively.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, would be unfavorably impacted by approximately $0.02 and $0.01 during the three and nine months ended September 30, 2013, respectively, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of September 30, 2013.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2013 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During 2011, the Company upgraded its financial systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North America operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule

13a - 15(f) of the Exchange Act) occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.
(b)  None.
(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/13 — 7/31/13	500,000	$67.70	500,000	$3,416,500,957
8/1/13 — 8/31/13	6,815,655	68.37	6,815,655	2,950,496,281
9/1/13 — 9/30/13	—	—	—	2,950,496,281
Total	7,315,655	$68.33	7,315,655	2,950,496,281
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. During the third quarter of 2013, we repurchased 7.3 million shares at an average price per share of $68.33 for a total cost of $500 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $3.0 billion.

ITEM 5.                             OTHER INFORMATION

On September 20, 2013, our Board of Directors approved June 24, 2014 as the date of the 2014 Annual General Meeting of Shareholders. Shareholders who wish to present proposals for inclusion in the proxy materials to be distributed by us in connection with our 2014 Annual General Meeting must submit their proposals to the Office of the Company Secretary of Aon at 8 Devonshire Square, London EC2M 4PL.

In accordance with applicable SEC rules, we have set the deadline for submission of proposals to be included in our proxy materials to be distributed by us in connection with our 2014 Annual General Meeting as January 9, 2014. Additional information regarding procedures, timing and other requirements related to shareholder proposals or nominations outside of Rule 14a−8 may be found in our articles of association and the proxy materials for our 2013 Annual General Meeting of Shareholders as filed with the SEC on Schedule 14A on April 1, 2013.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

October 25, 2013	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Aon Deferred Compensation Plan (as amended and restated effective as of September 20, 2013)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document