Form 10-K
period 2013-12-31
Aon plc
filed 2014-02-18
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-7933
___________________________________________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: NONE
________________________________________________________________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2013, the aggregate market value of the registrant's Class A Ordinary Shares held by non-affiliates of the registrant was $19,785,131,502 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of January 31, 2014: 301,100,416.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc's Proxy Statement for the 2014 Annual General Meeting of Shareholders to be held on June 24, 2014 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.    Business.
OVERVIEW
Aon plc's strategy is to be the preeminent professional service firm in the world, focused on the topics of risk and people. Aon plc (which may be referred to as "Aon," "the Company," "we," "us," or "our") is the leading global provider of risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Our predecessor, Aon Corporation, was incorporated in 1979 under the laws of Delaware. On April 2, 2012, we completed the change of our jurisdiction of incorporation from Delaware to the U.K. and moved our corporate headquarters to London. Additionally, we completed a reorganization of our corporate structure pursuant to which Aon Corporation merged with one of its indirect, wholly-owned subsidiaries and Aon plc became the publicly-held parent company of Aon Corporation and the rest of the Aon group. We sometimes refer to this transaction herein as the Redomestication. Moving our global headquarters to the U.K. has enhanced our focus on growth, product and broking innovations at Aon Broking, talent development and financial flexibility. The transaction is expected to continue to support our strategy and to deliver significant value to our shareholders.
We have approximately 66,000 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.
We serve clients through the following reportable segments:

•
Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

•
HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges. We are dedicated to improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation and talent management strategies.

Our clients are globally diversified and include all segments of the economy (individuals through personal lines, mid-market companies and large global companies) and almost every industry in the economy in over 120 countries globally. This diversification of our customer base provides stability in different economic scenarios that may affect specific industries, customer segments or geographies.
Over the last five years we have continued to focus our portfolio on higher margin, capital light professional services businesses that have high recurring revenue streams and strong free cash flow generation. Aon drives its capital allocation decision making process around return on invested capital ("ROIC"). This focus on ROIC, measured on a cash-on-cash basis, led to a number of significant portfolio changes:

•
In April 2008, we completed the sale of our Combined Insurance Company of America ("CICA") and Sterling Insurance Company ("Sterling") subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment.

•	In August 2009, we completed the sale of our remaining property and casualty insurance underwriting operations that were in run-off.

•
In November 2008, we expanded our Risk Solutions product offerings through the acquisition of Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Benfield products have been integrated with our existing reinsurance products.

•
In October 2010, we completed the acquisition of Hewitt Associates, Inc. ("Hewitt"), one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the Aon Hewitt brand in our HR Solutions segment.

Following the acquisitions of Benfield in 2008 and Hewitt in 2010, the Company has successfully repositioned the portfolio towards higher-margin, capital light professional services businesses such that, in 2013, 66% of our consolidated total revenues were in Risk Solutions and 34% of our consolidated total revenues were in HR Solutions, resulting in higher-margin recurring revenue streams and stronger free cash flow.

BUSINESS SEGMENTS
Risk Solutions
The Risk Solutions segment generated approximately 66% of our consolidated total revenues in 2013, and has approximately 31,000 employees worldwide. We provide risk and insurance, as well as reinsurance, brokerage and related services in this segment.
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
Knowledge and foresight, unparalleled benchmarking and carrier knowledge are the qualities at the heart of our professional services excellence. Delivering superior value to clients and differentiation from competitors will be driven through key Aon Broking initiatives, which uniquely positions us to provide our clients and insurers with additional market insight as well as new product offerings and facilities.
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
HR Solutions
The HR Solutions segment generated approximately 34% of our consolidated total revenues in 2013, and has approximately 30,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific region.
Principal Products and Services
We provide products and services in this segment primarily under the Aon Hewitt brand, which was formed in connection with the acquisition of Hewitt.
The HR Solutions segment works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend towards more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers — so that they can provide benefit options suited to individual needs.
We work with our clients to identify options in human resource outsourcing and process improvements. The primary areas where companies choose to use outsourcing services include benefits administration, core human resource processes, workforce and talent management.
HR Solutions offers a broad range of human capital services in the following practice areas:
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
Compensation
HR Solutions revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverage, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.
Competition
Our HR Solutions business faces strong competition from other worldwide and national consulting companies, including Marsh & McLennan Companies, Inc. and Towers Watson & Co. as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms, large financial institutions, and pure play outsourcers. Some of our competitors provide administrative or consulting services as an adjunct to other primary services. We believe that we are one of the leading providers of human capital services in the world.
Seasonality
Due to buying patterns and delivery of certain products in the markets we serve, revenues tend to be highest in the fourth quarter of each fiscal year.
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
General
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
Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the U.S., by the Financial Conduct Authority ("FCA") in the U.K., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.
Insurance authorities in the U.S. and certain other jurisdictions in which our subsidiaries operate, including the FCA in the U.K., also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
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
Reportable Regulatory Matter
Set forth below is a description of a matter reported pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. Concurrently with this annual report, we are filing a notice pursuant to Section 13(r) of the Exchange Act that the matter has been disclosed in this annual report.
On September 25, 2013, a person designated as a Specially Designated National pursuant to Executive Order No. 13224 purchased travel insurance at a post office in the United Kingdom for travel within Europe from September 26 to October 1, 2013 through a program administered by a subsidiary of the Company in the United Kingdom. Through this program, individuals may purchase travel insurance at a United Kingdom post office with immediate coverage, with the Company receiving information on the individual purchasing insurance after placement. The Company services this program by operating a call center, providing account reconciliation services and handling funds transfers. The Company identified the individual as a potential Specially Designated National after the individual’s trip was already underway at the end of September 2013. On October 29, 2013, the post office transmitted funds to the Company, including funds received from the Specially Designated National for his travel insurance. The Company has frozen the funds associated with the Specially Designated National, in accordance with Company policy. The total cost of the policy was £22.50, of which £2.61 would have been income to the Company.
The subsidiary of the Company in the U.K. has no ongoing relationship or activity with the Specially Designated National as a result of this placement.
HR Solutions
Certain of the retirement-related consulting services provided by Aon Hewitt and its subsidiaries and affiliates are subject to the pension and financial laws and regulations of applicable jurisdictions, including oversight and/or supervision by the Securities and Exchange Commission ("SEC") in the U.S., the FCA in the U.K., and regulators in other countries. Aon Hewitt subsidiaries that provide investment advisory services are regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon Hewitt and its subsidiaries and affiliates, such as trustee services, and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, and securities and/or insurance laws and regulations and/or supervision by national regulators.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2013. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2013.

Segmentation of Activity by Type of Service and Geographic Area of Operation
Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 17 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Employees
At December 31, 2013, we employed approximately 66,000 employees, of which approximately 23,000 worked in the U.S.
Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

•
general economic conditions in different countries in which Aon does business around the world, including conditions in emerging markets and in the European Union relating to sovereign debt and the continued viability of the Euro;

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

•	our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of client information or personal data;

•	any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the damage to our reputation among clients, markets or other third parties;

•	the actions taken by third parties that perform aspects of our business operations and client services; and

•	our ability to grow and develop companies that we acquire or new lines of business.
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
Item 1A.    Risk Factors.
The risk factors set forth below reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in the "Business" Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks were to actually occur.
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
An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our businesses.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business.

The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our Risk Solutions business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. A growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients, by hampering our ability to place insurance and reinsurance business or by exposing us to errors and omissions claims, referred to here as E&O claims.
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
Our competitors may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger presence in certain geographies and more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. To respond to increased competition and pricing pressure, we may have to lower the cost of our services or decrease the level of service provided to clients, which could have an adverse effect on our financial condition or results of operations.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our functional currency, the U.S. Dollar, as a significant portion of our business is located outside of the United States. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our five largest non-U.S. Dollar exposures are the British Pound, Euro, Australian Dollar, Canadian Dollar and Indian Rupee; however, we also have exposures to emerging market currencies which can have significant currency volatility. These currency exchange risks are present in both the translation of the financial results of our global subsidiaries into U.S. Dollars for our consolidated financial statements, as well as those of our operations that receive revenue and incur expenses other than in their respective local currencies which can reduce the reduced profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and changes in exchange rates may adversely affect our results.

Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use and funds held on behalf of clients and insurers were $1.0 billion and $3.8 billion, respectively, at December 31, 2013. These funds are reported in Cash and cash equivalents, Short-term investments, and Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2013, these long-term investments had a carrying value of $132 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions, financial stability of the investees and other factors beyond our control affect the value of our long-term investments. Our cash holdings, including cash held in our fiduciary capacity, are subject to the credit, liquidity and other risks faced by our financial institution counterparties.
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
Higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company.
Our pension obligations could adversely affect our shareholders' equity, net income, cash flow and liquidity.
To the extent that the pension obligations associated with our major plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In certain years there have been declines in interest rates. As a result of lower interest rates and investment returns, the present value of plan liabilities could increase faster than the value of plan assets, resulting in higher unfunded positions in several of our major pension plans.
We currently plan to contribute approximately $385 million to our major pension plans in 2014, although we may elect to contribute more. Total cash contributions to these pension plans in 2013 were $523 million, which was a decrease of $115 million compared to 2012.
The significance of our worldwide pension plans means that our pension contributions and expense are comparatively sensitive to various market and demographic factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant changes to our financial position and results of operations from year to year.
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
As of December 31, 2013, we had total consolidated debt outstanding of approximately $4.4 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures.
We have two primary committed credit facilities outstanding, one with U.S. banks, and the other with European banks. The U.S. facility totals $400 million and matures in March 2017. The Euro facility totals €650 million ($890 million based on exchange rates at December 31, 2013) and matures in October 2015. Both the U.S. facility and the Euro facility are intended as a back-up against commercial paper and for our general working capital needs. At December 31, 2013, we had no borrowings under either of these credit facilities. Both facilities require certain representations and warranties to be made before drawing and both have similar financial covenants. At December 31, 2013, we could make all representations and warranties and were in compliance with all financial covenants.
A substantial portion of our outstanding debt, including certain intercompany debt obligations, contains financial and other covenants. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness (or fewer or less onerous covenants associated with such indebtedness) and making us more vulnerable to general adverse economic and industry conditions.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2013 were A- with a stable outlook (Standard & Poor's), BBB+ with a stable outlook (Fitch, Inc), and Baa2 with a positive outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's). During 2013, Standard & Poor's upgraded their rating of our senior long-term debt from BBB+ to A-. Additionally, Moody's Investor Services changed their outlook from stable to positive.
Our credit ratings may not reflect the potential impact of all risks related to structure and other factors on any trading market for, or trading value of, our securities. In addition, real or anticipated changes in our credit ratings, which could result from any number of factors (including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, will generally affect any trading market for, or trading value of, our securities.
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity and prospects for growth.
Our operations in countries undergoing political change or economic downturns are subject to uncertainty and risks that could materially adversely affect our business. These risks include, particularly in emerging markets, the possibility we would be subject to undeveloped or evolving legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods, services and currency. In addition, our European operations could experience detrimental uncertainty if the debt crisis worsens or financial market volatility there increases, and the region’s commerce and business levels become impacted by questions surrounding certain countries’ ability to satisfy their debt obligations, the future of the Eurozone and the stability of economic conditions in Europe and the value of the Euro generally.
Seemingly nationally or regionally localized political and economic changes could have a wider, negative impact on our businesses that expands beyond our operations in the immediately affected jurisdiction. The continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets. This instability has in turn led to questions regarding the future viability of the Euro as the common currency for the area as various scenarios could result in some countries choosing to return to their former local currencies in an effort to regain control over their domestic economies and monetary policies. This uncertainty has had a dampening effect on growth potential in Europe, and if it deteriorates, may have a material negative impact on our European business as well as that of our clients. Further, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets or profitability denominated in that currency, potentially result in charges to our statement of operations and reduce the usefulness of liquidity alternatives denominated in that currency such as our Euro Credit Facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the Euro currency suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.

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
Our effective tax rates and the benefits anticipated from our Redomestication are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S. and other countries, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.
Our Redomestication resulted in an increase in some of our ongoing expenses, including those related to complying with U.K. corporate and tax laws, and holding board meetings in the U.K. These additional expenses could serve to reduce or offset the benefits realized from our Redomestication.
On September 4, 2013, we received from the Internal Revenue Service (“IRS”) an executed Closing Agreement pursuant to which the Company and the IRS agreed that the merger (pursuant to which the Redomestication occurred) did not cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes. This agreement substantially reduces the risk that actions taken to date might cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes under the current tax statute and regulations. However, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation, or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the Redomestication or any subsequent actions. Our net income and cash flow would be reduced if we were to be subject to U.S. corporate income tax as a domestic corporation. In addition, any future amendments to the current income tax treaties between the United Kingdom and other jurisdictions (including the United States), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties, could subject us to increased taxation.
HM. Revenue and Customs, or HMRC, may disagree with our conclusions on the U.K. tax treatment of our Redomestication, or relevant U.K. legislation may be subject to change.
We have obtained a ruling from HMRC that, following our Redomestication, the "temporary period exemption" from the U.K.'s controlled foreign company rules will apply such that, subject to certain conditions and limitations based on our facts and circumstances, we will not be subject to tax on the profits of any controlled company that is resident in a foreign jurisdiction under the controlled foreign company ("CFC") rules until 24 months after the end of the accounting period in which the Redomestication occurred, subject to any changes of legislation. On March 29, 2012, the U.K. Government published the Finance (No 4) Bill, which proposed major reforms to the CFC rules for accounting periods beginning on or after January 1, 2013. The proposed transitional rules would preserve the temporary period exemption for exempt periods beginning before the new rules come into force. While HMRC cannot provide any assurance in respect of the application of legislation that has not been enacted, we are of the view based on the Government's proposals and published draft legislation that the new CFC rules should not have a material adverse effect on our tax treatment in the U.K. if enacted in their current form. However, to the extent that the Finance (No 4) Bill is enacted in a form different to that currently proposed, this may result in additional corporation tax liabilities becoming payable following implementation of the revised legislation.
We have also obtained a ruling from HMRC in respect of the stamp duty and Stamp Duty Reserve Tax ("SDRT") consequences of the Redomestication and as a result believe that we have satisfied all stamp duty and SDRT payment and filing obligations in connection with the issuance of Class A Ordinary Shares issued in connection with our Redomestication.
Further, if HMRC disagrees with our view of any issues in respect of which no ruling has been obtained, it may take the position that material U.K. corporation tax or SDRT liabilities or amounts on account thereof are payable by any one or more of these companies as a result of our Redomestication, in which case we expect that we would contest such assessment. To contest such assessment, we may be required to remit cash or provide security of the amount in dispute, or such lesser amount as permitted under U.K. law and acceptable to HMRC, to prevent HMRC from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. To the extent that HMRC has not provided (and we have not requested) a ruling on the U.K. tax aspects of the Redomestication, there can be no assurance that HMRC will agree with our interpretation of the U.K. tax aspects of our Redomestication or any related matters associated therewith.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that rate, expose us to greater than anticipated tax liabilities and cause us to adjust previously recognized tax assets and liabilities.
We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the transfer pricing of revenues and costs, acquisitions and dispositions and the portion of the income of non-U.S. subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.
We believe that our Redomestication and related transactions should significantly improve our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.
We also could be subject to future audits conducted by foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
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
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
Our principal assets are the shares of capital stock and indebtedness of our subsidiaries. We rely on dividends, interest and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligation, paying dividends to shareholders, repurchasing ordinary shares and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that these subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions or other circumstances that could restrict the ability of our subsidiaries to pay dividends. In addition, due to differences in tax rates, repatriation of funds from certain countries into the U.K. through the U.S. could have unfavorable tax ramifications for us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
Legal and Regulatory Risks
We are subject to E&O claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on the financial condition or results of operations of a business line or the Company as a whole.
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
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant, and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the notes to the consolidated financial statements.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws and the rules and regulations promulgated by the SEC, and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance, by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services, and the form of compensation we can accept from our clients, carriers and third parties, or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including training and employee expenses, adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected.

Certain laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (“FATCA”) in the U.S. and the Bribery Act of 2010 (“U.K. Bribery Act”) in the U.K., impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries. For example, in 2011, we entered into settlement agreements with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC") relating to inadequate controls for potential FCPA violations. Those settlement agreements imposed monetary fines and the agreement with the DOJ required that we bring to the attention of the DOJ any criminal conduct by, or criminal investigations of, Aon or any of its senior managerial employees as well as any administrative proceeding or civil action brought by any governmental authority that alleges fraud or corruption by Aon.

We expect that FACTA will likely result in increased compliance costs. FATCA will require certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our customers and clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. In addition, regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could adversely affect our operations, results of operations and financial condition.

In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations, changes in application or interpretation of laws and regulations and our continued operational changes and development into new jurisdictions and new service offerings also increases our legal and regulatory compliance complexity as well as the type of governmental oversight to which we may be subject. These changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions or could impose additional licensure requirements or costs to our operations and services. Furthermore, as we enter new jurisdictions or lines of businesses and other developments in our services, we may become subject to additional types of laws and policies and governmental oversight and supervision such as those applicable to the financial lending or other service institutions.
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked, be unable to obtain new licenses and be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction as it has been conducted in the past.
In addition, new regulatory or industry developments could create an increase in competition that could adversely affect us. These developments include:

•	the selling of insurance by insurance companies directly to insureds;

•	changes in our business compensation model as a result of regulatory actions or changes;

•	the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative types of coverage;

•	changes in regulations relating to health and welfare plans, defined contribution and defined benefit plans, and investment consulting and asset management;

•	additional regulations promulgated by the FCA in the U.K., or other regulatory bodies in jurisdictions in which we operate; or

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

With respect to our Risk Solutions segment, our business’ regulatory oversight generally also includes the licensing of insurance brokers and agents, managing general agency or managing general underwriting operations and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.
Services provided in our HR Solutions segment are also the subject of ever-evolving government regulation, either because the services provide to our clients are regulated directly or because aspects of the client's business are regulated, thereby indirectly impacting the manner in which we provide services to those clients. Changes in government regulations in the United States affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services. Recently, we have seen regulatory initiatives contribute to companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, the results of our business could be adversely affected.
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
If we violate the laws and regulation to which we are subject, we could be subject to fines, penalties or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors or agents will not violate these laws and regulations, causing an adverse effect on our operations and condition.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners and others. In addition, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services or competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings.  Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management's attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.
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
English law also generally prohibits a company from repurchasing its own shares by way of "off market purchases" without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an “off market purchase.” Resolutions were adopted to permit such purchases prior to the Redomestication. These resolutions will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five year terms.
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
As an example, in October 2012, Superstorm Sandy made landfall on the Northeast coast of the United States. The storm caused widespread disruption and dislocation across five states but New York and New Jersey in particular. One of our largest offices, located in lower Manhattan was closed until January 7, 2013, requiring us to relocate a large number of our employees to temporary workspace in the area and provide for enhanced remote working and information technology support arrangements. Given that lower Manhattan serves as a hub to the insurance industry, the storm impacted many of our clients, carriers and vendors as well, some of whose operations were severely disrupted. While we believe our relocation measures and business continuity plans allowed us to effectively continue to operate our critical business functions, it is possible that the disruption of the storm on our operations and that of our clients, carriers and vendors may have resulted in a negative effect on our results of operations and financial condition.
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
Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breaches, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. Superstorm Sandy, for example, impacted several of our locations in the Northeast United States, resulting in interruptions to our operations and information technology system infrastructure. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.
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
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption or breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales and operating results.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks, some of which are within the company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly.

We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. We may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results and require us to incur significant expense to address and remediate or otherwise resolve such issues. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
Improper disclosure of personal data could result in legal liability or harm our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees' and clients' confidential and proprietary information and, in the case of our HR Solutions clients, the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.
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
Our businesses require that we process and monitor, on a regular basis, a very large number of transactions and other activities, many of which are highly complex, across numerous markets in several different currencies using different systems. Initiatives underway that are designed to improve these functions will alter how we gather, organize and internally report these transactions and activities. To the extent these initiatives are not implemented properly or we encounter problems or delays in their implementation, they may adversely impact our accounting and financial reporting processes, as well as our invoicing and collection efforts.
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
If our clients or third parties are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our reputation or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokering, risk management and HR solutions, so that we can understand our clients' needs and deliver solutions and services that are tailored to satisfy these needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
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
Damage to our reputation could have a material adverse effect on our business.
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others, could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones as mentioned above. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could further affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business having a material adverse effect on our business, financial condition and operating results.
We rely on third parties to perform key functions of our business operations and to provide services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, fund transfer, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers, investment advisers, and providers of human resource functions such as recruiters and trainers, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreement or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.
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
We face additional risks associated with companies that we acquire or new lines of business into which we enter, particularly in instances where the markets are not fully developed. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. Failure to manage these risks in the acquisition or development of new businesses successfully could materially and adversely affect our business, results of operations and financial condition.
The process of integrating an acquired company may create unforeseen operating difficulties and expenditures.
Companies that we acquire often run on one or more technology platforms different from those used in our businesses. When integrating these businesses, we face additional risks. These risks include implementing or remediating controls, procedures, and policies at the acquired company, ensuring compliance with licensing and regulatory requirements, integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions, transition of operations, users, and customers onto our existing platforms and the failure to successfully further develop the acquired technology. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:

•
the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the advent of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition and put pressure on pricing;

•	fluctuation in the need for insurance as the economic downturn continues, as clients either go out of business or scale back their operations, and thus reduce the amount of insurance, they procure;

•	the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;

•
the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not generally indexed for inflation and do not automatically increase with premium as does commission-based compensation; and

•	competition from insurers seeking to sell their products directly to consumers without the involvement of an insurance broker.
In addition, our increasing focus on new product offerings within the Risk Solutions space exposes us to additional risks. For example, GRIP is a relatively new and historically untested offering; it may fail to catch on within the insurance industry or conversely, if successful, may face increasing pressure from competitors who develop competing offerings. As our business, like the economy as a whole, becomes more technology focused, the speed at which our products are subject to challenge or becoming outdated is consistently increasing.
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
The acquisition and integration of a company the size of Hewitt is a complex, costly and time-consuming process. As a result, we have devoted and continue to devote significant management attention and resources to integrating Hewitt's business practices and operations with ours. As described further below, we have closed the global restructuring plan related to our acquisition of Hewitt, but a failure by us to further meet the challenges involved in successfully integrating Hewitt's operations with ours or to otherwise realize the anticipated benefits of the transaction could cause an interruption of our activities, preclude realization of the full benefits expected by us for the acquisition and seriously harm our results of operations and cash flows. In addition, the overall integration of the two companies may result in material unanticipated problems, including, among others:

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
Many of these factors are outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and cash flows and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if Hewitt's operations are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our ordinary shares. As a result, we cannot assure you that the acquisition of Hewitt will result in the realization of the full benefits anticipated from the transaction.
In 2010, after completion of the acquisition of Hewitt, we announced a global restructuring plan referred to as the Aon Hewitt Plan. The Aon Hewitt Plan, which closed in December 2013, was intended to streamline operations across the combined organization and facilitate the integration of Hewitt. The Aon Hewitt Plan resulted in cumulative costs of approximately $429 million through the end of the plan, all of which are included in our Consolidated Statements of Income, primarily encompassing workforce reduction and real estate rationalization costs. The total cost of $429 million consisted of approximately $266 million in employee termination costs and approximately $163 million in real estate rationalization costs. Approximately 2,960 positions globally, predominantly non-client facing, were eliminated as part of the Aon Hewitt Plan. We expect to achieve total annual savings of $402 million in 2014, of which $99 million is expected to be achieved in Risk Solutions and $303 million is expected to be achieved in HR Solutions, and additional savings in areas such as information technology, procurement and public company costs. We cannot assure that we will achieve the targeted savings.
The profitability of our outsourcing and consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
In our HR Solutions segment, our profitability is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to change in our business, adapt to the regulatory environment, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

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
Our accounting policy for our long-term outsourcing contracts requires using estimates and projections that may change over time. These changes may have a significant or adverse effect on our reported results of operations or financial condition.
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
The internet is a key mechanism for delivering our human resources services to our HR Solutions clients efficiently and cost effectively. Our clients may not be receptive to human resource services delivered over the internet due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. Our clients' concerns may be heightened by the fact we use the internet to transmit extremely confidential information about our clients and their employees, such as compensation, medical information and other personally identifiable information. In order to maintain the level of security, service and reliability that our clients require, we may be required to make significant additional investments in our online methods of delivering human resources services. In addition, websites and proprietary online services have experienced service interruptions and other delays occurring throughout their infrastructure. If we cannot use the internet effectively to deliver our services, our revenue growth and results of operation may be impaired.
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
Our Class A Ordinary Shares are eligible to be held in book entry form through the facilities of Depository Trust Company ("DTC"). Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by HMRC) before the transfer can be registered in the books of Aon UK. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares.
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

Property:	Occupied Square Footage	Lease Expiration Dates
4 Overlook Point and other locations, Lincolnshire, Illinois	1,224,000	2017 – 2024
2601 Research Forest Drive, The Woodlands, Texas	414,000	2020
DLF City and Unitech Cyber Park, Gurgaon, India	413,000	2014 – 2015
200 E. Randolph Street, Chicago, Illinois	396,000	2028
2300 Discovery Drive, Orlando, Florida	364,000	2020
199 Water Street, New York, New York	319,000	2018
7201 Hewitt Associates Drive, Charlotte, North Carolina	218,000	2015
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
In September 2013, Aon entered into an agreement to lease up to 479,000 square feet in a new building to be constructed in Gurgaon, India. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in phases during 2014 and 2015 upon the expiration of the existing leases at the Gurgaon locations.
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2013.
Item 3.    Legal Proceedings.
We hereby incorporate by reference Note 16 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Mine Safety Disclosure.
Not applicable
Executive Officers of the Registrant
The executive officers of Aon, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Gregory C. Case	51
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

Christa Davies	42
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

Gregory J. Besio	56
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

Peter Lieb	58
Executive Vice President, General Counsel and Company Secretary. Mr. Lieb was named Aon's Executive Vice President and General Counsel in July 2009 and Company Secretary in November 2013. Prior to joining Aon, Mr. Lieb served as Senior Vice President, General Counsel and Secretary of NCR Corporation, a technology company focused on assisted and self-service solutions, from May 2006 to July 2009, and as Senior Vice President, General Counsel and Secretary of Symbol Technologies, Inc. from October 2003 to February 2006. From October 1997 to October 2003, Mr. Lieb served in various senior legal positions at International Paper Company, including Vice President and Deputy General Counsel. Earlier in his career, Mr. Lieb served as a law clerk to the Honorable Warren E. Burger, Chief Justice of the United States.

Stephen P. McGill	56
Group President, Aon plc and Chairman and Chief Executive Officer, Risk Solutions. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 prior to being named to his current position in February 2008 and as Group President in May 2012. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Laurel Meissner	56
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

Kristi A. Savacool	54
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
We have approximately 269 holders of record of our Class A Ordinary Shares as of January 31, 2014.
We hereby incorporate by reference Note 11, "Shareholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/13 – 10/31/13	126,905	$78.78	126,905	$2,940,498,870
11/1/13 – 11/30/13	838,582	79.79	838,582	2,873,588,140
12/1/13 – 12/31/13	—	—	—	2,873,588,140
	965,487	$79.66	965,487	$2,873,588,140
_______________________________________________________________________________

(1)	Does not include commissions paid to repurchase shares.

(2)
In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. In 2013, we repurchased 16.8 million shares at an average price per share of $65.65 for a total cost of $1.1 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $2.9 billion.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.
Selected Financial Data

(millions except shareholders, employees and per share data)	2013	2012	2011	2010	2009
Income Statement Data
Commissions, fees and other	$11,787	$11,476	$11,235	$8,457	$7,521
Fiduciary investment income	28	38	52	55	74
Total revenue	$11,815	$11,514	$11,287	$8,512	$7,595
Income from continuing operations	$1,148	$1,020	$1,010	$759	$681
(Loss) income from discontinued operations (1) (4)	—	—	—	(27)	111
Net income	1,148	1,020	1,010	732	792
Less: Net income attributable to noncontrolling interest	35	27	31	26	45
Net income attributable to Aon shareholders	$1,113	$993	$979	$706	$747
Basic Net Income (Loss) Per Share Attributable to Aon Shareholders
Continuing operations	$3.57	$3.02	$2.92	$2.50	$2.25
Discontinued operations (4)	—	—	—	(0.09)	0.39
Net income	$3.57	$3.02	$2.92	$2.41	$2.64
Diluted Net Income (Loss) Per Share Attributable to Aon Shareholders
Continuing operations	$3.53	$2.99	$2.87	$2.46	$2.19
Discontinued operations (4)	—	—	—	(0.09)	0.38
Net income	$3.53	$2.99	$2.87	$2.37	$2.57
Balance Sheet Data
Fiduciary assets (2)	$11,871	$12,214	$10,838	$10,063	$10,835
Intangible assets including goodwill (3)	11,575	11,918	12,046	12,258	6,869
Total assets	30,251	30,486	29,552	28,982	22,958
Long-term debt	3,686	3,713	4,155	4,014	1,998
Total equity	8,195	7,805	8,120	8,306	5,431
Class A Ordinary Shares and Other Data
Dividends paid per share	$0.68	$0.62	$0.60	$0.60	$0.60
Price range:
High	84.33	57.92	54.58	46.24	46.19
Low	54.65	45.04	39.68	35.10	34.81
At year-end:
Market price	$83.89	$55.61	$46.80	$46.01	$38.34
Common shareholders	281	240	8,107	9,316	9,883
Shares outstanding	300.7	310.9	324.4	332.3	266.2
Number of employees	65,547	64,725	62,443	59,100	36,200

(1)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009) and CICA and Sterling Life Insurance Company (both sold in 2008).

(2)	Represents insurance premiums receivables from clients as well as cash and investments held in a fiduciary capacity.

(3)	In 2010, we completed the acquisition of Hewitt. In connection with the acquisition, we recorded intangible assets, including goodwill, of $5.7 billion.

(4)
For the years ended December 31, 2012, and 2011 amounts related to discontinued operations have been included in Other income to conform to amounts included in the Consolidated Financial Statements in this Form 10-K. These amounts in the years ended December 31, 2012 and 2011, which were historically included in Income (loss) from discontinued operations, have been reclassified to conform with current presentation. The amounts reclassified were $1 million loss and $4 million income for the years ended December 31, 2012 and 2011, respectively, from Income (loss) from discontinued operations to Other income. For the years ended December 31, 2010 and 2009, amounts related to discontinued operations remain in Income (loss) from discontinued operations as they are more meaningful to the presentation of continuing operations in those years.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY OF 2013 FINANCIAL RESULTS
During 2013, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these headwinds included economic weakness in continental Europe and a significant decline in investment income due to lower short-term interest rates globally. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and competitive pressures across continental Europe.
The following is a summary of our 2013 financial results:

•
Revenue increased $301 million, or 3%, compared to the prior year to $11.8 billion in 2013 due primarily to solid organic revenue growth of 3% in the Risk Solutions segment and 3% in the HR Solutions segment, and a 1% increase in commissions and fees resulting from acquisitions, net of divestitures, partially offset by a 1% unfavorable impact from foreign currency translation. The increase in revenue was driven by strong management of the renewal book portfolio and strong new business growth across our Retail business, as well as solid growth in our Reinsurance business, and new client wins in our HR Solutions segment with notable growth in heath care exchanges.

•
Operating expenses increased $226 million, or 2%, compared to the prior year to $10.1 billion in 2013 due primarily to an increase in expense associated with organic revenue growth of 3%, an increase in restructuring charges of $76 million and $20 million of legacy, non-recurring claims handling charges, partially offset by lower intangible asset amortization expenses of $28 million, a decrease in headquarters relocation costs of $19 million, benefits achieved from the restructuring plans and a $43.5 million favorable impact from settlement of a non-recurring, one-time legal matter.

•
Operating margin increased to 14.1% in 2013 from 13.9% in 2012. The increase in operating margin from the prior year is primarily related to organic revenue growth of 3%, decreased intangible asset amortization, and benefits achieved from the restructuring plans. Risk Solutions operating margin increased to 19.8% in 2013 from 19.6% in 2012. HR Solutions operating margin increased to 7.8% in 2013 from 7.4% in 2012.

•	Net income attributable to Aon shareholders was $1.1 billion, an increase of $120 million, or 12%, from $993 million in 2012. Diluted earnings per share increased to $3.53 in 2013 from $2.99 in 2012.

•
Cash flows provided by operating activities was $1.6 billion in 2013, an increase of $214 million, or 15%, from $1.4 billion in 2012, due primarily to growth in net income, strong working capital performance, and a decrease in pension contributions, partially offset by an increase in cash paid for taxes. Cash flow from operations in 2013 was also favorably impacted by the $43.5 million settlement of a non-recurring, one-time legal matter.

We focus on four key non-GAAP metrics that we communicate to shareholders: grow organically, expand adjusted margins, increase adjusted diluted earnings per share, and increase free cash flow. The following is our measure of performance against these four metrics for 2013:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% in 2013. Organic revenue growth was driven by solid growth across our businesses in both Risk and HR Solutions. In Risk Solutions, organic revenue growth was driven by strong management of the renewal book portfolio and strong new business growth across our Retail Business, as well as growth in treaty placements in Reinsurance. In HR Solutions, organic growth was driven by new client wins in outsourcing, primarily health care exchanges, and solid growth across consulting.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 19.0% for Aon overall, 22.5% for the Risk Solutions segment, and 16.7% for the HR Solutions segment in 2013. In 2012, adjusted operating margin was 18.6% for Aon overall, 21.7% for the Risk Solutions segment, and 16.6% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment reflects solid organic revenue growth and restructuring savings, partially offset by an unfavorable impact from foreign currency translation and a decline in fiduciary investment income. The increase in adjusted operating margin for the HR Solutions segment reflects solid organic revenue growth and restructuring savings, partially offset by continued investment in long-term growth opportunities.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $4.89

per share in 2013, an increase of $0.68 per share, or 16%, from $4.21 per share in 2012. The increase demonstrates solid operational performance and effective capital management despite a difficult business environment, as well as the impact of $1.1 billion of share repurchases during 2013.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," was $1.4 billion in 2013, an increase of $254 million, or 22%, from $1.2 billion in 2012. The increase in free cash flow from the prior year was driven by strong cash flow from operations of $1.6 billion in 2013 and a 15%, or $40 million, decrease in capital expenditures.

During 2013, we continued to execute against the strategic goals of the Redomestication. We believe the Redomestication will continue to strengthen our long term strategy by:

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

REVIEW OF CONSOLIDATED RESULTS
General
In our discussion of operating results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results.
Organic Revenue
We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations. Organic revenue is a non-GAAP measure and excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items. Supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages to the reported Commissions, fees and other revenue growth percentages, has been provided in the "Review by Segment" caption, below.
Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margin excludes the impact of certain items, including restructuring charges, intangible asset amortization and headquarters relocation costs. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

Year Ended December 31, 2013	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,815	$7,789	$4,057
Operating income — U.S. GAAP	$1,671	$1,540	$318
Restructuring charges	174	94	80
Intangible asset amortization	395	115	280
Headquarters relocation costs	5	—	—
Operating income — as adjusted	$2,245	$1,749	$678
Operating margins — U.S. GAAP	14.1%	19.8%	7.8%
Operating margins — as adjusted	19.0%	22.5%	16.7%

Year Ended December 31, 2012	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,514	$7,632	$3,925
Operating income — U.S. GAAP	$1,596	$1,493	$289
Restructuring charges	101	35	66
Intangible asset amortization	423	126	297
Headquarters relocation costs	24	—	—
Operating income — as adjusted	$2,144	$1,654	$652
Operating margins — U.S. GAAP	13.9%	19.6%	7.4%
Operating margins — as adjusted	18.6%	21.7%	16.6%

Year Ended December 31, 2011	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,287	$7,537	$3,781
Operating income — U.S. GAAP	$1,596	$1,413	$336
Restructuring charges	113	65	48
Legacy receivables write-off	18	18	—
Intangible asset amortization	362	129	233
Transaction related costs — UK reincorporation	3	—	—
Hewitt related costs	47	—	47
Operating income — as adjusted	$2,139	$1,625	$664
Operating margins — U.S. GAAP	14.1%	18.7%	8.9%
Operating margins — as adjusted	19.0%	21.6%	17.6%

(1)	Includes unallocated expenses and the elimination of inter-segment revenue.
Adjusted Diluted Earnings per Share
We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization, headquarters relocation costs, Hewitt related costs, and other unusual items, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

Year Ended December 31, 2013	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,671	$574	$2,245
Interest income	9	—	9
Interest expense	(210)	—	(210)
Other income	68	—	68
Income before income taxes	1,538	574	2,112
Income taxes	390	146	536
Net income	1,148	428	1,576
Less: Net income attributable to noncontrolling interests	35	—	35
Net income attributable to Aon shareholders	$1,113	$428	$1,541
Diluted earnings per share	$3.53	$1.36	$4.89
Weighted average common shares outstanding — diluted	315.4	315.4	315.4

Year Ended December 31, 2012	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,596	$548	$2,144
Interest income	10	—	10
Interest expense	(228)	—	(228)
Other income	2	2	4
Income before income taxes	1,380	550	1,930
Income taxes	360	144	504
Net income	1,020	406	1,426
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$993	$406	$1,399
Diluted earnings per share	$2.99	$1.22	$4.21
Weighted average common shares outstanding — diluted	332.6	332.6	332.6

Year Ended December 31, 2011	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,596	$543	$2,139
Interest income	18	—	18
Interest expense	(245)	—	(245)
Other income	19	19	38
Income before income taxes	1,388	562	1,950
Income taxes	378	153	531
Net income	1,010	409	1,419
Less: Net income attributable to noncontrolling interests	31	—	31
Net income attributable to Aon shareholders	$979	$409	$1,388
Diluted earnings per share	$2.87	$1.20	$4.07
Weighted average common shares outstanding — diluted	340.9	340.9	340.9
Free Cash Flow
We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a non-GAAP measure of our core operating performance. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures.

Reconciliations of this non-GAAP measure to Cash flow provided by operations are as follows (in millions):

Years Ended December 31,	2013	2012	2011
Cash flow provided by operations-U.S. GAAP	$1,633	$1,419	$1,018
Less: Capital expenditures	(229)	(269)	(241)
Free cash flow	$1,404	$1,150	$777
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income, using current year's foreign exchange rates. Using this illustrative methodology, currency fluctuations had an unfavorable impact of $0.03, $0.06, and favorable impact of $0.04 during the years ended December 31, 2013, 2012, and 2011, respectively, on adjusted net income per diluted share, when we translate prior year results at current year end foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policy or practices for amounts included in the Consolidated Financial Statements.
Summary of Results
Our consolidated results of operations follow (in millions):

Years ended December 31,	2013	2012	2011
Revenue:
Commissions, fees and other	$11,787	$11,476	$11,235
Fiduciary investment income	28	38	52
Total revenue	11,815	11,514	11,287
Expenses:
Compensation and benefits	6,945	6,709	6,567
Other general expenses	3,199	3,209	3,124
Total operating expenses	10,144	9,918	9,691
Operating income	1,671	1,596	1,596
Interest income	9	10	18
Interest expense	(210)	(228)	(245)
Other income	68	2	19
Income before income taxes	1,538	1,380	1,388
Income taxes	390	360	378
Net income	1,148	1,020	1,010
Less: Net income attributable to noncontrolling interests	35	27	31
Net income attributable to Aon shareholders	$1,113	$993	$979
Consolidated Results for 2013 Compared to 2012
Revenue
Revenue increased by $301 million, or 3%, to $11.8 billion in 2013, compared to $11.5 billion in 2012. The increase was driven by organic revenue growth of 3% in the Risk Solutions segment and 3% in the HR Solutions segment. Organic growth in the Risk Solutions segment was driven by solid growth across both Retail and Reinsurance. Strong growth in Latin America, solid new business growth in U.S. Retail and strong management of the renewal book portfolio across the region drove organic revenue growth in the Americas. International organic revenue growth was driven by strong growth in Asia, emerging markets and New Zealand. Reinsurance organic growth was driven by growth in international treaty placements. Organic growth in the HR Solutions segment was driven by strong growth in health care exchanges, growth in investment and compensation consulting and strong growth in health care exchanges, modest growth in benefits administration and HR BPO, partially offset by a modest decline in actuarial services in retirement consulting.

Compensation and Benefits
Compensation and benefits increased $236 million, or 4%, compared to 2012. The increase was driven by an increase in expense associated with 3% organic revenue growth, partially offset by the impact of realization of benefits from restructuring initiatives.
Other General Expenses
Other general expenses remained flat in 2013 compared to 2012 due largely to a decrease in intangible amortization of $28 million, decreased costs related to the headquarters relocation of $19 million, a $43.5 million favorable impact from settlement of a non-recurring one-time legal matter and restructuring savings, partially offset by a $76 million increase in formal restructuring costs and $20 million of legacy, non-recurring claims handling charges.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $1 million, or 10%, from 2012, due to lower average interest rates globally and lower average cash balances.
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, decreased $18 million, or 8%, from 2012. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.
Other Income
Other income increased $66 million from $2 million in 2012 to $68 million in 2013. Other income in 2013 includes $28 million in gains on investments, equity earnings of $20 million, foreign exchange gains of $13 million, and $10 million in gains on disposal of businesses, partially offset by a $10 million loss from derivatives. Other income in 2012 includes equity earnings of $13 million and $7 million in gains on investments, partially offset by foreign exchange losses of $19 million.
Income before Income Taxes
Income before income taxes was $1.5 billion in 2013, an increase of $158 million, or 11%, from $1.4 billion in 2012.
Income Taxes
The effective tax rate on net income was 25.4% in 2013 and 26.1% in 2012. The 2013 rate reflects certain discrete tax adjustments and changes in the geographic distribution of income. The 2012 rate reflects the release of a valuation allowance relating to foreign tax credits and net operating losses, partially offset by the impact of a U.K. tax rate change. The effective tax rate is expected to decrease over time.
Net Income
Net income increased to $1.1 billion ($3.53 diluted net income per share) in 2013, compared to $1.0 billion ($2.99 diluted net income per share) in 2012.
Consolidated Results for 2012 Compared to 2011
Revenue
Revenue increased by $227 million, or 2%, to $11.5 billion in 2012, compared to $11.3 billion in 2011. The increase was driven by organic revenue growth of 4% for both the Risk Solutions and HR Solutions segments. Organic growth in the Risk Solutions segment was driven by solid growth across all regions, including strong new business growth for U.S. retail and continued management of the renewal book portfolio in the Americas. International organic revenue growth was driven by strong growth in Asia and in emerging markets, as well as modest growth in continental Europe. Reinsurance organic growth was driven by strong growth across global treaty, driven by favorable pricing in the near-term and new business growth, partially offset by a significant decline in capital market transactions and advisory business. Organic growth in the HR Solutions segment was driven by growth in investment consulting, pension administration services, talent and rewards, and communications consulting, as well as new client wins in HR BPO, partially offset by a modest decline in benefits administration.

Compensation and Benefits
Compensation and benefits increased $142 million, or 2%, compared to 2011. The increase was driven by 4% organic revenue growth, partially offset by the impact of realization of benefits from restructuring initiatives.
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
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, decreased $17 million, or 7%, from 2011. The decrease was due primarily to lower average debt outstanding during the year, as well as the use of commercial paper to meet short-term working capital needs.
Other Income
Other income in 2012 of $2 million decreased $17 million from 2011. The decrease in income was the result of foreign exchange gains (losses) that were $26 million of additional loss in 2012 and an $11 million decrease in gains related to long-term investments, partially offset by $6 million of additional income from equity method investments and $19 million loss on extinguishment of debt in 2011.
Income before Income Taxes
Income before income taxes was $1.4 billion, flat compared to $1.4 billion in 2011.
Income Taxes
The effective tax rate on income was 26.1% in 2012 and 27.3% in 2011. The 2012 rate reflects the release of a valuation allowance relating to foreign tax credits and net operating losses, partially offset by the impact of a U.K. tax rate change. The 2011 rate reflects the release of a valuation allowance relating to foreign tax credits offset partially by net unfavorable deferred tax adjustments in non-U.S. jurisdictions including the impact of a U.K. tax rate change.
Net Income
Net income remained at $1.0 billion ($2.99 diluted net income per share) in 2012 compared to $1.0 billion ($2.87 diluted net income per share) in 2011.
Restructuring Initiatives
Aon Hewitt Restructuring Plan
On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt. The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization, the Health & Benefits organization and shared services and facility rationalization across the company. The Aon Hewitt Plan included approximately 2,960 job eliminations. The Aon Hewitt Plan resulted in cumulative costs of $429 million through the end of the plan, which closed in 2013. The costs incurred consisted of approximately $266 million in employee termination costs and approximately $163 million in real estate rationalization across the company.
For the $429 million of total costs, approximately $174 million, $98 million, and $105 million were incurred in 2013, 2012, and 2011, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The plan was closed December 2013.

The following summarizes the restructuring and related costs, by type, that were incurred related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	2013	Completed Plan Total
Workforce reduction	$49	$64	$74	$79	$266
Lease consolidation	3	32	18	83	136
Asset impairments	—	7	4	7	18
Other costs associated with restructuring (2)	—	2	2	5	9
Total restructuring and related expenses	$52	$105	$98	$174	$429
The following summarizes the restructuring and related expenses for both reportable segments that were incurred related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	2013	Completed Plan Total
HR Solutions	$52	$49	$66	$80	$247
Risk Solutions	—	56	32	94	182
Total restructuring and related expenses	$52	$105	$98	$174	$429

(1)
Costs included in the Risk Solutions segment are due to the inclusion of the health and benefits consulting business in the Risk Solutions segment, which was transferred from HR Solutions to Risk Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

We estimate that we realized approximately $329 million and $236 million of cost savings before any reinvestment in 2013 and 2012, respectively. Approximately $260 million and $69 million of the costs savings before reinvestment in 2013 was realized in the HR Solutions segment and Risk Solutions segment, respectively.

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
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and are not a source of liquidity for us.
Cash and cash equivalents and Short-term investments increased $363 million to $1.0 billion in 2013. During 2013, cash flow from operating activities increased $214 million to $1.6 billion. Additional sources of funds in 2013 included $93 million in sales of long-term investments and issuance of debt net of net of repayments of $227 million. The primary uses of funds in 2013 included share repurchases of $1.1 billion, cash contributions to our major defined benefit plans of $523 million, capital expenditures of $229 million, dividends paid to shareholders of $212 million, and net purchases of short term investments of $174 million.
Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we manage our business to ensure we maintain our current investment grade ratings. At December 31, 2013, we had no borrowings on these credit lines.

Operating Activities
Net cash provided by operating activities in 2013 increased $214 million to $1.6 billion compared to $1.4 billion in 2012. The primary driver of the cash provided by operating activities was net income of $1.1 billion and adjustments for non-cash items of $856 million, primarily related to depreciation, amortization, and stock compensation expense. These items were partially offset by pension contributions of $523 million. Net cash provided by operating activities was favorably impacted by a $43.5 million settlement of a non-recurring, one-time legal matter. Pension contributions during 2013 were $523 million compared to $638 million in 2012. In 2014, we expect to contribute $385 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates. In 2014, we also expect to have cash payments related to restructuring plans of $92 million.
We expect cash generated by operations for 2013 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at December 31, 2013.  We can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash flow used for investing activities in 2013 was $339 million. The primary drivers of the cash flow used for investing activities were capital expenditures of $229 million, net purchases of short term investments of $174 million, acquisitions of businesses, net of cash acquired of $54 million, partially offset by sales of long term investments of $93 million.
Cash flow provided by investing activities in 2012 was $177 million. The primary drivers of the cash flow provided by investing activities were sales of long term investments for $178 million and net sales of short term investments for $440 million, partially offset by acquisitions of $160 million, and capital expenditures of $269 million.
Cash flow used for investing activities in 2011 was $186 million. The primary drivers of the cash flow used for investing activities were acquisitions of $97 million, primarily related to the acquisition of Glenrand, net purchases of non-fiduciary short-term investments for $8 million, and capital expenditures of $241 million, partially offset by the sale of businesses for $9 million, consisting of proceeds from several small dispositions, and sales, net of purchases, of long-term investments for $160 million.
Financing Activities
Cash flow used for financing activities during 2013 was $1.0 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $1.1 billion and dividends paid to shareholders of $212 million, partially offset by issuances of debt, net of repayments, of $227 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $98 million.
Cash flow used for financing activities during 2012 was $1.6 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $1.1 billion and dividends paid to shareholders of $204 million, partially offset by issuances of debt, net of repayments, of $344 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $118 million.
Cash flow used for financing activities during 2011 was $896 million. The primary drivers of the cash flow used for financing activities were share repurchases of $828 million and dividends paid to shareholders of $200 million, and dividends paid to, and purchase of shares from non-controlling interests were $54 million, partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $201 million.
Cash and Investments
At December 31, 2013, our cash and cash equivalents and short-term investments were $1.0 billion, an increase of $363 million compared to the balance of $637 million as of December 31, 2012. Of the total balance as of December 31, 2013, $214 million was restricted as to its use, which was comprised of $126 million of operating funds in the U.K. as required by the FCA and $88 million held as collateral for various business purposes. At December 31, 2013, $516 million of cash and cash equivalents and short-term investments were held in the U.S. and $484 million were held in other countries. Of the total balance as of December 31, 2012, $200 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the FCA and $76 million held as collateral for various business purposes. At December 31, 2012, $138 million of cash and cash equivalents and short-term investments were held in the U.S. and $499 million was held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S., if repatriated, could have an unfavorable tax impact.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and investments of $3.8 billion and $4.0 billion and fiduciary receivables of $8.1 billion and $8.2 billion at December 31, 2013 and 2012, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.
As disclosed in Note 15 "Fair Value Measurements and Financial Instruments" of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Consistent with market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any market liquidity issues that would materially impact the fair value of these investments.
As of December 31, 2013, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.
The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents and Short-term investments as of December 31, 2013 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$477	$—	$2,222	$2,699
Money market funds	—	523	1,531	2,054
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	—	—	—
Cash and investments	477	523	3,778	4,778
Fiduciary receivables	—	—	8,093	8,093
Total	$477	$523	$11,871	$12,871
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
During 2013, the Company repurchased 16.8 million shares at an average price per share of $65.65 for a total cost of $1.1 billion under the 2012 Share Repurchase Program. During 2012, the Company repurchased 21.6 million shares at an average price per share of $52.16 for a total cost of $1.1 billion under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $2.9 billion. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 36.3 million shares for an aggregate cost of $2.1 billion.
For information regarding share repurchases made during the fourth quarter of 2012, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" as previously described.

Dividends
During 2013, 2012, and 2011, we paid dividends on our Class A Ordinary Shares of $212 million, $204 million, and $200 million, respectively. Dividends paid per Class A Ordinary Share were $0.68, $0.62, and $0.60 for the years ended December 31, 2013, 2012, and 2011, respectively.
Redomestication
As a U.K. incorporated company, we must have "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). On April 4, 2012, we received approval from the English Companies Court to reduce our share premium and in connection with that approval, recognized distributable reserves in the amount of $8.0 billion. As of December 31, 2013 and 2012, we had distributable reserves of $5.9 billion and $7.0 billion, respectively.
Borrowings
Total debt at December 31, 2013 was $4.4 billion, which represents an increase of $224 million compared to December 31, 2012. During 2013, the €500 million ($685 million) debt securities due July 2014 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
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
On November 21, 2013, the Company issued $350 million in aggregate principal amount of 4.00% Notes Due 2023. The 4.00% Notes Due 2023 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.
Our total debt as a percentage of total capital attributable to Aon shareholders was 35.0% at both December 31, 2013 and December 31, 2012.
Credit Facilities
At December 31, 2013, we have a five-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility") that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support. Additionally, we have a five-year €650 million ($890 million at December 31, 2013 exchange rate) Euro Facility available, which expires in October 2015. At December 31, 2013, we had no borrowings under either of these credit facilities.
On April 29, 2013, we amended our Euro Facility agreement to add Aon plc as an additional borrower.
For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA") to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1. For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1. For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon's $450 million Term Loan Facility. We were in compliance with these and all other covenants during 2013.
Shelf Registration Statement
On August 31, 2012, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, securities, preference shares, Class A Ordinary Shares and convertible securities. The availability of any potential liquidity for these types of securities is dependent on investor demand, market conditions and other factors. Our March 2013 offering of $90 million of 4.25% Notes Due 2042, May 2013 offering of $250 million of 4.45% Notes Due 2043, and November 2013 offering of $350 million of 4.00% Notes Due 2023 utilized this registration statement.

Rating Agency Ratings
The major rating agencies' ratings of our debt at February 18, 2014 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor's	A-	A-2	Stable
Moody's Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
During 2013, Standard & Poor's upgraded their rating of our senior long-term debt from BBB+ to A-. Additionally, Moody's Investor Services changed their outlook from stable to positive. A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether, or may impact future pension contribution requirements.
Letters of Credit and Other Guarantees
We had total letters of credit ("LOCs") outstanding for approximately $71 million at December 31, 2013, compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $98 million at December 31, 2013 compared to $104 million at December 31, 2012.
Adequacy of Liquidity Sources
We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future. We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See Item 1, "Information Concerning Forward-Looking Statements" and Item 1A, "Risk Factors."
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2013 (in millions):

	Payments due in
	2014	2015 – 2016	2017 – 2018	2019 and beyond	Total
Short- and long-term borrowings	$703	$1,119	$356	$2,211	$4,389
Interest expense on debt	224	336	283	1,440	2,283
Operating leases	409	705	537	903	2,554
Pension and other postretirement benefit plan (1) (2)	373	623	463	657	2,116
Purchase obligations (3) (4) (5)	369	317	113	123	922
Insurance premiums payable	11,871	—	—	—	11,871
	$13,949	$3,100	$1,752	$5,334	$24,135

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

(2)
In 2013, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute an average of$11 million per year to that pension plan for the next three years. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2013, the estimated winding-up deficit was £150 million ($243 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

(3)
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including what is to be purchased, at what price and the approximate timing of the transaction. Most of our purchase obligations are related to purchases of information technology services or other service contracts.

(4)
Excludes $34 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)	Excludes $164 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when cash settlements will be made.
Financial Condition
At December 31, 2013, our net assets of $8.2 billion, representing total assets minus total liabilities, increased from $7.8 billion at December 31, 2012. The increase was due primarily to Net income of $1.1 billion for the year ended December 31, 2013, a decrease in Accumulated other comprehensive loss of $236 million related primarily to a decrease in the post-retirement benefit obligation, partially offset by share repurchases of $1.1 billion and dividends of $212 million. Working capital decreased by $113 million from $1.0 billion at December 31, 2012 to $919 million at December 31, 2013.
Equity
Equity at December 31, 2013 was $8.2 billion, an increase of $390 million from December 31, 2012. The increase resulted primarily from Net income of $1.1 billion, a decrease in Accumulated other comprehensive loss of $236 million, partially offset by share repurchases of $1.1 billion and $212 million of dividends to shareholders.
The $236 million decrease in Accumulated other comprehensive loss from December 31, 2012, primarily reflects the following:

•	negative net foreign currency translation adjustments of $65 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $293 million in net post-retirement benefit obligations,

•	net derivative gains of $6 million, and

•	net investment gains of $1 million.

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

Risk Solutions

Years ended December 31	2013	2012	2011
Revenue	$7,789	$7,632	$7,537
Operating income	1,540	1,493	1,413
Operating margin	19.8%	19.6%	18.7%
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. During 2013, we continued to see improvement in pricing on average globally; however, we would still consider this to be a "soft market," which began in 2007. In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In 2013, pricing showed signs of stabilization and improvement in our retail brokerage product lines.
Additionally, beginning in late 2008 and continuing through 2013, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak global economic conditions have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.
Risk Solutions generated approximately 66% of our consolidated total revenues in 2013. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.
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
Revenue
Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

Years ended December 31	2013	2012	2011
Retail brokerage:
Americas	$3,191	$3,071	$3,001
International (1)	3,065	3,018	3,021
Total retail brokerage	6,256	6,089	6,022
Reinsurance brokerage	1,505	1,505	1,463
Total	$7,761	$7,594	$7,485
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
In 2013, commissions, fees and other revenue increased $167 million, or 2%, compared to 2012 due to 3% organic revenue growth, partially offset by a 1% unfavorable impact from foreign currency exchange rates. Organic revenue growth was driven primarily by strong growth in Latin America, Asia and emerging markets, solid growth in U.S. Retail, as well as growth in treaty placements in the Reinsurance business.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2013 versus 2012 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	4%	(1)%	—%	5%
International (1)	2	—	—	2
Total retail brokerage	3	(1)	—	4
Reinsurance brokerage	—	(1)	(1)	2
Total	2%	(1)%	—%	3%
 ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
        Retail brokerage Commissions, fees and other revenue increased 3% in 2013 driven by 4% organic revenue growth, reflecting revenue growth in both the Americas and International business, partially offset by a 1% impact from unfavorable foreign currency exchange rates in the Americas.
        Americas Commissions, fees and other revenue increased 4% in 2013 reflecting 5% organic revenue growth driven by strong growth in Latin America and new business generation in U.S. Retail, partially offset by a 1% impact from unfavorable foreign currency exchange rates.
        International Commissions, fees and other revenue increased 2% in 2013 reflecting 2% organic revenue growth driven by strong growth across emerging markets, New Zealand and Asia, partially offset by a decline in certain countries across continental Europe.
        Reinsurance Commissions, fees and other revenue was flat compared to the prior year due to 2% organic revenue growth driven primarily by net new business growth in treaty placements, partially offset by a 1% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures.
Operating Income
Operating income increased $47 million, or 3%, from 2012 to $1.5 billion in 2013. In 2013, operating income margins in this segment were 19.8%, up 20 basis points from 19.6% in 2012. Operating margin improvement was driven by revenue growth and savings related to the restructuring programs, which was partially offset by the unfavorable impact from foreign currency translation and a decline in fiduciary investment income.
HR Solutions

Years ended December 31	2013	2012	2011
Revenue	$4,057	$3,925	$3,781
Operating income	318	289	336
Operating margin	7.8%	7.4%	8.9%
Our HR Solutions segment generated approximately 34% of our consolidated total revenues in 2013 and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions globally continued throughout 2013. The prolonged economic downturn is adversely impacting our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.
Revenue
Commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2013	2012	2011
Consulting services	$1,626	$1,585	$1,546
Outsourcing	2,469	2,372	2,258
Intersegment	(38)	(32)	(23)
Total	$4,057	$3,925	$3,781
Commissions, fees and other revenue for HR Solutions increased $132 million, or 3%, in 2013 compared to 2012 due to 3% organic growth in commissions and fees in 2013.
Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2013 versus 2012 is as follows:

Year ended December 31	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	3%	(1)%	1%	3%
Outsourcing	4	—	1	3
Intersegment	N/A	N/A	N/A	N/A
Total	3%	—%	—%	3%
        Consulting services revenue increased $41 million, or 3%, due primarily to organic revenue growth of 3%, driven by solid growth in investment and compensation consulting, pension administration services for certain project-related work, talent and rewards, and communication consulting, partially offset by a decline in actuarial services in retirement consulting.
        Outsourcing revenue increased $97 million, or 4%, due primarily to 3% organic revenue growth driven by strong growth in the health care exchanges, modest growth in benefits administration and HR BPO business, and 1% favorable impact from acquisitions, net of divestitures.
Operating Income
Operating income was $318 million, an increase of $29 million, or 10%, from 2012. This increase was primarily driven by organic revenue growth and savings related to the Aon Hewitt restructuring program, partially offset by continued

investment in long-term growth opportunities. Margins in this segment for 2013 were 7.8%, an increase of 40 basis points from 7.4% in 2012 driven by strong organic revenue growth and savings related to the Aon Hewitt restructuring program, partially offset by continued investment in long-term growth opportunities.
Unallocated Income and Expense
A reconciliation of our operating income to income before income taxes is as follows (in millions):

Years ended December 31	2013	2012	2011
Operating income:
Risk Solutions	$1,540	$1,493	$1,413
HR Solutions	318	289	336
Unallocated	(187)	(186)	(153)
Operating income	1,671	1,596	1,596
Interest income	9	10	18
Interest expense	(210)	(228)	(245)
Other income	68	2	19
Income before income taxes	$1,538	$1,380	$1,388
Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses remained relatively flat in 2013 compared to 2012.
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $1 million, or 10%, from 2012, due to lower average interest rates globally and lower average cash balances.
Interest expense, which represents the cost of our worldwide debt obligations, decreased $18 million, or 8%, from 2012, which is primarily due to a decline in the average interest rate on total debt outstanding.
Other income increased $66 million from $2 million in 2012 to $68 million in 2013. Other income in 2013 includes $28 million in gains on investments, equity earnings of $20 million, foreign exchange gains of $13 million, and $10 million in gains on disposal of businesses, partially offset by $10 million in losses from derivatives. Other income in 2012 includes equity earnings of $13 million and $7 million gains on investments, partially offset by foreign exchange losses of $19 million.
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
Revenue Recognition
Risk Solutions segment revenues primarily include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured. For brokerage commissions, revenue is typically recognized at the completion of the placement process, assuming all other criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.

HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all other criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all other criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all other criteria to recognize revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.
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
In most cases, workforce reductions are made pursuant to an ongoing arrangement. We recognize the workforce reduction costs related to restructuring activities resulting from an ongoing benefit arrangement when we identify the specific classification (or functions) and locations of the employees being terminated and notify the employees.
Although it occurs less frequently, when a workforce reduction is made pursuant to a one-time benefit arrangement, we recognize the workforce reduction costs related to restructuring activities resulting from a one-time benefit arrangement when we identify the specific classification (or functions) and locations of the employee(s) being terminated, notify the employee(s), and expect to terminate the employee(s) within the legally required notification period. When employees receive incentives to stay beyond the legally required notification period, we recognize the cost of their termination benefits over the remaining service period.
Lease termination costs
Where we have provided notice of cancellation pursuant to a lease agreement or vacated space and have no intention of reoccupying it, we recognize a loss and corresponding liability. The liability reflects our best estimate of the fair value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss and corresponding liability, we estimate sublease income based on all information that is reasonably available, which typically includes current market quotes for similar properties.
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
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada. Our significant U.S., U.K. and Canadian pension plans are closed to new entrants. We have ceased crediting future benefits relating to salary and service for our U.S., U.K. and Canadian plans.
Recognition of gains and losses and prior service
Certain changes in the value of the obligation and in the value of plan assets, which may occur due to various factors such as changes in the discount rate and actuarial assumptions, actual demographic experience and/or plan asset performance are not immediately recognized in net income. Such changes are recognized in Other comprehensive income and are amortized into net income as part of the net periodic benefit cost.
Unrecognized gains and losses that have been deferred in Other comprehensive income, as previously described, are amortized into Compensation and benefits expense as a component of periodic pension expense based on the average expected future service of active employees for our plans in the Netherlands and Canada, or the average life expectancy of the U.S. and U.K. plan members. After the effective date of the plan amendments to cease crediting future benefits relating to service, unrecognized gains and losses are also be based on the average life expectancy of members in the Canadian plans. We amortize any prior service expense or credits that arise as a result of plan changes over a period consistent with the amortization of gains and losses.
As of December 31, 2013, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our combined experience loss, the number of years over which we are amortizing the experience loss, and the estimated 2014 amortization of loss by country (amounts in millions):

	U.K.	U.S.	Other
Combined experience loss	$2,012	$1,219	$402
Amortization period (in years)	29	26	11 - 23
Estimated 2014 amortization of loss	$53	$44	$10
The unrecognized prior service cost at December 31, 2013 was $27 million in the U.K. and Other plans.
For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2013, the market-related value of assets was $1.8 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2013, the fair value of plan assets was $1.9 billion.
Our non-U.S. plans use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix as of December 31, 2013:

	U.K.	U.S.	Other
Expected return (in total)	6.0%	8.8%	5.6 - 6.5%
Expected return on equities (1)	9.4%	9.7%	7.5 - 8.3%
Expected return on fixed income	4.8%	6.6%	4.7 - 4.8%
Asset mix:
Target equity (1)	28.4%	70.0%	39.1-60.0%
Target fixed income	71.6%	30.0%	40.0 - 60.9%

(1)	Includes investments in infrastructure, real estate, limited partnerships and hedge funds.
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
The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2013 was 69% equity and 31% fixed income securities for the qualified plan.
The investment policy for each U.K. and non-U.S. pension plans is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K. and non-U.S. category, our target allocation presents a range of the target allocation of each plan. Further, target allocations are subject to change. As of December 31, 2013, the U.K. and non-U.S. plans were invested between 30% and 50% in equity and between 50% and 70% in fixed income securities.
Impact of changing economic assumptions
Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.
Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our projected benefit obligation at December 31, 2013 (in millions):

Estimated liability discount rate Increase (decrease) in projected benefit obligation of December 31, 2013 (1)	100 Basis Point Change in Discount Rate
	Increase	Decrease
U.K. plans	$(989)	$1,057
U.S. plans	(273)	386
Other plans	(171)	251

(1)
Increases to the projected benefit obligation reflect increases to the Company's pension obligations, while decreases in the projected benefit obligation are recoveries toward fully funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2014 pension expense (in millions):

	100 Basis Point Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(32)	$28
U.S. plans	(1)	—
Other plans	(2)	2
Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2014 pension expense (in millions):

	100 Basis Point Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(54)	$54
U.S. plans	(18)	18
Other plans	(11)	11
Estimated future contributions
We estimate contributions of approximately $385 million in 2014 as compared with $523 million in 2013.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either trademarks, customer relationships, technology, non-compete agreements, or other purchased intangibles.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In the fourth quarter, we also test the acquired tradenames (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2013 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.
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
In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2013 and 2012, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2013. If we are required to record impairment charges in the future, they could materially impact our results of operations.
Contingencies
We define a contingency as an existing condition that involves a degree of uncertainty as to a possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Under U.S. GAAP, we are required to establish reserves for loss contingencies when the loss is probable and we can reasonably estimate its financial impact. We are required to assess the likelihood of material adverse judgments or outcomes, as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual item. The required reserves may change due to new developments in each issue. We do not recognize gain contingencies until the contingency is resolved and amounts due are probable of collection.
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
Share Option Accounting
We generally use a lattice-binomial option-pricing model to value share options granted. Lattice-based option valuation models use a range of assumptions over the expected term of the options, and estimate expected volatilities based on the average of the historical volatility of our share price and the implied volatility of traded options on our shares. No share options were granted during 2013 or 2012.
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
Restricted Share Units
Restricted share units ("RSUs") are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant.
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
The largest performance-based share-based payment award plan is the LPP, which has a three-year performance period. The 2011 to 2013 performance period ended on December 31, 2013, the 2010 to 2012 performance period ended on December 31, 2012, the 2009 to 2011 performance period ended on December 31, 2011, and the 2008 to 2010 performance period ended on December 31, 2010. The LPP currently has two open performance periods: 2012 to 2014 and 2013 to 2015. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2013 expense by approximately $5.9 million, while a 10% downward adjustment would have decreased our expense by approximately $5.9 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.
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
We operate in many jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we typically obtain professional guidance, when available, and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. In addition, several factors could increase the future level of uncertainty over our tax liabilities, including the following:

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
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S dollar and the Euro, British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee. We use over-the-counter ("OTC") options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earned approximately 30% of its 2013 revenue in U.S. dollars and 6% of its revenue in Euros, but most of its expenses are incurred in Pounds Sterling. At December 31, 2013, we have hedged 45% and 81% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2014 and 2015, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $40 million and $17 million at December 31, 2014 and 2015 respectively.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $21 million and $32 million to 2014 and 2015 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $51 million and $54 million to 2014 and 2015 pretax income, respectively.
We have long-term debt outstanding with a fair market value of $3.9 billion and $4.2 billion at December 31, 2013 and 2012, respectively. This fair value was greater than the carrying value by $208 million at December 31, 2013, and $449 million greater than the carrying value at December 31, 2012. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 6% at both December 31, 2013 and 2012.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc
We have audited the accompanying consolidated statements of financial position of Aon plc as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon plc at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon plc's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 18, 2014 expressed an unqualified opinion thereon.
Chicago, Illinois
February 18, 2014

Aon plc
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2013	2012	2011
Revenue
Commissions, fees and other		$11,787	$11,476	$11,235
Fiduciary investment income		28	38	52
Total revenue		11,815	11,514	11,287
Expenses
Compensation and benefits		6,945	6,709	6,567
Other general expenses		3,199	3,209	3,124
Total operating expenses		10,144	9,918	9,691
Operating income		1,671	1,596	1,596
Interest income		9	10	18
Interest expense		(210)	(228)	(245)
Other income		68	2	19
Income before income taxes		1,538	1,380	1,388
Income taxes		390	360	378
Net income		1,148	1,020	1,010
Less: Net income attributable to noncontrolling interests		35	27	31
Net income attributable to Aon shareholders		$1,113	$993	$979
Basic net income per share attributable to Aon shareholders		$3.57	$3.02	$2.92
Diluted net income per share attributable to Aon shareholders		$3.53	$2.99	$2.87
Cash dividends per share paid on ordinary shares		$0.68	$0.62	$0.60
Weighted average ordinary shares outstanding — basic		311.4	328.5	335.5
Weighted average ordinary shares outstanding — diluted		315.4	332.6	340.9
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

(millions)	Years Ended December 31	2013	2012	2011
Net income		$1,148	$1,020	$1,010
Less: Net income attributable to noncontrolling interests		35	27	31
Net income attributable to Aon shareholders		$1,113	$993	$979
Other comprehensive gain (loss), net of tax:
Change in fair value of investments		1	—	—
Change in fair value of derivatives		6	9	(13)
Foreign currency translation adjustments		(65)	109	(43)
Post-retirement benefit obligation		293	(358)	(396)
Total other comprehensive gain (loss)		235	(240)	(452)
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(1)	—	1
Total other comprehensive gain (loss) attributable to Aon shareholders		236	(240)	(453)
Comprehensive income attributable to Aon shareholders		$1,349	$753	$526
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

(millions, except nominal value)	As of December 31	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$477	$291
Short-term investments		523	346
Receivables, net		2,896	3,101
Fiduciary assets		11,871	12,214
Other current assets		563	430
Total Current Assets		16,330	16,382
Goodwill		8,997	8,943
Intangible assets, net		2,578	2,975
Fixed assets, net		791	820
Investments		132	165
Non-current deferred tax assets		193	285
Other non-current assets		1,230	916
TOTAL ASSETS		$30,251	$30,486
LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$11,871	$12,214
Short-term debt and current portion of long-term debt		703	452
Accounts payable and accrued liabilities		1,931	1,853
Other current liabilities		906	831
Total Current Liabilities		15,411	15,350
Long-term debt		3,686	3,713
Non-current deferred tax liabilities		420	306
Pension, other post retirement, and post employment liabilities		1,607	2,276
Other non-current liabilities		932	1,036
TOTAL LIABILITIES		22,056	22,681
EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2013 - 300.7; 2012 - 310.9)		3	3
Additional paid-in capital		4,785	4,436
Retained earnings		5,731	5,933
Accumulated other comprehensive loss		(2,374)	(2,610)
TOTAL AON SHAREHOLDERS' EQUITY		8,145	7,762
Noncontrolling interests		50	43
TOTAL EQUITY		8,195	7,805
TOTAL LIABILITIES AND EQUITY		$30,251	$30,486
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders' Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total
Balance at January 1, 2011	385.9	$4,386	$7,861	$(2,079)	$(1,917)	$55	$8,306
Net income	—	—	979	—	—	31	1,010
Shares issued — employee benefit plans	0.5	113	(1)	—	—	—	112
Shares purchased	—	—	—	(828)	—	—	(828)
Shares reissued — employee benefit plans	—	(354)	(45)	354	—	—	(45)
Tax benefit — employee benefit plans	—	36	—	—	—	—	36
Share compensation expense	—	235	—	—	—	—	235
Dividends to stockholders	—	—	(200)	—	—	—	(200)
Change in net derivative gains/losses	—	—	—	—	(13)	—	(13)
Net foreign currency translation adjustments	—	—	—	—	(44)	1	(43)
Net post-retirement benefit obligation	—	—	—	—	(396)	—	(396)
Purchase of subsidiary shares from noncontrolling interests	—	(9)	—	—	—	(15)	(24)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(30)	(30)
Balance at December 31, 2011	386.4	4,407	8,594	(2,553)	(2,370)	42	8,120
Net income	—	—	993	—	—	27	1,020
Retirement of treasury shares	(60.0)	(60)	(2,412)	2,472	—	—	—
Shares issued — employee benefit plans	4	29	—	—	—	—	29
Shares purchased	(20)	—	(1,025)	(100)	—	—	(1,125)
Shares reissued — employee benefit plans	—	(181)	(13)	181	—	—	(13)
Tax benefit — employee benefit plans	—	33	—	—	—	—	33
Share-based compensation expense	—	212	—	—	—	—	212
Dividends to shareholders	—	—	(204)	—	—	—	(204)
Change in net derivative gains/losses	—	—	—	—	9	—	9
Net foreign currency translation adjustments	—	—	—	—	109	—	109
Net post-retirement benefit obligation	—	—	—	—	(358)	—	(358)
Purchase of subsidiary shares from non-controlling interest	—	(1)	—	—	—	1	—
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(27)	(27)
Balance at December 31, 2012	310.9	4,439	5,933	—	(2,610)	43	7,805
Net income	—	—	1,113	—	—	35	1,148
Shares issued — employee benefit plans	0.7	28	(1)	—	—	—	27
Shares issued — employee compensation	5.9	(50)	—	—	—	—	(50)
Shares purchased	(16.8)	—	(1,102)	—	—	—	(1,102)
Tax benefit — employee benefit plans	—	74	—	—	—	—	74
Share-based compensation expense	—	300	—	—	—	—	300
Dividends to shareholders	—	—	(212)	—	—	—	(212)
Net change in fair value of investments	—	—	—	—	1	—	1
Change in net derivative gains/losses	—	—	—	—	6	—	6
Net foreign currency translation adjustments	—	—	—	—	(64)	(1)	(65)
Net post-retirement benefit obligation	—	—	—	—	293	—	293
Purchase of subsidiary shares from non-controlling interest	—	(3)	—	—	—	(8)	(11)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(19)	(19)
Balance at December 31, 2013	300.7	$4,788	$5,731	$—	$(2,374)	$50	$8,195
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,148	$1,020	$1,010
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses, net		(65)	—	(6)
Depreciation of fixed assets		240	232	220
Amortization of intangible assets		395	423	362
Share-based compensation expense		300	212	235
Deferred income taxes		(14)	(95)	146
Change in assets and liabilities:
Fiduciary receivables		(4)	(1,402)	(14)
Short-term investments — funds held on behalf of clients		156	239	(713)
Fiduciary liabilities		(152)	1,163	727
Receivables, net		141	106	(494)
Accounts payable and accrued liabilities		48	(37)	—
Restructuring reserves		15	(46)	(73)
Current income taxes		(116)	185	120
Pension and other post employment liabilities		(502)	(585)	(399)
Other assets and liabilities		43	4	(103)
CASH PROVIDED BY OPERATING ACTIVITIES		1,633	1,419	1,018
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of long-term investments		93	178	190
Purchases of long-term investments		(15)	(12)	(30)
Net (purchases) sales of short-term investments — non-fiduciary		(174)	440	(8)
Acquisition of businesses, net of cash acquired		(54)	(162)	(106)
Proceeds from sale of businesses		40	2	9
Capital expenditures		(229)	(269)	(241)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES		(339)	177	(186)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase		(1,102)	(1,125)	(828)
Issuance of shares for employee benefit plans		98	118	201
Issuance of debt		4,906	733	1,673
Repayment of debt		(4,679)	(1,077)	(1,688)
Cash dividends to shareholders		(212)	(204)	(200)
Purchases of shares from noncontrolling interests		(8)	(4)	(24)
Dividends paid to noncontrolling interests		(19)	(27)	(30)
CASH USED FOR FINANCING ACTIVITIES		(1,016)	(1,586)	(896)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(92)	9	(10)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		186	19	(74)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		291	272	346
CASH AND CASH EQUIVALENTS AT END OF YEAR		$477	$291	$272
Supplemental disclosures:
Interest paid		$206	$232	$240
Income taxes paid, net of refunds		445	238	77
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of Aon plc and all controlled subsidiaries ("Aon" or the "Company"). All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for all periods presented.
Reclassification
Certain amounts in prior year's consolidated financial statements and related notes have been reclassified to conform to the 2013 presentation. In prior periods, income or losses from discontinued operations and its related tax expense was recognized in Income (loss) from discontinued operations in the Consolidated Statements of Income. These amounts are now included in Other income in the Consolidated Statements of Income. The amounts reclassified were $1 million loss and $4 million income for the years ended December 31, 2012 and 2011, respectively. There was no earnings per share impact in 2012, and a $0.01 diluted per share impact in 2011.
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
2.    Summary of Significant Accounting Principles and Practices
Revenue Recognition
Risk Solutions segment revenues primarily include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured. For brokerage commissions, revenue is typically recognized at the completion of the placement process, assuming all other criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all other criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all other criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all other criteria to recognize revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.
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
The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Conduct Authority, which were included in Short-term investments. These operating funds, when translated to U.S. dollars, were $126 million and $124 million at December 31, 2013 and 2012, respectively. Cash and cash equivalents included restricted balances of $88 million and $76 million at December 31, 2013 and 2012, respectively. The restricted balances primarily relate to cash required to be held as collateral.
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
Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.8 billion and $4.0 billion at December 31, 2013 and 2012, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company's allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $90 million and $118 million at December 31, 2013 and 2012, respectively.
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
When hedge accounting is discontinued and the derivative continues to exist but the forecasted transaction is no longer probable of occurrence, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, and continues to defer the derivative gain or loss accumulated in OCI (unless the forecasted transaction is deemed probable not to occur, at which time it would be reclassified to earnings) until the hedged forecasted transaction affects earnings.
Foreign Currency
Certain of the Company's non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of stockholders' equity in Accumulated other comprehensive loss in the Consolidated Statements of Financial Position. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a gain of $3 million in 2013, a loss of $16 million in 2012 and a gain of $10 million in 2011. Included in these amounts were hedging losses of $10 million in 2013, hedging gains of $3 million in 2012, and hedging losses of $20 million in 2011.
Income Taxes
Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period when the rate change is enacted.
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
The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Tax positions that meet the more likely than not recognition threshold but are not highly certain are initially and subsequently measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement with the taxing authority.  Only information that is available at the reporting date is considered in the Company’s recognition and measurement analysis, and events or changes in facts and circumstances are accounted for in the period in which the event or change in circumstance occurs.
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
Indefinite-Lived Intangible Asset Impairment
In July 2012, FASB issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test. The guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance was effective for Aon beginning in the first quarter 2013.  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued guidance on the presentation of certain unrecognized tax benefits on the financial statements. The guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance is effective for Aon in the first quarter of 2014. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

Foreign Currency

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance is effective for Aon in the first quarter of 2014. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.
3.    Other Financial Data
Consolidated Statements of Income Information
Other Income
Other income consists of the following (in millions):

Years ended December 31	2013	2012	2011
Equity earnings	$20	$13	$7
Gains on investments	28	7	18
Gain on disposal of business	10	1	—
Loss on extinguishment of debt	—	—	(19)
Foreign currency remeasurement gains (losses)	13	(19)	30
Derivative (losses) gains	(10)	3	(20)
Other	7	(3)	3
	$68	$2	$19
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

Years ended December 31,	2013	2012	2011
Balance at beginning of year	$118	$104	$102
Provision charged to operations	9	45	43
Accounts written off, net of recoveries	(38)	(30)	(42)
Effect of exchange rate changes and other	1	(1)	1
Balance at end of year	$90	$118	$104

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2013	2012
Prepaid expenses	$229	$231
Taxes	204	69
Deferred project costs	98	95
Other	32	35
	$563	$430
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2013	2012
Software	$997	$867
Leasehold improvements	434	426
Furniture, fixtures and equipment	323	331
Computer equipment	341	332
Construction in progress	70	109
Other (1)	124	124
	2,289	2,189
Less: Accumulated depreciation	1,498	1,369
Fixed assets, net	$791	$820
(1) Land and buildings and Automobiles, disclosed separately in 2012, are now presented in Other to conform with the current presentation.
Depreciation expense, which includes software amortization, was $240 million, $232 million, and $220 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2013	2012
Prepaid pension	$567	$340
Deferred project costs	273	260
Taxes	108	84
Other	282	232
	$1,230	$916
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2013	2012
Deferred revenue	$475	$435
Taxes	184	155
Other	247	241
	$906	$831

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2013	2012
Leases	$204	$215
Taxes	184	178
Deferred revenue	134	150
Compensation and benefits	105	216
Other	305	277
	$932	$1,036
4.    Acquisitions and Dispositions
In 2013, the Company completed the acquisition of eight businesses in the Risk Solutions segment and three businesses in the HR Solutions segment.
In 2012, the Company completed the acquisition of six businesses in the Risk Solutions segment and five businesses in the HR Solutions segment.
The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

Years ended December 31	2013	2012
Consideration	$54	$175
Intangible assets:
Goodwill	$38	$90
Other intangible assets	28	100
Total	$66	$190
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Dispositions
During 2013, the Company completed the disposition of seven businesses in the Risk Solutions segment and two businesses in the HR Solutions segment. Total pretax gains of $10 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.
During 2012, the Company completed the disposition of three businesses in the Risk Solutions segment and one business in the HR Solutions segment. Total pretax gains of $1 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.
During 2011, the Company completed the disposition of two businesses in the Risk Solutions segment. No pretax gains or losses were recognized on these sales.

5.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2013 and 2012, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2012	$5,557	$3,213	$8,770
Goodwill related to acquisitions	49	47	96
Goodwill related to disposals	(1)	—	(1)
Goodwill related to other prior year acquisitions	(6)	—	(6)
Transfers (1)	313	(313)	—
Foreign currency translation	70	14	84
Balance as of December 31, 2012	$5,982	$2,961	$8,943
Goodwill related to acquisitions	36	2	38
Goodwill related to disposals	(9)	(3)	(12)
Goodwill related to other prior year acquisitions	(2)	17	15
Foreign currency translation	13	—	13
Balance as of December 31, 2013	$6,020	$2,977	$8,997

(1)	Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,025	$—	$1,025
Intangible assets with finite lives:
Customer related and contract based	2,720	1,310	1,410	2,714	969	1,745
Marketing, technology and other (1)	584	435	149	619	414	205
	$4,323	$1,745	$2,578	$4,358	$1,383	$2,975

(1)	Tradenames with finite lives disclosed separately in prior years are now presented in Marketing, technology, and other.
Amortization expense from finite-lived intangible assets was $395 million, $423 million and $362 million during 2013, 2012 and 2011, respectively.
The estimated future amortization for intangible assets as of December 31, 2013 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
2014	$98	$243	$341
2015	83	212	295
2016	72	177	249
2017	59	141	200
2018	42	94	136
Thereafter	76	262	338
	$430	$1,129	$1,559

6.    Restructuring
Aon Hewitt Restructuring Plan
On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt. The Aon Hewitt Plan was intended to streamline operations across the combined Aon Hewitt organization and included 2,960 job eliminations. Additionally, duplicate space and assets were abandoned. The Company incurred all remaining costs for the Aon Hewitt Plan and the plan was closed in 2013. The Aon Hewitt Plan resulted in cumulative costs of approximately $429 million, consisting of approximately $266 million in employee termination costs and approximately $163 million in real estate rationalization costs.
The Company recorded $174 million of restructuring related expenses for the year ended December 31, 2013. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.
The following summarizes restructuring and related costs by type that were incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	2013	Completed Plan Total
Workforce reduction	$49	$64	$74	$79	$266
Lease consolidation	3	32	18	83	136
Asset impairments	—	7	4	7	18
Other costs associated with restructuring (1)	—	2	2	5	9
Total restructuring and related expenses	$52	$105	$98	$174	$429

(1)	Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.
The following summarizes the restructuring and related expenses, by segment, that have been incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	2012	2013	Completed Plan Total
HR Solutions	$52	$49	$66	$80	$247
Risk Solutions	—	56	32	94	182
Total restructuring and related expenses	$52	$105	$98	$174	$429

(1)
Costs included in the Risk Solutions segment are due to the inclusion of the health and benefits consulting business in the Risk Solutions segment, which was transfered from HR Solutions effective January 1, 2012. Costs incurred in 2011 in the HR Solutions segment of $41 million related to the health and benefits consulting business have been reclassified and presented in the Risk Solutions segment.

As of December 31, 2013, the Company's liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at January 1, 2011	$88	$26	$113	$10	$237
Expensed	98	19	(11)	—	106
Cash payments	(93)	(24)	(59)	(2)	(178)
Foreign exchange translation and other	2	(1)	7	—	8
Balance at December 31, 2011	$95	$20	$50	$8	$173
Expensed	94	6	(3)	—	97
Cash payments	(95)	(24)	(18)	(5)	(142)
Stock compensation	—	(1)	—	—	(1)
Foreign exchange translation and other	2	2	6	—	10
Balance at December 31, 2012	$96	$3	$35	$3	$137
Expensed	167	—	—	—	167
Cash payments	(125)	(2)	(24)	(1)	(152)
Foreign exchange and other	5	—	9	—	14
Balance at December 31, 2013	$143	$1	$20	$2	$166
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
The Company's interest-bearing assets and other investments are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2013	2012
Cash and cash equivalents	$477	$291
Short-term investments	523	346
Fiduciary assets (1)	3,778	4,029
Investments	132	165
	$4,910	$4,831

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.
The Company's investments are as follows (in millions):

As of December 31	2013	2012
Equity method investments	$113	$102
Other investments, at cost (2)	10	43
Fixed-maturity securities (2)	9	20
	$132	$165

(2)	The reductions in other investments and fixed-maturity securities are primarily due to sales.

8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2013	2012
6.25% EUR 500 debt securities due July 2014	$685	$661
5.00% senior notes due September 2020	599	598
3.50% senior notes due September 2015	599	598
8.205% junior subordinated deferrable interest debentures due January 2027	521	521
3.125% senior notes due May 2016	500	500
4.76% CAD 375 debt securities due March 2018	352	377
4.00% senior notes due November 2023	349	—
6.25% senior notes due September 2040	298	297
4.45 senior notes due May 2043	248	—
4.25% senior notes due December 2042	195	107
Term loan credit facility due October 2013 (LIBOR+1.38%)	—	383
Other	43	123
Total debt	4,389	4,165
Less short-term and current portion of long-term debt	703	452
Total long-term debt	$3,686	$3,713
The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs. The Company had no commercial paper outstanding at December 31, 2013 and $50 million of commercial paper outstanding at December 31, 2012 which was included in Short-term debt in the Company's Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for 2013 and 2012 was $339 million and $67 million, respectively. The weighted average interest rate of the commercial paper outstanding during 2013 and 2012 was 0.35% and 0.41%, respectively.
On November 21, 2013, the Company issued $350 million in aggregate principal amount of 4.00% Notes Due 2023. The 4.00% Notes Due 2023 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

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

On April 15, 2013, an S-4 registration statement registering $256 million in aggregate principal amount of 4.250% Notes Due 2042 (the "Exchange Notes") under the Securities Act of 1933, as amended (the "Securities Act"), was declared effective by the Securities and Exchange Commission. The Exchange Notes were exchanged for the Original Notes. The form and terms of the Exchange Notes are substantially identical in all material respects to those of the Original Notes except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related additional interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Like the Original Notes, the Exchange Notes were issued by Aon plc and unconditionally guaranteed by Aon Corporation. All Original Notes were exchanged for Exchange Notes in the second quarter 2013

On March 8, 2013, the Company issued $90 million in aggregate principal amount of 4.250% Notes Due 2042. The 4.250% Notes Due 2042 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $166 million aggregate principal amount of the 4.250% Notes Due 2042 issued by Aon plc on December 12, 2012 (collectively, the "Original Notes"). The Original Notes were unconditionally guaranteed as to the payment of principal and interest by Aon Corporation.

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
There are a number of covenants associated with both the U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA, of not greater than 3 to 1. Aon was in compliance with all debt covenants during 2013.
Other than the Debentures, outstanding debt securities are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.
Repayments of total debt are as follows (in millions):

2014	$703
2015	609
2016	510
2017	4
2018	352
Thereafter	2,211
$4,389
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
In September 2013, the Company entered into an agreement to lease up to 479,000 square feet in a new building to be constructed in Gurgaon, India. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in phases during 2014 and 2015 upon the expiration of the existing leases at the Gurgaon locations. The Company has included the future minimum rental payments for this leased space in the schedule below.
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

Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2013	2012	2011
Rental expense	$520	$536	$525
Sub lease rental income	77	72	71
Net rental expense	$443	$464	$454
At December 31, 2013, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, net of sublease rental income, are as follows (in millions):

2014	$409
2015	371
2016	334
2017	287
2018	250
Thereafter	903
Total minimum payments required	$2,554
10.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2013	2012	2011
Income before income taxes:
U.K.	$96	$36	$222
U.S.	349	468	305
Other	1,093	876	861
Total	$1,538	$1,380	$1,388
Income tax (benefit) expense:
Current:
U.K.	$(18)	$(10)	$13
U.S. federal	111	170	(17)
U.S. state and local	52	57	35
Other	259	238	204
Total current	$404	$455	$235
Deferred:
U.K.	$43	$46	$32
U.S. federal	(48)	(83)	109
U.S. state and local	10	(10)	14
Other	(19)	(48)	(12)
Total deferred	$(14)	$(95)	$143
Total income tax expense	$390	$360	$378
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S., or Other may not correspond to the geographic attribution of the earnings.

A reconciliation of the income tax provisions based on the Company's domicile and statutory rate at each reporting period is performed. Due to the Redomestication, the 2013 and 2012 reconciliations are based on the U.K. statutory corporate tax rate of 23% and 24%, respectively, and 2011 is based on the U.S. statutory rate of 35%, which was the statutory rate prior to the Redomestication. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2013	2012	2011
Statutory tax rate	23.0%	24.0%	35.0%
U.S. state income taxes, net of U.S. federal benefit	2.6	2.2	2.3
Taxes on international operations (1)	(4.4)	0.6	(11.5)
Nondeductible expenses	1.4	2.0	3.5
Adjustments to prior year tax requirements	(1.6)	0.4	(1.1)
Deferred tax adjustments, including statutory rate changes	1.4	0.7	0.9
Deferred tax adjustments, international earnings	3.3	—	—
Adjustments to valuation allowances	(1.7)	(5.6)	(1.7)
Other — net	1.4	1.8	(0.1)
Effective tax rate	25.4%	26.1%	27.3%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 23%, 24% and 35% at December 31, 2013, 2012 and 2011, respectively.

The components of the Company's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2013	2012
Deferred tax assets:
Employee benefit plans	$623	$917
Net operating/capital loss and tax credit carryforwards	354	368
Other accrued expenses	142	47
Investment basis differences	50	13
Other	58	77
Total	1,227	1,422
Valuation allowance on deferred tax assets	(127)	(154)
Total	$1,100	$1,268
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(1,074)	$(1,128)
Unremitted earnings	(51)	—
Deferred revenue	(27)	(30)
Other accrued expenses	(39)	(62)
Unrealized investment gains	—	(5)
Unrealized foreign exchange gains	(27)	(8)
Other	(64)	(29)
Total	$(1,282)	$(1,262)
Net deferred tax asset (liability)	$(182)	$6

Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2013	2012
Deferred tax assets — current (1)	$93	$44
Deferred tax assets — non-current	193	285
Deferred tax liabilities — current (1)	(48)	(17)
Deferred tax liabilities — non-current	(420)	(306)
Net deferred tax asset (liability)	$(182)	$6

(1)	Included in Other current assets and Other current liabilities.
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances decreased by $27 million in 2013, primarily attributable to the change in the valuation allowances for foreign tax credit carryforwards.
The Company recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $74 million, $33 million and $36 million in 2013, 2012 and 2011, respectively.
During 2013 we changed our assertion on a portion of our undistributed earnings and U.S deferred income taxes of $51 million were accrued. Undistributed earnings of non-U.S. entities were approximately $3.8 billion at December 31, 2013. U.S. income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in those subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
At December 31, 2013, the Company had U.K. operating loss carryforwards of $660 million and capital loss carryforwards of $270 million, nearly all of which have an indefinite carryforward. In addition there are U.S. federal operating loss carryforwards of $25 million that will expire at various dates from 2020 to 2027 and U.S. state operating loss carryforwards of $412 million that will expire at various dates from 2014 to 2031. In other non-U.S. jurisdictions there are operating and capital loss carryforwards of $287 million and $86 million, respectively, which have various carryforward periods and will begin to expire in 2015.
During 2012, we were granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized during 2013 was approximately $3.9 million.
Uncertain Tax Positions
The following is a reconciliation of the Company's beginning and ending amount of uncertain tax positions (in millions):

	2013	2012
Balance at January 1	$156	$118
Additions based on tax positions related to the current year	22	21
Additions for tax positions of prior years	69	45
Reductions for tax positions of prior years	(70)	(1)
Settlements	(10)	(22)
Lapse of statute of limitations	(3)	(5)
Balance at December 31	$164	$156
As of December 31, 2013, $141 million of uncertain tax positions would impact the effective tax rate if recognized. The Company does not expect the uncertain tax positions to change significantly over the next twelve months.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. Aon accrued potential interest and penalties of $2 million and $6 million in 2013 and 2012, respectively. The Company has recorded a liability for interest and penalties of $27 million and $23 million as of December 31, 2013 and 2012, respectively.
The Company and its subsidiaries file various income tax returns in their jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2006. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2005. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2005.
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
As a U.K. incorporated company, Aon plc must have "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. On April 4, 2012, the Company received approval from the English Companies Court to reduce its share premium and in connection with that approval, recognized distributable reserves in the amount of $8.0 billion. As of December 31, 2013 and 2012, the Company had distributable reserves of $5.9 billion and $7.0 billion, respectively.
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
In 2013, the Company repurchased 16.8 million shares at an average price per share of $65.65 for a total cost of $1.1 billion. During 2012, the Company repurchased 21.6 million shares at an average price per share of $52.16 for a total cost of $1.1 billion under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $2.9 billion. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 36.3 million shares for an aggregate cost of $2.1 billion.
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
Net income, attributable to participating securities were $11 million, $11 million, and $13 million for the years ended December 31, 2013, 2012, and 2011 respectively.

Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Shares for basic earnings per share (1)	311.4	328.5	335.5
Common stock equivalents	4.0	4.1	5.4
Shares for diluted earnings per share	315.4	332.6	340.9

(1)	Includes 3.9 million, 4.7 million and 7.6 million shares of participating securities for the years ended December 31, 2013, 2012, and 2011 respectively.
Certain ordinary share equivalents were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 0.0 million in 2013, 0.2 million in 2012 and 0.1 million in 2011.
Dividends
During 2013, 2012, and 2011, the Company paid dividends on its Class A Ordinary Shares of $212 million, $204 million, and $200 million, respectively. Dividends paid per Class A Ordinary Share were $0.68, $0.62 and $0.60 for the years ended December 31, 2013, 2012, and 2011 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at January 1, 2011	$—	$(24)	$168	$(2,061)	$(1,917)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	—	(44)	(47)	(682)	(773)
Tax benefit	—	15	3	225	243
Other comprehensive loss before reclassifications, net	—	(29)	(44)	(457)	(530)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	25	—	89	114
Tax benefit	—	(9)	—	(28)	(37)
Amounts reclassified from accumulated other comprehensive loss, net	—	16	—	61	77
Net current period other comprehensive (loss) income	—	(13)	(44)	(396)	(453)
Balance at December 31, 2011	—	(37)	124	(2,457)	(2,370)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	—	(19)	109	(598)	(508)
Tax benefit	—	7	—	164	171
Other comprehensive loss before reclassifications, net	—	(12)	109	(434)	(337)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	33	—	110	143
Tax benefit	—	(12)	—	(34)	(46)
Amounts reclassified from accumulated other comprehensive loss, net	—	21	—	76	97
Net current period other comprehensive (loss) income	—	9	109	(358)	(240)
Balance at December 31, 2012	—	(28)	233	(2,815)	(2,610)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	27	(12)	(65)	336	286
Tax benefit	(13)	5	1	(136)	(143)
Other comprehensive loss before reclassifications, net	14	(7)	(64)	200	143
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	(20)	21	—	131	132
Tax benefit	7	(8)	—	(38)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	(13)	13	—	93	93
Net current period other comprehensive (loss) income	1	6	(64)	293	236
Balance at December 31, 2013	$1	$(22)	$169	$(2,522)	$(2,374)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income

(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits
12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2013	2012	2011
U.S.	$123	$115	$104
U.K.	45	41	43
	$168	$156	$147
Pension and Other Post-retirement Benefits
The Company sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S, U.K. and Canadian pension plans are closed to new entrants.
Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2013 and 2012 and a statement of the funded status as of December 31, 2013 and 2012, for the material U.K. plans, U.S. plans and other plans, which are located in the Netherlands and Canada. These plans represent approximately 93% of the Company's projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation
At January 1	$4,944	$4,520	$2,884	$2,657	$1,323	$1,063
Service cost	1	1	7	—	18	14
Interest cost	210	217	114	119	45	48
Participant contributions	—	—	—	—	1	1
Plan amendment	—	—	12	—	—	—
Curtailments	—	—	—	—	(1)	—
Plan transfer and acquisitions	—	—	115	—	—	—
Actuarial loss (gain)	145	(116)	17	29	1	(23)
Benefit payments	(186)	(153)	(128)	(123)	(44)	(42)
Actual expenses	—	—	—	—	(1)	—
Change in discount rate	(95)	324	(277)	202	(85)	238
Foreign currency impact	87	151	—	—	(5)	24
At December 31	$5,106	$4,944	$2,744	$2,884	$1,252	$1,323
Accumulated benefit obligation at end of year	$5,106	$4,944	$2,744	$2,884	$1,177	$1,241
Change in fair value of plan assets
At January 1	$4,860	$4,245	$1,631	$1,325	$1,009	$853
Actual return on plan assets	304	281	199	203	34	111
Participant contributions	—	—	—	—	1	1
Employer contributions	316	341	153	226	55	71
Plan transfer and acquisitions	—	—	—	—	—	—
Benefit payments	(186)	(153)	(128)	(123)	(44)	(42)
Actual Expenses	—	—	—	—	(1)	—
Foreign currency impact	104	146	—	—	7	15
At December 31	$5,398	$4,860	$1,855	$1,631	$1,061	$1,009
Market related value at end of year	$5,398	$4,860	$1,765	$1,566	$1,061	$1,009
Amount recognized in Statement of Financial Position at December 31
Funded status	$292	$(84)	$(889)	$(1,253)	$(191)	$(314)
Unrecognized prior-service cost	24	24	12	—	3	4
Unrecognized loss	2,012	1,981	1,219	1,591	402	491
Net amount recognized	$2,328	$1,921	$342	$338	$214	$181
Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2013	2012	2013	2012	2013	2012
Prepaid benefit cost (1)	$549	$301	$—	$—	$1	$—
Accrued benefit liability (2)	(257)	(385)	(889)	(1,253)	(192)	(314)
Accumulated other comprehensive loss	2,036	2,005	1,231	1,591	405	495
Net amount recognized	$2,328	$1,921	$342	$338	$214	$181

(1)	Included in Other non-current assets

(2)	Included in Pension, other post retirement, and post employment liabilities

Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 and 2012 consist of (in millions):

	U.K.		U.S.		Other
	2013	2012	2013	2012	2013	2012
Net loss	$2,012	$1,981	$1,219	$1,591	$402	$491
Prior service cost	24	24	12	—	3	4
	$2,036	$2,005	$1,231	$1,591	$405	$495
In 2013, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.7 billion, an ABO of $2.7 billion, and plan assets of $1.9 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.0 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $0.4 billion and plan assets with a fair value of $0.3 billion.
In 2012, U.S. plans with a with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets of $1.6 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $2.2 billion and plan assets with a fair value of $1.8 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.2 billion and plan assets with a fair value of $1.8 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.3 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.0 billion.
The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.K.			U.S.			Other
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Service cost	$1	$1	$4	$7	$—	$—	$18	$14	$15
Interest cost	210	217	216	114	119	122	45	48	51
Expected return on plan assets	(302)	(274)	(238)	(139)	(127)	(120)	(59)	(49)	(49)
Amortization of prior-service cost	1	1	1	—	—	—	—	—	—
Amortization of net actuarial loss	49	43	39	52	43	31	23	17	14
Net periodic benefit cost	$(41)	$(12)	$22	$34	$35	$33	$27	$30	$31
The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.K.		U.S.		Other
	2013	2012	2013	2012	2013	2012
Discount rate	4.55%	4.45%	3.97-4.87%	3.73 – 4.05%	3.60 - 4.71%	3.25 - 3.89%
Rate of compensation increase	3.70 - 4.40%	3.85%	N/A	N/A	2.25 - 3.50%	2.25 - 3.50%
Underlying price inflation	2.4%	2.25%	N/A	N/A	1.50 - 2.50%	2.00 - 2.50%
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.45%	4.80%	5.30 - 5.50%	3.73 - 4.05%	4.33 – 4.60%	4.35 – 5.34%	3.25 - 3.89%	4.40 - 4.94%	4.70 - 5.45%
Expected return on plan assets	6.30%	6.30%	3.20 - 7.20%	8.80%	8.80%	8.80%	4.60 - 6.50%	4.90 - 6.75%	4.90 - 7.00%
Rate of compensation increase	3.25 - 3.85%	3.55%	4.00%	N/A	N/A	N/A	2.25 - 3.50%	2.25 - 3.50%	2.00 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2014 are $44 million in the U.S. and $63 million outside the U.S.

Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return on plan assets in the U.S. of 8.8% reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns and other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2014.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. See Note 15 "Fair Value Measurements and Financial Instruments" for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company's U.S. pension plan assets at December 31, 2013 and December 31, 2012, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$53	$53	$—	$—
Equity investments: (2)
Large cap domestic	303	303	—	—
Small cap domestic	66	5	61	—
Large cap international	212	66	146	—
Equity derivatives	361	146	215	—
Fixed income investments: (3)
Corporate bonds	395	—	395	—
Government and agency bonds	96	—	96	—
Asset-backed securities	25	—	25	—
Fixed income derivatives	13	—	13	—
Other investments:
Alternative investments (4)	266	—	—	266
Commodity derivatives (5)	14	—	14	—
Real estate and REITS (6)	51	51	—	—
Total	$1,855	$624	$965	$266

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options on a commodity index.

(6)	Consists of exchange traded REITS.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$22	$22	$—	$—
Equity investments: (2)
Large cap domestic	233	233	—	—
Small cap domestic	44	—	44	—
Large cap international	188	59	129	—
Equity derivatives	226	69	157	—
Fixed income investments: (3)
Corporate bonds	421	—	421	—
Government and agency bonds	97	—	97	—
Asset-backed securities	18	—	18	—
Fixed income derivatives	52	—	52	—
Other investments:
Alternative investments (4)	262	—	—	262
Commodity derivatives (5)	17	—	17	—
Real estate and REITS (6)	51	51	—	—
Total	$1,631	$434	$935	$262

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options on a commodity index.

(6)	Consists of exchange traded REITS.

The following table presents the changes in the Level 3 fair-value category in the Company's U.S. pension plans for the years ended December 31, 2013 and December 31, 2012 (in millions):

Fair Value Measurement Using Level 3 Inputs
Balance at January 1, 2012	$191
Actual return on plan assets:
Relating to assets still held at December 31, 2012	22
Relating to assets sold during 2012	1
Purchases, sales and settlements—net	48
Transfer in/(out) of Level 3	—
Balance at December 31, 2012	262
Actual return on plan assets:
Relating to assets still held at December 31, 2013	26
Relating to assets sold during 2013	4
Purchases, sales and settlements—net	(26)
Transfer in/(out) of Level 3	—
Balance at December 31, 2013	$266

The fair values of the Company's major U.K. pension plan assets at December 31, 2013 and December 31, 2012, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$555	$555	$—	$—
Equity investments:
Pooled funds: (1)
Global	668		668	—
Europe	155	—	155	—
Equity securities — global (2)	171	171	—	—
Derivatives (2)	31	—	31	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	500	—	500	—
Fixed income securities (3)	2,043	2,043	—	—
Annuities	564	—	—	564
Derivatives (3)	142	—	142	—
Other investments:
Pooled funds: (1)
Real estate (4)	23	—	—	23
Alternative investments (5)	546	—	—	546
Total	$5,398	$2,769	$1,496	$1,133

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$298	$298	$—	$—
Equity investments:
Pooled funds: (1)
Global	967	—	967	—
Europe	319	—	319	—
Equity securities — global (2)	137	137	—	—
Derivatives (2)	103	—	103	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	501	—	501	—
Fixed income securities (3)	1,234	1,234	—	—
Annuities	568	—	—	568
Derivatives (3)	217	—	217	—
Other investments:
Pooled funds: (1)
Real estate (4)	70	—	—	70
Alternative investments (5)	446	—	—	446
Total	$4,860	$1,669	$2,107	$1,084

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's U.K. pension plans for the years ended December 31, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Annuities	Real Estate	Alternative Investments	Total
Balance at January 1, 2012	$419	$97	$335	$851
Actual return on plan assets:
Relating to assets still held at December 31, 2012	(4)	1	19	16
Relating to assets sold during 2012	—	1	11	12
Purchases, sales and settlements—net	137	(32)	68	173
Transfers in/(out) of Level 3	—	—	—	—
Foreign exchange	16	3	13	32
Balance at December 31, 2012	568	70	446	1,084
Actual return on plan assets:
Relating to assets still held at December 31, 2013	(13)	1	32	20
Relating to assets sold during 2013	—	3	5	8
Purchases, sales and settlements—net	—	(50)	51	1
Transfers in/(out) of Level 3	—	—	—	—
Foreign exchange	9	(1)	12	20
Balance at December 31, 2013	$564	$23	$546	$1,133

The fair values of the Company's major other pension plan assets at December 31, 2013 and December 31, 2012, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds: (1)
Global	318	—	318	—
North America	52	—	52	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	509	—	509	—
Derivatives	20	—	20	—
Fixed income securities (2)	61	—	61	—
Derivatives (2)	14	—	14	—
Other investments:
Pooled funds: (1)
Commodities	32	—	32	—
REITS	5	—	5	—
Real estate (3)	17	—	—	17
Alternative investments (4)	8	—	—	8
Derivatives	14	—	14	—
Total	$1,061	$11	$1,025	$25

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5	$5	$—	$—
Equity investments:
Pooled funds: (1)
Global	274	—	274	—
North America	65	—	65	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	472	—	472	—
Derivatives	23	—	23	—
Fixed income securities (2)	64	—	64	—
Derivatives (2)	28	—	28	—
Other investments:
Pooled funds: (1)
Commodities	30	—	30	—
REITS	5	—	5	—
Real estate (3)	17	—	—	17
Alternative investments (4)	11	—	—	11
Derivatives	15	—	15	—
Total	$1,009	$5	$976	$28

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's other pension plans for the years ended December 31, 2013 and December 31, 2012 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Real Estate	Alternative Investments	Total
Balance at January 1, 2012	$37	$11	$48
Actual return on plan assets:
Relating to assets still held at December 31, 2012	(2)	—	(2)
Relating to assets sold during 2012	—	—	—
Purchases, sales and settlements—net	—	—	—
Transfers in/(out) of Level 3	(18)	—	(18)
Foreign exchange	—	—	—
Balance at December 31, 2012	17	11	28
Actual return on plan assets:
Relating to assets still held at December 31, 2013	(1)	1	—
Relating to assets sold during 2013	—	1	1
Purchases, sales and settlements—net	—	(4)	(4)
Transfers in/(out) of Level 3	—	—	—
Foreign exchange	1	(1)	—
Balance at December 31, 2013	$17	$8	$25
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 49% equity investments, 30% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2013, the weighted average targeted allocation for the U.K. and non-U.S. plans was 31% for equity investments and 69% for fixed income investments.
Cash Flows
Contributions
Based on current assumptions, the Company expects to contribute approximately $173 million and $212 million, respectively, to its U.S. and non-U.S. pension plans during 2014.

Estimated Future Benefit Payments
Estimated future benefit payments for plans are as follows at December 31, 2013 (in millions):

	U.K.	U.S.	Other
2014	$156	$152	$45
2015	157	158	46
2016	168	166	48
2017	181	173	49
2018	190	171	51
2019 – 2023	1,143	868	280
U.S. and Canadian Other Post-Retirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2013 and 2012 for the Company's other material post-retirement benefit plans located in the U.S. and Canada (in millions):

	2013	2012
Accumulated projected benefit obligation	$118	$134
Fair value of plan assets	20	20
Funded status	(98)	(114)
Unrecognized prior-service credit	(9)	(15)
Unrecognized loss	18	37
Net amount recognized	$(89)	$(92)
Other information related to the Company's other post-retirement benefit plans are as follows:

	2013	2012	2011
Net periodic benefit cost recognized (millions)	$4	$1	$6
Weighted-average discount rate used to determine future benefit obligations	4.44 - 4.95	3.67 – 4.00	4.33 – 5.00
Weighted-average discount rate used to determine net periodic benefit costs	3.67 - 4.00	4.33 – 5.00	4.92 – 6.00
Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2013 are $18 million and $9 million of net loss and prior service credit, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2014 is $1 million and $5 million of net loss and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $6 million to fund material other post-retirement benefit plans during 2014.

•	Estimated future benefit payments will be approximately $8 million each year for 2014 through 2018, and $40 million in aggregate for 2019-2023.
The accumulated post-retirement benefit obligation is increased by $5 million and decreased by $5 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.5 million and decreased by $0.5 million by a respective 1% increase or decrease to the assumed healthcare trend rate.
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

13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2013	2012	2011
Restricted share units ("RSUs")	$174	$154	$142
Performance share awards ("PSAs")	117	46	78
Share options	2	5	9
Employee share purchase plans	7	7	6
Total share-based compensation expense	300	212	235
Tax benefit	81	62	77
Share-based compensation expense, net of tax	$219	$150	$158
Restricted Share Units
RSUs generally vest between three and five years, but may vest up to ten years from the date of grant. The fair value of RSUs is based upon the market value of the Aon ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. Compensation expense associated with RSUs is recognized over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.
A summary of the status of the Company's RSUs is as follows (shares in thousands):

	2013		2012		2011
Years ended December 31	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of year	10,432	$44	9,916	$42	10,674	$38
Granted	3,714	62	5,113	46	3,506	51
Vested	(3,945)	44	(3,958)	42	(3,773)	39
Forfeited	(442)	47	(639)	44	(491)	39
Non-vested at end of year	9,759	51	10,432	44	9,916	42

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2013, 2012 and 2011 was $172 million, $180 million and $146 million, respectively.
Performance Share Awards
The vesting of PSAs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. Dividend equivalents are not paid on PSAs.

Information regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2013, 2012 and 2011, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2013	2012	2011
Target PSAs granted	1,135	1,369	1,715
Fair value (1)	$58	$47	$50
Number of shares that would be issued based on current performance levels	1,702	2,451	1,443
Unamortized expense, based on current performance levels	$70	$40	$—

(1)	Represents per share weighted average fair value of award at date of grant.
During 2013, the Company issued approximately 1.1 million shares in connection with the 2010 Leadership Performance Plan ("LPP") cycle and 0.2 million shares related to other performance plans. During 2012, the Company issued approximately 1.4 million shares in connection with the 2009 LPP cycle and 0.9 million shares related to other performance plans. During 2011, the Company issued approximately 1.2 million shares in connection with the 2008 LPP cycle and 0.3 million shares related to a 2006 performance plan.
Share Options
In prior periods, options to purchase ordinary shares were granted to certain employees at fair value on the date of grant. Commencing in 2010, the Company ceased granting new share options with the exception of historical contractual commitments. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a four-year period of continuous employment, although a number of options were granted that require five continuous years of service before the options are fully vested. Options issued under the LPP program vest ratably over three years with a six-year term. The maximum contractual term on share options is ten years from the date of grant.
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
In connection with its incentive compensation plans, the Company granted no shares for the years ended December 31, 2013 and 2012 and 80,000 shares at $53 per share for the year ended December 31, 2011. The weighted average assumptions, the weighted average expected life and estimated fair value of employee share options granted are summarized as follows:

Years ended December 31	2013	2012	2011
Weighted average volatility	NA	NA	26.1%
Expected dividend yield	NA	NA	1.3%
Risk-free rate	NA	NA	2.2%
Weighted average expected life, in years	NA	NA	5.5
Weighted average estimated fair value per share	NA	NA	$10.92

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

Years ended December 31	2013		2012		2011
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Beginning outstanding	5,611	$32	9,116	$32	13,919	$32
Granted	—	—	—	—	80	53
Exercised	(2,116)	32	(3,413)	31	(4,546)	32
Forfeited and expired	(33)	34	(92)	37	(337)	36
Outstanding at end of year	3,462	32	5,611	32	9,116	32
Exercisable at end of year	3,270	32	5,117	31	7,833	30
Shares available for grant	11,330		17,024		24,508
A summary of options outstanding and exercisable as of December 31, 2013 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share	Shares Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share
$14.71 – 22.86	1,244	1.43	$22.45	1,244	1.43	$22.45
22.87 – 25.51	174	1.50	25.44	174	1.50	25.44
25.52 – 32.53	304	0.90	27.41	304	0.90	27.41
32.54 – 36.88	392	2.32	35.89	323	2.09	35.77
36.89 – 43.44	830	2.55	39.49	760	2.31	39.54
43.45 – 52.93	518	3.50	47.05	465	3.09	46.38
	3,462			3,270
The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $83.89 as of December 31, 2013, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2013, the aggregate intrinsic value of options outstanding was $179 million, of which $170 million was exercisable.
Other information related to the Company's share options is as follows (in millions):

	2013	2012	2011
Aggregate intrinsic value of stock options exercised	$73	$67	$80
Cash received from the exercise of stock options	61	105	153
Tax benefit realized from the exercise of stock options	15	11	14
Unamortized deferred compensation expense, which includes both options and awards, amounted to $336 million as of December 31, 2013, with a remaining weighted-average amortization period of approximately 2.1 years.
Employee Share Purchase Plan
United States
The Company has an employee share purchase plan that provides for the purchase of a maximum of 7.5 million shares of the Company's ordinary shares by eligible U.S. employees. Prior to 2011, shares of the Company's common stock were purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. Beginning in 2011, the Company's ordinary shares were purchased at 6-month intervals at 85% of the lower of the fair market value of the ordinary shares on the first or last day of each 6-month period. In 2013, 2012, and 2011, 556,000 shares, 621,000 shares and 468,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $6 million in both 2013 and 2012, and $5 million in 2011.

United Kingdom
The Company also has an employee share purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and that is similar to the U.S. plan previously described. Three-year periods began in 2013 and 2010, allowing for the purchase of a maximum of 350,000 and 300,000 shares, respectively. In 2013, 2012, and 2011, 172,000 shares, 25,000 shares, and 63,000 shares, respectively, were issued under the plan. Compensation expense of $1 million was recognized in each of 2013, 2012, and 2011.
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
The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Consolidated Statements of Income.
Interest Rate Risk Management
The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company. The Company has reduced its credit risk by using International Swaps and Derivatives Association ("ISDA") master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. The Company monitors the creditworthiness of, and exposure to, its counterparties. As of December 31, 2013, all net derivative positions were free of credit risk contingent features. The Company has not received or pledged any collateral related to derivative arrangements as of December 31, 2013.
The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
As of December 31	2013	2012	2013	2012	2013	2012
Derivatives accounted for as hedges:
Interest rate contracts	$171	$336	$9	$17	$—	$—
Foreign exchange contracts	1,191	1,208	71	191	93	250
Total	1,362	1,544	80	208	93	250
Derivatives not accounted for as hedges:
Foreign exchange contracts	215	305	—	2	—	1
Total	$1,577	$1,849	$80	$210	$93	$251

(1)	Included within Other current assets ($46 million in 2013 and $167 million in 2012) or Other non-current assets ($34 million in 2013 and $43 million in 2012)

(2)	Included within Other liabilities $51 million in 2013 and $171 million in 2012) or Other non-current liabilities ($42 million in 2013 and $80 million in 2012)

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	2013	2012	2013	2012	2013	2012
Derivatives accounted for as hedges:
Interest rate contracts	$9	$17	$—	$—	$9	$17
Foreign exchange contracts	71	191	(30)	(160)	41	31
Total	80	208	(30)	(160)	50	48
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	2	—	—	—	2
Total	$80	$210	$(30)	$(160)	$50	$50
______________________________________________
(1) Included within Other current assets ($18 million in both 2013 and 2012) or Other non-current assets ($32 million in both 2013 and 2012)

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	2013	2012	2013	2012	2013	2012
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	93	250	(30)	(160)	63	90
Total	93	250	(30)	(160)	63	90
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	1	—	—	—	1
Total	$93	$251	$(30)	$(160)	$63	$91
______________________________________________
(2) Included within Other current liabilities ($23 million in both 2013 and 2012) or Other non-current liabilities ($40 million in 2013 and $68 million in 2012)

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	December 31,
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	2013	2012	2011
Cash flow hedges:
Interest rate contracts (1)	$2	$—	$(1)
Foreign exchange contracts (2)	(4)	(21)	(54)
Total	(2)	(21)	(55)
Foreign net investment hedges:
Foreign exchange contracts	$—	$4	$(2)

(1)	Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Interest Expense

(2)
Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Compensation and benefits ($17 million loss for 2013, $8 million loss for 2012 and $6 million loss for 2011), Other general expenses (none for 2013, $19 million loss for 2012 and $34 million loss for 2011), and Other income ($13 million gain for 2013, $6 million gain for 2012 and $14 million loss for 2011)

	December 31,
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	2013	2012	2011
Cash flow hedges:
Interest rate contracts (1)	$(1)	$(1)	$—
Foreign exchange contracts (2)	(10)	(34)	(36)
Total	(11)	(35)	(36)
Foreign net investment hedges:
Foreign exchange contracts	$—	$—	$—

(1)	Included within Interest Expense

(2)
Included within Compensation and benefits ($12 million loss for 2013, $9 million loss for 2012 and $3 million loss for 2011), Interest Expense ($3 million loss for 2013 and none for both 2012 and 2011), Other general expenses ($9 million loss for 2013, $16 million loss for 2012 and $25 million loss for 2011), and Other income ($14 million gain for 2013, $9 million loss for 2012 and $8 million loss for 2011)

The amount of gain (loss) recognized in the Consolidated Financial Statements is as follows (in millions):

	Twelve months ended December 31,
	Amount of Gain (Loss) Recognized in Income on Derivative(2)			Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2013	2012	2011	2013	2012	2011
Fair value hedges:
Foreign exchange contracts(1)	$(8)	$1	$2	$8	$(1)	$(2)

(1)	Relates to fixed rate debt

(2)	Included in interest expense
The Company estimates that approximately $20 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2013, 2012 and 2011 was not material.
The Company recorded a loss of $18 million and a gain of $13 million in Other income for foreign exchange derivatives not designated or qualifying as hedges for 2013 and 2012, respectively.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,079	$2,054	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	2	—	—	2
Government bonds	7	—	7	—
Equity securities	13	6	7	—
Derivatives
Interest rate contracts	9	—	9	—
Foreign exchange contracts	71	—	71	—
Liabilities:
Derivatives
Foreign exchange contracts	93	—	93	—

(1)
Includes $2,054 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

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

There were no transfers of assets or liabilities between fair value hierarchy levels during 2013 or 2012. The Company recognized $6 million of realized gains and no unrealized gains or losses recognized in the Consolidated Statements of Income during 2013 related to assets and liabilities measured at fair value using unobservable inputs. There were no realized or unrealized gains or losses recognized in the Consolidated Statements of Income during 2012 or 2011 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,686	$3,894	$3,713	$4,162
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
A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries (together, "Philips"). In January 2014, the Aon subsidiary was served with a High Court lawsuit alleging negligence and breach of duty. The proceeding assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. The outcome of this circumstance, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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
The International Road Transport Union ("IRU") sued Aon in a court in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a predecessor of Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcome of these proceedings, and the amount of any losses or other payments that may result, cannot be estimated at this time.
AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Predecessors of AXA granted predecessors of the Aon subsidiary a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcome of these proceedings, and the amount of any losses or other payments that may result, cannot be estimated at this time.
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

The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable that are deemed to be probable and reasonably estimable are included in the Company's Consolidated Financial Statements, and are recorded at fair value.
The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.
Letters of Credit
The Company had total letters of credit ("LOCs") outstanding for approximately $71 million at December 31, 2013, compared to $74 million at December 31, 2012. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Consolidated Financial Statements to the extent the guarantees are probable and estimable, and are recorded at fair value.
Commitments
The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $34 million at December 31, 2013. During 2013, the Company funded $15 million of these commitments.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $98 million at December 31, 2013 compared to $104 million at December 31, 2012.
17.    Segment Information
The Company has two reportable segments: Risk Solutions and HR Solutions. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, equal the amounts in the Consolidated Financial Statements.
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

Aon's total revenue is as follows (in millions):

Years ended December 31	2013	2012	2011
Risk Solutions	$7,789	$7,632	$7,537
HR Solutions	4,057	3,925	3,781
Intersegment elimination	(31)	(43)	(31)
Total revenue	$11,815	$11,514	$11,287
Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2013	2012	2011
Retail brokerage	$6,256	$6,089	$6,022
Reinsurance brokerage	1,505	1,505	1,463
Total Risk Solutions Segment	7,761	7,594	7,485
Consulting services	1,626	1,585	1,546
Outsourcing	2,469	2,372	2,258
Intrasegment	(38)	(32)	(23)
Total HR Solutions Segment	4,057	3,925	3,781
Intersegment	(31)	(43)	(31)
Total commissions, fees and other revenue	$11,787	$11,476	$11,235
Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2013	2012	2011
Risk Solutions	$28	$38	$52
HR Solutions	—	—	—
Total fiduciary investment income	$28	$38	$52
A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

Years ended December 31	2013	2012	2011
Risk Solutions	$1,540	$1,493	$1,413
HR Solutions	318	289	336
Segment income before income taxes	1,858	1,782	1,749
Unallocated expenses	(187)	(186)	(153)
Interest income	9	10	18
Interest expense	(210)	(228)	(245)
Other income	68	2	19
Income before income taxes	$1,538	$1,380	$1,388
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

Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2013	$11,815	$5,574	$1,214	$1,544	$2,304	$1,179
2012	11,514	5,336	1,190	1,541	2,271	1,176
2011	11,287	5,134	1,176	1,519	2,377	1,081
Consolidated non-current assets by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2013	$13,728	$7,720	$559	$2,392	$2,440	$617
2012	13,819	8,355	599	1,721	2,462	682
18.    Guarantee of Registered Securities
As described in Note 16, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% directly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 3.50% senior notes due September 2015, the 3.125% senior notes due May 2016, the 5.00% senior notes due September 2020, the 8.205% junior subordinated deferrable interest debentures due January 2027 and the 6.25% senior notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt.
Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes Due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027 in both Original Notes and Exchange Notes form as described in Note 8. Those notes are subject to Rule 3-10 of Regulation S-X. Aon Corporation also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes Due 2043 issued on May 21, 2013 and the 4.00% Notes Due November 2023 issued on November 21, 2013. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes Due 2042, the 4.45% Notes Due 2043 or the 4.00% Notes Due 2023.
The following tables set forth condensed consolidating statements of income, comprehensive income and cash flows for the years ended December 31, 2013, 2012, and 2011, and condensed consolidating statements of financial position as of December 31, 2013 and December 31, 2012 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
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

Condensed Consolidating Statement of Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$3	$—	$11,784	$—	$11,787
Fiduciary investment income	—	—	28	—	28
Total revenue	3	—	11,812	—	11,815
Expenses
Compensation and benefits	69	183	6,693	—	6,945
Other general expenses	4	35	3,160	—	3,199
Total operating expenses	73	218	9,853	—	10,144
Operating income	(70)	(218)	1,959	—	1,671
Interest income	—	3	6	—	9
Interest expense	(20)	(138)	(52)	—	(210)
Intercompany interest (expense) income	120	24	(144)	—	—
Other Income	—	19	49	—	68
Income (loss) before taxes	30	(310)	1,818	—	1,538
Income tax expense (benefit)	12	(64)	442	—	390
(Income) loss before equity in earnings of subsidiaries	18	(246)	1,376	—	1,148
Equity in earnings of subsidiaries, net of tax	1,095	1,061	—	(2,156)	—
Net income	1,113	815	1,376	(2,156)	1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$1,341	$(2,156)	$1,113

Condensed Consolidating Statement of Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$2	$1	$11,474	$(1)	$11,476
Fiduciary investment income	—	1	37	—	38
Total revenue	2	2	11,511	(1)	11,514
Expenses
Compensation and benefits	117	24	6,568	—	6,709
Other general expenses	18	47	3,145	(1)	3,209
Total operating expenses	135	71	9,713	(1)	9,918
Operating (loss) income	(133)	(69)	1,798	—	1,596
Interest income	—	1	9	—	10
Interest expense	—	(164)	(64)	—	(228)
Intercompany interest (expense) income	(19)	190	(171)	—	—
Other income (expense)	—	57	(55)	—	2
(Loss) income before taxes	(152)	15	1,517	—	1,380
Income tax (benefit) expense	(37)	8	389	—	360
(Loss) income before equity in earnings of subsidiaries	(115)	7	1,128	—	1,020
Equity in earnings of subsidiaries, net of tax	1,108	932	—	(2,040)	—
Net income	993	939	1,128	(2,040)	1,020
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$993	$939	$1,101	$(2,040)	$993

Condensed Consolidating Statement of Income

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated
Revenue
Commissions, fees and other	$—	$—	$11,236	$(1)	$11,235
Fiduciary investment income	—	2	50	—	52
Total revenue	—	2	11,286	(1)	11,287
Expenses
Compensation and benefits	—	118	6,449	—	6,567
Other general expenses	—	47	3,078	(1)	3,124
Total operating expenses	—	165	9,527	(1)	9,691
Operating income	—	(163)	1,759	—	1,596
Interest income	—	4	14	—	18
Interest expense	—	(171)	(74)	—	(245)
Intercompany interest income (expense)	—	180	(180)	—	—
Other income (expense)	—	36	(17)	—	19
(Loss) income before taxes	—	(114)	1,502	—	1,388
Income tax (benefit) expense	—	(43)	421	—	378
(Loss) income before equity in earnings of subsidiaries	—	(71)	1,081	—	1,010
Equity in earnings of subsidiaries, net of tax	979	868	—	(1,847)	—
Net income	979	797	1,081	(1,847)	1,010
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	$979	$797	$1,050	$(1,847)	$979

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,113	$815	$1,376	$(2,156)	$1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$1,341	$(2,156)	$1,113
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	1	—	1
Change in fair value of derivatives	—	5	1	—	6
Foreign currency translation adjustments	—	(60)	(5)	—	(65)
Post-retirement benefit obligation	—	223	70	—	293
Total other comprehensive income	—	168	67	—	235
Equity in other comprehensive income of subsidiaries, net of tax	236	69	—	(305)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	236	237	68	(305)	236
Comprehensive income attributable to Aon shareholders	$1,349	$1,052	$1,409	$(2,461)	$1,349
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$993	$939	$1,128	$(2,040)	$1,020
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$993	$939	$1,101	$(2,040)	$993
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	2	7	—	9
Foreign currency translation adjustments	—	24	85	—	109
Post-retirement benefit obligation	—	(68)	(290)	—	(358)
Total other comprehensive loss	—	(42)	(198)	—	(240)
Equity in other comprehensive loss of subsidiaries, net of tax	(240)	(187)	—	427	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(240)	(229)	(198)	427	(240)
Comprehensive income attributable to Aon shareholders	$753	$710	$903	$(1,613)	$753

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$979	$797	$1,081	$(1,847)	$1,010
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	$979	$797	$1,050	$(1,847)	$979
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	(6)	(37)	—	(43)
Post-retirement benefit obligation	—	(173)	(223)	—	(396)
Total other comprehensive loss	—	(179)	(273)	—	(452)
Equity in other comprehensive loss of subsidiaries, net of tax	(453)	(277)	—	730	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive loss attributable to Aon shareholders	(453)	(456)	(274)	730	(453)
Comprehensive income attributable to Aon shareholders	$526	$341	$776	$(1,117)	$526

Condensed Consolidating Statement of Financial Position

	As of December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$247	$1,246	$(1,016)	$477
Short-term investments	—	163	360	—	523
Receivables, net	—	4	2,892	—	2,896
Fiduciary assets	—	—	11,871	—	11,871
Intercompany receivables	186	3,503	5,452	(9,141)	—
Other current assets	—	69	513	(19)	563
Total Current Assets	186	3,986	22,334	(10,176)	16,330
Goodwill	—	—	8,997	—	8,997
Intangible assets, net	—	—	2,578	—	2,578
Fixed assets, net	—	—	791	—	791
Investments	—	57	75	—	132
Deferred tax assets	140	465	193	(605)	193
Intercompany receivables	7,166	2,178	2,201	(11,545)	—
Other non-current assets	6	95	1,228	(99)	1,230
Investment in subsidiary	4,607	11,694	—	(16,301)	—
TOTAL ASSETS	$12,105	$18,475	$38,397	$(38,726)	$30,251
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,871	$—	$11,871
Short-term debt and current portion of long-term debt	—	—	707	(4)	703
Accounts payable and accrued liabilities	1,036	62	1,849	(1,016)	1,931
Intercompany payables	15	5,449	3,677	(9,141)	—
Other current liabilities	12	47	866	(19)	906
Total Current Liabilities	1,063	5,558	18,970	(10,180)	15,411
Long-term debt	792	2,512	378	4	3,686
Deferred tax liabilities	—	—	1,025	(605)	420
Pension, other post-retirement and other post-employment liabilities	—	925	682	—	1,607
Intercompany payables	2,100	7,267	2,178	(11,545)	—
Other non-current liabilities	5	159	867	(99)	932
TOTAL LIABILITIES	3,960	16,421	24,100	(22,425)	22,056
TOTAL AON SHAREHOLDERS’ EQUITY	8,145	2,054	14,247	(16,301)	8,145
Noncontrolling interests	—	—	50	—	50
TOTAL EQUITY	8,145	2,054	14,297	(16,301)	8,195
TOTAL LIABILITIES AND EQUITY	$12,105	$18,475	$38,397	$(38,726)	$30,251

Condensed Consolidating Statement of Financial Position

	As of December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$131	$199	$—	$(39)	$291
Short-term investments	—	89	257	—	346
Receivables, net	5	1	3,095	—	3,101
Fiduciary assets	—	—	12,214	—	12,214
Intercompany receivables	—	2,092	3,545	(5,637)	—
Other current assets	7	53	370	—	430
Total Current Assets	143	2,434	19,481	(5,676)	16,382
Goodwill	—	—	8,943	—	8,943
Intangible assets, net	—	—	2,975	—	2,975
Fixed assets, net	—	—	820	—	820
Investments	—	49	116	—	165
Deferred tax assets	117	620	266	(718)	285
Intercompany receivables	166	1,997	2,350	(4,513)	—
Other non-current assets	—	115	908	(107)	916
Investment in subsidiary	10,398	10,208	—	(20,606)	—
TOTAL ASSETS	$10,824	$15,423	$35,859	$(31,620)	$30,486
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$12,214	$—	$12,214
Short-term debt and current portion of long-term debt	—	429	23	—	452
Accounts payable and accrued liabilities	10	71	1,811	(39)	1,853
Intercompany payables	51	2,637	2,162	(4,850)	—
Other current liabilities	—	49	779	3	831
Total Current Liabilities	61	3,186	16,989	(4,886)	15,350
Long-term debt	107	2,515	1,091	—	3,713
Deferred tax liabilities	—	—	1,024	(718)	306
Pension, other post-retirement and other post-employment liabilities	—	1,294	982	—	2,276
Intercompany payables	2,890	166	2,247	(5,303)	—
Other non-current liabilities	4	254	885	(107)	1,036
TOTAL LIABILITIES	3,062	7,415	23,218	(11,014)	22,681
TOTAL AON SHAREHOLDERS’ EQUITY	7,762	8,008	12,598	(20,606)	7,762
Noncontrolling interests	—	—	43	—	43
TOTAL EQUITY	7,762	8,008	12,641	(20,606)	7,805
TOTAL LIABILITIES AND EQUITY	$10,824	$15,423	$35,859	$(31,620)	$30,486

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(50)	$(441)	$2,124	$—	$1,633
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	8	85	—	93
Purchase of long-term investments	—	(15)	—	—	(15)
Net (purchases) sales of short-term investments - non-fiduciary	—	(74)	(100)	—	(174)
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Proceeds from sale of businesses	—	7	33	—	40
Capital expenditures	—		(229)	—	(229)
CASH USED FOR INVESTING ACTIVITIES	—	(74)	(265)	—	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,102)	—	—	—	(1,102)
Advances from (to) affiliates	460	996	(479)	(977)	—
Issuance of shares for employee benefit plans	98	—	—	—	98
Issuance of debt	1,730	2,944	232	—	4,906
Repayment of debt	(1,055)	(3,377)	(247)	—	(4,679)
Cash dividends to shareholders	(212)	—	—	—	(212)
Purchase of shares from noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(19)	—	(19)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(81)	563	(521)	(977)	(1,016)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(92)	—	(92)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(131)	48	1,246	(977)	186
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$247	$1,246	$(1,016)	$477

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(87)	$(105)	$1,611	$—	$1,419
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	79	99	—	178
Purchase of long-term investments	—	(12)	—	—	(12)
Net (purchases) sales of short-term investments - non-fiduciary	—	232	208	—	440
Acquisition of businesses, net of cash acquired	(50)	(55)	(57)	—	(162)
Proceeds from sale of businesses	—	—	2	—	2
Capital expenditures	—	—	(269)	—	(269)
CASH USED FOR INVESTING ACTIVITIES	(50)	244	(17)	—	177
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,025)	(100)	—	—	(1,125)
Advances from (to) affiliates	1,379	489	(1,850)	(18)	—
Issuance of shares for employee benefit plans	69	49	—	—	118
Issuance of debt	—	732	1	—	733
Repayment of debt	—	(1,061)	(16)	—	(1,077)
Cash dividends to shareholders	(155)	(49)	—	—	(204)
Purchase of shares from noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(27)	—	(27)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	268	60	(1,896)	(18)	(1,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	9	—	9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	131	199	(293)	(18)	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	293	(21)	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131	$199	$—	$(39)	$291

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$—	$(201)	$1,219	$—	$1,018
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	133	57	—	190
Purchase of long-term investments	—	(20)	(10)	—	(30)
Net (purchases) sales of short-term investments - non-fiduciary	—	115	(123)	—	(8)
Acquisition of businesses, net of cash acquired	—	(10)	(96)	—	(106)
Proceeds from sale of businesses	—	5	4	—	9
Capital expenditures	—	—	(241)	—	(241)
CASH USED FOR INVESTING ACTIVITIES	—	223	(409)	—	(186)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	—	(828)	—	—	(828)
Advances from (to) affiliates	—	789	(768)	(21)	—
Issuance of shares for employee benefit plans	—	201	—	—	201
Issuance of debt	—	1,290	383	—	1,673
Repayment of debt	—	(1,288)	(400)	—	(1,688)
Cash dividends to shareholders	—	(200)	—	—	(200)
Purchase of shares from noncontrolling interests	—	—	(24)	—	(24)
Dividends paid to noncontrolling interests	—	—	(30)	—	(30)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	—	(36)	(839)	(21)	(896)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(10)	—	(10)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(14)	(39)	(21)	(74)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14	332	—	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$—	$293	$(21)	$272

19.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2013 and 2012 as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2013
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,908	$2,891	$2,786	$3,202	$11,787
Fiduciary investment income	7	6	8	7	28
Total revenue	$2,915	$2,897	$2,794	$3,209	$11,815
Operating income	$410	$382	$364	515	$1,671
Net income	272	252	264	360	1,148
Less: Net income attributable to noncontrolling interests	11	11	8	5	35
Net income attributable to Aon shareholders	$261	$241	$256	$355	$1,113
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$0.82	$0.77	$0.83	$1.16	$3.57
Diluted net income per share attributable to Aon shareholders	$0.82	$0.76	$0.82	$1.14	$3.53
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.16	$0.18	$0.18	$0.18	$0.68
Price range:
High	$61.87	$67.26	$76.30	$84.33	$84.33
Low	$54.65	$58.48	$64.20	$70.72	$54.65
Shares outstanding	309.1	307.5	301.0	300.7	300.7
Average monthly trading volume	46.4	34.9	30.9	37.6	37.5

	1Q	2Q	3Q	4Q	2012
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,829	$2,813	$2,726	$3,108	$11,476
Fiduciary investment income	12	8	11	7	38
Total revenue	$2,841	$2,821	$2,737	$3,115	$11,514
Operating income	$402	$394	$339	$461	$1,596
Net income	249	254	210	307	1,020
Less: Net income attributable to noncontrolling interests	11	8	6	2	27
Net income attributable to Aon shareholders	$238	$246	$204	$305	$993
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$0.72	$0.74	$0.62	$0.95	$3.02
Diluted net income per share attributable to Aon shareholders	$0.71	$0.73	$0.62	$0.93	$2.99
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.15	$0.16	$0.16	$0.16	$0.62
Price range:
High	$49.51	$52.61	$53.35	$57.92	$57.92
Low	$45.58	$45.04	$45.87	$51.78	$45.04
Shares outstanding	326.4	322.4	318.7	310.9	310.9
Average monthly trading volume	47.0	47.6	30.1	33.7	39.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2013 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (1992 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."
Changes in Internal Control Over Financial Reporting
No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during 2013 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
Aon plc
We have audited Aon plc's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Aon plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Aon plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon plc as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 18, 2014 expressed an unqualified opinion thereon.

Chicago, Illinois
February 18, 2014

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Resolutions Regarding Election of Directors" in our Proxy Statement for the 2014 Annual General Meeting of Shareholders to be held on June 24, 2014 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.
Item 11.    Executive Compensation.
Information relating to director and executive officer compensation is set forth under the headings "Compensation Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation" in the Proxy Statement, and all such information is incorporated herein by reference.
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
Item 14.    Principal Accountant Fees and Services.
Information required by this Item is included under the caption "Auditor Fees" in the Proxy Statement and is hereby incorporated by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)	(1) and (2). The following documents have been included in Part II, Item 8.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2013 and 2012
Consolidated Statements of Income — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

2.1*
Agreement and Plan of Merger dated as of July 11, 2010 among Aon Corporation, Alps Merger Corp., Alps Merger LLC and Hewitt Associates, Inc. — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on July 12, 2010.

2.2*
Agreement and Plan of Merger and Reorganization by and among Aon Corporation and Market Mergeco Inc. dated January 12, 2012 — incorporated by reference to Annex A of the Registration Statement on Form S-4/A (File No. 333-178991) filed by Aon Global Limited on February 6, 2012.

2.3*
Amendment No. 1 to Merger Agreement dated as of March 12, 2012 by and between Aon Corporation and Market Mergeco — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on March 12, 2012.

Articles of Association.

3.1*	Articles of Association of Aon plc — incorporated by reference to Exhibit 3.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.

Instruments Defining the Rights of Security Holders, Including Indentures.

4.1*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on April 2, 2012.

4.2*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between Aon and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.3*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.4*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.5*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.6*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to Aon's Annual Report on Form 10-K for the year ended December 31, 2001.

4.7*
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

4.8*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon and Computershare Trust Company of Canada, as Trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.

4.9*
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

4.10*
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

4.11*	Form of 3.50% Senior Note due 2015 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.12*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.13*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.14*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on March 8, 2011.

4.15*
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

4.16*	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2011.

4.17*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on December 13, 2012.

4.18*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon's Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.19*
Indenture, dated as of May 24, 2013, among Aon, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.20*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.21*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on November 26, 2013.

Material Contracts.

10.1*
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

10.2*
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

10.3*
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

10.4*
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

10.5*
Joinder Agreement executed by Aon plc as of April 2, 2012 (modifying the $400,000,000 Five-Year Credit Agreement, dated as of March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.6*
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

10.8*
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

10.9*
Letter of Amendment and Waiver between Aon and Citibank International PLC (as agent) dated April 29, 2013 amending €650,000,000 Facility Agreement dated October 15, 2010, as amended July 18, 2011 and as amended and restated March 30, 2012 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q filed on May 1, 2013.

10.10*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and its directors who are not salaried employees of Aon or its affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.

10.11.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.12.#
Amendment to the Aon Outside Director Deferred Compensation Plan, effective January 1, 2008, dated July 19, 2012 — incorporated by reference to Exhibit 10.17 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.13.*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.14.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.15.*#
Amendment to the Aon Corporation Non-Employee Director Deferred Stock Unit Plan, effective January 1, 2006, dated July 19, 2012 — incorporated by reference to Exhibit 10.16 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

10.16.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

10.17.*#
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

10.20.*#
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

10.35.*#
Aon Deferred Compensation Plan (as amended and restated effective as of September 20, 2013) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q filed on October 25, 2013.

10.36.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.37.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.38.*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.39.*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.40.*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon's Current Report on Form 8-K filed on April 2, 2012.

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

10.47.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.48.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.

10.49.*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2012.

10.50.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Christa Davies — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012

10.51.*#
Change in Control Agreement entered into as of March 27, 2012 by and between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2012.

10.52.*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.53.*#
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

10.55.*#
Employment Agreement dated as of January 22, 2010 between Aon Corporation and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.56.*#	Separation Agreement dated as of February 13, 2012 by and between Aon and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 14, 2012.

10.57.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Michael J. O'Connor — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.58.*#
Employment Agreement, dated and effective as of March 29, 2013, between Aon Corporation and Michael J. O'Connor - incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q filed on May 1, 2013.

10.59.*#
Change in Control Agreement, entered into as of March 29, 2013, between Aon Corporation and Michael J. O'Connor - incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q filed on May 1, 2013.

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

10.65.*#	Aon Corporation Leadership Performance Program for 2010-2012 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.66.*#	Aon Corporation Leadership Performance Program for 2011-2013 — incorporated by reference to Exhibit 10.45 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.67.*#	Aon Hewitt Performance Program for 2011-2013 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.68.*#	Aon Corporation Leadership Performance Program for 2012-2014 — incorporated by reference to Exhibit 10.13 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.69.*#	Aon plc Leadership Performance Program for 2013-2015 - incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q filed on May 1, 2013.

10.70.*#	Senior Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.16 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.71.*#	Senior Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q filed on May 1, 2013.

10.72.*#
Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).

10.73.*#
First Amendment to the Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc., dated April 2, 2012 — incorporated by reference to Exhibit 10.8 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.74.*#	Aon Corporation 2011 Incentive Plan, as amended and restated effective April 2, 2012 — incorporated by reference to Exhibit 10.11 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.75.*#	Deed of Assumption of Aon plc dated April 2, 2012 — incorporated by reference to Exhibit 10.7 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.76.*#
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

10.77.*#	Form of Change in Control Agreement — incorporated by reference to Exhibit 10.15 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.78.*#
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
________________________________________________________________________________________________________________________________________________________________________________________________________________
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, President and Chief Executive Officer
Date:	February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2014
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 18, 2014
Lester B. Knight

/s/ FULVIO CONTI	Director	February 18, 2014
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 18, 2014
Cheryl A. Francis

/s/ EDGAR D. JANNOTTA	Director	February 18, 2014
Edgar D. Jannotta

/s/ J. MICHAEL LOSH	Director	February 18, 2014
J. Michael Losh

Director
Robert S. Morrison

/s/ RICHARD B. MYERS	Director	February 18, 2014
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 18, 2014
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 18, 2014
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 18, 2014
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014
Christa Davies

/s/ LAUREL MEISSNER	Senior Vice President and Global Controller (Principal Accounting Officer)	February 18, 2014
Laurel Meissner

QuickLinks