Form 10-Q
period 2014-03-31
Aon plc
filed 2014-04-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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
+44 20 7623 5500
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of March 31, 2014:  296,483,350

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2014	March 31, 2013
Revenue
Commissions, fees and other	$2,941	$2,908
Fiduciary investment income	6	7
Total revenue	2,947	2,915
Expenses
Compensation and benefits	1,751	1,725
Other general expenses	727	780
Total operating expenses	2,478	2,505
Operating income	469	410
Interest income	2	1
Interest expense	(58)	(52)
Other income	1	9
Income before income taxes	414	368
Income taxes	78	96
Net income	336	272
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon shareholders	$325	$261

Basic net income per share attributable to Aon shareholders	$1.07	$0.82
Diluted net income per share attributable to Aon shareholders	$1.06	$0.82
Cash dividends per share paid on ordinary shares	$0.18	$0.16
Weighted average ordinary shares outstanding - basic	303.5	316.4
Weighted average ordinary shares outstanding - diluted	307.2	320.0

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2014	March 31, 2013
Net income	$336	$272
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon shareholders	325	261
Other comprehensive income (loss), net of tax:
Change in fair value of investments	1	—
Change in fair value of derivatives	9	(14)
Foreign currency translation adjustments	16	(174)
Post-retirement benefit obligation	26	23
Total other comprehensive income (loss)	52	(165)
Less: Other comprehensive income attributable to noncontrolling interests	(2)	—
Total other comprehensive income (loss) attributable to Aon shareholders	54	(165)
Comprehensive income attributable to Aon shareholders	$379	$96

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	Mar 31, 2014	Dec 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$338	$477
Short-term investments	340	523
Receivables, net	2,880	2,896
Fiduciary assets	12,038	11,871
Other current assets	577	563
Total Current Assets	16,173	16,330
Goodwill	9,030	8,997
Intangible assets, net	2,500	2,578
Fixed assets, net	785	791
Investments	143	132
Other non-current assets	1,446	1,423
TOTAL ASSETS	$30,077	$30,251

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,038	$11,871
Short-term debt and current portion of long-term debt	1,077	703
Accounts payable and accrued liabilities	1,499	1,931
Other current liabilities	967	906
Total Current Liabilities	15,581	15,411
Long-term debt	3,669	3,686
Pension, other post-retirement and other post-employment liabilities	1,573	1,607
Other non-current liabilities	1,248	1,352
TOTAL LIABILITIES	22,071	22,056

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2014 - 296.5; 2013 - 300.7)	3	3
Additional paid-in capital	4,860	4,785
Retained earnings	5,403	5,731
Accumulated other comprehensive loss	(2,320)	(2,374)
TOTAL AON SHAREHOLDERS’ EQUITY	7,946	8,145
Noncontrolling interests	60	50
TOTAL EQUITY	8,006	8,195
TOTAL LIABILITIES AND EQUITY	$30,077	$30,251

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2013	300.7	$4,788	$5,731	$(2,374)	$50	$8,195
Net income	—	—	325	—	11	336
Shares issued - employee benefit plans	0.3	14	—	—	—	14
Shares issued - employee compensation	2.7	(85)	—	—	—	(85)
Shares purchased	(7.2)	—	(600)	—	—	(600)
Tax benefit - employee benefit plans	—	44	—	—	—	44
Share-based compensation expense	—	102	—	—	—	102
Dividends to shareholders	—	—	(53)	—	—	(53)
Net change in fair value of investments	—	—	—	1	—	1
Net change in fair value of derivatives	—	—	—	9	—	9
Net foreign currency translation adjustments	—	—	—	18	(2)	16
Net post-retirement benefit obligation	—	—	—	26	—	26
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	1	1
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	—
Balance at March 31, 2014	296.5	$4,863	$5,403	$(2,320)	$60	$8,006

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$336	$272
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(5)	—
Depreciation of fixed assets	60	59
Amortization of intangible assets	86	99
Share-based compensation expense	102	69
Deferred income taxes	10	13
Change in assets and liabilities:
Fiduciary receivables	165	(42)
Short term investments - funds held on behalf of clients	(271)	(322)
Fiduciary liabilities	106	364
Receivables, net	13	174
Accounts payable and accrued liabilities	(468)	(417)
Restructuring reserves	(40)	(16)
Current income taxes	2	(65)
Pension, other post-retirement and other post-employment liabilities	(128)	(196)
Other assets and liabilities	21	62
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(11)	54

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	42	18
Purchases of long-term investments	(10)	(3)
Net sales (purchases) of short-term investments - non-fiduciary	183	(16)
Acquisition of businesses, net of cash acquired	(5)	(2)
Proceeds from sale of businesses	1	1
Capital expenditures	(55)	(60)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	156	(62)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(600)	(300)
Issuance of shares for employee benefit plans	26	36
Issuance of debt	1,195	1,150
Repayment of debt	(829)	(715)
Cash dividends to shareholders	(53)	(50)
Purchase of shares from noncontrolling interests	1	(1)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(260)	120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(24)	5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(139)	117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	477	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$338	$408

Supplemental disclosures:
Interest paid	$64	$32
Income taxes paid, net of refunds	$66	$148

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The Condensed Consolidated Financial Statements include the accounts of Aon plc and all controlled subsidiaries (“Aon” or the “Company”).  All intercompany accounts and transactions have been eliminated.  The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the three months ended March 31, 2014 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2014.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Discontinued Operations

In April 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for Aon in the first quarter of 2015. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

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

The Company is required to hold £77 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K. based regulator, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were equal to $128 million and $126 million at March 31, 2014 and December 31, 2013, respectively.  Cash and cash equivalents included restricted balances of $125 million and $88 million at March 31, 2014 and December 31, 2013, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2014	2013
Equity earnings	$5	$2
(Loss) gain on investments	(1)	1
Foreign currency remeasurement gain	19	24
Derivative loss	(23)	(18)
Other	1	—
	$1	$9

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended March 31,
	2014	2013
Balance at beginning of period	$90	$118
Provision charged to operations	4	10
Accounts written off, net of recoveries	(5)	(9)
Effect of exchange rate changes and other	—	3
Balance at end of period	$89	$122

Other Current Assets

The components of Other current assets are as follows (in millions):

	Mar 31, 2014	Dec 31, 2013
Prepaid expenses	$219	$229
Taxes receivable	130	111
Deferred project costs	102	98
Deferred tax assets	81	93
Other	45	32
	$577	$563

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	Mar 31, 2014	Dec 31, 2013
Prepaid pension (1)	$659	$567
Deferred project costs	259	273
Deferred tax assets	180	193
Taxes receivable	100	108
Other	248	282
	$1,446	$1,423
  ______________________________________________

(1)	Increase in prepaid pensions is primarily due to cash funding of the U.K. pension plans.

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	Mar 31, 2014	Dec 31, 2013
Deferred revenue	$513	$475
Taxes payable	140	136
Deferred tax liabilities	53	48
Other	261	247
	$967	$906

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	Mar 31, 2014	Dec 31, 2013
Deferred tax liabilities	$365	$420
Leases	201	204
Taxes payable	194	184
Deferred revenue	128	134
Compensation and benefits	59	105
Other	301	305
	$1,248	$1,352

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2014, the Company completed the acquisition of one business in the Risk Solutions segment and one business in the HR Solutions segment.  During the three months ended March 31, 2013, the Company completed the acquisition of one business in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions (in millions):

	Three months ended March 31,
	2014	2013
Consideration	$5	$2
Intangible assets:
Goodwill	$4	$2
Other intangible assets	4	1
Total	$8	$3

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

During the three months ended March 31, 2014, the Company completed the disposition of one business in the Risk Solutions segment. Total pretax gain of $1 million was recognized on this sale, which is included in Other income in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2013, the Company completed the disposition of three businesses in the Risk Solutions segment.  No gain or loss was recognized on these dispositions.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2013	$6,020	$2,977	$8,997
Goodwill related to current year acquisitions	2	2	4
Goodwill related to prior year acquisitions	(1)	—	(1)
Foreign currency translation	31	(1)	30
Balance as of March 31, 2014	$6,052	$2,978	$9,030

Other intangible assets by asset class are as follows (in millions):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,729	1,386	1,343	2,720	1,310	1,410
Marketing, technology and other	587	449	138	584	435	149
	$4,335	$1,835	$2,500	$4,323	$1,745	$2,578

Amortization expense from finite lived intangible assets was $86 million and $99 million for the three months ended March 31, 2014 and 2013, respectively.

The estimated future amortization for finite lived intangible assets as of March 31, 2014 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2014	$77	$183	$260
2015	83	212	295
2016	70	177	247
2017	59	141	200
2018	47	93	140
Thereafter	89	250	339
	$425	$1,056	$1,481

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt. The Aon Hewitt Plan was intended to streamline operations across the combined Aon Hewitt organization. The Company incurred all remaining costs for the Aon Hewitt Plan and the plan was closed in the fourth quarter of 2013. For the three months ended March 31, 2014 no charges were taken under the Aon Hewitt Plan. For the three months ended March 31, 2013, $26 million of restructuring expenses were charged, of which $15 million and $11 million were in the HR Solutions segment and Risk Solutions segment, respectively.

As of December 31, 2013, the remaining liabilities for the Company's restructuring plans were $166 million. During the three months ended March 31, 2014, the Company made cash payments of $40 million, partially offset by foreign exchange translation of $1 million, resulting in restructuring liabilities of $127 million as of March 31, 2014.

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$338	$477
Short-term investments	340	523
Fiduciary assets (1)	4,088	3,778
Investments	143	132
	$4,909	$4,910
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	March 31, 2014	December 31, 2013
Equity method investments	$127	$113
Other investments	8	10
Fixed-maturity securities	8	9
	$143	$132

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs and to retire other debt obligations.  At March 31, 2014, the Company had $374 million in commercial paper outstanding compared to no commercial paper outstanding at December 31, 2013. The weighted average commercial paper outstanding for the three months ended March 31, 2014 was $204 million. The weighted average interest rate of the commercial paper outstanding for the three months ended March 31, 2014 was 0.32%.

10.  Income Taxes

The effective tax rate on net income was 18.9% and 26.1% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate in the first quarter 2014 was favorably impacted by a change in the geographical distribution of income.

11.  Shareholders’ Equity

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

During the three months ended March 31, 2014, the Company repurchased 7.2 million shares at an average price per share of $83.45 for a total cost of $600 million under the 2012 Share Repurchase Program. During the three months ended March 31, 2013, the Company repurchased 5.0 million shares at an average price per share of $59.82 for a total cost of $300 million under the 2012 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $2.3 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 43.5 million shares for an aggregate cost of $2.7 billion.

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

Net income attributable to participating securities was $3 million in both the three months ended March 31, 2014 and 2013.

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2014	2013
Shares for basic earnings per share (1)	303.5	316.4
Common stock equivalents	3.7	3.6
Shares for diluted earnings per share	307.2	320.0
   ______________________________________________
(1) Includes 3.4 million and 4.2 million of participating securities for the three months ended March 31, 2014 and 2013, respectively.

Certain ordinary share equivalents were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. There were no shares excluded from the calculation for the three months ended March 31, 2014. The number of shares excluded from the calculation was 0.2 million for the three months ended March 31, 2013.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2013	$1	$(22)	$169	$(2,522)	$(2,374)
Other comprehensive income (loss) before reclassifications, net	1	—	18	—	19
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	14	—	36	50
Tax benefit	—	(5)	—	(10)	(15)
Amounts reclassified from accumulated other comprehensive loss, net	—	9	—	26	35
Net current period other comprehensive (loss) income	1	9	18	26	54
Balance at March 31, 2014	$2	$(13)	$187	$(2,496)	$(2,320)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits

12.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s material U.K., U.S., and other significant international pension plans, which are located in the Netherlands and Canada (in millions):

	Three months ended March 31,
	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$5
Interest cost	58	53	32	28	12	11
Expected return on plan assets	(82)	(75)	(39)	(34)	(15)	(15)
Amortization of net actuarial loss	13	12	10	13	2	6
Net periodic (benefit) cost	(11)	(10)	3	7	(1)	7
Curtailment loss (gain) and other	—	—	1	—	(3)	—
Total net periodic benefit cost	$(11)	$(10)	$4	$7	$(4)	$7

Based on current assumptions, in 2014, Aon plans to contribute $185 million, $173 million, and $27 million to its U.K., U.S., and other significant international pension plans, respectively. During the three months ended March 31, 2014, contributions of $65 million, $40 million, and $12 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

13.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31,
	2014	2013
Restricted share units (“RSUs”)	$60	$55
Performance share awards (“PSAs”)	39	11
Share options	—	1
Employee share purchase plans	3	2
Total share-based compensation expense	$102	$69

Restricted Share Units

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Three months ended March 31,
	2014		2013
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,759	$51	10,432	$44
Granted	1,146	83	1,764	60
Vested	(1,950)	51	(2,080)	46
Forfeited	(125)	50	(128)	44
Non-vested at end of period	8,830	56	9,988	47
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Performance Share Awards

The vesting of PSAs is contingent upon meeting a level of earnings per share performance over a three-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. Dividend equivalents are not paid on PSAs.

Information as of March 31, 2014 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of March 31, 2014	As of December 31, 2013	As of December 31, 2012
Target PSAs granted	816	1,135	1,369
Fair value (1)	$81	$58	$47
Number of shares that would be issued based on current performance levels	816	2,243	2,682
Unamortized expense, based on current performance levels	$65	$82	$34
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options during the three months ended March 31, 2014 or 2013, respectively.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	3,462	$32	5,611	$32
Granted	—	—	—	—
Exercised	(416)	33	(610)	31
Forfeited and expired	(2)	36	(10)	33
Outstanding at end of period	3,044	32	4,991	32
Exercisable at end of period	2,928	32	4,579	32

The weighted average remaining contractual life, in years, of outstanding options was 2.0 years and 2.5 years at March 31, 2014 and 2013, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing share price of $84.28 as of March 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2014, the aggregate intrinsic value of options outstanding was $159 million, of which $154 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended March 31,
	2014	2013
Aggregate intrinsic value of stock options exercised	$21	$17
Cash received from the exercise of stock options	14	20
Tax benefit realized from the exercise of stock options	6	3

Unamortized deferred compensation expense, which includes both options and awards, amounted to $365 million as of March 31, 2014, with a remaining weighted-average amortization period of approximately 2.0 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of March 31, 2014, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral related to derivative arrangements as of March 31, 2014.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$172	$171	$9	$9	$—	$—
Foreign exchange contracts	1,223	1,191	73	71	94	93
Total	1,395	1,362	82	80	94	93
Derivatives not accounted for as hedges:
Foreign exchange contracts	177	215	—	—	—	—
Total	$1,572	$1,577	$82	$80	$94	$93
______________________________________________

(1)
Included within Other current assets ($49 million and $46 million at March 31, 2014 and December 31, 2013, respectively) or Other non-current assets ($33 million and $34 million at March 31, 2014 and December 31, 2013, respectively)

(2)
Included within Other current liabilities ($18 million and $51 million at March 31, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($76 million and $42 million at March 31, 2014 and December 31, 2013, respectively)

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$9	$9	$—	$—	$9	$9
Foreign exchange contracts	73	71	(24)	(30)	49	41
Total	82	80	(24)	(30)	58	50
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$82	$80	$(24)	$(30)	$58	$50
______________________________________________
(1) Included within Other current assets ($21 million and $18 million at March 31, 2014 and December 31, 2013, respectively) or Other non-current assets ($37 million and $32 million at March 31, 2014 and December 31, 2013, respectively)

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	94	93	(24)	(30)	70	63
Total	94	93	(24)	(30)	70	63
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$94	$93	$(24)	$(30)	$70	$63
______________________________________________
(2) Included within Other current liabilities ($18 million and $23 million at March 31, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($52 million and $40 million at March 31, 2014 and December 31, 2013, respectively)

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three months ended March 31,
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—
Foreign exchange contracts (2)	(8)	(29)
Total	$(8)	$(29)
Foreign net investment hedges:
Foreign exchange contracts	$—	$—
 ______________________________________________
(1) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Interest Expense
(2) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Compensation and benefits ($11 million and $4 million gain for the three months ended March 31, 2014 and 2013, respectively), and Other income ($19 million and $33 million loss for the three months ended March 31, 2014 and 2013, respectively)

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Three months ended March 31,
	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—
Foreign exchange contracts (2)	(21)	(11)
Total	(21)	(11)
Foreign net investment hedges:
Foreign exchange contracts	$—	$—
 ______________________________________________
(1) Included within Interest Expense
(2) Included within Compensation and benefits ($3 million and $1 million loss for the three months ended March 31, 2014 and 2013, respectively), Other general expenses ($1 million loss for the three months ended March 31, 2013), and Other income ($18 million and $9 million loss for the three months ended March 31, 2014 and 2013, respectively)

The amount of gain (loss) recognized in the Condensed Consolidated Financial Statements is as follows (in millions):

	Three months ended March 31,
	Amount of Gain (Loss) Recognized in Income on Derivative (2)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2014	2013	2014	2013
Fair value hedges:
Foreign exchange contracts (1)	$—	$(1)	$—	$1
  ______________________________________________
(1) Relates to fixed rate debt
(2) Included in Interest expense

The Company estimates that approximately $15 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2014 and 2013 was not material.

During the three months ended March 31, 2014 and 2013, the Company recorded a loss of $5 million and $9 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

Real estate and REITs consist of publicly traded real estate investment trusts ("REITs") and direct real estate investments. Level 1 REITs are valued using the closing stock price on a national securities exchange. The Level 3 values are based on the proportionate share of ownership in the underlying net asset value as determined by the investment manager. The Company independently reviews the listing of Level 1 REIT securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the Level 3 real estate funds and discusses performance with the fund managers. The Company obtains audited fund manager financial statements, when available. See the description of “Alternative investments” for further detail on valuation procedures surrounding Level 3 REITs.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,086	$2,061	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	1	—	—	1
Government bonds	7	—	7	—
Equity securities	15	6	9	—
Derivatives:
Interest rate contracts	9	—	9	—
Foreign exchange contracts	73	—	73	—
Liabilities:
Derivatives:
Foreign exchange contracts	94	—	94	—
  ______________________________________________
(1) Includes $2,061 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,079	$2,054	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	2	—	—	2
Government bonds	7	—	7	—
Equity securities	13	6	7	—
Derivatives:
Interest rate contracts	9	—	9	—
Foreign exchange contracts	71	—	71	—
Liabilities:
Derivatives:
Foreign exchange contracts	93	—	93	—
  ______________________________________________
(1)  Includes $2,054 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2014 and 2013, respectively. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2014 or 2013, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,669	$3,966	$3,686	$3,894

16.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions (“E&O”) claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some historical claims. Accruals for these exposures and legal fees, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

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

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries (together, “Philips”). In January 2014, the Aon subsidiary was served with a High Court lawsuit alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Company’s Condensed Consolidated Financial Statements, and are recorded at fair value.

The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

Letters of Credit

The Company had total letters of credit (“LOCs”) outstanding for approximately $66 million at March 31, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements, and are recorded at fair value.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $24 million at March 31, 2014 compared to $34 million at December 31, 2013. During the three months ended March 31, 2014, the Company funded $10 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $64 million at March 31, 2014 compared to $98 million at December 31, 2013.

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

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2014	2013
Risk Solutions	$1,994	$1,971
HR Solutions	965	954
Intersegment eliminations	(12)	(10)
Total revenue	$2,947	$2,915

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2014	2013
Retail brokerage	$1,579	$1,562
Reinsurance brokerage	409	402
Total Risk Solutions Segment	1,988	1,964
Consulting services	384	382
Outsourcing	589	581
Intrasegment	(8)	(9)
Total HR Solutions Segment	965	954
Intersegment	(12)	(10)
Total commissions, fees and other revenue	$2,941	$2,908

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2014	2013
Risk Solutions	$6	$7
HR Solutions	—	—
Total fiduciary investment income	$6	$7

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2014	2013
Risk Solutions	$445	$403
HR Solutions	67	51
Segment income before income taxes	512	454
Unallocated expenses	(43)	(44)
Interest income	2	1
Interest expense	(58)	(52)
Other income	1	9
Income before income taxes	$414	$368

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of debt obligations.

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

Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes Due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027 in both Original Notes and Exchange Notes form. Those notes are subject to Rule 3-10 of Regulation S-X. Aon Corporation also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes Due 2043 issued on May 21, 2013 and the 4.00% Notes Due November 2023 issued on November 21, 2013. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes Due 2042, the 4.45% Notes Due 2043 or the 4.00% Notes Due 2023.

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2014 and 2013, condensed consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013, condensed consolidating statements of financial position as of March 31, 2014 and December 31, 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

In July 2013, Aon Holdings LLC, an intermediate holding company and the then-direct parent of Aon Corporation, transferred its ownership of Aon Corporation to Aon plc via distribution. The financial results of Aon Holdings LLC were included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has reflected the transfer of Aon Corporation from Aon Holdings LLC to Aon plc below for all periods presented.

Condensed Consolidating Statement of Income

	Three months ended March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,940	$—	$2,941
Fiduciary investment income	—	—	6	—	6
Total revenue	1	—	2,946	—	2,947
Expenses
Compensation and benefits	12	8	1,731	—	1,751
Other general expenses	7	17	703	—	727
Total operating expenses	19	25	2,434	—	2,478
Operating (loss) income	(18)	(25)	512	—	469
Interest income	(2)	—	4	—	2
Interest expense	(9)	(31)	(18)	—	(58)
Intercompany interest income (expense)	111	(74)	(37)	—	—
Other income	—	—	1	—	1
Income (loss) before taxes	82	(130)	462	—	414
Income tax (benefit) expense	20	(50)	108	—	78
Income (loss) before equity in earnings of subsidiaries	62	(80)	354	—	336
Equity in earnings of subsidiaries, net of tax	263	280	—	(543)	—
Net income	325	200	354	(543)	336
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$325	$200	$343	$(543)	$325

Condensed Consolidating Statement of Income

	Three months ended March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,907	$—	$2,908
Fiduciary investment income	—	—	7	—	7
Total revenue	1	—	2,914	—	2,915
Expenses
Compensation and benefits	11	15	1,699	—	1,725
Other general expenses	7	6	767	—	780
Total operating expenses	18	21	2,466	—	2,505
Operating (loss) income	(17)	(21)	448	—	410
Interest income	—	1	—	—	1
Interest expense	(2)	(34)	(16)	—	(52)
Intercompany interest (expense) income	(7)	43	(36)	—	—
Other (expense) income	—	(1)	10	—	9
(Loss) income before taxes	(26)	(12)	406	—	368
Income tax (benefit) expense	(5)	(5)	106	—	96
(Loss) income before equity in earnings of subsidiaries	(21)	(7)	300	—	272
Equity in earnings of subsidiaries, net of tax	282	254	—	(536)	—
Net income	261	247	300	(536)	272
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$261	$247	$289	$(536)	$261

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$325	$200	$354	$(543)	$336
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$325	$200	$343	$(543)	$325
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	1	—	1
Change in fair value of derivatives	—	1	8	—	9
Foreign currency translation adjustments	—	(17)	33	—	16
Post-retirement benefit obligation	—	6	20	—	26
Total other comprehensive income	—	(10)	62	—	52
Equity in other comprehensive loss of subsidiaries, net of tax	54	69	—	(123)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	54	59	64	(123)	54
Comprehensive income attributable to Aon shareholders	$379	$259	$407	$(666)	$379

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$261	$247	$300	$(536)	$272
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$261	$247	$289	$(536)	$261
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	1	(15)	—	(14)
Foreign currency translation adjustments	—	(8)	(166)	—	(174)
Post-retirement benefit obligation	—	7	16	—	23
Total other comprehensive income	—	—	(165)	—	(165)
Equity in other comprehensive income of subsidiaries, net of tax	(165)	(164)	—	329	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	(165)	(164)	(165)	329	(165)
Comprehensive income attributable to Aon Shareholders	$96	$83	$124	$(207)	$96

Condensed Consolidating Statement of Financial Position

	As of March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$154	$1,372	$(1,188)	$338
Short-term investments	—	101	239	—	340
Receivables, net	—	1	2,879	—	2,880
Fiduciary assets	—	—	12,038	—	12,038
Intercompany receivables	116	3,982	5,878	(9,976)	—
Other current assets	—	109	538	(70)	577
Total Current Assets	116	4,347	22,944	(11,234)	16,173
Goodwill	—	—	9,030	—	9,030
Intangible assets, net	—	—	2,500	—	2,500
Fixed assets, net	—	—	785	—	785
Investments	—	69	74	—	143
Intercompany receivables	7,166	2,163	2,201	(11,530)	—
Other non-current assets	146	509	1,477	(686)	1,446
Investment in subsidiary	4,979	12,165	—	(17,144)	—
TOTAL ASSETS	$12,407	$19,253	$39,011	$(40,594)	$30,077

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,038	$—	$12,038
Short-term debt and current portion of long-term debt	227	140	710	—	1,077
Accounts payable and accrued liabilities	1,218	41	1,428	(1,188)	1,499
Intercompany payables	87	5,834	4,055	(9,976)	—
Other current liabilities	33	47	957	(70)	967
Total Current Liabilities	1,565	6,062	19,188	(11,234)	15,581
Long-term debt	792	2,516	361	—	3,669
Pension, other post-retirement and other post-employment liabilities	—	930	643	—	1,573
Intercompany payables	2,100	7,267	2,163	(11,530)	—
Other non-current liabilities	4	112	1,818	(686)	1,248
TOTAL LIABILITIES	4,461	16,887	24,173	(23,450)	22,071

TOTAL AON SHAREHOLDERS’ EQUITY	7,946	2,366	14,778	(17,144)	7,946
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	7,946	2,366	14,838	(17,144)	8,006

TOTAL LIABILITIES AND EQUITY	$12,407	$19,253	$39,011	$(40,594)	$30,077

Condensed Consolidating Statement of Financial Position

	As of December 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$247	$1,246	$(1,016)	$477
Short-term investments	—	163	360	—	523
Receivables, net	—	4	2,892	—	2,896
Fiduciary assets	—	—	11,871	—	11,871
Intercompany receivables	186	3,503	5,452	(9,141)	—
Other current assets	—	69	513	(19)	563
Total Current Assets	186	3,986	22,334	(10,176)	16,330
Goodwill	—	—	8,997	—	8,997
Intangible assets, net	—	—	2,578	—	2,578
Fixed assets, net	—	—	791	—	791
Investments	—	57	75	—	132
Intercompany receivables	7,166	2,178	2,201	(11,545)	—
Other non-current assets	146	560	1,421	(704)	1,423
Investment in subsidiary	4,607	11,694	—	(16,301)	—
TOTAL ASSETS	$12,105	$18,475	$38,397	$(38,726)	$30,251

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,871	$—	$11,871
Short-term debt and current portion of long-term debt	—	—	707	(4)	703
Accounts payable and accrued liabilities	1,036	62	1,849	(1,016)	1,931
Intercompany payables	15	5,449	3,677	(9,141)	—
Other current liabilities	12	47	866	(19)	906
Total Current Liabilities	1,063	5,558	18,970	(10,180)	15,411
Long-term debt	792	2,512	378	4	3,686
Pension, other post-retirement and other post-employment liabilities	—	925	682	—	1,607
Intercompany payables	2,100	7,267	2,178	(11,545)	—
Other non-current liabilities	5	159	1,892	(704)	1,352
TOTAL LIABILITIES	3,960	16,421	24,100	(22,425)	22,056

TOTAL AON SHAREHOLDERS’ EQUITY	8,145	2,054	14,247	(16,301)	8,145
Noncontrolling interests	—	—	50	—	50
TOTAL EQUITY	8,145	2,054	14,297	(16,301)	8,195

TOTAL LIABILITIES AND EQUITY	$12,105	$18,475	$38,397	$(38,726)	$30,251

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$89	$(123)	$23	$—	$(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	37	5	—	42
Purchase of long-term investments	—	(10)	—	—	(10)
Net sales of short-term investments - non-fiduciary	—	62	121	—	183
Acquisition of businesses, net of cash acquired	—	—	(5)	—	(5)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(55)	—	(55)
CASH PROVIDED BY INVESTING ACTIVITIES	—	89	67	—	156

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(600)	—	—	—	(600)
Advances from (to) affiliates	313	(206)	65	(172)	—
Issuance of shares for employee benefit plans	26	—	—	—	26
Issuance of debt	293	902	—	—	1,195
Repayment of debt	(68)	(755)	(6)	—	(829)
Cash dividends to shareholders	(53)	—	—	—	(53)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	—	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(89)	(59)	60	(172)	(260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(24)	—	(24)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(93)	126	(172)	(139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$154	$1,372	$(1,188)	$338

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$5	$(23)	$72	$—	$54

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	1	17	—	18
Purchase of long-term investments	—	(3)	—	—	(3)
Net (purchases) sales of short-term investments - non-fiduciary	—	(39)	23	—	(16)
Acquisition of businesses, net of cash acquired	—	—	(2)	—	(2)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(60)	—	(60)
CASH USED FOR INVESTING ACTIVITIES	—	(41)	(21)	—	(62)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(300)	—	—	—	(300)
Advances from (to) affiliates	96	(206)	71	39	—
Issuance of shares for employee benefit plans	36	—	—	—	36
Issuance of debt	87	833	230	—	1,150
Repayment of debt	—	(511)	(204)	—	(715)
Cash dividends to shareholders	(50)	—	—	—	(50)
Purchase of shares from noncontrolling interests	—	—	(1)	—	(1)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(131)	116	96	39	120

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	5	—	5
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126)	52	152	39	117
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5	$251	$152	$—	$408

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2014 FINANCIAL RESULTS

During the first three months of 2014, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these headwinds included economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and macro-economic pressures across continental Europe.

The following is a summary of our first quarter 2014 financial results:

•
For the quarter, revenue increased $32 million, or 1%, to $2.9 billion compared to the prior year quarter due primarily to organic revenue growth of 2%, partially offset by a 1% unfavorable impact from foreign currency exchange rates and a $1 million, or 14%, decline in investment income due to lower average interest rates globally. In Risk Solutions, revenue was driven by solid growth in Retail brokerage across both the Americas and International businesses, as well as solid growth in our Reinsurance business. The HR Solutions segment had growth in investment and compensation consulting and modest growth in benefits administration and human resources business process outsourcing, partially offset by the unfavorable impact from the timing of revenue in the quarter.

•
Operating expenses for the quarter were $2.5 billion, a decrease of $27 million, or 1%, compared to the prior year quarter of $2.5 billion due primarily to a $31 million increase in savings related to restructuring programs, a $26 million decrease in formal restructuring costs, an $18 million favorable impact from foreign currency exchange rates, a $17 million decrease in expenses related to acquisitions, net of divestitures, and a $13 million decrease in intangible asset amortization, partially offset by an increase in expense to support future growth in our health care exchange business and an increase in expense associated with organic revenue growth of 2%.

•
Operating margin increased to 15.9% in the first quarter 2014 from 14.1% in the first quarter 2013. The increase in operating margin from the prior year quarter is primarily related to organic revenue growth of 2%, decreased intangible asset amortization, savings related to the restructuring programs, and expense discipline. Operating margin for Risk Solutions increased 190 basis points from 20.4% in the first quarter 2013 to 22.3% in the first quarter 2014, due primarily to solid revenue growth, expense discipline, and savings related to the restructuring programs. Operating margin for HR Solutions increased 160 basis points from 5.3% in the first quarter 2013 to 6.9% in the first quarter 2014, due primarily to modest revenue growth, a reduction in intangible asset amortization, and savings from the restructuring plans, partially offset by an increase in expense to support future growth in our healthcare exchange business and the unfavorable impact from timing of certain consulting revenue.

•	Net income attributable to Aon shareholders increased $64 million, or 25%, to $325 million for the first quarter 2014 compared to the first quarter 2013.

•
Cash flow used for operating activities was $11 million for the first quarter 2014, a decrease of $65 million, or 120%, from cash flow provided by operating activities of $54 million in the first quarter 2013 driven by expenses associated with organic growth and the unfavorable timing of certain incentive compensation and interest expense payments, partially offset by a solid underlying working capital performance and a decrease in both pension contributions and cash taxes in the quarter.

We focus on four key non-GAAP metrics each quarter that we communicate to shareholders: grow organically, expand adjusted margins, increase adjusted diluted earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the first quarter of 2014:

•
Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Organic Revenue,” was 2% in the first quarter 2014 unchanged from the prior year first quarter organic revenue growth of 2%. In Risk Solutions, revenue was driven by solid growth in Retail brokerage across both the Americas and International businesses, as well as solid growth in our Reinsurance business. The HR Solutions segment had growth in investment and compensation consulting and modest growth in benefits administration and human resources business process outsourcing, partially offset by the unfavorable impact from the timing of revenue in the quarter.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” for the first quarter 2014 was 18.8% for Aon overall, 23.6% for the Risk Solutions segment, and 13.3% for the HR Solutions segment.  Adjusted operating margin was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.3% for the HR Solutions segment for the first quarter 2013.  The quarter-to-date increase in adjusted operating margin for the Risk Solutions segment reflects organic revenue growth, expense discipline, and savings related to the restructuring programs. The quarter-to-date decrease in adjusted operating margin for the HR Solutions segment reflects an increase in expense to support future growth in our health care exchange business and the unfavorable impact from timing of certain consulting revenue, partially offset by modest organic revenue growth and savings related to the Aon Hewitt restructuring program.

•
Adjusted diluted earnings per share from net income attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.28 per share in the first quarter of 2014 compared to $1.11 per share in the first quarter of 2013.

•
Free cash flow, a non-GAAP measure as defined under the "Review of Consolidated Results Free Cash Flow," decreased $60 million from the prior year period to a use of cash of $66 million in the first quarter of 2014 driven by a decrease in cash flow from operations, partially offset by a decrease of $5 million in capital expenditures from the prior year period.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue is a non-GAAP measure and excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items.  Supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliations of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, have been provided under the “Review by Segment” caption, below.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended March 31, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,947	$1,994	$965
Operating income — U.S. GAAP	$469	$445	$67
Intangible asset amortization	86	25	61
Operating income — as adjusted	$555	$470	$128
Operating margins — U.S. GAAP	15.9%	22.3%	6.9%
Operating margins — as adjusted	18.8%	23.6%	13.3%

	Three months ended March 31, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,915	$1,971	$954
Operating income — U.S. GAAP	$410	$403	$51
Restructuring charges	26	11	15
Intangible asset amortization	99	29	70
Headquarters relocation costs	3	—	—
Operating income — as adjusted	$538	$443	$136
Operating margins — U.S. GAAP	14.1%	20.4%	5.3%
Operating margins — as adjusted	18.5%	22.5%	14.3%
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

	Three months ended March 31, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$469	$86	$555
Interest income	2	—	2
Interest expense	(58)	—	(58)
Other income	1	—	1
Income before income taxes	414	86	500
Income taxes	78	17	95
Net income	336	69	405
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$325	$69	$394
Diluted earnings per share	$1.06	$0.22	$1.28
Weighted average common shares outstanding — diluted	307.2	307.2	307.2

	Three months ended March 31, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$410	$128	$538
Interest income	1	—	1
Interest expense	(52)	—	(52)
Other income	9	—	9
Income before income taxes	368	128	496
Income taxes	96	33	129
Net income	272	95	367
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$261	$95	$356
Diluted earnings per share	$0.82	$0.29	$1.11
Weighted average common shares outstanding — diluted	320.0	320.0	320.0

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

A reconciliation of this non-GAAP measure to Cash flow provided by operations is as follows (in millions):

	Three months ended March 31,
	2014	2013
Cash flow provided by operations - U.S. GAAP	$(11)	$54
Less: Capital expenditures	(55)	(60)
Free cash flow	$(66)	$(6)

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income, using current year's foreign exchange rates.  Using this illustrative methodology, currency fluctuations had no impact and a favorable impact of $0.02 during the three months ended March 31, 2014 and 2013, respectively, on adjusted net income per diluted share, when we translate prior year quarter results at current quarter foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policy or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended March 31,
	2014	2013
Revenue:
Commissions, fees and other	$2,941	$2,908
Fiduciary investment income	6	7
Total revenue	2,947	2,915
Expenses:
Compensation and benefits	1,751	1,725
Other general expenses	727	780
Total operating expenses	2,478	2,505
Operating income	469	410
Interest income	2	1
Interest expense	(58)	(52)
Other income	1	9
Income before income taxes	414	368
Income taxes	78	96
Net income	336	272
Less: Net income attributable to noncontrolling interests	11	11
Net income attributable to Aon shareholders	$325	$261

Revenue

Revenue increased by $32 million, or 1%, in the first quarter 2014 compared to the first quarter 2013.  The first quarter increase consists of a $23 million, or 1%, increase in the Risk Solutions segment and an $11 million, or 1%, increase in the HR Solutions segment. The results of the Risk Solutions segment reflect 3% organic revenue growth, partially offset by a decrease in Fiduciary investment income. The increase in Risk Solutions revenue compared to the prior year quarter was primarily driven by solid growth in Retail brokerage across both the Americas and International businesses, as well as solid growth in our reinsurance business. Organic revenue growth in the HR Solutions segment for the quarter was 1%, primarily driven by growth in investment and compensation consulting and modest growth in benefits administration and human resources business process outsourcing, partially offset by the unfavorable impact from the timing of revenue in the quarter.

Compensation and Benefits

Compensation and benefits increased $26 million, or 2%, from first quarter 2013. For the quarter ended March 31, 2014, the increase in Compensation and benefits was primarily driven by an increase in expense to support future growth in our health care exchange business and an increase in expense associated with 2% organic revenue growth, partially offset by restructuring savings, a $24 million decrease in formal restructuring costs, a $13 million favorable impact from foreign currency exchange rates, and a $12 million decrease in expenses related to acquisitions, net of divestitures.

Other General Expenses

Other general expenses decreased $53 million, or 7%, in the first quarter 2014 compared to the prior year quarter. The decrease was due to expense discipline, intangible amortization expense decrease of $13 million, a $5 million favorable impact from foreign currency exchange rates, and restructuring savings.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2014, Interest income increased $1 million compared to the first quarter 2013 to $2 million in the first quarter 2014 .

Interest Expense

Interest expense, for the first quarter of 2014, which represents the cost of our worldwide debt obligations, increased $6 million from the first quarter of 2013. The increase in interest expense reflects an increase in the total debt outstanding and an increase in costs related to certain derivative programs.

Other Income

Other income was $1 million for the first quarter of 2014, compared to $9 million for the first quarter of 2013.  The first quarter 2014 includes a $19 million gain on foreign currency remeasurement and equity earnings of $5 million, partially offset by $23 million loss from derivatives. The first quarter 2013 includes a $24 million gain on foreign currency remeasurement and additional income from equity method investments of $2 million, partially offset by an $18 million loss from derivatives.

Income before Income Taxes

Income before income taxes for the first quarter was $414 million, a 13% increase from $368 million in 2013.  The increase in income was driven by the 2% increase in organic growth, expense discipline, and increased benefits from restructuring initiatives.

Income Taxes

The effective tax rate on net income was 18.9% and 26.1% for the quarters ended March 31, 2014 and 2013, respectively. The effective tax rate in the first quarter of 2014 was favorably impacted by changes in the geographic distribution of income. Potential unfavorable discrete tax adjustments in future quarters of 2014 could cause the effective tax rate for the full year 2014 to be higher than the effective tax rate reported in the first quarter of 2014.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the first quarter increased to $325 million, or $1.06 diluted net income per share, from $261 million, or $0.82 diluted net income per share, in 2013.

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

Operating Activities

Net cash used for operating activities during the three months ended March 31, 2014 was $11 million compared to net cash provided by operating activities during the three months ended March 31, 2013 of $54 million, a decrease of $65 million. The decrease from the prior year period was primarily driven by a smaller decrease in accounts receivable of $161 million due to revenue growth and strong working capital management during 2013, a larger decrease in accounts payable and accrued liabilities of $51 million due primarily to the timing of certain incentive payments, and a $24 million increase in payments for restructuring reserves, partially offset by higher net income, adjusted for non-cash items, of $77 million and a reduction in pension contributions of $68 million from the prior year period.

The primary uses of cash from operating activities during the three months ended March 31, 2014 were a decrease in accounts payable and accrued liabilities of $468 million, pension contributions of $128 million and a decrease in restructuring reserves of $40 million, partially offset by net income, adjusted for non-cash items, of $589 million and a decrease in accounts receivable of $13 million. Pension contributions were $128 million and $196 million for the three months ended March 31, 2014 and 2013, respectively. For the remainder of 2014, we expect to contribute approximately $257 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2014 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at March 31, 2014.  We can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow provided by investing activities was $156 million during the three months ended March 31, 2014. The primary drivers of the cash flow provided by investing activities were net sales of short-term investments of $183 million and $32 million for net sales of long term investments, partially offset by $55 million for capital expenditures. The cash flows provided by the net sales of long term investments represent the cash proceeds generated from net sales of long term investments where the corresponding gains and losses are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $62 million during the three months ended March 31, 2013. The primary drivers of the cash flow used for investing activities were $60 million for capital expenditures, $16 million for net purchases of short-term investments, and $3 million for purchases of long-term investments, partially offset by $18 million for sales of long-term investments.

Financing Activities

Cash flow used for financing activities during the three months ended March 31, 2014 was $260 million. The primary drivers of the cash flow used for financing activities were share repurchases of $600 million and dividends paid to shareholders of $53 million, partially offset by issuances of debt, net of repayments, of $366 million and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $26 million.

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

As a U.K. incorporated company, we must have “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2014 and 2013, we had distributable reserves in excess of $5.1 billion and $6.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At March 31, 2014, our cash and cash equivalents and short-term investments were $678 million, a decrease of $322 million from December 31, 2013, primarily related to share repurchases of $600 million and dividends of $53 million, partially offset by the net issuance of commercial paper of $374 million  Of the total balance as of March 31, 2014, $253 million was restricted as to its use, which was comprised of $128 million of operating funds in the U.K. as required by the Financial Conduct Authority and $125 million held as collateral for various business purposes.  At March 31, 2014, $969 million of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $291 million were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At March 31, 2014, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance as of December 31, 2013, $214 million was restricted as to its use, which was comprised of $126 million of operating funds in the U.K. as required by the Financial Conduct Authority and $88 million held as collateral for various business purposes. At December 31, 2013, $516 million of cash and cash equivalents and short-term investments were held in the U.S. and $484 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.1 billion and $3.8 billion and fiduciary receivables of $8.0 billion and $8.1 billion at March 31, 2014 and December 31, 2013, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We do not believe that there are any market liquidity issues that would materially impact the fair value of these investments.

As of March 31, 2014, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2014 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$338	$—	$2,342	$2,680
Money market funds	—	340	1,721	2,061
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	—	—	—
Cash and investments	338	340	4,088	4,766
Fiduciary receivables	—	—	7,950	7,950
Total	$338	$340	$12,038	$12,716

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

In the first quarter of 2014, the Company repurchased 7.2 million shares at an average price per share of $83.45 for a total cost of $600 million under the 2012 Share Repurchase Program. In the first quarter of 2013, the Company repurchased 5.0 million shares at an average price per share of $59.82 for a total cost of $300 million under the 2012 Share Repurchase Program. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 43.5 million shares for an aggregate cost of $2.7 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $2.3 billion.

For information regarding share repurchases made during the first quarter of 2014, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Borrowings

Total debt at March 31, 2014 was $4.7 billion, which represents an increase of $357 million compared to December 31, 2013. This increase is primarily due to an increase in commercial paper outstanding of $374 million compared to December 31, 2013. Commercial paper activity during the three months ended March 31, 2014 included total issuances of $1.2 billion, compared to $883 million for the three months ended March 31, 2013. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

Our total debt as a percentage of total capital attributable to Aon shareholders was 37.4% and 35.0% at March 31, 2014 and December 31, 2013, respectively.

Credit Facilities

At March 31, 2014, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($896 million at March 31, 2014 exchange rate) credit facility ("Euro Facility") available, which expires in October 2015.  At March 31, 2014, we had no borrowings under either of these credit facilities.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a certain ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”), to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s

$450 million Term Loan Facility. We were in compliance with these and all other covenants during the three months ended March 31, 2014.

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

Rating Agency Ratings

The major rating agencies’ ratings of our debt at April 25, 2014 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

In April 2014, Moody's Investor Services changed their outlook from positive to stable.

A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether, or may impact future pension contribution requirements.

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $66 million at March 31, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $64 million at March 31, 2014 compared to $98 million at December 31, 2013.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $24 million and $34 million at March 31, 2014 and December 31, 2013, respectively.  During the three months ended March 31, 2014, we funded $10 million of these commitments.

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

Financial Condition

At March 31, 2014, our net assets of $8.0 billion, representing total assets minus total liabilities, decreased from $8.2 billion at December 31, 2013. The decrease was due primarily to share repurchases of $600 million, dividends of $53 million, and a decrease in Accumulated other comprehensive loss of $54 million related primarily to foreign currency translation adjustment and post-retirement benefit obligation, partially offset by Net income of $336 million for the three months ended March 31, 2014.  Working capital decreased by $327 million to $592 million from December 31, 2013.

Equity

Equity at March 31, 2014 was $8.0 billion, a decrease of $189 million from December 31, 2013.  The decrease resulted primarily from share repurchases of $600 million, $53 million of dividends to shareholders, and a decrease in Accumulated other comprehensive loss of $54 million, partially offset by Net income of $336 million.

The $54 million decrease in Accumulated other comprehensive loss from December 31, 2013 primarily reflects the following:

•	positive net foreign currency translation adjustments of $18 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies,

•	a decrease of $26 million in net post-retirement benefit obligations,

•	net derivative gains of $9 million, and

•	net investment gains of $1 million.

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

Risk Solutions

	Three months ended March 31,
(millions, except percentage data)	2014	2013
Revenue	$1,994	$1,971
Operating income	445	403
Operating margin	22.3%	20.4%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first three months of 2014, pricing was flat on average globally, and we would still consider this to be a “soft market.”  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the first quarter of 2014, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak economic conditions in many markets around the globe have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in the first quarter of 2014.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended March 31,
	2014	2013
Retail brokerage:
Americas	$698	$686
International (1)	881	876
Total retail brokerage	1,579	1,562
Reinsurance brokerage	409	402
Total	$1,988	$1,964
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the first quarter 2014, commissions, fees and other revenue increased $24 million, or 1%, compared to the first quarter 2013, due to 3% organic revenue growth, partially offset by 1% unfavorable impact from foreign exchange rates, 1% decrease related to acquisitions, net of dispositions, and a decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended March 31, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	2%	(3)%	1%	4%
International (1)	1	—	(2)	3
Total retail brokerage	1	(1)	(1)	3
Reinsurance brokerage	2	(1)	—	3
Total	1%	(1)%	(1)%	3%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 1% in the first quarter driven by 4% and 3% organic revenue growth in the Americas and International operations, respectively, partially offset by a decline in investment income, a 1% decrease related to acquisitions, net of dispositions, and a 1% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 2% in the first quarter reflecting 4% growth in organic revenue due to new business generation in U.S. Retail and strong management of the renewal book portfolio across Latin America and Canada, and a 1% increase related to acquisitions, net of dispositions, partially offset by a 3% unfavorable impact from foreign exchange rates.

International Commissions, fees and other revenue increased 1% in the first quarter driven by a 3% increase in organic revenue growth, partially offset by a 2% unfavorable impact from acquisitions, net of divestitures. Organic growth of 3% was driven by strong growth across emerging markets and Asia and solid management of the renewal book portfolio across continental Europe.

Reinsurance brokerage Commissions, fees and other revenue increased 2% in the first quarter driven by a 3% increase in organic revenue growth, partially offset by a 1% unfavorable impact from foreign exchange rates. The increase in organic revenue growth is due primarily to growth in facultative placements and capital markets transactions and advisory business, as well as net new business growth in treaty placements, offset by an unfavorable market impact in the quarter.

Operating Income

Operating income for the first quarter 2014 increased $42 million, or 10%, from 2013 to $445 million in 2014, and operating income margins increased to 22.3% from 20.4% in 2013.  Operating margin improvement was driven by organic revenue growth, expense discipline, and savings related to restructuring programs.

HR Solutions

	Three months ended March 31,
(millions, except percentage data)	2014	2013
Revenue	$965	$954
Operating income	67	51
Operating margin	6.9%	5.3%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues the first quarter of 2014 and provides a broad range of human capital services, as follows:

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

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions in many markets around the globe continued into the first quarter of 2014 and have adversely impacted our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $11 million, or 1%, in the first quarter 2014 compared to the first quarter 2013. The increase in revenue was driven by 1% organic growth in commissions and fees.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended March 31,
	2014	2013
Consulting services	$384	$382
Outsourcing	589	581
Intersegment	(8)	(9)
Total	$965	$954

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended March 31, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	1%	1%	(1)%	1%
Outsourcing	1	—	—	1
Intersegment	N/A	N/A	N/A	N/A
Total	1%	—%	—%	1%

Consulting services revenue increased $2 million, or 1%, for the first quarter due primarily to 1% organic revenue growth driven by growth in investment and compensation consulting, partially offset by an unfavorable impact from timing of certain revenues in the quarter.

Outsourcing revenue increased $8 million, or 1%, for the first quarter due primarily to 1% organic revenue growth driven by modest growth in benefits administration and human resources business process outsourcing.

Operating Income

Operating income was $67 million, an increase of $16 million, or 31%, from the first quarter of 2013. The increase was primarily due to modest organic revenue growth and savings related to the Aon Hewitt restructuring program, partially offset by an increase in expense to support future growth in our health care exchange business and an unfavorable impact from timing of certain consulting revenue. Operating margin for this segment was 6.9% in the first quarter, which is an increase from 5.3% in 2013.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2014	2013
Operating income (loss):
Risk Solutions	$445	$403
HR Solutions	67	51
Unallocated	(43)	(44)
Operating income	469	410
Interest income	2	1
Interest expense	(58)	(52)
Other income	1	9
Income before income taxes	$414	$368

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $1 million to $43 million in the first quarter 2014. The decrease in unallocated expenses during the three months ended March 31, 2014 is due primarily to decrease in expenses related to the Company's redomicile to the U.K. compared to such expenses in 2013.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2014, Interest income increased $1 million to $2 million in the first quarter 2014 compared to the first quarter 2013.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $6 million compared to the first quarter of 2013. The increase in interest expense reflects an increase in the total debt outstanding and an increase in costs related to certain derivative programs.

Other income

Other income was $1 million for the first quarter of 2014, compared to $9 million for the first quarter of 2013.  The first quarter 2014 includes a $19 million gain on foreign currency remeasurement and equity earnings of $5 million, partially offset by $23 million loss from derivatives. The first quarter 2013 includes a $24 million gain on foreign currency remeasurement and additional income from equity method investments of $2 million, partially offset by an $18 million loss from derivatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2013 Annual Report on Form 10-K.

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

·
the impact of class actions, individual lawsuits, and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us including client class actions, securities class actions, derivative actions and ERISA class actions;

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

·	our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

·	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of client information or personal data;

·	changes in commercial property and casualty markets and commercial premium rates that could impact revenues;

·	any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

·	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

·	the damage to our reputation among clients, markets or other third parties;

·	the actions taken by third parties that perform aspects of our business operations and client services;

·	changes in costs or assumptions associated with our HR Solutions segment's outsourcing and consulting arrangements that affect the profitability of these arrangements; and

·	our ability to grow and develop companies that we acquire or new lines of business.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A of this report below.

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

The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2013 Annual Report on Form 10-K.

Foreign Exchange Risk

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the Euro, British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but most of its expenses are incurred in Pounds Sterling.  At March 31, 2014, we have hedged approximately 45% and 81% of our U.K. subsidiaries’ expected U.S. Dollar transaction exposure for the years ending December 31, 2014 and 2015, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would not be impacted during the three months ended March 31, 2014.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results Adjusted Diluted Earnings Per Share" would not be impacted during the three months ended March 31, 2014, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of March 31, 2014.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 16 "Commitments and Contingencies" to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.
(b)  None.
(c)  Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/14 — 1/31/14	—	$—	—	$2,873,588,140
2/1/14 — 2/28/14	6,375,310	83.12	6,375,310	2,343,661,176
3/1/14 — 3/31/14	813,378	86.04	813,378	2,273,679,205
Total	7,188,688	$83.45	7,188,688	$2,273,679,205
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. During the first quarter of 2014, we repurchased 7.2 million shares at an average price per share of $83.45 for a total cost of $600 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $2.3 billion.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

April 25, 2014	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Aon plc Leadership Performance Program for 2014-2016
10.2	Executive Committee Incentive Compensation Plan
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document