Form 10-Q
period 2014-06-30
Aon plc
filed 2014-07-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of June 30, 2014:  290,452,659

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue
Commissions, fees and other	$2,913	$2,891	$5,854	$5,799
Fiduciary investment income	6	6	12	13
Total revenue	2,919	2,897	5,866	5,812
Expenses
Compensation and benefits	1,708	1,712	3,459	3,437
Other general expenses	766	803	1,493	1,583
Total operating expenses	2,474	2,515	4,952	5,020
Operating income	445	382	914	792
Interest income	2	2	4	3
Interest expense	(65)	(48)	(123)	(100)
Other (expense) income	(2)	6	(1)	15
Income before income taxes	380	342	794	710
Income taxes	67	90	145	186
Net income	313	252	649	524
Less: Net income attributable to noncontrolling interests	9	11	20	22
Net income attributable to Aon shareholders	$304	$241	$629	$502

Basic net income per share attributable to Aon shareholders	$1.02	$0.77	$2.09	$1.59
Diluted net income per share attributable to Aon shareholders	$1.01	$0.76	$2.07	$1.58
Cash dividends per share paid on ordinary shares	$0.25	$0.18	$0.43	$0.33
Weighted average ordinary shares outstanding - basic	298.5	313.7	301.0	315.0
Weighted average ordinary shares outstanding - diluted	301.6	317.1	304.4	318.6

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$313	$252	$649	$524
Less: Net income attributable to noncontrolling interests	9	11	20	22
Net income attributable to Aon shareholders	304	241	629	502
Other comprehensive income (loss), net of tax:
Change in fair value of investments	(2)	13	(1)	13
Change in fair value of derivatives	12	(7)	21	(21)
Foreign currency translation adjustments	74	(58)	90	(232)
Post-retirement benefit obligation	18	18	44	41
Total other comprehensive income (loss)	102	(34)	154	(199)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(2)	(2)	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	102	(32)	156	(197)
Comprehensive income attributable to Aon shareholders	$406	$209	$785	$305

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	June 30, 2014	Dec 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$418	$477
Short-term investments	308	523
Receivables, net	2,803	2,896
Fiduciary assets	12,786	11,871
Other current assets	1,396	563
Total Current Assets	17,711	16,330
Goodwill	9,099	8,997
Intangible assets, net	2,468	2,578
Fixed assets, net	787	791
Investments	138	132
Other non-current assets	1,573	1,423
TOTAL ASSETS	$31,776	$30,251

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,786	$11,871
Short-term debt and current portion of long-term debt	799	703
Accounts payable and accrued liabilities	1,498	1,931
Other current liabilities	957	906
Total Current Liabilities	16,040	15,411
Long-term debt	5,155	3,686
Pension, other post-retirement and other post-employment liabilities	1,533	1,607
Other non-current liabilities	1,289	1,352
TOTAL LIABILITIES	24,017	22,056

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2014 - 290.5; 2013 - 300.7)	3	3
Additional paid-in capital	4,933	4,785
Retained earnings	4,982	5,731
Accumulated other comprehensive loss	(2,218)	(2,374)
TOTAL AON SHAREHOLDERS’ EQUITY	7,700	8,145
Noncontrolling interests	59	50
TOTAL EQUITY	7,759	8,195
TOTAL LIABILITIES AND EQUITY	$31,776	$30,251

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2013	300.7	$4,788	$5,731	$(2,374)	$50	$8,195
Net income	—	—	629	—	20	649
Shares issued - employee benefit plans	0.3	13	—	—	—	13
Shares issued - employee compensation	4.1	(108)	—	—	—	(108)
Shares purchased	(14.6)	—	(1,250)	—	—	(1,250)
Tax benefit - employee benefit plans	—	68	—	—	—	68
Share-based compensation expense	—	175	—	—	—	175
Dividends to shareholders	—	—	(128)	—	—	(128)
Net change in fair value of investments	—	—	—	(1)	—	(1)
Net change in fair value of derivatives	—	—	—	21	—	21
Net foreign currency translation adjustments	—	—	—	92	(2)	90
Net post-retirement benefit obligation	—	—	—	44	—	44
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	1	1
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at June 30, 2014	290.5	$4,936	$4,982	$(2,218)	$59	$7,759

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$649	$524
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(8)	—
Depreciation of fixed assets	122	118
Amortization of intangible assets	173	198
Share-based compensation expense	175	137
Deferred income taxes	18	24
Change in assets and liabilities:
Fiduciary receivables	(563)	(654)
Short term investments - funds held on behalf of clients	(175)	(212)
Fiduciary liabilities	738	866
Receivables, net	115	191
Accounts payable and accrued liabilities	(492)	(431)
Restructuring reserves	(62)	(5)
Current income taxes	(145)	(110)
Pension, other post-retirement and other post-employment liabilities	(226)	(291)
Other assets and liabilities	14	32
CASH PROVIDED BY OPERATING ACTIVITIES	333	387

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	48	23
Purchases of long-term investments	(14)	(6)
Net sales of short-term investments - non-fiduciary	217	29
Acquisition of businesses, net of cash acquired	(83)	(23)
Proceeds from sale of businesses	1	1
Capital expenditures	(115)	(122)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	54	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,250)	(525)
Issuance of shares for employee benefit plans	40	57
Issuance of debt	3,324	2,914
Repayment of debt	(1,745)	(2,607)
Deposit with trustee	(681)	—
Cash dividends to shareholders	(128)	(105)
Purchase of shares from noncontrolling interests	1	—
Dividends paid to noncontrolling interests	(10)	(6)
CASH USED FOR FINANCING ACTIVITIES	(449)	(272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3	(42)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(59)	(25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	477	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418	$266

Supplemental disclosures:
Interest paid	$82	$121
Income taxes paid, net of refunds	$204	$237

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2014.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2017 and early adoption is not permitted. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time. The Company is also working to determine the appropriate method of transition to the guidance.

Discontinued Operations

In April 2014, the FASB issued new accounting guidance that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for Aon in the first quarter of 2015. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB issued guidance on the presentation of certain unrecognized tax benefits on financial statements. The guidance requires, unless certain conditions exist, an unrecognized tax benefit to be presented as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The guidance was effective for Aon in the first quarter of 2014. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

Foreign Currency

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance was effective for Aon in the first quarter of 2014. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

At June 30, 2014, Cash and cash equivalents and Short-term investments were $726 million compared to $1.0 billion at December 31, 2013. Of the total balance, $161 million and $214 million was restricted as to its use at June 30, 2014 and December 31, 2013, respectively. Included within that amount, at June 30, 2014, the Company is required to hold £40.5 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  At December 31, 2013, the Company was required to hold £77 million of operating funds in Short-term investments. These operating funds, when translated to U.S. dollars, were equal to $69 million and $126 million at June 30, 2014 and December 31, 2013, respectively. In addition, Cash and cash equivalents included additional restricted balances of $92 million and $88 million at June 30, 2014 and December 31, 2013, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other (Expense) Income

Other (expense) income consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Equity earnings	$1	$4	$6	$6
Loss on investments	(1)	(2)	(2)	(1)
Foreign currency remeasurement (loss) gain	(15)	(5)	4	19
Derivative gain (loss)	10	9	(13)	(9)
Other	3	—	4	—
	$(2)	$6	$(1)	$15

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$89	$122	$90	$118
Provision charged to operations	4	1	8	11
Accounts written off, net of recoveries	(4)	(9)	(9)	(18)
Effect of exchange rate changes and other	(1)	—	(1)	3
Balance at end of period	$88	$114	$88	$114

Other Current Assets

The components of Other current assets are as follows (in millions):

	June 30, 2014	Dec 31, 2013
Deposit with trustee (1)	$723	$—
Prepaid expenses	237	229
Taxes receivable	213	111
Deferred project costs	99	98
Deferred tax assets	81	93
Other	43	32
	$1,396	$563
  ______________________________________________

(1)
Deposit with trustee relates to the 6.25% €500 million debt securities due July 2014 and the related accrued interest, which is described further in Note 9 "Debt." The principal amount included in this balance is $681 million and the accrued interest amount is $42 million.

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	June 30, 2014	Dec 31, 2013
Prepaid pension (1)	$746	$567
Deferred project costs	262	273
Deferred tax assets	188	193
Taxes receivable	99	108
Other	278	282
	$1,573	$1,423
  ______________________________________________

(1)	Increase in prepaid pensions is primarily due to cash funding of the U.K. pension plans.

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	June 30, 2014	Dec 31, 2013
Deferred revenue	$482	$475
Taxes payable	115	136
Deferred tax liabilities	53	48
Other	307	247
	$957	$906

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	June 30, 2014	Dec 31, 2013
Deferred tax liabilities	$392	$420
Taxes payable	194	184
Leases	191	204
Deferred revenue	159	134
Compensation and benefits	60	105
Other	293	305
	$1,289	$1,352

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended June 30, 2014, the Company completed the acquisition of two businesses in the Risk Solutions segment. During the six months ended June 30, 2014, the Company completed the acquisition of three businesses in the Risk Solutions segment and one business in the HR Solutions segment. During the three months ended June 30, 2013, the Company completed the acquisition of four businesses in the Risk Solutions segment. During the six months ended June 30, 2013, the Company completed the acquisition of four businesses in the Risk Solutions segment and one business in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions (in millions):

	Six months ended June 30,
	2014	2013
Consideration	$83	$23
Intangible assets:
Goodwill	$52	$16
Other intangible assets	48	11
Total	$100	$27

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Subsequent Event

On July 15, 2014, the Company acquired StoneRiver National Flood Services, Inc. and related entities ("National Flood Services") from StoneRiver Group, L.P.

National Flood Services is a leader in U.S. flood insurance processing and technology, and has more than 800 employees and offices in Kalispell, Montana, Overland Park, Kansas and Lakeland and Coral Springs, Florida. National Flood Services administers policies issued in all fifty states and every U.S. territory.

Dispositions

During the three months ended June 30, 2014, the Company had no dispositions of businesses. During the six months ended June 30, 2014, the Company completed the disposition of one business in the Risk Solutions segment. Total pretax gain of $1 million was recognized on this sale, which is included in Other (expense) income in the Condensed Consolidated Statements of Income. During the three months ended June 30, 2013, the Company completed the disposition of one business in the Risk Solutions segment. During the six months ended June 30, 2013, the Company completed the disposition of four businesses in the Risk Solutions segment.  No gain or loss was recognized on these dispositions.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2014 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2013	$6,020	$2,977	$8,997
Goodwill related to current year acquisitions	48	4	52
Goodwill related to prior year acquisitions	(2)	—	(2)
Transfer	(2)	2	—
Foreign currency translation	43	9	52
Balance as of June 30, 2014	$6,107	$2,992	$9,099

Other intangible assets by asset class are as follows (in millions):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,788	1,469	1,319	2,720	1,310	1,410
Marketing, technology and other	593	463	130	584	435	149
	$4,400	$1,932	$2,468	$4,323	$1,745	$2,578

Amortization expense from finite lived intangible assets was $87 million and $173 million for the three and six months ended June 30, 2014, respectively. Amortization expense from finite lived intangibles assets was $99 million and $198 million for the three and six months ended June 30, 2013, respectively.

The estimated future amortization for finite lived intangible assets as of June 30, 2014 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2014	$54	$124	$178
2015	94	213	307
2016	77	178	255
2017	64	141	205
2018	53	94	147
Thereafter	104	253	357
	$446	$1,003	$1,449

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt Associates, Inc. The Aon Hewitt Plan was intended to streamline operations across the combined Aon Hewitt organization. The Company incurred all remaining costs for the Aon Hewitt Plan and the plan was closed in the fourth quarter of 2013. For the three and six months ended June 30, 2014, no charges were taken under the Aon Hewitt Plan. For the three months ended June 30, 2013, $53 million of restructuring expenses were charged, of which $17 million and $36 million were in the Risk Solutions segment and HR Solutions segment, respectively. For the six months ended June 30, 2013, $79 million of restructuring expenses were charged, of which $28 million and $51 million were in the Risk Solutions segment and HR Solutions segment, respectively.

As of December 31, 2013, the remaining liabilities for the Company's restructuring plans were $166 million. During the six months ended June 30, 2014, the Company made cash payments of $58 million, resulting in remaining restructuring liabilities of $108 million as of June 30, 2014.

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$418	$477
Short-term investments	308	523
Fiduciary assets (1)	4,032	3,778
Investments	138	132
	$4,896	$4,910
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	June 30, 2014	December 31, 2013
Equity method investments	$117	$113
Other investments	13	10
Fixed-maturity securities	8	9
	$138	$132

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs and to retire other debt obligations.  At June 30, 2014, the Company had $107 million in commercial paper outstanding compared to no commercial paper outstanding at December 31, 2013. The weighted average commercial paper outstanding for the three and six months ended June 30, 2014 was $447 million and $326 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2014 was 0.38% and 0.36%, respectively.

On June 30, 2014, the Company transferred €531 million to a trustee pursuant to an agreement related to the repayment of the 6.25% €500 million debt securities due July 2014 and accrued interest. The trustee subsequently disbursed €531 million to the bondholders on July 1, 2014 in payment of principal and accrued interest. The Company remained the primary obligor of the 6.25% €500 million debt securities due July 2014 until the funds were disbursed from the trustee to the bondholders on July 1,

2014. Therefore, the Company did not extinguish the liability related to this obligation at June 30, 2014. As of June 30, 2014, the Company had $681 million of debt related to this obligation recorded in Short-term debt and current portion of long-term debt, $42 million of interest accrued in Accounts payable and accrued liabilities, and a $723 million deposit to trustee recorded within Other current assets on the Condensed Consolidated Statements of Financial Position. The Company reflected the cash payment to the trustee for the principal amount as a financing activity and the accrued interest amount as an operating activity on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.

On May 20, 2014, the Company issued $250 million in aggregate principal amount of 3.50% Notes Due 2024 and $550 million in aggregate principal amount of 4.60% Notes Due 2044. The 3.50% Notes Due 2024 and 4.60% Notes Due 2044 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

On May 7, 2014, the Company issued €500 million in aggregate principal amount of 2.875% Notes Due 2026. The 2.875% Notes Due 2026 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes, including the repayment at maturity of the Company's outstanding 6.25% €500 million debt securities due July 2014.

10.  Income Taxes

The effective tax rate on net income was 17.5% and 18.3% for the three and six months ended June 30, 2014, respectively. The effective tax rate on net income was 26.4% and 26.2% for the three and six months ended June 30, 2013, respectively. The effective tax rate in the second quarter and first six months of 2014 was favorably impacted by a change in the geographical distribution of income and certain discrete items.

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

In the three months ended June 30, 2014, the Company repurchased 7.4 million shares at an average price per share of $87.67 for a total cost of $650 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2014, the Company repurchased 14.6 million shares at an average price per share of $85.59 for a total cost of $1.3 billion under the 2012 Share Repurchase Program. In the second quarter of 2013, the Company repurchased 3.5 million shares at an average price per share of $64.53 for a total cost of $225 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2013, the Company repurchased 8.5 million shares at an average price per share of $61.75 for a total cost of $525 million under the 2012 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $1.6 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 50.9 million shares for an aggregate cost of $3.4 billion.

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

Net income attributable to participating securities was $2 million and $5 million in the three and six months ended June 30, 2014, respectively. Net income attributable to participating securities was $2 million and $5 million in the three and six months ended June 30, 2013, respectively.

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Shares for basic earnings per share (1)	298.5	313.7	301.0	315.0
Common stock equivalents	3.1	3.4	3.4	3.6
Shares for diluted earnings per share	301.6	317.1	304.4	318.6
   ______________________________________________
(1) Includes 3.0 million and 4.0 million of participating securities for the three months ended June 30, 2014 and 2013, respectively, and 3.2 million and 4.1 million of participating securities for the six months ended June 30, 2014 and 2013, respectively.

Certain ordinary share equivalents may not be included in the computation of diluted net income per share because their inclusion would have been antidilutive. There were no shares excluded from the calculation for the three months ended June 30, 2014 and June 30, 2013. There were no shares and 0.4 million shares excluded from the calculation for the six months ended June 30, 2014 and June 30, 2013, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2013	$1	$(22)	$169	$(2,522)	$(2,374)
Other comprehensive (loss) income before reclassifications, net	(1)	12	92	2	105
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	13	—	60	73
Tax benefit	—	(4)	—	(18)	(22)
Amounts reclassified from accumulated other comprehensive loss, net	—	9	—	42	51
Net current period other comprehensive (loss) income	(1)	21	92	44	156
Balance at June 30, 2014	$—	$(1)	$261	$(2,478)	$(2,218)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other (expense) income.
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.

12.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s material U.K., U.S., and other significant international pension plans, which are located in the Netherlands and Canada (in millions):

	Three months ended June 30,
	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$4
Interest cost	58	51	32	28	12	11
Expected return on plan assets	(83)	(74)	(39)	(35)	(15)	(14)
Amortization of net actuarial loss	14	12	11	13	2	7
Total net periodic (benefit) cost	$(11)	$(11)	$4	$6	$(1)	$8

	Six months ended June 30,
	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$9
Interest cost	116	104	64	56	24	22
Expected return on plan assets	(165)	(149)	(78)	(69)	(30)	(29)
Amortization of net actuarial loss	27	24	21	26	4	13
Net periodic (benefit) cost	(22)	(21)	7	13	(2)	15
Curtailment loss (gain) and other	—	—	1	—	(3)	—
Total net periodic (benefit) cost	$(22)	$(21)	$8	$13	$(5)	$15

Based on current assumptions, in 2014, Aon plans to contribute $183 million, $173 million, and $29 million to its U.K., U.S. and other significant international pension plans, respectively. During the three months ended June 30, 2014, contributions of $56 million, $33 million, and $4 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the six months ended June 30, 2014, contributions of $121 million, $73 million, and $16 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

During the three months ended June 30, 2013, contributions of $57 million, $35 million, and $7 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the six months ended June 30, 2013, contributions of $187 million, $68 million, and $44 million were made to the Company’s U.K., U.S. and other significant international pension plans, respectively.

13.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Restricted share units ("RSUs")	$43	$40	$103	$95
Performance share awards ("PSAs")	28	27	67	38
Share options	—	—	—	1
Employee share purchase plans	2	1	5	3
Total share-based compensation expense	$73	$68	$175	$137

Restricted Share Units

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Six months ended June 30,
	2014		2013
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,759	$51	10,432	$44
Granted	2,498	84	3,505	62
Vested	(3,320)	49	(3,345)	44
Forfeited	(221)	54	(229)	45
Non-vested at end of period	8,716	61	10,363	50
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

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

Information as of June 30, 2014 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of June 30, 2014	As of December 31, 2013	As of December 31, 2012
Target PSAs granted	816	1,135	1,369
Fair value (1)	$81	$58	$47
Number of shares that would be issued based on current performance levels	812	2,230	2,657
Unamortized expense, based on current performance levels	$59	$70	$22
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options during either the six months ended June 30, 2014 or 2013.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	3,462	$32	5,611	$32
Granted	—	—	—	—
Exercised	(839)	32	(1,318)	31
Forfeited and expired	(3)	37	(2)	33
Outstanding at end of period	2,620	32	4,291	33
Exercisable at end of period	2,572	32	4,063	32

The weighted average remaining contractual life, in years, of outstanding options was 1.9 years and 2.4 years at June 30, 2014 and 2013, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing share price of $90.09 as of June 30, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2014, the aggregate intrinsic value of options outstanding was $151 million, of which $149 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Aggregate intrinsic value of stock options exercised	$24	$22	$45	$39
Cash received from the exercise of stock options	13	21	27	41
Tax benefit realized from the exercise of stock options	6	4	12	7

Unamortized deferred compensation expense, which includes both options and awards, amounted to $430 million as of June 30, 2014, with a remaining weighted-average amortization period of approximately 2.2 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of June 30, 2014, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral related to derivative arrangements as of June 30, 2014.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$170	$171	$9	$9	$—	$—
Foreign exchange contracts	1,193	1,191	82	71	90	93
Total	1,363	1,362	91	80	90	93
Derivatives not accounted for as hedges:
Foreign exchange contracts	171	215	—	—	—	—
Total	$1,534	$1,577	$91	$80	$90	$93
______________________________________________

(1)
Included within Other current assets ($48 million and $46 million at June 30, 2014 and December 31, 2013, respectively) or Other non-current assets ($43 million and $34 million at June 30, 2014 and December 31, 2013, respectively).

(2)
Included within Other current liabilities ($35 million and $51 million at June 30, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($55 million and $42 million at June 30, 2014 and December 31, 2013, respectively).

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$9	$9	$(1)	$—	$8	$9
Foreign exchange contracts	82	71	(24)	(30)	58	41
Total	91	80	(25)	(30)	66	50
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$91	$80	$(25)	$(30)	$66	$50
______________________________________________
(1) Included within Other current assets ($26 million and $18 million at June 30, 2014 and December 31, 2013, respectively) or Other non-current assets ($40 million and $32 million at June 30, 2014 and December 31, 2013, respectively).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	90	93	(24)	(30)	66	63
Total	90	93	(24)	(30)	66	63
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$90	$93	$(24)	$(30)	$66	$63
______________________________________________
(2) Included within Other current liabilities ($14 million and $23 million at June 30, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($52 million and $40 million at June 30, 2014 and December 31, 2013, respectively).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—	$—	$—
Foreign exchange contracts (2)	15	—	7	(29)
Total	$15	$—	$7	$(29)
 ______________________________________________
(1) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Interest Expense.
(2) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Compensation and benefits ($5 million gain and $18 million loss for the three months ended June 30, 2014 and 2013, respectively, and $16 million gain and $14 million loss for the six months ended June 30, 2014 and 2013, respectively), and Other (expense) income ($10 million and $19 million gain for the three months ended June 30, 2014 and 2013, respectively, and $9 million and $14 million loss for the six months ended June 30, 2014 and 2013, respectively).

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—	$(1)	$(1)
Foreign exchange contracts (2)	2	14	(19)	3
Total	2	14	(20)	2
 ______________________________________________
(1) Included within Interest Expense ($1 million loss for the six months ended June 30, 2014 and 2013 respectively).
(2) Included within Compensation and benefits (no loss and $3 million loss for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $4 million loss for the six months ended June 30, 2014 and 2013, respectively), Other general expenses (no loss and $1 million loss for the three months ended June 30, 2014 and 2013, respectively, and no loss and $1 million loss for the six months ended June 30, 2014 and 2013, respectively), and Other (expense) income ($5 million and $18 million gain for the three months ended June 30, 2014 and 2013, respectively, and $12 million loss and $8 million gain for the six months ended June 30, 2014 and 2013, respectively), Interest expenses ($3 million and $5 million loss for the three months and six months ended June 30, 2014 respectively).

The amount of gain (loss) recognized in the Condensed Consolidated Financial Statements is as follows (in millions):

	Three months ended June 30,				Six months ended June 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (2)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (1) (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Fair value hedges:
Foreign exchange contracts (1)	$—	$—	$—	$—	$—	$(1)	$—	$1
  ______________________________________________
(1) Relates to fixed rate debt.
(2) Included in Interest expense.

The Company estimates that approximately $7 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2014 and 2013 was not material.

During the three and six months ended June 30, 2014, the Company recorded a gain of $4 million and a loss of $1 million, respectively, in Other (expense) income, for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2013, the Company recorded a loss of $9 million and $18 million, respectively, in Other (expense) income, for foreign exchange derivatives not designated or qualifying as hedges.

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

Pooled funds consist of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities that trade on a national securities exchange. Where possible, the Company independently reviews the listing of securities in the portfolio and agrees the closing stock prices to the price quoted on a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the fund and discusses fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.

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

Annuity contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major U.K. defined benefit plans. Annuity contracts are valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation. The Company independently verifies the observable inputs.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,129	$2,104	$25	$—
Other investments:
Fixed maturity securities:
Corporate bonds	1	—	—	1
Government bonds	7	—	7	—
Equity securities	11	6	5	—
Derivatives:
Interest rate contracts	9	—	9	—
Foreign exchange contracts	82	—	82	—
Liabilities:
Derivatives:
Foreign exchange contracts	90	—	90	—
  ______________________________________________
(1) Includes $2,104 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 "Investments" for additional information regarding the Company’s investments.

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
  ______________________________________________
(1)  Includes $2,054 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 "Investments" for additional information regarding the Company’s investments.

There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2014 and 2013, respectively. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during either the three and six months ended June 30, 2014 and 2013, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,155	$5,533	$3,686	$3,894

16.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements. The Company includes below matters in which (1) loss is reasonably possible but not probable or (2) there exists the reasonable possibility of loss greater than the accrued amount. The reasonably possible range of loss for the matters set forth below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.7 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate will change, and the estimates themselves will change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate.

Although management at present believes that the ultimate outcome of all matters referred to below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.

A predecessor of a retail insurance brokerage subsidiary of Aon provided insurance brokerage services to Northrop Grumman Corporation ("Northrop"). This subsidiary placed Northrop’s property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop’s shipbuilding facilities in the Gulf States. Northrop’s excess insurance carrier, Factory Mutual Insurance Company ("Factory Mutual"), denied coverage for storm surge damage pursuant to a flood exclusion in the excess policy. Northrop sued Factory Mutual in the United States District Court for the Central District of California. The district court granted summary judgment in Northrop’s favor in August 2007. In August 2008, the United State Court of Appeals for the Ninth Circuit reversed the district court’s ruling and held that the flood exclusion applied to storm surge damage. Northrop thereafter sought to join Aon's subsidiary as a defendant in the action against Factory Mutual, asserting that if Northrop’s policy with Factory Mutual does not cover the Northrop storm surge losses, then the Aon subsidiary will be responsible for Northrop’s losses. In August 2010, the court granted in large part Factory Mutual’s motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop’s motion to add the Aon subsidiary as a defendant in the federal lawsuit. On January 27, 2011, Northrop filed suit against the Aon subsidiary in the Superior Court of the State of California, County of Los Angeles, asserting claims for negligence, breach of contract and negligent misrepresentation. Northrop later settled its claims with Factory Mutual. In January 2014, Northrop filed an amended complaint, adding additional claims against the Aon subsidiary for intentional misrepresentation and concealment. Northrop seeks compensatory damages of approximately $340 million, which includes prejudgment interest and attorneys’ fees, and punitive damages that are a multiple of the compensatory damages sought. Aon asserts several defenses, including, but not limited to, that it committed no error or omission in placing the Factory Mutual excess policy for Northrop and that Northrop did not suffer any damages as a result of Aon’s conduct.

Another retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($322 million at June 30, 2014 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On December 21, 2012, Mazeikiu Nafta ("MN"), which operates an oil refinery in Lithuania, sued an insurance brokerage subsidiary of Aon in the High Court of Justice in England & Wales, Queen's Bench Division, Commercial Court. Aon placed property damage and business interruption coverage for MN. There was a fire at the refinery in 2006. MN settled with insurers in November 2011. The claim is for $125 million, which is the shortfall alleged by MN to have been caused by Aon's failure to obtain appropriate business interruption coverage. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a predecessor of Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU seeks damages of approximately CHF 46 million ($51 million at June 30, 2014 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

On December 27, 2012, AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings in Hamburg, Germany against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Predecessors of AXA granted predecessors of the Aon subsidiary a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  AXA seeks damages of approximately €183 million ($250 million at June 30, 2014 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($77 million at June 30, 2014 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

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

Guarantees and Indemnifications

In connection with the redomicile of Aon's headquarters (the "Redomestication"), the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee")

(amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee, and (5) Amended and Restated Trust Deed, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) ("Aon Luxembourg") and BNY Mellon Corporate Trustee Services Limited, as trustee (the "Luxembourg Trustee") (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011, among Aon Delaware, Aon Luxembourg and the Luxembourg Trustee).

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding for approximately $98 million at June 30, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements, and are recorded at fair value.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $20 million at June 30, 2014 compared to $34 million at December 31, 2013. During the three and six months ended June 30, 2014, the Company funded $4 million and $14 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $92 million at June 30, 2014 compared to $98 million at December 31, 2013.

17. Segment Information

The Company has two reportable segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, equal the amounts in the Condensed Consolidated Financial Statements.

Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision-maker ("CODM") uses financial information for the purposes of allocating resources and evaluating performance.  The CODM assesses performance based on operating income and generally accounts for inter-segment revenue as if the revenue were from third parties and at what management believes are current market prices.  The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk Solutions	$1,948	$1,944	$3,942	$3,915
HR Solutions	982	956	1,947	1,910
Intersegment eliminations	(11)	(3)	(23)	(13)
Total revenue	$2,919	$2,897	$5,866	$5,812

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Retail brokerage	$1,582	$1,562	$3,161	$3,124
Reinsurance brokerage	360	376	769	778
Total Risk Solutions Segment	1,942	1,938	3,930	3,902
Consulting services	395	388	779	770
Outsourcing	595	578	1,184	1,159
Intrasegment	(8)	(10)	(16)	(19)
Total HR Solutions Segment	982	956	1,947	1,910
Intersegment	(11)	(3)	(23)	(13)
Total commissions, fees and other revenue	$2,913	$2,891	$5,854	$5,799

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk Solutions	$6	$6	$12	$13
HR Solutions	—	—	—	—
Total fiduciary investment income	$6	$6	$12	$13

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Risk Solutions	$417	$391	$862	$794
HR Solutions	69	36	136	87
Segment income before income taxes	486	427	998	881
Unallocated expenses	(41)	(45)	(84)	(89)
Interest income	2	2	4	3
Interest expense	(65)	(48)	(123)	(100)
Other (expense) income	(2)	6	(1)	15
Income before income taxes	$380	$342	$794	$710

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

Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes Due 2042 exchanged for Aon Corporation's outstanding 8.205% junior subordinated deferrable interest debentures due January 2027 in both Original Notes and Exchange Notes form. Those notes are subject to Rule 3-10 of Regulation S-X. Aon Corporation also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes Due 2043 issued on May 21, 2013, the 4.00% Notes Due November 2023 issued on November 21, 2013, the 2.875% Notes Due May 2026 issued on May 7, 2014, the 3.50% Notes Due May 2024 issued on May 20, 2014, and the 4.60% Notes Due May 2044 issued on May 20, 2014. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes Due 2042, the 4.45% Notes Due 2043, the 4.00% Notes Due 2023, the 2.875% Notes Due 2026, the 3.50% Notes Due 2024 or the 4.60% Notes Due 2044.

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, condensed consolidating statements of financial position as of June 30, 2014 and December 31, 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,913	$—	$2,913
Fiduciary investment income	—	—	6	—	6
Total revenue	—	—	2,919	—	2,919
Expenses
Compensation and benefits	34	6	1,668	—	1,708
Other general expenses	5	7	754	—	766
Total operating expenses	39	13	2,422	—	2,474
Operating (loss) income	(39)	(13)	497	—	445
Interest income	(2)	—	4	—	2
Interest expense	(15)	(32)	(18)	—	(65)
Intercompany interest income (expense)	111	(73)	(38)	—	—
Other (expense) income	(1)	8	(9)	—	(2)
Income (loss) before taxes	54	(110)	436	—	380
Income tax expense (benefit)	7	(42)	102	—	67
Income (loss) before equity in earnings of subsidiaries	47	(68)	334	—	313
Equity in earnings of subsidiaries, net of tax	257	267	—	(524)	—
Net income	304	199	334	(524)	313
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$304	$199	$325	$(524)	$304

Condensed Consolidating Statement of Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,890	$—	$2,891
Fiduciary investment income	—	—	6	—	6
Total revenue	1	—	2,896	—	2,897
Expenses
Compensation and benefits	4	6	1,702	—	1,712
Other general expenses	9	16	778	—	803
Total operating expenses	13	22	2,480	—	2,515
Operating (loss) income	(12)	(22)	416	—	382
Interest income	—	1	1	—	2
Interest expense	(4)	(33)	(11)	—	(48)
Intercompany interest (expense) income	(7)	43	(36)	—	—
Other (expense) income	—	(2)	8	—	6
(Loss) income before taxes	(23)	(13)	378	—	342
Income tax (benefit) expense	(3)	(6)	99	—	90
(Loss) income before equity in earnings of subsidiaries	(20)	(7)	279	—	252
Equity in earnings of subsidiaries, net of tax	261	234	—	(495)	—
Net income	241	227	279	(495)	252
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$241	$227	$268	$(495)	$241

Condensed Consolidating Statement of Income

	Six months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,854	$—	$5,854
Fiduciary investment income	—	—	12	—	12
Total revenue	—	—	5,866	—	5,866
Expenses
Compensation and benefits	45	15	3,399	—	3,459
Other general expenses	13	22	1,458	—	1,493
Total operating expenses	58	37	4,857	—	4,952
Operating (loss) income	(58)	(37)	1,009	—	914
Interest income	(4)	1	7	—	4
Interest expense	(25)	(63)	(35)	—	(123)
Intercompany interest income (expense)	222	(147)	(75)	—	—
Other (expense) income	(1)	8	(8)	—	(1)
Income (loss) before taxes	134	(238)	898	—	794
Income tax expense (benefit)	28	(92)	209	—	145
Income (loss) before equity in earnings of subsidiaries	106	(146)	689	—	649
Equity in earnings of subsidiaries, net of tax	523	549	—	(1,072)	—
Net income	629	403	689	(1,072)	649
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$629	$403	$669	$(1,072)	$629

Condensed Consolidating Statement of Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$2	$—	$5,797	$—	$5,799
Fiduciary investment income	—	—	13	—	13
Total revenue	2	—	5,810	—	5,812
Expenses
Compensation and benefits	15	21	3,401	—	3,437
Other general expenses	16	23	1,544	—	1,583
Total operating expenses	31	44	4,945	—	5,020
Operating (loss) income	(29)	(44)	865	—	792
Interest income	—	1	2	—	3
Interest expense	(6)	(67)	(27)	—	(100)
Intercompany interest (expense) income	(14)	86	(72)	—	—
Other (expense) income	—	(3)	18	—	15
(Loss) income before taxes	(49)	(27)	786	—	710
Income tax (benefit) expense	(9)	(11)	206	—	186
(Loss) income before equity in earnings of subsidiaries	(40)	(16)	580	—	524
Equity in earnings of subsidiaries, net of tax	542	489	—	(1,031)	—
Net income	502	473	580	(1,031)	524
Less: Net income attributable to noncontrolling interests	—	—	22	—	22
Net income attributable to Aon shareholders	$502	$473	$558	$(1,031)	$502

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$304	$199	$334	$(524)	$313
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$304	$199	$325	$(524)	$304
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(2)	—	(2)
Change in fair value of derivatives	—	(1)	13	—	12
Foreign currency translation adjustments	—	15	59	—	74
Post-retirement benefit obligation	—	5	13	—	18
Total other comprehensive income	—	19	83	—	102
Equity in other comprehensive loss of subsidiaries, net of tax	102	73	—	(175)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	102	92	83	(175)	102
Comprehensive income attributable to Aon shareholders	$406	$291	$408	$(699)	$406

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$241	$227	$279	$(495)	$252
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$241	$227	$268	$(495)	$241
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	4	9	—	13
Change in fair value of derivatives	—	2	(9)	—	(7)
Foreign currency translation adjustments	—	(11)	(47)	—	(58)
Post-retirement benefit obligation	—	7	11	—	18
Total other comprehensive income	—	2	(36)	—	(34)
Equity in other comprehensive income of subsidiaries, net of tax	(32)	(34)	—	66	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	(32)	(32)	(34)	66	(32)
Comprehensive income attributable to Aon Shareholders	$209	$195	$234	$(429)	$209

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$629	$403	$689	$(1,072)	$649
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$629	$403	$669	$(1,072)	$629
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	—	21	—	21
Foreign currency translation adjustments	—	(2)	92	—	90
Post-retirement benefit obligation	—	11	33	—	44
Total other comprehensive income	—	9	145	—	154
Equity in other comprehensive loss of subsidiaries, net of tax	156	142	—	(298)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	156	151	147	(298)	156
Comprehensive income attributable to Aon shareholders	$785	$554	$816	$(1,370)	$785

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$502	$473	$580	$(1,031)	$524
Less: Net income attributable to noncontrolling interests	—	—	22	—	22
Net income attributable to Aon shareholders	$502	$473	$558	$(1,031)	$502
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	4	9	—	13
Change in fair value of derivatives	—	3	(24)	—	(21)
Foreign currency translation adjustments	—	(19)	(213)	—	(232)
Post-retirement benefit obligation	—	15	26	—	41
Total other comprehensive income	—	3	(202)	—	(199)
Equity in other comprehensive income of subsidiaries, net of tax	(197)	(195)	—	392	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	(197)	(192)	(200)	392	(197)
Comprehensive income attributable to Aon Shareholders	$305	$281	$358	$(639)	$305

Condensed Consolidating Statement of Financial Position

	As of June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$181	$1,416	$(1,179)	$418
Short-term investments	—	136	172	—	308
Receivables, net	—	1	2,802	—	2,803
Fiduciary assets	—	—	12,786	—	12,786
Intercompany receivables	224	4,261	6,668	(11,153)	—
Other current assets	1	165	1,342	(112)	1,396
Total Current Assets	225	4,744	25,186	(12,444)	17,711
Goodwill	—	—	9,099	—	9,099
Intangible assets, net	—	—	2,468	—	2,468
Fixed assets, net	—	—	787	—	787
Investments	—	73	65	—	138
Intercompany receivables	7,426	2,177	2,211	(11,814)	—
Other non-current assets	151	501	1,607	(686)	1,573
Investment in subsidiary	5,634	12,673	—	(18,307)	—
TOTAL ASSETS	$13,436	$20,168	$41,423	$(43,251)	$31,776

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,786	$—	$12,786
Short-term debt and current portion of long-term debt	107	—	701	(9)	799
Accounts payable and accrued liabilities	1,214	54	1,409	(1,179)	1,498
Intercompany payables	2	6,586	4,565	(11,153)	—
Other current liabilities	42	52	975	(112)	957
Total Current Liabilities	1,365	6,692	20,436	(12,453)	16,040
Long-term debt	2,267	2,508	371	9	5,155
Pension, other post-retirement and other post-employment liabilities	—	895	638	—	1,533
Intercompany payables	2,100	7,277	2,437	(11,814)	—
Other non-current liabilities	4	108	1,863	(686)	1,289
TOTAL LIABILITIES	5,736	17,480	25,745	(24,944)	24,017

TOTAL AON SHAREHOLDERS’ EQUITY	7,700	2,688	15,619	(18,307)	7,700
Noncontrolling interests	—	—	59	—	59
TOTAL EQUITY	7,700	2,688	15,678	(18,307)	7,759

TOTAL LIABILITIES AND EQUITY	$13,436	$20,168	$41,423	$(43,251)	$31,776

Condensed Consolidating Statement of Financial Position

	As of December 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$247	$1,246	$(1,016)	$477
Short-term investments	—	163	360	—	523
Receivables, net	—	4	2,892	—	2,896
Fiduciary assets	—	—	11,871	—	11,871
Intercompany receivables	186	3,503	5,452	(9,141)	—
Other current assets	—	69	513	(19)	563
Total Current Assets	186	3,986	22,334	(10,176)	16,330
Goodwill	—	—	8,997	—	8,997
Intangible assets, net	—	—	2,578	—	2,578
Fixed assets, net	—	—	791	—	791
Investments	—	57	75	—	132
Intercompany receivables	7,166	2,178	2,201	(11,545)	—
Other non-current assets	146	560	1,421	(704)	1,423
Investment in subsidiary	4,607	11,694	—	(16,301)	—
TOTAL ASSETS	$12,105	$18,475	$38,397	$(38,726)	$30,251

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,871	$—	$11,871
Short-term debt and current portion of long-term debt	—	—	707	(4)	703
Accounts payable and accrued liabilities	1,036	62	1,849	(1,016)	1,931
Intercompany payables	15	5,449	3,677	(9,141)	—
Other current liabilities	12	47	866	(19)	906
Total Current Liabilities	1,063	5,558	18,970	(10,180)	15,411
Long-term debt	792	2,512	378	4	3,686
Pension, other post-retirement and other post-employment liabilities	—	925	682	—	1,607
Intercompany payables	2,100	7,267	2,178	(11,545)	—
Other non-current liabilities	5	159	1,892	(704)	1,352
TOTAL LIABILITIES	3,960	16,421	24,100	(22,425)	22,056

TOTAL AON SHAREHOLDERS’ EQUITY	8,145	2,054	14,247	(16,301)	8,145
Noncontrolling interests	—	—	50	—	50
TOTAL EQUITY	8,145	2,054	14,297	(16,301)	8,195

TOTAL LIABILITIES AND EQUITY	$12,105	$18,475	$38,397	$(38,726)	$30,251

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$265	$(215)	$283	$—	$333

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	37	11	—	48
Purchase of long-term investments	—	(14)	—	—	(14)
Net sales of short-term investments - non-fiduciary	—	27	190	—	217
Acquisition of businesses, net of cash acquired	—	—	(83)	—	(83)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(115)	—	(115)
CASH PROVIDED BY INVESTING ACTIVITIES	—	50	4	—	54

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,250)	—	—	—	(1,250)
Advances (to) from affiliates	(522)	99	586	(163)	—
Issuance of shares for employee benefit plans	40	—	—	—	40
Issuance of debt	2,169	1,161	(6)	—	3,324
Repayment of debt	(574)	(1,161)	(10)	—	(1,745)
Deposit with trustee	—	—	(681)	—	(681)
Cash dividends to shareholders	(128)	—	—	—	(128)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(265)	99	(120)	(163)	(449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3	—	3
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(66)	170	(163)	(59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$181	$1,416	$(1,179)	$418

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(23)	$(89)	$499	$—	$387

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	2	21	—	23
Purchase of long-term investments	—	(6)	—	—	(6)
Net sales of short-term investments - non-fiduciary	—	26	3	—	29
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(122)	—	(122)
CASH USED PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	22	(120)	—	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(525)	—	—	—	(525)
Advances from (to) affiliates	126	444	(323)	(247)	—
Issuance of shares for employee benefit plans	57	—	—	—	57
Issuance of debt	639	2,044	231	—	2,914
Repayment of debt	(6)	(2,362)	(239)	—	(2,607)
Cash dividends to shareholders	(105)	—	—	—	(105)
Purchase of shares from noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(6)	—	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	186	126	(337)	(247)	(272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(42)	—	(42)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	163	59	—	(247)	(25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$294	$258	$—	$(286)	$266

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2014 FINANCIAL RESULTS

During the second quarter and first six months of 2014, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these headwinds included an unfavorable impact from foreign currency translation, economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and macro-economic pressures across continental Europe.

The following is a summary of our second quarter and first six months of 2014 financial results:

•
For the quarter, revenue increased $22 million, or 1%, to $2.9 billion compared to the prior year quarter due primarily to organic revenue growth of 2%, partially offset by a 1% decrease in revenue attributable to acquisitions, net of divestitures. In Risk Solutions, revenue was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance. The HR Solutions segment had strong growth in investment consulting and modest growth in benefits administration. During the first six months of 2014, revenue increased $54 million, or 1%, to $5.9 billion due primarily to 2% organic revenue growth, partially offset by a 1% unfavorable impact from revenue attributable to acquisitions. Organic revenue growth was 2% in the Risk Solutions segment and 2% in the HR Solutions segment during the first six months of 2014.

•
Operating expenses for the quarter were $2.5 billion, a decrease of $41 million, or 2%, compared to the prior year quarter. Operating expenses for the first six months of 2014 were $5.0 billion, a decrease of $68 million, or 1%, over the prior year. The decrease in both periods is due primarily to a $79 million decrease in formal restructuring costs, a $53 million increase in savings related to restructuring programs, a $31 million decrease in costs relating to acquisitions, net of divestitures, and a $25 million decrease in intangible asset amortization, partially offset by an increase in expense to support future growth in our health care exchange business and an increase in expense associated with organic revenue growth of 2%.

•
Operating margin increased to 15.2% in the second quarter 2014 from 13.2% in the second quarter 2013. Operating margin for the first six months of 2014 was 15.6% as compared to 13.6% for the 2013 period. The increase in operating margin from the prior year quarter is primarily related to organic revenue growth of 2%, decreased intangible asset amortization costs, savings related to the restructuring programs, and expense discipline. Operating margin for Risk Solutions increased 130 basis points from 20.1% in the second quarter 2013 to 21.4% in the second quarter 2014, due primarily to return on investments in the business, expense discipline, and savings related to the restructuring programs. Operating margin for HR Solutions increased 320 basis points from 3.8% in the second quarter 2013 to 7.0% in the second quarter 2014, due primarily to modest revenue growth, a reduction in intangible asset amortization, and savings from the restructuring plans, partially offset by an increase in expense to support future growth in our healthcare exchange business.

•
Net income attributable to Aon shareholders increased $63 million, or 26%, to $304 million for the second quarter 2014 compared to the second quarter 2013. During the first six months of 2014, Net income attributable to Aon shareholders increased $127 million, or 25%, to $629 million compared to the first six months of 2013.

•
Cash flow provided by operating activities was $333 million for the first six months of 2014, a decrease of $54 million, or 14%, from cash flow provided by operating activities of $387 million in the first six months of 2013, driven by expenses associated with organic growth, higher cash tax payments in the quarter and the unfavorable timing of certain incentive compensation and interest expense payments, partially offset by a solid underlying working capital performance and a decrease in pension contributions.

We focus on four key non-GAAP metrics each quarter that we communicate to shareholders: grow organically, expand adjusted margins, increase adjusted diluted earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the second quarter and first six months of 2014:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 2% in both the second quarter and first six months of 2014 compared to organic revenue growth of 3% in both the prior year second quarter and first six months. In Risk Solutions, revenue growth was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance. The HR Solutions segment had growth in investment consulting and modest growth in benefits administration.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," for the second quarter 2014 was 18.2% for Aon overall, 22.7% for the Risk Solutions segment, and 13.2% for the HR Solutions segment.  Adjusted operating margin was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.9% for the HR Solutions segment for the second quarter 2013. For the first six months of 2014, adjusted operating margin was 18.5% for Aon overall, 23.2% for the Risk Solutions segment, and 13.3% for the HR solutions segment. For the first six months of 2013, adjusted operating margin was 18.5% for Aon overall, 22.5% for the Risk Solutions segment, and 14.6% for the HR Solutions segment. The year-to-date increase in adjusted operating margin for the Risk Solutions segment reflects return on investments in the business, expense discipline, and savings related to the restructuring programs, partially offset by an unfavorable impact from foreign currency translation. The year-to-date decrease in adjusted operating margin for the HR Solutions segment reflects an increase in expense to support future growth in our health care exchange business, partially offset by modest organic revenue growth and savings related to the Aon Hewitt restructuring program.

•
Adjusted diluted earnings per share from net income attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.25 per share in the second quarter of 2014 and $2.53 per share for the first six months of 2014, compared to $1.11 and $2.23 per share in the second quarter and first six months of 2013, respectively.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," decreased $47 million from the prior year period to $218 million for the six months ended June 30, 2014 driven by a decrease in cash flow from operations, partially offset by a decrease of $7 million in capital expenditures from the prior year period.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue is a non-GAAP measure and excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items.  Supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliations of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, have been provided under the "Review by Segment" caption below.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended June 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,919	$1,948	$982
Operating income — U.S. GAAP	$445	$417	$69
Intangible asset amortization	87	26	61
Operating income — as adjusted	$532	$443	$130
Operating margins — U.S. GAAP	15.2%	21.4%	7.0%
Operating margins — as adjusted	18.2%	22.7%	13.2%

	Six months ended June 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,866	$3,942	$1,947
Operating income — U.S. GAAP	$914	$862	$136
Intangible asset amortization	173	51	122
Operating income — as adjusted	$1,087	$913	$258
Operating margins — U.S. GAAP	15.6%	21.9%	7.0%
Operating margins — as adjusted	18.5%	23.2%	13.3%

	Three months ended June 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,897	$1,944	$956
Operating income — U.S. GAAP	$382	$391	$36
Restructuring charges	53	17	36
Intangible asset amortization	99	29	70
Headquarters relocation costs	1	—	—
Operating income — as adjusted	$535	$437	$142
Operating margins — U.S. GAAP	13.2%	20.1%	3.8%
Operating margins — as adjusted	18.5%	22.5%	14.9%

	Six months ended June 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,812	$3,915	$1,910
Operating income — U.S. GAAP	$792	$794	$87
Restructuring charges	79	28	51
Intangible asset amortization	198	58	140
Headquarters relocation costs	4	—	—
Operating income — as adjusted	$1,073	$880	$278
Operating margins — U.S. GAAP	13.6%	20.3%	4.6%
Operating margins — as adjusted	18.5%	22.5%	14.6%
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

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended June 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$445	$87	$532
Interest income	2	—	2
Interest expense	(65)	—	(65)
Other income	(2)	—	(2)
Income before income taxes	380	87	467
Income taxes	67	15	82
Net income	313	72	385
Less: Net income attributable to noncontrolling interests	9	—	9
Net income attributable to Aon shareholders	$304	$72	$376
Diluted earnings per share	$1.01	$0.24	$1.25
Weighted average ordinary shares outstanding — diluted	301.6	301.6	301.6

	Six months ended June 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$914	$173	$1,087
Interest income	4	—	4
Interest expense	(123)	—	(123)
Other income	(1)	—	(1)
Income before income taxes	794	173	967
Income taxes	145	32	177
Net income	649	141	790
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$629	$141	$770
Diluted earnings per share	$2.07	$0.46	$2.53
Weighted average ordinary shares outstanding — diluted	304.4	304.4	304.4

	Three months ended June 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$382	$153	$535
Interest income	2	—	2
Interest expense	(48)	—	(48)
Other income	6	—	6
Income before income taxes	342	153	495
Income taxes	90	41	131
Net income	252	112	364
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$241	$112	$353
Diluted earnings per share	$0.76	$0.35	$1.11
Weighted average ordinary shares outstanding — diluted	317.1	317.1	317.1

	Six months ended June 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$792	$281	$1,073
Interest income	3	—	3
Interest expense	(100)	—	(100)
Other income	15	—	15
Income before income taxes	710	281	991
Income taxes	186	74	260
Net income	524	207	731
Less: Net income attributable to noncontrolling interests	22	—	22
Net income attributable to Aon shareholders	$502	$207	$709
Diluted earnings per share	$1.58	$0.65	$2.23
Weighted average ordinary shares outstanding — diluted	318.6	318.6	318.6

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Six months ended June 30,
	2014	2013
Cash flow provided by operations - U.S. GAAP	$333	$387
Less: Capital expenditures	(115)	(122)
Free cash flow	$218	$265

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income, using current year's foreign exchange rates.  Using this illustrative methodology, currency fluctuations had an unfavorable impact of $0.04 during both the three and six months ended June 30, 2014, and an unfavorable impact of $0.01 and a favorable impact of $0.01 during the three and six months ended June 30, 2013, respectively, on adjusted net income per diluted share, when we translate prior year quarter results at current quarter foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Commissions, fees and other	$2,913	$2,891	$5,854	$5,799
Fiduciary investment income	6	6	12	13
Total revenue	2,919	2,897	5,866	5,812
Expenses:
Compensation and benefits	1,708	1,712	3,459	3,437
Other general expenses	766	803	1,493	1,583
Total operating expenses	2,474	2,515	4,952	5,020
Operating income	445	382	914	792
Interest income	2	2	4	3
Interest expense	(65)	(48)	(123)	(100)
Other (expense) income	(2)	6	(1)	15
Income before income taxes	380	342	794	710
Income taxes	67	90	145	186
Net income	313	252	649	524
Less: Net income attributable to noncontrolling interests	9	11	20	22
Net income attributable to Aon shareholders	$304	$241	$629	$502

Revenue

Revenue increased by $22 million, or 1%, in the second quarter 2014 compared to the second quarter 2013, and increased $54 million, or 1%, on a year-to-date basis.  The second quarter increase consists of a $4 million increase in the Risk Solutions segment and a $26 million, or 3%, increase in the HR Solutions segment. The results of the Risk Solutions segment reflect 1% organic revenue growth, primarily driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance. Organic revenue growth in the HR Solutions segment for the quarter was 2%, primarily driven by strong growth in investment consulting and modest growth in benefits administration.

Revenue for the six months ended June 30, 2014 increased $54 million, or 1%, from the comparable period due to a $37 million, or 2%, increase in HR Solutions and a $27 million, or 1%, increase in Risk Solutions partially offset by a $1 million decrease in Fiduciary investment income. Organic revenue growth in HR Solutions was 2% compared to the first six months of 2013. The 1% increase in the Risk Solutions segment reflects 2% organic revenue growth, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Compensation and Benefits

Compensation and benefits was flat compared to the second quarter 2013. For the first six months of 2014, Compensation and benefits increased $22 million, or 1%, from the comparable prior year period. For the quarter ended June 30, 2014, Compensation and benefits was primarily driven by an increase in expense to support future growth in our health care exchange business and an increase in expense associated with 2% organic revenue growth, partially offset by a $15 million decrease in formal restructuring costs, a $10 million decrease in costs related to acquisitions, net of divestitures, and restructuring savings. For the six months ended June 30, 2014, the increase in Compensation and benefits was primarily driven by an increase in expense to support future growth in our health care exchange business and an increase in expenses associated with 2% organic revenue growth, partially offset by a $39 million decrease in formal restructuring costs and a $22 million decrease in costs related to acquisitions, net of divestitures.

Other General Expenses

Other general expenses for the three and six month periods ended June 30, 2014 decreased $37 million, or 5%, and decreased $90 million, or 6%, respectively, compared to the prior year. The decrease for the three month period ended June 30, 2014 was due to expense discipline, a $39 million decrease in formal restructuring costs, intangible amortization expense decrease of $12 million, and restructuring savings. The decrease for the six months ended June 30, 2014 also included a $42 million decrease in formal restructuring costs, a decrease of $25 million in intangible amortization expense, and restructuring savings.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2014, Interest income remained flat at $2 million compared to the second quarter 2013. During the first six months of 2014, Interest income increased $1 million to $4 million from the comparable period in 2013.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $17 million and $23 million compared to the second quarter and first six months of 2013, respectively. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other (Expense) Income

Other (expense) income was $2 million expense and $1 million expense for the second quarter and first six months of 2014, respectively, compared to $6 million income and $15 million income for the second quarter and first six months of 2013.  The second quarter 2014 includes a $15 million loss on foreign currency remeasurement, partially offset by a $10 million gain from derivatives. The first six months of 2014 include a $13 million loss from derivatives, partially offset by equity earnings of $6 million and a $4 million gain on foreign currency remeasurement. The second quarter 2013 includes a $9 million gain from derivatives, partially offset by a $5 million loss on foreign currency remeasurement. The first six months of 2013 include a $19 million gain on foreign currency remeasurement and equity earnings of $6 million, partially offset by a $9 million loss from derivatives.

Income before Income Taxes

Income before income taxes for the second quarter was $380 million, an 11% increase from $342 million in 2013.  For the first six months of 2014, Income before income taxes was $794 million, a 12% increase from $710 million in 2013. For both periods, the increase in income was driven by the 2% increase in organic growth, expense discipline, and increased benefits from restructuring initiatives.

Income Taxes

The effective tax rate on net income was 17.5% and 26.4% for the quarters ended June 30, 2014 and 2013, respectively and 18.3% and 26.2% for the six months ended June 30, 2014 and 2013, respectively. The effective tax rates in the second quarter and first six months of 2014 were favorably impacted by changes in the geographic distribution of income and certain discrete items. Potential unfavorable discrete tax adjustments in the second half of 2014 could cause the effective tax rate for the full year 2014 to be higher than the effective tax rate reported in the first half of 2014.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the second quarter increased to $304 million, or $1.01 diluted net income per share, from $241 million, or $0.76 diluted net income per share, in 2013. During the first six months of 2014, Net income attributable to Aon shareholders increased to $629 million, or $2.07 diluted net income per share, from $502 million, or $1.58 diluted net income per share, in 2013.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with the financial flexibility to create long-term value for our shareholders.  Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, funding pension obligations and shareholder dividends.

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $333 million compared to net cash provided by operating activities during the six months ended June 30, 2013 of $387 million, a decrease of $54 million. The decrease from the prior year period was primarily driven by a smaller decrease in accounts receivable of $76 million due to revenue growth and strong working capital management during 2013, a larger decrease in accounts payable and accrued liabilities of $61 million due primarily to the timing of certain incentive payments, and a $57 million increase in payments for restructuring reserves, partially offset by higher net income, adjusted for non-cash items, of $128 million and a reduction in pension contributions of $65 million from the prior year period.

The primary uses of cash from operating activities during the six months ended June 30, 2014 were a decrease in accounts payable and accrued liabilities of $492 million, pension contributions of $226 million and a decrease in restructuring reserves of $62 million, partially offset by net income, adjusted for non-cash items, of $1,129 million and a decrease in accounts receivable of $115 million. Pension contributions were $226 million and $291 million for the six months ended June 30, 2014 and 2013, respectively. For the remainder of 2014, we expect to contribute approximately $159 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2014 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at June 30, 2014 and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow provided by investing activities was $54 million during the six months ended June 30, 2014. The primary drivers of the cash flow provided by investing activities were net sales of short-term investments of $217 million and $34 million for net sales of long-term investments, partially offset by $115 million for capital expenditures and $83 million for acquisitions of businesses, net of cash acquired. The cash flows provided by the net sales of long-term investments represent the cash proceeds generated from net sales of long-term investments where the corresponding gains and losses are recognized in Other (expense) income in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $98 million during the six months ended June 30, 2013. The primary drivers of the cash flow used for investing activities were $122 million for capital expenditures, partially offset by $29 million for net sales of short-term investments.

Financing Activities

Cash flow used for financing activities during the six months ended June 30, 2014 was $449 million. The primary drivers of the cash flow used for financing activities were share repurchases of $1.3 billion, deposits with trustee of $681 million, and dividends paid to shareholders of $128 million, partially offset by issuances of debt, net of repayments, of $1.6 billion, and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $40 million.

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

As a U.K. incorporated company, we must have "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2014 and 2013, we had distributable reserves in excess of $4.5 billion and $6.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At June 30, 2014, our cash and cash equivalents and short-term investments were $726 million, a decrease of $274 million from December 31, 2013, primarily related to share repurchases of $1.3 billion and dividends of $128 million, partially offset by the net issuances of debt of $1.6 billion.  Of the total balance as of June 30, 2014, $161 million was restricted as to its use, which was comprised of $69 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $92 million held as collateral for various business purposes.  At June 30, 2014, $1.1 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $383 million were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At June 30, 2014, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance of cash and cash equivalents and short-term investments as of December 31, 2014, $214 million was restricted as to its use, which was comprised of $126 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $88 million held as collateral for various business purposes. At December 31, 2013, $516 million of cash and cash equivalents and short-term investments were held in the U.S. and $484 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.0 billion and $3.8 billion and fiduciary receivables of $8.8 billion and $8.1 billion at June 30, 2014 and December 31, 2013, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 15 "Fair Value Measurements and Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We do not believe that there are any market liquidity issues that would materially impact the fair value of these investments.

At June 30, 2014, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments at June 30, 2014 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$418	$—	$2,211	$2,629
Money market funds	—	308	1,796	2,104
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	—	—	—
Cash and investments	418	308	4,032	4,758
Fiduciary receivables	—	—	8,754	8,754
Total	$418	$308	$12,786	$13,512

Share Repurchase Program

In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the second quarter of 2014, we repurchased 7.4 million shares at an average price per share of $87.67 for a total cost of $650 million. During the six months ended June 30, 2014, we repurchased 14.6 million shares at an average price per share of $85.59 for a total cost of $1.3 billion. In the second quarter of 2013, we repurchased 3.5 million shares at an average price per share of $64.53 for a total cost of $225 million. During the six months ended June 30, 2013, we repurchased 8.5 million shares at an average price per share of $61.75 for a total cost of $525 million. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 50.9 million shares for an aggregate cost of $3.4 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $1.6 billion.

For information regarding share repurchases made during the second quarter of 2014, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at June 30, 2014 was $6.0 billion, which represents an increase of $1.6 billion compared to December 31, 2013. This increase is primarily due to debt issuances of $1.5 billion and an increase in commercial paper outstanding of $107 million compared to December 31, 2013. Commercial paper activity during the three and six months ended June 30, 2014 included total issuances of $646 million and $1.8 billion, respectively, compared to $1.5 billion and $2.4 billion for the three and six months ended June 30, 2013, respectively. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs. As of July 24, 2014, we had $484 million of commercial paper outstanding, which was used for acquisitions and short-term working capital needs.

On June 30, 2014, we transferred €531 million to a trustee pursuant to an agreement related to the repayment of the 6.25% €500 million debt securities due July 2014 and accrued interest. The trustee subsequently disbursed €531 million to the bondholders on July 1, 2014 in payment of principal and accrued interest. We remained the primary obligor of the 6.25% €500 million debt securities due July 2014 until the funds were disbursed from the trustee to the bondholders on July 1, 2014. Therefore, Aon did not extinguish the liability related to this obligation at June 30, 2014. As of June 30, 2014, we had $681 million of debt recorded related to this obligation in Short-term debt and current portion of long-term debt, $42 million of interest accrued in Accounts payable and accrued liabilities, and a $723 million deposit to trustee recorded within Other current assets on the Condensed Consolidated Statements of Financial Position. We reflected the cash payment to the trustee for the principal amount as a financing activity and the accrued interest amount as an operating activity on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014.

On May 20, 2014, we issued $250 million in aggregate principal amount of 3.50% Notes Due 2024 and $550 million in aggregate principal amount of 4.60% Notes Due 2044. The 3.50% Notes Due 2024 and 4.60% Notes Due 2044 were issued by

Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

On May 7, 2014, we issued €500 million ($681 million at June 30, 2014 exchange rates) in aggregate principal amount of 2.875% Notes Due 2026. The 2.875% Notes Due 2026 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes, including the repayment at maturity of our outstanding 6.25% €500 million debt securities due July 2014.

Our total debt as a percentage of total capital attributable to Aon shareholders was 43.6% and 35.0% at June 30, 2014 and December 31, 2013, respectively.

Credit Facilities

At June 30, 2014, we have a five-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility") that expires in 2017. The U.S. Facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($885 million at June 30, 2014 exchange rates) credit facility ("Euro Facility") available, which expires in October 2015.  At June 30, 2014, we had no borrowings under either of these credit facilities.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a certain ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility. We were in compliance with these and all other covenants during the three and six months ended June 30, 2014.

Shelf Registration Statement

On August 31, 2012, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at July 25, 2014 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $98 million at June 30, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $92 million at June 30, 2014 compared to $98 million at December 31, 2013.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $20 million and $34 million at June 30, 2014 and December 31, 2013, respectively.  During the three and six months ended June 30, 2014, we funded $4 million and $14 million of these commitments.

Adequacy of Liquidity Sources

We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future. We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At June 30, 2014, our net assets of $7.8 billion, representing total assets minus total liabilities, decreased from $8.2 billion at December 31, 2013. The decrease was due primarily to share repurchases of $1.3 billion, dividends of $128 million, and a decrease in Accumulated other comprehensive loss of $156 million related primarily to foreign currency translation adjustment and post-retirement benefit obligation, partially offset by Net income of $649 million for the six months ended June 30, 2014.  Working capital increased by $752 million to $1.7 billion from December 31, 2013.

Equity

Equity at June 30, 2014 was $7.8 billion, a decrease of $436 million from December 31, 2013.  The decrease resulted primarily from share repurchases of $1.3 billion, $128 million of dividends to shareholders, and a decrease in Accumulated other comprehensive loss of $156 million, partially offset by Net income of $649 million.

The $156 million decrease in Accumulated other comprehensive loss from December 31, 2013 primarily reflects the following:

•	positive net foreign currency translation adjustments of $92 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies,

•	a decrease of $44 million in net post-retirement benefit obligations,

•	net derivative gains of $21 million, and

•	net investment losses of $1 million.

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

Risk Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2014	2013	2014	2013
Revenue	$1,948	$1,944	$3,942	$3,915
Operating income	417	391	862	794
Operating margin	21.4%	20.1%	21.9%	20.3%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first six months of 2014, pricing was flat on average globally, and we would still consider this to be a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the second quarter of 2014, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak economic conditions in many markets around the globe have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in both the second quarter and first six months of 2014.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Retail brokerage:
Americas	$832	$826	$1,530	$1,512
International (1)	750	736	1,631	1,612
Total retail brokerage	1,582	1,562	3,161	3,124
Reinsurance brokerage	360	376	769	778
Total	$1,942	$1,938	$3,930	$3,902
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the second quarter 2014, commissions, fees and other revenue increased $4 million compared to the second quarter 2013, due to 1% organic revenue growth, partially offset by a 1% decrease related to acquisitions, net of dispositions. During the first six months of 2014, Commissions, fees and other revenue increased $28 million, or 1%, as compared to the first six months of 2013 due to 2% organic revenue growth, partially offset by 1% unfavorable impact from foreign exchange rates and a modest decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended June 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1%	(2)%	1%	2%
International (1)	2	2	(3)	3
Total retail brokerage	1	—	(1)	2
Reinsurance brokerage	(4)	—	—	(4)
Total	—%	—%	(1)%	1%

Six months ended June 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1%	(2)%	—%	3%
International (1)	1	1	(3)	3
Total retail brokerage	1	(1)	(1)	3
Reinsurance brokerage	(1)	—	—	(1)
Total	1%	(1)%	—%	2%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 1% in the second quarter driven by 2% and 3% organic revenue growth in the Americas and International operations, respectively, partially offset by a 1% decrease related to acquisitions, net of dispositions. During the first six months of 2014, revenue growth was 1%, driven by a 3% growth in organic revenue in both the Americas and International operations, partially offset by a decline in investment income, a 1% decrease related to acquisitions, net of dispositions, and a 1% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 1% in the second quarter reflecting 2% growth in organic revenue reflecting growth across all regions driven by strong new business generation, and a 1% increase related to acquisitions, net of dispositions, partially offset by a 2% unfavorable impact from foreign exchange rates. During the first six months of 2014, revenue increased 1% as a result of 3% growth in organic revenue, partially offset by a 2% unfavorable impact from foreign exchange rates.

International Commissions, fees and other revenue increased 2% in the second quarter driven by a 3% increase in organic revenue growth and a 2% favorable impact from foreign exchange rates, partially offset by a 3% unfavorable impact from acquisitions, net of divestitures. Organic growth of 3% was driven by solid growth across Asia, New Zealand and strong management of the renewal book portfolio in continental Europe. During the first six months of 2014, revenue increased 1% as a result of 3% growth in organic revenue and a 1% favorable impact from foreign exchange rates, partially offset by 3% decline related to acquisitions.

Reinsurance brokerage Commissions, fees and other revenue decreased 4% compared to the prior year quarter due primarily to an unfavorable market impact in treaty and a decline in facultative placements, partially offset by growth in capital markets transactions and advisory business and net new business growth in treaty placements globally. During the first six months of 2014, revenue decreased 1% as compared to the first six months of 2013.

Operating Income

Operating income for the second quarter 2014 increased $26 million, or 7%, from 2013 to $417 million in 2014, and operating income margins increased to 21.4% from 20.1% in 2013.  For the first six months of 2014, Operating income increased $68 million, or 9%, from 2013 to $862 million in 2014, and operating income margins increased to 21.9% from 20.3% in 2013. Operating margin improvement was driven by return on investments, expense discipline and savings related to the restructuring programs, partially offset by a $15 million unfavorable impact from foreign currency translation.

HR Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2014	2013	2014	2013
Revenue	$982	$956	$1,947	$1,910
Operating income	69	36	136	87
Operating margin	7.0%	3.8%	7.0%	4.6%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in both the second quarter and first six months of 2014, and provides a broad range of human capital services, as follows:

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

·
Benefits Administration applies our human resource expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

·
Exchanges is building and operating healthcare exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

·
Human Resource Business Processing Outsourcing provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core human resource process transactions as well as other complementary services such as flexible spending, dependent audit and participant advocacy.

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions in many markets around the globe continued into the second quarter of 2014 and have adversely impacted our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $26 million, or 3%, in the second quarter 2014 compared to the second quarter 2013. The increase in revenue was driven by 2% organic growth in commissions and fees and 1% favorable impact from foreign exchange rates. During the first six months of 2014, Commissions, fees and other revenue increased $37 million, or 2%, as compared to the first six months of 2013 due to 2% organic revenue growth.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consulting services	$395	$388	$779	$770
Outsourcing	595	578	1,184	1,159
Intersegment	(8)	(10)	(16)	(19)
Total	$982	$956	$1,947	$1,910

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended June 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	2%	2%	(1)%	1%
Outsourcing	3	—	—	3
Intersegment	N/A	N/A	N/A	N/A
Total	3%	1%	—%	2%

Six months ended June 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	1%	1%	(1)%	1%
Outsourcing	2	—	—	2
Intersegment	N/A	N/A	N/A	N/A
Total	2%	—%	—%	2%

Consulting services revenue increased $7 million, or 2%, for the second quarter due primarily to 1% organic revenue growth and a 2% favorable impact from foreign exchange rates, partially offset by a decrease of 1% from acquisitions, net of divestitures. Organic revenue growth was driven by strong growth in investment consulting, partially offset by a modest decline in retirement in continental Europe and an anticipated unfavorable impact from timing in compensation consulting. For the first six months of 2014, revenue increased $9 million, or 1%, as a result of 1% organic revenue growth and 1% favorable impact from foreign exchange rates, partially offset by an unfavorable impact of 1% from acquisitions, net of divestitures.

Outsourcing revenue increased $17 million, or 3%, for the second quarter due to 3% organic revenue growth driven by new client wins and project related revenue in benefits administration. For the first six months of 2014, revenue increased $25 million, or 2%, as a result of 2% organic revenue growth.

Operating Income

Operating income was $69 million, an increase of $33 million, or 92%, from the second quarter of 2013. For the first six months of 2014, operating income was $136 million, an increase of $49 million, or 56%, from the prior year. The year-to-date increase was primarily due to modest organic revenue growth and savings related to the Aon Hewitt restructuring program, partially offset by an increase in expense to support future growth in our health care exchange business and an anticipated unfavorable impact from the timing of certain consulting revenue. Operating margin for this segment was 7.0% in the second quarter, an increase from 3.8% in 2013. For the first six months of 2014, operating margin was 7.0%, an increase from 4.6% in 2013.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating income (loss):
Risk Solutions	$417	$391	$862	$794
HR Solutions	69	36	136	87
Unallocated	(41)	(45)	(84)	(89)
Operating income	445	382	914	792
Interest income	2	2	4	3
Interest expense	(65)	(48)	(123)	(100)
Other (expense) income	(2)	6	(1)	15
Income before income taxes	$380	$342	$794	$710

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $4 million to $41 million in the second quarter 2014 and decreased $5 million to $84 million for the first six months of 2014. The decrease in unallocated expenses during the three and six months ended June 30, 2014 is due primarily to decrease in expenses related to the Company's redomicile to the U.K. compared to such expenses in 2013.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2014, Interest income remained flat at $2 million compared to the second quarter 2013. During the first six months of 2014, Interest income increased $1 million to $4 million from the comparable period in 2013.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $17 million and $23 million compared to the second quarter and first six months of 2013, respectively. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other (expense) income

Other (expense) income was $2 million expense and $1 million expense for the second quarter and first six months of 2014, respectively, compared to $6 million income and $15 million income for the second quarter and first six months of 2013.  The second quarter 2014 includes a $15 million loss on foreign currency remeasurement, partially offset by a $10 million gain from derivatives. The first six months of 2014 include a $13 million loss from derivatives, partially offset by equity earnings of $6 million and a $4 million gain on foreign currency remeasurement. The second quarter 2013 includes a $9 million gain from derivatives, partially offset by a $5 million loss on foreign currency remeasurement. The first six months of 2013 include a $19 million gain on foreign currency remeasurement and equity earnings of $6 million, partially offset by $9 million loss from derivatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2013 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Note 2 "Accounting Principles and Practices" of the Notes to the Condensed Consolidated Financial Statements contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report and in reports we subsequently file or furnish and have previously filed for furnished with the SEC contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would."  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

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

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Exchange Risk

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in Pounds Sterling.  At June 30, 2014, we have hedged approximately 45% and 81% of our U.K. subsidiaries’ expected U.S. Dollar transaction exposure for the years ending December 31, 2014 and 2015, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.03 during both the three and six months ended June 30, 2014.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.04 during both the three and six months ended June 30, 2014, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of June 30, 2014.

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

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 16 "Commitments and Contingencies — Legal" to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.
(b)  None.
(c)  Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/14 — 4/30/14	471,008	$84.92	471,008	$2,233,679,249
5/1/14 — 5/31/14	4,721,760	86.81	4,721,760	1,823,782,454
6/1/14 — 6/31/14	2,219,726	90.08	2,219,726	1,623,826,744
Total	7,412,494	$87.67	7,412,494	$1,623,826,744
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program. During the second quarter of 2014, we repurchased 7.4 million shares at an average price per share of $87.67 for a total cost of $650 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $1.6 billion.

We did not make any unregistered sales of equity in the second quarter.

ITEM 5.                             OTHER INFORMATION

At the Company’s annual general meeting of shareholders held on June 24, 2014, the Company’s shareholders approved an amendment and restatement of the Aon plc 2011 Incentive Compensation Plan to increase the number of shares available for issuance under the plan by 9 million shares as described in the Company’s definitive proxy statement for the 2014 annual general meeting filed with the Securities and Exchange Commission on April 28, 2014. The Aon plc 2011 Incentive Compensation Plan is filed as Exhibit 10.1 hereto.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

July 25, 2014	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
4.1	Form of 2.875% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on May 13, 2014).
4.2	Form of 3.500% Senior Note due 2024 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by the Company on May 27, 2014).
4.3	Form of 4.600% Senior Note due 2044 (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by the Company on May 27, 2014).
10.1	Aon plc 2011 Incentive Compensation Plan
10.2	Amended International Assignment Letter with Gregory C. Case dated July 1, 2014.
10.3	Amended International Assignment Letter with Christa Davies dated July 1, 2014.
10.4	Amended International Assignment Letter with Stephen P. McGill dated July 1, 2014.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document