Form 10-Q
period 2014-09-30
Aon plc
filed 2014-10-31
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of September 30, 2014:  285,136,690

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue
Commissions, fees and other	$2,873	$2,786	$8,727	$8,585
Fiduciary investment income	7	8	19	21
Total revenue	2,880	2,794	8,746	8,606
Expenses
Compensation and benefits	1,707	1,666	5,166	5,103
Other general expenses	756	764	2,249	2,347
Total operating expenses	2,463	2,430	7,415	7,450
Operating income	417	364	1,331	1,156
Interest income	3	3	7	6
Interest expense	(65)	(53)	(188)	(153)
Other income	35	39	34	54
Income before income taxes	390	353	1,184	1,063
Income taxes	75	89	220	275
Net income	315	264	964	788
Less: Net income attributable to noncontrolling interests	6	8	26	30
Net income attributable to Aon shareholders	$309	$256	$938	$758

Basic net income per share attributable to Aon shareholders	$1.06	$0.83	$3.15	$2.42
Diluted net income per share attributable to Aon shareholders	$1.04	$0.82	$3.11	$2.39
Cash dividends per share paid on ordinary shares	$0.25	$0.18	$0.68	$0.51
Weighted average ordinary shares outstanding - basic	292.3	309.5	298.1	313.2
Weighted average ordinary shares outstanding - diluted	296.1	312.9	301.6	316.7

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$315	$264	$964	$788
Less: Net income attributable to noncontrolling interests	6	8	26	30
Net income attributable to Aon shareholders	309	256	938	758
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	(14)	(1)	(1)
Change in fair value of derivatives	(8)	9	13	(12)
Foreign currency translation adjustments	(318)	155	(228)	(77)
Post-retirement benefit obligation	26	24	70	65
Total other comprehensive (loss) income	(300)	174	(146)	(25)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	3	(2)	1
Total other comprehensive (loss) income attributable to Aon shareholders	(300)	171	(144)	(26)
Comprehensive income attributable to Aon shareholders	$9	$427	$794	$732

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	September 30, 2014	Dec 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$382	$477
Short-term investments	217	523
Receivables, net	2,630	2,896
Fiduciary assets	10,815	11,871
Other current assets	711	563
Total Current Assets	14,755	16,330
Goodwill	9,026	8,997
Intangible assets, net	2,612	2,578
Fixed assets, net	760	791
Investments	143	132
Other non-current assets	1,531	1,423
TOTAL ASSETS	$28,827	$30,251

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$10,815	$11,871
Short-term debt and current portion of long-term debt	660	703
Accounts payable and accrued liabilities	1,528	1,931
Other current liabilities	853	906
Total Current Liabilities	13,856	15,411
Long-term debt	4,840	3,686
Pension, other post-retirement and other post-employment liabilities	1,437	1,607
Other non-current liabilities	1,422	1,352
TOTAL LIABILITIES	21,555	22,056

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2014 - 285.1; 2013 - 300.7)	3	3
Additional paid-in capital	5,012	4,785
Retained earnings	4,718	5,731
Accumulated other comprehensive loss	(2,518)	(2,374)
TOTAL AON SHAREHOLDERS' EQUITY	7,215	8,145
Noncontrolling interests	57	50
TOTAL EQUITY	7,272	8,195
TOTAL LIABILITIES AND EQUITY	$28,827	$30,251

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2013	300.7	$4,788	$5,731	$(2,374)	$50	$8,195
Net income	—	—	938	—	26	964
Shares issued - employee benefit plans	0.4	28	—	—	—	28
Shares issued - employee compensation	4.4	(120)	—	—	—	(120)
Shares purchased	(20.4)	—	(1,750)	—	—	(1,750)
Tax benefit - employee benefit plans	—	72	—	—	—	72
Share-based compensation expense	—	247	—	—	—	247
Dividends to shareholders	—	—	(201)	—	—	(201)
Net change in fair value of investments	—	—	—	(1)	—	(1)
Net change in fair value of derivatives	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	(226)	(2)	(228)
Net post-retirement benefit obligation	—	—	—	70	—	70
Sales (purchases) of shares to (from) noncontrolling interests	—	—	—	—	1	1
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(18)	(18)
Balance at September 30, 2014	285.1	$5,015	$4,718	$(2,518)	$57	$7,272

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$964	$788
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(41)	(28)
Depreciation of fixed assets	183	177
Amortization of intangible assets	263	296
Share-based compensation expense	247	207
Deferred income taxes	77	100
Change in assets and liabilities:
Fiduciary receivables	988	684
Short term investments - funds held on behalf of clients	(177)	(369)
Fiduciary liabilities	(811)	(315)
Receivables, net	220	374
Accounts payable and accrued liabilities	(408)	(330)
Restructuring reserves	(75)	(7)
Current income taxes	(211)	(197)
Pension, other post-retirement and other post-employment liabilities	(299)	(401)
Other assets and liabilities	(37)	5
CASH PROVIDED BY OPERATING ACTIVITIES	883	984

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	51	81
Purchases of long-term investments	(19)	(13)
Net sales (purchases) of short-term investments - non-fiduciary	301	(13)
Acquisition of businesses, net of cash acquired	(464)	(26)
Proceeds from sale of businesses	48	6
Capital expenditures	(179)	(174)
CASH USED FOR INVESTING ACTIVITIES	(262)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,750)	(1,025)
Issuance of shares for employee benefit plans	58	84
Issuance of debt	4,255	4,270
Repayment of debt	(3,073)	(3,870)
Cash dividends to shareholders	(201)	(159)
Sales (purchases) of shares to (from) noncontrolling interests	1	(6)
Dividends paid to noncontrolling interests	(18)	(13)
Proceeds from sale-leaseback	25	—
CASH USED FOR FINANCING ACTIVITIES	(703)	(719)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	(48)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95)	78
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	477	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$382	$369

Supplemental disclosures:
Interest paid	$194	$186
Income taxes paid, net of refunds	$280	$330

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2014.

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

At September 30, 2014, Cash and cash equivalents and Short-term investments were $599 million compared to $1.0 billion at December 31, 2013. Of the total balance, $144 million and $214 million was restricted as to its use at September 30, 2014 and December 31, 2013, respectively. Included within that amount, at September 30, 2014, the Company is required to hold £40.5 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  At December 31, 2013, the Company was required to hold £77 million of operating funds in Short-term investments. These operating funds, when translated to U.S. dollars, were equal to $66 million and $126 million at September 30, 2014 and December 31, 2013, respectively. In addition, Cash and cash equivalents included additional restricted balances of $78 million and $88 million at September 30, 2014 and December 31, 2013, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Equity earnings	$4	$6	$10	$12
Gain on investments	4	37	2	36
Foreign currency remeasurement gain (loss)	7	(4)	11	15
Derivative (loss) gain	(6)	1	(19)	(8)
Gain on disposal of business	25	—	25	—
Other	1	(1)	5	(1)
	$35	$39	$34	$54

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$88	$114	$90	$118
Provision charged to operations	1	(5)	9	6
Accounts written off, net of recoveries	(14)	(8)	(23)	(26)
Effect of exchange rate changes and other	4	(2)	3	1
Balance at end of period	$79	$99	$79	$99

Other Current Assets

The components of Other current assets are as follows (in millions):

	September 30, 2014	December 31, 2013
Taxes receivable	258	111
Prepaid expenses	238	229
Deferred project costs	102	98
Deferred tax assets	81	93
Other	32	32
	$711	$563

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	September 30, 2014	December 31, 2013
Prepaid pension (1)	$750	$567
Deferred project costs	256	273
Deferred tax assets	176	193
Taxes receivable	98	108
Other	251	282
	$1,531	$1,423
  ______________________________________________

(1)	Increase in prepaid pensions is primarily due to cash funding of the U.K. pension plans.

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	September 30, 2014	December 31, 2013
Deferred revenue	$440	$475
Taxes payable	96	136
Deferred tax liabilities	36	48
Other	281	247
	$853	$906

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	September 30, 2014	December 31, 2013
Deferred tax liabilities	$535	$420
Taxes payable	202	184
Leases	191	204
Deferred revenue	170	134
Compensation and benefits	56	105
Other	268	305
	$1,422	$1,352

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended September 30, 2014, the Company completed the acquisition of four businesses in the Risk Solutions segment and one business in the HR Solutions segment. During the nine months ended September 30, 2014, the Company completed the acquisition of seven businesses in the Risk Solutions segment and two businesses in the HR Solutions segment. During the three months ended September 30, 2013, the Company completed the acquisition of one business in the Risk Solutions segment and one business in the HR Solutions segment. During the nine months ended September 30, 2013, the Company completed the acquisition of five businesses in the Risk Solutions segment and two businesses in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Nine months ended September 30,
	2014	2013
Consideration	$446	$26
Intangible assets:
Goodwill	$261	$26
Other intangible assets	310	8
Total	$571	$34

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

During the three months ended September 30, 2014, the Company completed the disposition of one business in the Risk Solutions segment. During the nine months ended September 30, 2014, the Company completed the disposition of two businesses in the Risk Solutions segment. A pretax gain of $25 million was recognized on these sales in the both the three and nine months ended September 30, 2014, which is included in Other income in the Condensed Consolidated Statements of Income. During the three months ended September 30, 2013, the Company completed the disposition of one business in the Risk Solutions segment. During the nine months ended September 30, 2013, the Company completed the disposition of five businesses in the Risk Solutions segment.  A pretax gain of $0.2 million gain was recognized on these dispositions in both the three and nine months ended September 30, 2013, which is included in Other income in the Condensed Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2013	$6,020	$2,977	$8,997
Goodwill related to current year acquisitions	256	5	261
Goodwill related to disposals	(14)	—	(14)
Goodwill related to prior year acquisitions	(1)	—	(1)
Transfer	(2)	2	—
Foreign currency translation	(202)	(15)	(217)
Balance as of September 30, 2014	$6,057	$2,969	$9,026

Other intangible assets by asset class are as follows (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,972	1,520	1,452	2,720	1,310	1,410
Marketing, technology and other	588	447	141	584	435	149
	$4,579	$1,967	$2,612	$4,323	$1,745	$2,578

Amortization expense from finite lived intangible assets was $90 million and $263 million for the three and nine months ended September 30, 2014, respectively. Amortization expense from finite lived intangibles assets was $98 million and $296 million for the three and nine months ended September 30, 2013, respectively.

The estimated future amortization for finite lived intangible assets as of September 30, 2014 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2014	$29	$60	$89
2015	109	211	320
2016	100	176	276
2017	91	140	231
2018	79	93	172
Thereafter	253	252	505
	$661	$932	$1,593

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt Associates, Inc. The Aon Hewitt Plan was intended to streamline operations across the combined Aon Hewitt organization. The Company incurred all remaining costs for the Aon Hewitt Plan and the plan was closed in the fourth quarter of 2013. For the three and nine months ended September 30, 2014, no charges were taken under the Aon Hewitt Plan. For the three months ended September 30, 2013, $30 million of restructuring expenses were charged, of which $24 million and $6 million were in the Risk Solutions segment and HR Solutions segment, respectively. For the nine months ended September 30, 2013, $109 million of restructuring expenses were charged, of which $52 million and $57 million were in the Risk Solutions segment and HR Solutions segment, respectively.

As of December 31, 2013, the remaining liabilities for the Company's restructuring plans were $166 million. During the nine months ended September 30, 2014, the Company made cash payments of $70 million, resulting in remaining restructuring liabilities of $90 million as of September 30, 2014. The remaining $6 million reduction in the liability is due fluctuation in foreign exchange rates.

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

The Company's interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$382	$477
Short-term investments	217	523
Fiduciary assets (1)	3,877	3,778
Investments	143	132
	$4,619	$4,910
  ______________________________________________

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company's investments are as follows (in millions):

	September 30, 2014	December 31, 2013
Equity method investments	$122	$113
Other investments	13	10
Fixed-maturity securities	8	9
	$143	$132

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs and to retire other debt obligations.  At September 30, 2014, the Company had $50 million in commercial paper outstanding compared to no commercial paper outstanding at December 31, 2013. The weighted average commercial paper outstanding for the three and nine months ended September 30, 2014 was $360 million and $338 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and nine months ended September 30, 2014 was 0.31% and 0.34%, respectively.

During the quarter ended September 30, 2014, Aon plc's $600 million 3.50% Notes due September 2015 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is less than one year.

On August 12, 2014, Aon plc issued $350 million of 3.50% Notes due June 2024. The 3.50% Notes due 2024 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $250 million of 3.50% Notes due June 2024 issued by the Company on May 20, 2014. The 3.50% Notes due June 2024 are unconditionally guaranteed as to the payment of principal and interest by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes.

On June 30, 2014, Aon plc transferred €531 million to a trustee pursuant to an agreement related to the repayment of the €500 million of 6.25% Notes due July 2014 and accrued interest. The trustee subsequently disbursed €531 million to the noteholders on July 1, 2014 in payment of principal and accrued interest. The Company remained the primary obligor of the €500 million of 6.25% Notes due July 2014 until the funds were disbursed from the trustee to the bondholders on July 1, 2014. Therefore, the Company extinguished the liability related to this obligation as of July 1, 2014.

On May 20, 2014, Aon plc issued $250 million of 3.50% Notes due June 2024 and $550 million of 4.60% Notes due June 2044. The 3.50% Notes due June 2024 and 4.60% Notes due June 2044 are unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

On May 7, 2014, Aon plc issued €500 million of 2.875% Notes due May 2026. The 2.875% Notes due May 2026 are fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes, including the repayment at maturity of the Company's then outstanding €500 million of 6.25% Notes due July 2014.

10.  Income Taxes

The effective tax rate on net income was 19.1% and 18.5% for the three and nine months ended September 30, 2014, respectively. The effective tax rate on net income was 25.1% and 25.9% for the three and nine months ended September 30, 2013, respectively. The effective tax rate in the third quarter and first nine months of 2014 was favorably impacted by a change in the geographical distribution of income, partially offset by the impact of certain discrete items.

11.  Shareholders' Equity

Ordinary Shares

In April 2012, the Company's Board of Directors authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the three months ended September 30, 2014, the Company repurchased 5.8 million shares at an average price per share of $86.07 for a total cost of $500 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2014, the Company repurchased 20.4 million shares at an average price per share of $85.73 for a total cost of $1.8 billion under the 2012 Share Repurchase Program. In the third quarter of 2013, the Company repurchased 7.3 million shares at an average price per share of $68.33 for a total cost of $500 million under the 2012 Share Repurchase Program. During the nine months ended September 30, 2013, the Company repurchased 15.8 million shares at an average price per share of $64.79 for a total cost of $1.0 billion under the 2012 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $1.1 billion. Since the inception of the 2012 Share Repurchase Program, the Company repurchased a total of 56.7 million shares for an aggregate cost of $3.9 billion.

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

Net income attributable to participating securities was $2 million and $7 million in the three and nine months ended September 30, 2014, respectively. Net income attributable to participating securities was $3 million and $8 million in the three and nine months ended September 30, 2013, respectively.

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Shares for basic earnings per share (1)	292.3	309.5	298.1	313.2
Common stock equivalents	3.8	3.4	3.5	3.5
Shares for diluted earnings per share	296.1	312.9	301.6	316.7
   ______________________________________________
(1) Includes 2.9 million and 3.8 million of participating securities for the three months ended September 30, 2014 and 2013, respectively, and 3.1 million and 4.0 million of participating securities for the nine months ended September 30, 2014 and 2013, respectively.

Certain ordinary share equivalents may not be included in the computation of diluted net income per share because their inclusion would have been antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2014 and September 30, 2013.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2013	$1	$(22)	$169	$(2,522)	$(2,374)
Other comprehensive (loss) income before reclassifications, net	(1)	1	(226)	2	(224)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	17	—	94	111
Tax benefit	—	(5)	—	(26)	(31)
Amounts reclassified from accumulated other comprehensive loss, net	—	12	—	68	80
Net current period other comprehensive (loss) income	(1)	13	(226)	70	(144)
Balance at September 30, 2014	$—	$(9)	$(57)	$(2,452)	$(2,518)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income.
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.

12.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon's material U.K., U.S., and other significant international pension plans, which are located in the Netherlands and Canada (in millions):

	Three months ended September 30,
	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$5
Interest cost	58	52	32	28	12	11
Expected return on plan assets	(82)	(74)	(39)	(34)	(15)	(15)
Amortization of net actuarial loss	13	12	11	13	2	6
Total net periodic (benefit) cost	$(11)	$(10)	$4	$7	$(1)	$7

	Nine months ended September 30,
	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$14
Interest cost	174	156	96	84	36	33
Expected return on plan assets	(247)	(223)	(117)	(103)	(45)	(44)
Amortization of net actuarial loss	40	36	32	39	6	19
Net periodic (benefit) cost	(33)	(31)	11	20	(3)	22
Curtailment loss (gain) and other	—	—	1	—	(3)	—
Total net periodic (benefit) cost	$(33)	$(31)	$12	$20	$(6)	$22

Based on current assumptions, in 2014, Aon plans to contribute $183 million, $173 million, and $29 million to its U.K., U.S. and other significant international pension plans, respectively. During the three months ended September 30, 2014, contributions of $24 million, $39 million, and $7 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the nine months ended September 30, 2014, contributions of $145 million, $112 million, and $23 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

During the three months ended September 30, 2013, contributions of $54 million, $54 million, and $5 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the nine months ended September 30, 2013, contributions of $241 million, $122 million, and $49 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

13.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Restricted share units ("RSUs")	$41	$40	$144	$135
Performance share awards ("PSAs")	29	28	96	66
Share options	—	—	—	1
Employee share purchase plans	2	2	7	5
Total share-based compensation expense	$72	$70	$247	$207

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Nine months ended September 30,
	2014		2013
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,759	$51	10,432	$44
Granted	2,675	84	3,598	62
Vested	(3,561)	49	(3,618)	44
Forfeited	(385)	56	(308)	47
Non-vested at end of period	8,488	63	10,104	51
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

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

Information as of September 30, 2014 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of September 30, 2014	As of December 31, 2013	As of December 31, 2012
Target PSAs granted	816	1,135	1,369
Fair value (1)	$81	$58	$47
Number of shares that would be issued based on current performance levels	804	2,211	2,656
Unamortized expense, based on current performance levels	$52	$57	$11
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Share Options

The Company did not grant any share options during either the nine months ended September 30, 2014 or 2013.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	3,462	$32	5,611	$32
Granted	—	—	—	—
Exercised	(953)	32	(1,694)	32
Forfeited and expired	(6)	37	(29)	34
Outstanding at end of period	2,503	32	3,888	32
Exercisable at end of period	2,464	32	3,681	32

The weighted average remaining contractual life, in years, of outstanding options was 1.7 years and 2.2 years at September 30, 2014 and 2013, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $87.67 as of September 30, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2014, the aggregate intrinsic value of options outstanding was $138 million, of which $137 million was exercisable.

Other information related to the Company's share options is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Aggregate intrinsic value of stock options exercised	$6	$14	$51	$53
Cash received from the exercise of stock options	3	14	30	55
Tax benefit realized from the exercise of stock options	2	3	14	10

Unamortized deferred compensation expense, which includes both options and awards, amounted to $395 million as of September 30, 2014, with a remaining weighted-average amortization period of approximately 2.1 years.

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

The Company also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future, and to manage the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of September 30, 2014, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral related to derivative arrangements as of September 30, 2014.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$171	$—	$9	$—	$—
Foreign exchange contracts	1,106	1,191	55	71	65	93
Total	1,106	1,362	55	80	65	93
Derivatives not accounted for as hedges:
Foreign exchange contracts	184	215	—	—	—	—
Total	$1,290	$1,577	$55	$80	$65	$93
______________________________________________

(1)
Included within Other current assets ($25 million and $46 million at September 30, 2014 and December 31, 2013, respectively) or Other non-current assets ($30 million and $34 million at September 30, 2014 and December 31, 2013, respectively).

(2)
Included within Other current liabilities ($17 million and $51 million at September 30, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($48 million and $42 million at September 30, 2014 and December 31, 2013, respectively).

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$9	$—	$—	$—	$9
Foreign exchange contracts	55	71	(15)	(30)	40	41
Total	55	80	(15)	(30)	40	50
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$55	$80	$(15)	$(30)	$40	$50
______________________________________________
(1) Included within Other current assets ($13 million and $18 million at September 30, 2014 and December 31, 2013, respectively) or Other non-current assets ($27 million and $32 million at September 30, 2014 and December 31, 2013, respectively).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	65	93	(15)	(30)	50	63
Total	65	93	(15)	(30)	50	63
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$65	$93	$(15)	$(30)	$50	$63
______________________________________________
(1) Included within Other current liabilities ($5 million and $23 million at September 30, 2014 and December 31, 2013, respectively) or Other non-current liabilities ($45 million and $40 million at September 30, 2014 and December 31, 2013, respectively).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—	$—	$—
Foreign exchange contracts (2)	(3)	—	4	(28)
Total	$(3)	$—	$4	$(28)
 ______________________________________________
(1) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Interest expense.
(2) Location of future reclassification from Accumulated Other Comprehensive Loss will be included within Compensation and benefits ($2 million and $3 million loss for the three months ended September 30, 2014 and 2013, respectively, and $14 million gain and $17 million loss for the nine months ended September 30, 2014 and 2013, respectively), Other income ($2 million and $3 million gain for the three months ended September 30, 2014 and 2013, respectively, and $9 million and $11 million loss for the nine months ended September 30, 2014 and 2013, respectively), and Other general expenses ($3 million and $1 million loss for the three and nine months ended September 30, 2014, respectively).

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cash flow hedges:
Interest rate contracts (1)	$—	$—	$(1)	$(1)
Foreign exchange contracts (2)	4	(10)	(15)	(7)
Total	4	(10)	(16)	(8)
 ______________________________________________
(1) Included within Interest expense
(2) Included within Compensation and benefits ($1 million and $5 million loss for the three months ended September 30, 2014 and 2013, respectively, and $4 million and $9 million loss for the nine months ended September 30, 2014 and 2013, respectively), Other income ($5 million gain and $5 million loss for the three months ended September 30, 2014 and 2013, respectively, and $6 million loss and $3 million gain for the nine months ended September 30, 2014 and 2013, respectively), Interest expenses ($3 million and $8 million loss for the three and nine months ended September 30, 2014, respectively), and Other general expenses ($3 million gain for the three months ended September 30, 2014, and $3 million gain and $1 million loss for the nine months ended September 30, 2014 and 2013, respectively).

The amount of gain (loss) recognized in the Condensed Consolidated Financial Statements is as follows (in millions):

	Three months ended September 30,				Nine months ended September 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item		Amount of Gain (Loss) Recognized in Income on Derivative (1) (2)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (1) (2)
	2014	2013	2014	2013	2014	2013	2014	2013
Fair value hedges:
Foreign exchange contracts (2)	$(9)	$(7)	$9	$7	$(9)	$(8)	$9	$8
  ______________________________________________
(1) Included in Interest expense.
(2) Relates to fixed rate debt.

The Company estimates that approximately $3 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2014 and 2013 was not material.

During the three and nine months ended September 30, 2014, the Company recorded a loss of $11 million and $13 million, respectively, in Other income, for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2013, the Company recorded a gain of $3 million and a loss of $15 million, respectively, in Other income, for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,649	$1,647	$2	$—
Other investments:
Fixed maturity securities:
Corporate bonds	1	—	—	1
Government bonds	7	—	7	—
Equity securities	11	6	5	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	55	—	55	—
Liabilities:
Derivatives:
Foreign exchange contracts	65	—	65	—
  ______________________________________________
(1) Includes $1,647 million of money market funds and $2 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 "Investments" for additional information regarding the Company's investments.

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

There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2014 and 2013, respectively. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2014, related to assets and liabilities measured at fair value using unobservable inputs. There were $6 million of realized gains and no unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2013, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,840	$5,190	$3,686	$3,894

16.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements. Included in the matters described below are matters in which (1) loss is probable (2) loss is reasonably possible but not probable or (3) there exists the reasonable possibility of loss greater than the accrued amount. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.7 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate will change, and the estimates themselves will change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate.

Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.

A predecessor of a retail insurance brokerage subsidiary of Aon provided insurance brokerage services to Northrop Grumman Corporation ("Northrop"). This subsidiary placed Northrop's property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop's shipbuilding facilities in the Gulf States. Northrop's excess insurance carrier, Factory Mutual Insurance Company ("Factory Mutual"), denied coverage for storm surge damage pursuant to a flood exclusion in the excess policy. Northrop sued Factory Mutual in the United States District Court for the Central District of California. The district court granted summary judgment in Northrop's favor in August 2007. In August 2008, the United State Court of Appeals for the Ninth Circuit reversed the district court's ruling and held that the flood exclusion applied to storm surge damage. Northrop thereafter sought to join Aon's subsidiary as a defendant in the action against Factory Mutual, asserting that if Northrop's policy with Factory Mutual does not cover the Northrop storm surge losses, then the Aon subsidiary will be responsible for Northrop's losses. In August 2010, the court granted in large part Factory Mutual's motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop's motion to add the Aon subsidiary as a defendant in the federal lawsuit. On January 27, 2011, Northrop filed suit against the Aon subsidiary in the Superior Court of the State of California, County of Los Angeles, asserting claims for negligence, breach of contract and negligent misrepresentation. Northrop later settled its claims with Factory Mutual. In January 2014, Northrop filed an amended complaint, adding additional claims against the Aon subsidiary for intentional misrepresentation and concealment. Northrop seeks compensatory damages of approximately $340 million, which includes prejudgment interest and attorneys' fees, and punitive damages that are a multiple of the compensatory damages sought. Aon asserts several defenses, including, but not limited to, that it committed no error or omission in placing the Factory Mutual excess policy for Northrop and that Northrop did not suffer any damages as a result of Aon's conduct.

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

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($307 million at September 30, 2014 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On December 21, 2012, Mazeikiu Nafta ("MN"), which operates an oil refinery in Lithuania, sued an insurance brokerage subsidiary of Aon in the High Court of Justice in England & Wales, Queen's Bench Division, Commercial Court. Aon placed property damage and business interruption coverage for MN. There was a fire at the refinery in 2006. MN settled with insurers in November 2011. The claim was for $125 million, which was the shortfall alleged by MN to have been caused by Aon's failure to obtain appropriate business interruption coverage. On October 27, 2014, following 11 days of trial, the case was settled for $5 million with no admission of liability on the part of Aon.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a predecessor of Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU seeks damages of approximately CHF 46 million ($48 million at September 30, 2014 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

On December 27, 2012, AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings in Hamburg, Germany against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Predecessors of AXA granted predecessors of the Aon subsidiary a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  AXA seeks damages of approximately €183 million ($232 million at September 30, 2014 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($73 million at September 30, 2014 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

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

The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Company's Condensed Consolidated Financial Statements, and are recorded at fair value.

The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding for approximately $97 million at September 30, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements, and are recorded at fair value.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $16 million at September 30, 2014 compared to $34 million at December 31, 2013. During the three and nine months ended September 30, 2014, the Company funded $4 million and $18 million of these commitments, respectively.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2014 compared to $98 million at December 31, 2013.

17. Segment Information

The Company has two reportable segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, equal the amounts in the Condensed Consolidated Financial Statements.

Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon's chief operating decision-maker ("CODM") uses financial information for the purposes of allocating resources and evaluating performance.  The CODM assesses performance based on operating income and generally accounts for inter-segment revenue as if the revenue were from third parties and at what management believes are current market prices.  The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

Aon's total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk Solutions	$1,836	$1,821	$5,778	$5,736
HR Solutions	1,057	981	3,004	2,891
Intersegment eliminations	(13)	(8)	(36)	(21)
Total revenue	$2,880	$2,794	$8,746	$8,606

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Retail brokerage	$1,458	$1,424	$4,619	$4,548
Reinsurance brokerage	371	389	1,140	1,167
Total Risk Solutions Segment	1,829	1,813	5,759	5,715
Consulting services	466	406	1,245	1,176
Outsourcing	604	587	1,788	1,746
Intrasegment	(13)	(12)	(29)	(31)
Total HR Solutions Segment	1,057	981	3,004	2,891
Intersegment	(13)	(8)	(36)	(21)
Total commissions, fees and other revenue	$2,873	$2,786	$8,727	$8,585

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk Solutions	$7	$8	$19	$21
HR Solutions	—	—	—	—
Total fiduciary investment income	$7	$8	$19	$21

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Risk Solutions	$343	$333	$1,205	$1,127
HR Solutions	113	75	249	162
Segment income before income taxes	456	408	1,454	1,289
Unallocated expenses	(39)	(44)	(123)	(133)
Interest income	3	3	7	6
Interest expense	(65)	(53)	(188)	(153)
Other income	35	39	34	54
Income before income taxes	$390	$353	$1,184	$1,063

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

18.  Guarantee of Registered Securities

As described in Note 16, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% directly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 3.50% Notes due September 2015, the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt.

Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January 2027. Those Notes are subject to Rule 3-10 of Regulation S-X. Aon Corporation also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, and the 4.60% Notes due June 2044. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes due 2042, the 4.45% Notes due 2043, the 4.00% Notes due 2023, the 2.875% Notes due 2026, the 3.50% Notes due 2024 or the 4.60% Notes due 2044.

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, condensed consolidating statements of financial position as of September 30, 2014 and December 31, 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,873	$—	$2,873
Fiduciary investment income	—	—	7	—	7
Total revenue	—	—	2,880	—	2,880
Expenses
Compensation and benefits	4	5	1,698	—	1,707
Other general expenses	6	14	736	—	756
Total operating expenses	10	19	2,434	—	2,463
Operating (loss) income	(10)	(19)	446	—	417
Interest income	(2)	1	4	—	3
Interest expense	(25)	(42)	2	—	(65)
Intercompany interest income (expense)	113	(73)	(40)	—	—
Other income	2	2	31	—	35
Income (loss) before taxes	78	(131)	443	—	390
Income tax expense (benefit)	16	(52)	111	—	75
Income (loss) before equity in earnings of subsidiaries	62	(79)	332	—	315
Equity in earnings of subsidiaries, net of tax	247	202	—	(449)	—
Net income	309	123	332	(449)	315
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$309	$123	$326	$(449)	$309

Condensed Consolidating Statement of Income

	Three months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,785	$—	$2,786
Fiduciary investment income	—	—	8	—	8
Total revenue	1	—	2,793	—	2,794
Expenses
Compensation and benefits	11	14	1,641	—	1,666
Other general expenses	—	5	759	—	764
Total operating expenses	11	19	2,400	—	2,430
Operating (loss) income	(10)	(19)	393	—	364
Interest income	—	1	2	—	3
Interest expense	(6)	(39)	(8)	—	(53)
Intercompany interest income (expense)	25	11	(36)	—	—
Other income	—	13	26	—	39
Income (loss) before taxes	9	(33)	377	—	353
Income tax (benefit) expense	(2)	(14)	105	—	89
Income (loss) before equity in earnings of subsidiaries	11	(19)	272	—	264
Equity in earnings of subsidiaries, net of tax	245	127	—	(372)	—
Net income	256	108	272	(372)	264
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$256	$108	$264	$(372)	$256

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,727	$—	$8,727
Fiduciary investment income	—	—	19	—	19
Total revenue	—	—	8,746	—	8,746
Expenses
Compensation and benefits	29	19	5,118	—	5,166
Other general expenses	18	37	2,194	—	2,249
Total operating expenses	47	56	7,312	—	7,415
Operating (loss) income	(47)	(56)	1,434	—	1,331
Interest income	(6)	1	12	—	7
Interest expense	(49)	(105)	(34)	—	(188)
Intercompany interest income (expense)	335	(220)	(115)	—	—
Other income	1	10	23	—	34
Income (loss) before taxes	234	(370)	1,320	—	1,184
Income tax expense (benefit)	49	(144)	315	—	220
Income (loss) before equity in earnings of subsidiaries	185	(226)	1,005	—	964
Equity in earnings of subsidiaries, net of tax	753	734	—	(1,487)	—
Net income	938	508	1,005	(1,487)	964
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$938	$508	$979	$(1,487)	$938

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$2	$—	$8,583	$—	$8,585
Fiduciary investment income	—	—	21	—	21
Total revenue	2	—	8,604	—	8,606
Expenses
Compensation and benefits	27	34	5,042	—	5,103
Other general expenses	14	29	2,304	—	2,347
Total operating expenses	41	63	7,346	—	7,450
Operating (loss) income	(39)	(63)	1,258	—	1,156
Interest income	1	2	3	—	6
Interest expense	(12)	(106)	(35)	—	(153)
Intercompany interest (expense) income	11	96	(107)	—	—
Other income	—	10	44	—	54
(Loss) income before taxes	(39)	(61)	1,163	—	1,063
Income tax (benefit) expense	(11)	(24)	310	—	275
(Loss) income before equity in earnings of subsidiaries	(28)	(37)	853	—	788
Equity in earnings of subsidiaries, net of tax	786	617	—	(1,403)	—
Net income	758	580	853	(1,403)	788
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income attributable to Aon shareholders	$758	$580	$823	$(1,403)	$758

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$309	$123	$332	$(449)	$315
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$309	$123	$326	$(449)	$309
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	—	—	—
Change in fair value of derivatives	—	(1)	(7)	—	(8)
Foreign currency translation adjustments	—	(17)	(301)	—	(318)
Post-retirement benefit obligation	—	6	20	—	26
Total other comprehensive income	—	(12)	(288)	—	(300)
Equity in other comprehensive loss of subsidiaries, net of tax	(300)	(285)	—	585	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	(300)	(297)	(288)	585	(300)
Comprehensive income attributable to Aon shareholders	$9	$(174)	$38	$136	$9

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$256	$108	$272	$(372)	$264
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$256	$108	$264	$(372)	$256
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	(4)	(10)	—	(14)
Change in fair value of derivatives	—	2	7	—	9
Foreign currency translation adjustments	—	6	149	—	155
Post-retirement benefit obligation	—	7	17	—	24
Total other comprehensive income	—	11	163	—	174
Equity in other comprehensive income of subsidiaries, net of tax	170	157	—	(327)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income attributable to Aon shareholders	170	168	160	(327)	171
Comprehensive income attributable to Aon Shareholders	$426	$276	$424	$(699)	$427

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$938	$508	$1,005	$(1,487)	$964
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$938	$508	$979	$(1,487)	$938
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	(1)	14	—	13
Foreign currency translation adjustments	—	(19)	(209)	—	(228)
Post-retirement benefit obligation	—	17	53	—	70
Total other comprehensive income	—	(3)	(143)	—	(146)
Equity in other comprehensive loss of subsidiaries, net of tax	(144)	(142)	—	286	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	(144)	(145)	(141)	286	(144)
Comprehensive income attributable to Aon shareholders	$794	$363	$838	$(1,201)	$794

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$758	$580	$853	$(1,403)	$788
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income attributable to Aon shareholders	$758	$580	$823	$(1,403)	$758
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	5	(17)	—	(12)
Foreign currency translation adjustments	—	(14)	(63)	—	(77)
Post-retirement benefit obligation	—	22	43	—	65
Total other comprehensive income	—	13	(38)	—	(25)
Equity in other comprehensive income of subsidiaries, net of tax	(27)	(38)	—	65	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive income attributable to Aon shareholders	(27)	(25)	(39)	65	(26)
Comprehensive income attributable to Aon Shareholders	$731	$555	$784	$(1,338)	$732

Condensed Consolidating Statement of Financial Position

	As of September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$568	$1,444	$(1,630)	$382
Short-term investments	—	59	158	—	217
Receivables, net	—	—	2,633	(3)	2,630
Fiduciary assets	—	—	10,815	—	10,815
Intercompany receivables	321	2,696	9,419	(12,436)	—
Other current assets	1	205	669	(164)	711
Total Current Assets	322	3,528	25,138	(14,233)	14,755
Goodwill	—	—	9,026	—	9,026
Intangible assets, net	—	—	2,612	—	2,612
Fixed assets, net	—	—	760	—	760
Investments	—	79	64	—	143
Intercompany receivables	7,408	2,162	2,211	(11,781)	—
Other non-current assets	169	498	1,550	(686)	1,531
Investment in subsidiary	5,752	16,469	—	(22,221)	—
TOTAL ASSETS	$13,651	$22,736	$41,361	$(48,921)	$28,827

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$10,815	$—	$10,815
Short-term debt and current portion of long-term debt	—	649	11	—	660
Accounts payable and accrued liabilities	1,683	34	1,444	(1,633)	1,528
Intercompany payables	8	9,258	3,170	(12,436)	—
Other current liabilities	72	47	898	(164)	853
Total Current Liabilities	1,763	9,988	16,338	(14,233)	13,856
Long-term debt	2,568	1,917	355	—	4,840
Pension, other post-retirement and other post-employment liabilities	—	854	583	—	1,437
Intercompany payables	2,100	7,277	2,404	(11,781)	—
Other non-current liabilities	5	108	1,995	(686)	1,422
TOTAL LIABILITIES	6,436	20,144	21,675	(26,700)	21,555

TOTAL AON SHAREHOLDERS' EQUITY	7,215	2,592	19,629	(22,221)	7,215
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	7,215	2,592	19,686	(22,221)	7,272

TOTAL LIABILITIES AND EQUITY	$13,651	$22,736	$41,361	$(48,921)	$28,827

Condensed Consolidating Statement of Financial Position

	As of December 31, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$247	$1,246	$(1,016)	$477
Short-term investments	—	163	360	—	523
Receivables, net	—	4	2,892	—	2,896
Fiduciary assets	—	—	11,871	—	11,871
Intercompany receivables	186	3,503	5,452	(9,141)	—
Other current assets	—	69	513	(19)	563
Total Current Assets	186	3,986	22,334	(10,176)	16,330
Goodwill	—	—	8,997	—	8,997
Intangible assets, net	—	—	2,578	—	2,578
Fixed assets, net	—	—	791	—	791
Investments	—	57	75	—	132
Intercompany receivables	7,166	2,178	2,201	(11,545)	—
Other non-current assets	146	560	1,421	(704)	1,423
Investment in subsidiary	4,607	11,694	—	(16,301)	—
TOTAL ASSETS	$12,105	$18,475	$38,397	$(38,726)	$30,251

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,871	$—	$11,871
Short-term debt and current portion of long-term debt	—	—	707	(4)	703
Accounts payable and accrued liabilities	1,036	62	1,849	(1,016)	1,931
Intercompany payables	15	5,449	3,677	(9,141)	—
Other current liabilities	12	47	866	(19)	906
Total Current Liabilities	1,063	5,558	18,970	(10,180)	15,411
Long-term debt	792	2,512	378	4	3,686
Pension, other post-retirement and other post-employment liabilities	—	925	682	—	1,607
Intercompany payables	2,100	7,267	2,178	(11,545)	—
Other non-current liabilities	5	159	1,892	(704)	1,352
TOTAL LIABILITIES	3,960	16,421	24,100	(22,425)	22,056

TOTAL AON SHAREHOLDERS' EQUITY	8,145	2,054	14,247	(16,301)	8,145
Noncontrolling interests	—	—	50	—	50
TOTAL EQUITY	8,145	2,054	14,297	(16,301)	8,195

TOTAL LIABILITIES AND EQUITY	$12,105	$18,475	$38,397	$(38,726)	$30,251

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$309	$(348)	$922	$—	$883

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	39	12	—	51
Purchase of long-term investments	—	(19)	—	—	(19)
Net sales of short-term investments - non-fiduciary	—	103	198	—	301
Acquisition of businesses, net of cash acquired	—	—	(464)	—	(464)
Proceeds from sale of businesses	—	—	48	—	48
Capital expenditures	—	—	(179)	—	(179)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	123	(385)	—	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,750)	—	—	—	(1,750)
Advances (to) from affiliates	(253)	496	371	(614)	—
Issuance of shares for employee benefit plans	58	—	—	—	58
Issuance of debt	2,714	1,541	—	—	4,255
Repayment of debt	(877)	(1,491)	(705)	—	(3,073)
Cash dividends to shareholders	(201)	—	—	—	(201)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(18)	—	(18)
Proceeds from sale-leaseback	—	—	25	—	25
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(309)	546	(326)	(614)	(703)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(13)	—	(13)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	321	198	(614)	(95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$568	$1,444	$(1,630)	$382

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2013
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(14)	$(195)	$1,193	$—	$984

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	8	73	—	81
Purchase of long-term investments	—	(13)	—	—	(13)
Net sales of short-term investments - non-fiduciary	—	(35)	22	—	(13)
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Proceeds from sale of businesses	—	—	6	—	6
Capital expenditures	—	—	(174)	—	(174)
CASH USED FOR INVESTING ACTIVITIES	—	(40)	(99)	—	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,025)	—	—	—	(1,025)
Advances from (to) affiliates	405	610	(1,014)	(1)	—
Issuance of shares for employee benefit plans	84	—	—	—	84
Issuance of debt	1,145	2,894	231	—	4,270
Repayment of debt	(449)	(3,177)	(244)	—	(3,870)
Cash dividends to shareholders	(159)	—	—	—	(159)
Purchase of shares from noncontrolling interests	—	—	(6)	—	(6)
Dividends paid to noncontrolling interests	—	—	(13)	—	(13)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1	327	(1,046)	(1)	(719)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(48)	—	(48)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13)	92	—	(1)	78
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118	$291	$—	$(40)	$369

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2014 FINANCIAL RESULTS

During the third quarter and first nine months of 2014, we continued to face certain headwinds that have adversely impacted our business. In our Risk Solutions segment, these headwinds included an unfavorable impact from foreign currency exchange rates, economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.

The following is a summary of our third quarter and first nine months of 2014 financial results:

•
For the third quarter of 2014, revenue increased $86 million, or 3%, to $2.9 billion compared to the prior year third quarter due primarily to organic revenue growth of 3%. In Risk Solutions, revenue was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance revenue. The HR Solutions segment had strong growth across consulting and solid growth in benefits administration. During the first nine months of 2014, revenue increased $140 million, or 2%, to $8.7 billion due primarily to 2% organic revenue growth. Organic revenue growth was 1% in the Risk Solutions segment and 7% in the HR Solutions segment for the third quarter of 2014. Organic revenue growth was 2% in the Risk Solutions segment and 4% in the HR Solutions segment during the first nine months of 2014.

•
Operating expenses for the third quarter of 2014 were $2.5 billion, an increase of $33 million, or 1%, compared to the prior year third quarter. Operating expenses for the first nine months of 2014 were flat at $7.4 billion. The increase in the third quarter was primarily due to an increase in expense associated with 3% organic revenue growth, an increase in expense to support future growth in our health care exchange business and a $16 million unfavorable impact from foreign currency exchange rates, partially offset by a $30 million decrease in formal restructuring costs, savings related to the Aon Hewitt Plan, and an $8 million decrease in intangible asset amortization. Operating expenses for the first nine months of 2014 remained flat primarily due to an increase in expense associated with 2% organic revenue growth, an increase in expense to support future growth in our health care exchange business, and a $14 million unfavorable impact from foreign currency exchange rates, partially offset by a $109 million decrease in formal restructuring costs, savings related to the Aon Hewitt Plan, and an $33 million decrease in intangible asset amortization.

•
Operating margin increased to 14.5% in the third quarter 2014 from 13.0% in the third quarter 2013. Operating margin for the first nine months of 2014 was 15.2% as compared to 13.4% for the 2013 period. The increase in operating margin from the prior year quarter is primarily related to organic revenue growth of 3%, decreased intangible asset amortization costs, savings related to the restructuring programs, and expense discipline. Operating margin for Risk Solutions increased 40 basis points from 18.3% in the third quarter 2013 to 18.7% in the third quarter 2014, due primarily to return on investments in the business, expense discipline, and savings related to the restructuring programs, partially offset by a $7 million unfavorable impact from foreign currency exchange rates. Operating margin for HR Solutions increased 310 basis points from 7.6% in the third quarter 2013 to 10.7% in the third quarter 2014, due primarily to strong organic revenue growth, a reduction in intangible asset amortization, and savings from the restructuring program, partially offset by an increase in expense to support future growth in our healthcare exchange business.

•
Net income attributable to Aon shareholders increased $53 million, or 21%, to $309 million for the third quarter 2014 compared to the third quarter 2013. During the first nine months of 2014, Net income attributable to Aon shareholders increased $180 million, or 24%, to $938 million compared to the first nine months of 2013.

•
Cash flow provided by operating activities was $883 million for the first nine months of 2014, a decrease of $101 million, or 10%, from cash flow provided by operating activities of $984 million in the first nine months of 2013, driven by organic growth and significant receivable collections in the prior year period, partially offset by a decrease in pension contributions.

We focus on four key non-GAAP metrics that we communicate to shareholders: grow organically, expand adjusted margins, increase adjusted diluted earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the third quarter and first nine months of 2014:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% and 2% in the third quarter and first nine months of 2014, respectively, compared to organic revenue growth of 3% in both the prior year third quarter and first nine months. In Risk Solutions, revenue growth was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance revenue. The HR Solutions segment had strong growth across consulting and solid growth in benefits administration.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," for the third quarter 2014 was 17.6% for Aon overall, 20.3% for the Risk Solutions segment, and 16.5% for the HR Solutions segment.  Adjusted operating margin was 17.6% for Aon overall, 21.1% for the Risk Solutions segment, and 15.4% for the HR Solutions segment for the third quarter 2013. For the first nine months of 2014, adjusted operating margin was 18.2% for Aon overall, 22.2% for the Risk Solutions segment, and 14.4% for the HR solutions segment. For the first nine months of 2013, adjusted operating margin was 18.2% for Aon overall, 22.1% for the Risk Solutions segment, and 14.8% for the HR Solutions segment. The year-to-date increase in adjusted operating margin for the Risk Solutions segment primarily reflects organic revenue growth and expense discipline, partially offset by an unfavorable impact from the timing of certain revenue, an unfavorable impact from foreign currency exchange rates, and $4 million of one-time transaction costs. The year-to-date decrease in adjusted operating margin for the HR Solutions segment primarily reflects an increase in expense to support future growth in our health care exchange business, partially offset by organic revenue growth and savings related to the Aon Hewitt Plan.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.29 per share in the third quarter of 2014 and $3.82 per share for the first nine months of 2014, compared to $1.13 and $3.35 per share in the third quarter and first nine months of 2013, respectively.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," decreased $106 million, or 13%, from the prior year period to $704 million for the nine months ended September 30, 2014 driven by a decrease in cash flow from operations and an increase of $5 million in capital expenditures from the prior year period.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended September 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,880	$1,836	$1,057
Operating income — U.S. GAAP	$417	$343	$113
Intangible asset amortization	90	29	61
Operating income — as adjusted	$507	$372	$174
Operating margins — U.S. GAAP	14.5%	18.7%	10.7%
Operating margins — as adjusted	17.6%	20.3%	16.5%

	Nine months ended September 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,746	$5,778	$3,004
Operating income — U.S. GAAP	$1,331	$1,205	$249
Intangible asset amortization	263	80	183
Operating income — as adjusted	$1,594	$1,285	$432
Operating margins — U.S. GAAP	15.2%	20.9%	8.3%
Operating margins — as adjusted	18.2%	22.2%	14.4%

	Three months ended September 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,794	$1,821	$981
Operating income — U.S. GAAP	$364	$333	$75
Restructuring Charges	30	24	6
Intangible asset amortization	98	28	70
Headquarters relocation costs	1	—	—
Operating income — as adjusted	$493	$385	$151
Operating margins — U.S. GAAP	13.0%	18.3%	7.6%
Operating margins — as adjusted	17.6%	21.1%	15.4%

	Nine months ended September 30, 2013
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,606	$5,736	$2,891
Operating income — U.S. GAAP	$1,156	$1,127	$162
Restructuring Charges	109	52	57
Intangible asset amortization	296	86	210
Headquarters relocation costs	5	—	—
Operating income — as adjusted	$1,566	$1,265	$429
Operating margins — U.S. GAAP	13.4%	19.6%	5.6%
Operating margins — as adjusted	18.2%	22.1%	14.8%
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

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended September 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$417	$90	$507
Interest income	3	—	3
Interest expense	(65)	—	(65)
Other income	35	—	35
Income before income taxes	390	90	480
Income taxes	75	16	91
Net income	315	74	389
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$309	$74	$383
Diluted earnings per share	$1.04	$0.25	$1.29
Weighted average ordinary shares outstanding — diluted	296.1	296.1	296.1

	Nine months ended September 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,331	$263	$1,594
Interest income	7	—	7
Interest expense	(188)	—	(188)
Other income	34	—	34
Income before income taxes	1,184	263	1,447
Income taxes	220	48	268
Net income	964	215	1,179
Less: Net income attributable to noncontrolling interests	26	—	26
Net income attributable to Aon shareholders	$938	$215	$1,153
Diluted earnings per share	$3.11	$0.71	$3.82
Weighted average ordinary shares outstanding — diluted	301.6	301.6	301.6

	Three months ended September 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$364	$129	$493
Interest income	3	—	3
Interest expense	(53)	—	(53)
Other income	39	—	39
Income before income taxes	353	129	482
Income taxes	89	33	122
Net income	264	96	360
Less: Net income attributable to noncontrolling interests	8	—	8
Net income attributable to Aon shareholders	$256	$96	$352
Diluted earnings per share	$0.82	$0.31	$1.13
Weighted average ordinary shares outstanding — diluted	312.9	312.9	312.9

	Nine months ended September 30, 2013
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,156	$410	$1,566
Interest income	6	—	6
Interest expense	(153)	—	(153)
Other income	54	—	54
Income before income taxes	1,063	410	1,473
Income taxes	275	107	382
Net income	788	303	1,091
Less: Net income attributable to noncontrolling interests	30	—	30
Net income attributable to Aon shareholders	$758	$303	$1,061
Diluted earnings per share	$2.39	$0.96	$3.35
Weighted average ordinary shares outstanding — diluted	316.7	316.7	316.7

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Nine months ended September 30,
	2014	2013
Cash flow provided by operations - U.S. GAAP	$883	$984
Less: Capital expenditures	(179)	(174)
Free cash flow	$704	$810

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income, using current year's foreign exchange rates.  Using this illustrative methodology, currency fluctuations had an unfavorable impact of $0.01 and $0.05 during the three and nine months ended September 30, 2014, respectively, and an unfavorable impact of $0.02 and $0.01 during the three and nine months ended September 30, 2013, respectively, on adjusted net income per diluted share, when we translate prior year quarter results at current quarter foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Commissions, fees and other	$2,873	$2,786	$8,727	$8,585
Fiduciary investment income	7	8	19	21
Total revenue	2,880	2,794	8,746	8,606
Expenses:
Compensation and benefits	1,707	1,666	5,166	5,103
Other general expenses	756	764	2,249	2,347
Total operating expenses	2,463	2,430	7,415	7,450
Operating income	417	364	1,331	1,156
Interest income	3	3	7	6
Interest expense	(65)	(53)	(188)	(153)
Other income	35	39	34	54
Income before income taxes	390	353	1,184	1,063
Income taxes	75	89	220	275
Net income	315	264	964	788
Less: Net income attributable to noncontrolling interests	6	8	26	30
Net income attributable to Aon shareholders	$309	$256	$938	$758

Revenue

Revenue increased by $86 million, or 3%, in the third quarter 2014 compared to the third quarter 2013, and increased $140 million, or 2%, on a year-to-date basis.  The third quarter increase consists of a $15 million, or 1%, increase in the Risk Solutions segment and a $76 million, or 8%, increase in the HR Solutions segment. The results of the Risk Solutions segment reflect 1% organic revenue growth, primarily driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance revenue. Organic revenue growth in the HR Solutions segment for the quarter was 7%, primarily driven by strong growth across consulting and solid growth in benefits administration.

Revenue for the nine months ended September 30, 2014 increased $140 million, or 2%, from the comparable period due to a $113 million, or 4%, increase in HR Solutions and a $42 million, or 1%, increase in Risk Solutions partially offset by a $2 million decrease in Fiduciary investment income. Organic revenue growth in HR Solutions was 4% compared to the first nine months of 2013. The 1% increase in the Risk Solutions segment reflects 2% organic revenue growth, partially offset by a 1% decrease related to acquisitions, net of divestitures.

Compensation and Benefits

Compensation and benefits increased $41 million, or 2%, compared to the third quarter 2013. For the first nine months of 2014, Compensation and benefits increased $63 million, or 1%, from the comparable prior year period. For the quarter ended September 30, 2014, Compensation and benefits was primarily driven by an increase in expense to support future growth in our health care exchange business, an increase in expense associated with 3% organic revenue growth and a $10 million unfavorable impact from foreign currency exchange rates, partially offset by a $12 million decrease in formal restructuring costs and restructuring savings. For the nine months ended September 30, 2014, the increase in Compensation and benefits was primarily driven by an increase in expense to support future growth in our health care exchange business, an increase in expenses associated with 2% organic revenue growth and a $9 million unfavorable impact from foreign currency exchange rates, partially offset by a $50 million decrease in formal restructuring costs and a $20 million decrease in costs related to acquisitions, net of divestitures.

Other General Expenses

Other general expenses for the three and nine month periods ended September 30, 2014 decreased $8 million, or 1%, and decreased $98 million, or 4%, respectively, compared to the prior year. The decrease for the three month period ended September 30, 2014 was due to a $19 million decrease in formal restructuring costs, intangible amortization expense decrease of $8 million, and expense discipline, partially offset by a $6 million unfavorable impact from foreign currency exchange rates. The decrease for the nine months ended September 30, 2014 also included a $62 million decrease in formal restructuring costs, a decrease of $33 million in intangible amortization expense, an $11 million decrease in expenses related to acquisitions, net of divestitures, and expense discipline.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2014, Interest income remained flat at $3 million compared to the third quarter 2013. During the first nine months of 2014, Interest income increased $1 million to $7 million from the comparable period in 2013.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $12 million and $35 million compared to the third quarter and first nine months of 2013, respectively. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other Income

Other income was $35 million and $34 million for the third quarter and first nine months of 2014, respectively, compared to $39 million and $54 million for the third quarter and first nine months of 2013, respectively.  The third quarter 2014 includes a $25 million gain on disposal of business, a $7 million gain on foreign currency remeasurement, a $4 million gain on investments and equity earnings of $4 million, partially offset by a $6 million loss from derivatives. The first nine months of 2014 include a $25 million gain on disposal of business, an $11 million gain on foreign currency remeasurement and equity earnings of $10 million, partially offset by a $19 million loss from derivatives. The third quarter 2013 includes a $37 million gain on investments and equity earnings of $6 million, partially offset by a $4 million loss on foreign currency remeasurement. The first nine months of 2013 include a $36 million gain on investments, a $15 million gain on foreign currency remeasurement and equity earnings of $12 million, partially offset by an $8 million loss from derivatives.

Income before Income Taxes

Income before income taxes for the third quarter was $390 million, a 10% increase from $353 million in 2013.  For the first nine months of 2014, Income before income taxes was $1.2 billion, an 11% increase from $1.1 billion in 2013. For both periods, the increase in income was driven by the 3% and 2% increases in organic growth for the three and nine months ended September 30, 2014, respectively, return on investments, expense discipline, and benefits from restructuring initiatives.

Income Taxes

The effective tax rate on net income was 19.1% and 25.1% for the quarters ended September 30, 2014 and 2013, respectively and 18.5% and 25.9% for the nine months ended September 30, 2014 and 2013, respectively. The effective tax rates in the third quarter and first nine months of 2014 were favorably impacted by changes in the geographic distribution of income, partially offset by the impact of certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the third quarter increased to $309 million, or $1.04 diluted net income per share, from $256 million, or $0.82 diluted net income per share, in 2013. During the first nine months of 2014, Net income attributable to Aon shareholders increased to $938 million, or $3.11 diluted net income per share, from $758 million, or $2.39 diluted net income per share, in 2013.

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

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $883 million compared to net cash provided by operating activities during the nine months ended September 30, 2013 of $984 million, a decrease of $101 million. The decrease from the prior year period was primarily driven by organic growth and significant receivable collections in the prior year period, a larger decrease in accounts payable and accrued liabilities of $78 million due primarily to the timing of certain incentive payments, and a $68 million increase in payments for restructuring reserves, partially offset by higher net income, adjusted for non-cash items, of $153 million and a reduction in pension contributions of $102 million from the prior year period.

The primary uses of cash from operating activities during the nine months ended September 30, 2014 were a decrease in accounts payable and accrued liabilities of $408 million, pension contributions of $299 million and a decrease in restructuring reserves of $75 million, partially offset by net income, adjusted for non-cash items, of $1.7 billion and a decrease in accounts receivable of $220 million. Pension contributions were $299 million and $401 million for the nine months ended September 30, 2014 and 2013, respectively. For the remainder of 2014, we expect to contribute approximately $105 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2014 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, of which all was available at September 30, 2014, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $262 million during the nine months ended September 30, 2014. The primary drivers of the cash flow used for investing activities were $464 million for acquisitions of businesses, net of cash acquired and $179 million for capital expenditures, partially offset by net sales of short-term investments of $301 million, sale of businesses of $48 million, and $32 million for net sales of long-term investments. The cash flows provided by the net sales of long-term investments represent the cash proceeds generated from net sales of long-term investments where the corresponding gains and losses are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $139 million during the nine months ended September 30, 2013. The primary drivers of the cash flow used for investing activities were $174 million for capital expenditures, partially offset by $68 million for net sales of long-term investments.

Financing Activities

Cash flow used for financing activities during the nine months ended September 30, 2014 was $703 million. The primary drivers of the cash flow used for financing activities were share repurchases of $1.8 billion and dividends paid to shareholders of $201 million, partially offset by issuances of debt, net of repayments, of $1.2 billion and proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan of $58 million.

Cash flow used for financing activities during the nine months ended September 30, 2013 was $719 million. The primary drivers of cash flow used for financing activities were share repurchases of $1.0 billion and dividends paid to shareholders of $159 million, partially offset by issuances of debt, net of repayments, of $400 million and proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan of $84 million.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2014 and 2013, we had distributable reserves in excess of $4.0 billion and $5.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At September 30, 2014, our cash and cash equivalents and short-term investments were $599 million, a decrease of $401 million from December 31, 2013, primarily related to share repurchases of $1.8 billion and dividends of $201 million, partially offset by the net issuances of debt of $1.2 billion.  Of the total balance as of September 30, 2014, $144 million was restricted as to its use, which was comprised of $66 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $78 million held as collateral for various business purposes.  At September 30, 2014, $1.4 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $757 million were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At September 30, 2014, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance of cash and cash equivalents and short-term investments as of December 31, 2013, $214 million was restricted as to its use, which was comprised of $126 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $88 million held as collateral for various business purposes. At December 31, 2013, $516 million of cash and cash equivalents and short-term investments were held in the U.S. and $484 million was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $3.9 billion and $3.8 billion and fiduciary receivables of $6.9 billion and $8.1 billion at September 30, 2014 and December 31, 2013, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

At September 30, 2014, our investments in money market funds and highly liquid debt instruments had a fair value of $1.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments at September 30, 2014 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$382	$—	$2,445	$2,827
Money market funds	—	217	1,430	1,647
Highly liquid debt instruments	—	—	2	2
Other investments due within one year	—	—	—	—
Cash and investments	382	217	3,877	4,476
Fiduciary receivables	—	—	6,938	6,938
Total	$382	$217	$10,815	$11,414

Share Repurchase Program

In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the third quarter of 2014, we repurchased 5.8 million shares at an average price per share of $86.07 for a total cost of $500 million. During the nine months ended September 30, 2014, we repurchased 20.4 million shares at an average price per share of $85.73 for a total cost of $1.8 billion. In the third quarter of 2013, we repurchased 7.3 million shares at an average price per share of $68.33 for a total cost of $500 million. During the nine months ended September 30, 2013, we repurchased 15.8 million shares at an average price per share of $64.79 for a total cost of $1.0 billion. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 56.7 million shares for an aggregate cost of $3.9 billion. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is approximately $1.1 billion.

For information regarding share repurchases made during the third quarter of 2014, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at September 30, 2014 was $5.5 billion, which represents an increase of $1.1 billion compared to December 31, 2013. This increase is primarily due to debt issuances, net of repayments, of $1.2 billion, including an increase in commercial paper outstanding of $50 million compared to December 31, 2013. Commercial paper activity during the three and nine months ended September 30, 2014 included total issuances of $581 million and $2.4 billion, respectively, compared to $1.3 billion and $3.7 billion for the three and nine months ended September 30, 2013, respectively. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

During the quarter ended September 30, 2014, the $600 million of 3.50% Notes due September 2015 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is less than one year.

On August 12, 2014, we issued $350 million of 3.50% Notes due June 2024. The 3.50% Notes due June 2024 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $250 million of 3.50% Notes due June 2024 issued by Aon plc on May 20, 2014 (collectively, the "Original Notes"). The Original Notes were unconditionally guaranteed as to the payment of principal and interest by Aon Corporation.

On June 30, 2014, we transferred €531 million to a trustee pursuant to an agreement related to the repayment of the €500 million of 6.25% Notes due July 2014 and accrued interest. The trustee subsequently disbursed €531 million to the noteholders on July 1, 2014 in payment of principal and accrued interest. Aon remained the primary obligor of the 6.25% Notes due July 2014 until the funds were disbursed from the trustee to the bondholders on July 1, 2014. Therefore, the Company extinguished the liability related to this obligation as of July 1, 2014.

On May 20, 2014, we issued $250 million of 3.50% Notes due June 2024 and $550 million of 4.60% Notes due June 2044. The 3.50% Notes due June 2024 and 4.60% Notes due June 2044 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance to repay commercial paper borrowings and for general corporate purposes.

On May 7, 2014, we issued €500 million ($634 million at September 30, 2014 exchange rates) of 2.875% Notes due May 2026. The 2.875% Notes due May 2026 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes, including the repayment at maturity of our outstanding 6.25% Notes due July 2014.

Our total debt as a percentage of total capital attributable to Aon shareholders was 43.3% and 35.0% at September 30, 2014 and December 31, 2013, respectively.

Credit Facilities

At September 30, 2014, we have a five-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility") that expires in 2017. The U.S. Facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($824 million at September 30, 2014 exchange rates) credit facility ("Euro Facility") available, which expires in October 2015.  At September 30, 2014, we had no borrowings under either of these credit facilities.

For both our U.S. Facility and Euro Facility, the two most significant covenants require us to maintain a certain ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility. We were in compliance with these and all other covenants during the three and nine months ended September 30, 2014.

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

The major rating agencies' ratings of our debt at October 31, 2014 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor's	A-	A-2	Stable
Moody's Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

In April 2014, Moody's Investor Services changed their outlook from positive to stable.

A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether, and/or impact future pension contribution requirements.

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding for approximately $97 million at September 30, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2014 compared to $98 million at December 31, 2013.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $16 million and $34 million at September 30, 2014 and December 31, 2013, respectively.  During the three and nine months ended September 30, 2014, we funded $4 million and $18 million of these commitments.

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

Financial Condition

At September 30, 2014, our net assets were $7.3 billion, representing total assets minus total liabilities, a decrease from $8.2 billion at December 31, 2013. The decrease was due primarily to share repurchases of $1.8 billion, dividends of $201 million, and an increase in Accumulated other comprehensive loss of $144 million related primarily to foreign currency translation adjustment and post-retirement benefit obligation, partially offset by Net income of $964 million for the nine months ended September 30, 2014.  Working capital decreased by $20 million to $899 million from December 31, 2013.

Equity

Equity at September 30, 2014 was $7.3 billion, a decrease of $923 million from December 31, 2013.  The decrease resulted primarily from share repurchases of $1.8 billion, $201 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $144 million, partially offset by Net income of $964 million.

The $144 million increase in Accumulated other comprehensive loss from December 31, 2013 primarily reflects the following:

•	negative net foreign currency translation adjustments of $226 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $70 million in net post-retirement benefit obligations,

•	net derivative gains of $13 million, and

•	net investment losses of $1 million.

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

Risk Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2014	2013	2014	2013
Revenue	$1,836	$1,821	$5,778	$5,736
Operating income	343	333	1,205	1,127
Operating margin	18.7%	18.3%	20.9%	19.6%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first nine months of 2014, pricing was flat on average globally, and we would still consider this to be a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the third quarter of 2014, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 64% and 66% of our consolidated total revenues in the third quarter and first nine months of 2014, respectively.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Retail brokerage:
Americas	$799	$774	$2,329	$2,286
International (1)	659	650	2,290	2,262
Total retail brokerage	1,458	1,424	4,619	4,548
Reinsurance brokerage	371	389	1,140	1,167
Total	$1,829	$1,813	$5,759	$5,715
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the third quarter 2014, commissions, fees and other revenue increased $16 million compared to the third quarter 2013, due to 1% organic revenue growth. During the first nine months of 2014, Commissions, fees and other revenue increased $44 million, or 1%, as compared to the first nine months of 2013 due to 2% organic revenue growth, partially offset by 1% decrease related to acquisitions, net of divestitures and a modest decline in investment income.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended September 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	3%	(1)%	2%	2%
International (1)	1	1	(2)	2
Total retail brokerage	2	—	—	2
Reinsurance brokerage	(5)	—	(1)	(4)
Total	1%	—%	—%	1%

Nine months ended September 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	2%	(2)%	2%	2%
International (1)	1	1	(3)	3
Total retail brokerage	2	—	(1)	3
Reinsurance brokerage	(2)	—	—	(2)
Total	1%	—%	(1)%	2%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 2% in the third quarter driven by 2% organic revenue growth in both the Americas and International operations. During the first nine months of 2014, revenue growth was 2%, driven by a 3% growth in organic revenue, partially offset by a modest decline in investment income, and a 1% decrease related to acquisitions, net of dispositions.

Americas Commissions, fees and other revenue increased 3% in the third quarter reflecting 2% growth in organic revenue and a 2% increase related to acquisitions, net of dispositions, partially offset by a 1% unfavorable impact from foreign exchange rates. Organic revenue growth was driven by strong growth in Latin America and US Affinity. During the first nine months of 2014, revenue increased 2% as a result of 2% growth in organic revenue and a 2% increase related to acquisitions, net of dispositions, partially offset by a 2% unfavorable impact from foreign exchange rates.

International Commissions, fees and other revenue increased 1% in the third quarter driven by a 2% increase in organic revenue growth and a 1% favorable impact from foreign exchange rates, partially offset by a 2% unfavorable impact from acquisitions, net of divestitures. Organic growth of 2% was driven by solid growth across Asia and New Zealand and strong management of the renewal book portfolio in continental Europe. During the first nine months of 2014, revenue increased 1% as a result of 3% growth in organic revenue and a 1% favorable impact from foreign exchange rates, partially offset by 3% decline related to acquisitions, net of divestitures.

Reinsurance brokerage Commissions, fees and other revenue decreased 5% compared to the prior year quarter due primarily to an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business, partially offset by growth in facultative placements and net new business growth in treaty placements globally. During the first nine months of 2014, revenue decreased 2% as compared to the first nine months of 2013, primarily due to an unfavorable market impact in treaty.

Operating Income

Operating income for the third quarter 2014 increased $10 million, or 3%, from 2013 to $343 million in 2014, and operating income margins increased to 18.7% from 18.3% in 2013.  For the first nine months of 2014, Operating income increased $78 million, or 7%, from 2013 to $1.2 billion in 2014, and operating income margins increased to 20.9% from 19.6% in 2013. Operating margin improvement was driven by return on investments, expense discipline and savings related to the restructuring programs, partially offset by an $8 million unfavorable impact from foreign currency exchange rates.

HR Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2014	2013	2014	2013
Revenue	$1,057	$981	$3,004	$2,891
Operating income	113	75	249	162
Operating margin	10.7%	7.6%	8.3%	5.6%

Our HR Solutions segment generated approximately 36% and 34% of our consolidated total revenues in the third quarter and first nine months of 2014, respectively, and provides a broad range of human capital services, as follows:

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

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions in many markets around the globe continued into the third quarter of 2014 and have adversely impacted our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $76 million, or 8%, in the third quarter 2014 compared to the third quarter 2013. The increase in revenue was driven by 7% organic growth in commissions and fees and 1% favorable impact from foreign exchange rates. During the first nine months of 2014, Commissions, fees and other revenue increased $113 million, or 4%, as compared to the first nine months of 2013 due to 4% organic revenue growth.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consulting services	$466	$406	$1,245	$1,176
Outsourcing	604	587	1,788	1,746
Intersegment	(13)	(12)	(29)	(31)
Total	$1,057	$981	$3,004	$2,891

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Three months ended September 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	15%	2%	(1)%	14%
Outsourcing	3	—	—	3
Intersegment	N/A	N/A	N/A	N/A
Total	8%	1%	—%	7%

Nine months ended September 30, 2014	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	6%	1%	—%	5%
Outsourcing	2	—	—	2
Intersegment	N/A	N/A	N/A	N/A
Total	4%	1%	(1)%	4%

Consulting services revenue increased $60 million, or 15%, for the third quarter due primarily to 14% organic revenue growth and a 2% favorable impact from foreign exchange rates, partially offset by a decrease of 1% from acquisitions, net of divestitures. Organic revenue growth was driven by strong growth in investment consulting and for project work in retirement consulting, in addition to an anticipated favorable impact from timing in compensation consulting. For the first nine months of 2014, revenue increased $69 million, or 6%, as a result of 5% organic revenue growth and 1% favorable impact from foreign exchange rates.

Outsourcing revenue increased $17 million, or 3%, for the third quarter due to 3% organic revenue growth driven by new client wins and project related revenue in benefits administration. For the first nine months of 2014, revenue increased $42 million, or 2%, as a result of 2% organic revenue growth.

Operating Income

Operating income was $113 million, an increase of $38 million, or 51%, from the third quarter of 2013. For the first nine months of 2014, operating income was $249 million, an increase of $87 million, or 54%, from the prior year. The year-to-date increase was primarily due to solid organic revenue growth and savings related to the Aon Hewitt Plan, partially offset by an increase in expense to support future growth in our health care exchange business. Operating margin for the HR Solutions segment was 10.7% in the third quarter, an increase from 7.6% in 2013. For the first nine months of 2014, operating margin was 8.3%, an increase from 5.6% in 2013.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating income (loss):
Risk Solutions	$343	$333	$1,205	$1,127
HR Solutions	113	75	249	162
Unallocated	(39)	(44)	(123)	(133)
Operating income	417	364	1,331	1,156
Interest income	3	3	7	6
Interest expense	(65)	(53)	(188)	(153)
Other income	35	39	34	54
Income before income taxes	$390	$353	$1,184	$1,063

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $5 million to $39 million in the third quarter 2014 and decreased $10 million to $123 million for the first nine months of 2014. The decrease in unallocated expenses during the three and nine months ended September 30, 2014 is due primarily to decrease in expenses related to the Company's redomicile to the U.K. compared to such expenses in 2013 and expense discipline.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2014, Interest income remained flat at $3 million compared to the third quarter 2013. During the first nine months of 2014, Interest income increased $1 million to $7 million from the comparable period in 2013.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $12 million and $35 million compared to the third quarter and first nine months of 2013, respectively. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other income

Other income was $35 million and $34 million for the third quarter and first nine months of 2014, respectively, compared to $39 million and $54 million for the third quarter and first nine months of 2013, respectively.  The third quarter 2014 includes a $25 million gain on disposal of business, a $7 million gain on foreign currency remeasurement, a $4 million gain on investments and equity earnings of $4 million, partially offset by a $6 million loss from derivatives. The first nine months of 2014 include a $25 million gain on disposal of business, an $11 million gain on foreign currency remeasurement, equity earnings of $10 million, partially offset by a $19 million loss from derivatives. The third quarter 2013 includes a $37 million gain on investments and equity earnings of $6 million, partially offset by a $4 million loss on foreign currency remeasurement. The first nine months of 2013 include a $36 million gain on investments, a $15 million gain on foreign currency remeasurement and equity earnings of $12 million, partially offset by an $8 million loss from derivatives.

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

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At September 30, 2014, we have hedged approximately 45% and 81% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2014 and 2015, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.02 and $0.06 during the three and nine months ended September 30, 2014, respectively.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.01 and $0.05 during the three and nine months ended September 30, 2014, respectively, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of September 30, 2014.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/14 — 7/31/14	419,400	$85.79	419,400	$1,587,847,716
8/1/14 — 8/31/14	4,244,800	85.75	4,244,800	1,223,835,344
9/1/14 — 9/30/14	1,144,909	87.33	1,144,909	1,123,846,838
Total	5,809,109	$86.07	5,809,109	$1,123,846,838
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)   In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program. During the third quarter of 2014, we repurchased 5.8 million shares at an average price per share of $86.07 for a total cost of $500 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $1.1 billion.

We did not make any unregistered sales of equity in the third quarter.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

October 31, 2014	By:	/s/ Laurel Meissner
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