Form 10-K
period 2014-12-31
Aon plc
filed 2015-02-24
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2014, the aggregate market value of the registrant's Class A Ordinary Shares held by non-affiliates of the registrant was $26,166,880,049 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of January 31, 2015: 280,250,522.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc's Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 17, 2015 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.    Business.
OVERVIEW
Aon plc's strategy is to be the preeminent professional service firm in the world, focused on the topics of risk and people. Aon plc (which may be referred to as "Aon," "the Company," "we," "us," or "our") is the leading global provider of risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Our predecessor, Aon Corporation, was incorporated in 1979 under the laws of Delaware. In 2012, we reincorporated in the U.K. and moved our corporate headquarters to London. As a result of this reorganization of our corporate structure, Aon plc became the publicly-held parent company of the Aon group. We sometimes refer to this transaction herein as the Redomestication. Moving our global headquarters to the U.K. has enhanced our focus on growth, product and broking innovations through Aon Broking, talent development and financial flexibility. The Redomestication is expected to continue to support our strategy and to deliver significant value to our shareholders.
We have approximately 69,000 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.
We serve clients through the following reportable segments:

•
Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

•
HR Solutions partners with organizations to solve their most complex human capital and related financial challenges in the areas of health, retirement and talent. We are dedicated to improve business performance and our client's employees experience by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation and talent management strategies.

Our clients are globally diversified and include all segments of the economy (individuals through personal lines, mid-market companies and large global companies) and almost every industry in the economy in over 120 countries and sovereignties globally. This diversification of our customer base provides stability in different economic scenarios that may affect specific industries, customer segments or geographies.
Over the last five years we have continued to focus our portfolio on higher margin, capital light professional services businesses that have high recurring revenue streams and strong free cash flow generation. Aon drives its capital allocation decision making process around return on invested capital ("ROIC"). This focus on ROIC, measured on a cash-on-cash basis, led to a number of significant portfolio changes, including exiting our insurance underwriting business and enhancing our capabilities in our Risk Solutions and HR Solutions businesses through the acquisition in October 2010 of Hewitt Associates, Inc. ("Hewitt"), one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the Aon Hewitt brand in our HR Solutions segment.
In 2014, 65% of our consolidated total revenues were in Risk Solutions and 35% of our consolidated total revenues were in HR Solutions.
BUSINESS SEGMENTS
Risk Solutions
The Risk Solutions segment generated approximately 65% of our consolidated total revenues in 2014, and has approximately 32,000 employees worldwide. We provide risk and insurance, as well as reinsurance, brokerage and related services in this segment.
Principal Products and Services
We operate in this segment through two similar transactional product lines: retail brokerage and reinsurance brokerage. In addition, a key component of this business is our risk consulting services.
Retail brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, captive management services and data and analytics, such as our Global Risk Insight Platform ("GRIP"). Our Americas operations provide products and services to clients in North, Central and South America, the Caribbean, and

Bermuda. Our International operations in the U.K.; Europe, Middle East and Africa; and Asia Pacific offer these products and services to clients throughout the rest of the world.
Our employees draw upon our global network of resources, sophisticated data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our clients' risk management needs, we seek to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is intended to be a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the ten most important criteria that our clients believe are critical to managing their total cost of risk.
Our knowledge and foresight, benchmarking and carrier knowledge are keys to providing professional services excellence. We intend to deliver superior value to clients and differentiation from competitors through our key Aon Broking initiatives, which positions us to provide our clients and insurers with additional market insight as well as new product offerings and facilities.
As a retail broker, we serve as an advisor to clients and facilitate a wide spectrum of risk management solutions for property liability, general liability, professional and directors' and officers' liability, workers' compensation, various healthcare products, as well as other exposures. Our business is comprised of several specialty areas structured around specific product and industry needs.
We offer specialized advice and services in such industries as technology, financial services, agribusiness, aviation, construction, health care and energy, among others. Through our global affinity business, we provide products for professional liability, life, disability income and personal lines for individuals, associations and businesses around the world.
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
Reinsurance brokerage offers sophisticated advisory services in program design and claim recoveries intended to enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer solutions on all or a portion of the risks it insures. To accomplish this, our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization. Reinsurance brokerage also offers capital management transaction and advisory services.
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
Competition
Our Risk Solutions business operates in an environment that is highly competitive and very fragmented, and we compete with other global insurance brokers, including Marsh & McLennan Companies, Inc. and Willis Group Holdings Public Limited Company, as well as numerous specialist, regional and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses that do not fall into the categories above, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.
Seasonality
Our Risk Solutions segment typically experiences higher revenues in the first and fourth calendar quarters of each year, primarily due to the timing of policy renewals.
HR Solutions
Our HR Solutions segment generated approximately 35% of our consolidated total revenues in 2014, and has approximately 31,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific regions.
Principal Products and Services
We provide products and services in this segment primarily under the Aon Hewitt brand, which was formed in connection with the acquisition of Hewitt.
Our HR Solutions segment works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend towards more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers so that they can provide benefit options suited to individual needs.
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

Benefits Administration applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. We also provide other complementary services such as absence management, flexible spending, dependent audit and participant advocacy. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective and less costly solutions.
Exchanges is building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.
Human Resource Business Process Outsourcing ("HR BPO") provides market-leading traditional and cloud based solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions.
Compensation
HR Solutions revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverage, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.
Competition
Our HR Solutions business faces strong competition from other worldwide and national consulting companies, including Marsh & McLennan Companies, Inc. and Towers Watson & Co. as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms, large financial institutions and pure play outsourcers. Some of our competitors provide administrative or consulting services as an adjunct to other primary services. We believe that we are one of the leading providers of human capital services in the world.
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
Risk Solutions
Regulatory authorities in the countries or states in which the operating subsidiaries of our Risk Solutions segment conduct business may require individual or company licensing to act as producers, brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.
Under the laws of most countries and states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers', brokers' and agents' licenses to transact business in the country or state. The operating terms may vary according to the licensing requirements of the particular country or state, which may require, among other things that a firm operates in the country or state through a local corporation. In a few countries and states, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the country or state.
Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by the Financial Conduct Authority ("FCA") in the U.K., by federal and state agencies in the U.S., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, limits on commission rates and mandatory remuneration disclosure requirements.
Insurance authorities in the U.K., U.S. and certain other jurisdictions in which our subsidiaries operate also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.

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
HR Solutions
Certain of the retirement-related consulting services provided by Aon Hewitt and its subsidiaries and affiliates are subject to the pension and financial laws and regulations of applicable jurisdictions, including oversight and/or supervision by the FCA in the U.K., the Securities and Exchange Commission ("SEC") in the U.S., and regulators in other countries. Aon Hewitt subsidiaries that provide investment advisory services are regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon Hewitt and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment and securities and/or insurance laws and regulations and/or supervision by national regulators.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2014. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2014.
Segmentation of Activity by Type of Service and Geographic Area of Operation
Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 17 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Employees
At December 31, 2014, we employed approximately 69,000 employees.
Information Concerning Forward-Looking Statements
This report and in reports we subsequently file or furnish and have previously filed or furnished with the SEC contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in different countries in which we do business around the world;

•	changes in the competitive environment;

•	fluctuations in exchange and interest rates that could influence revenue and expense;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility;

•	rating agency actions that could affect our ability to borrow funds;

•	the effect of the change in global headquarters and jurisdiction of incorporation, including differences in the anticipated benefits;

•	changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;

•
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

•	the impact of any investigations brought by regulatory authorities in the U.S., U.K. and other countries;

•	the impact of any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the effects of English law on our operating flexibility and the enforcement of judgments against us;

•	the failure to retain and attract qualified personnel;

•	international risks associated with our global operations;

•	the effect of natural or man-made disasters;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;

•	our ability to develop and implement new technology;

•	the damage to our reputation among clients, markets or third parties;

•	the actions taken by third parties that preform aspects of our business operations and client services;

•
the extent to which we manage certain risks created in connection with the various services, including fiduciary and investments and other advisory services and business process outsourcing services, among others, that we currently provide, or will provide in the future, to clients;

•	our ability to grow, develop and integrate companies that it acquires or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers; and

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings.
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
Item 1A.    Risk Factors.
The risk factors set forth below reflect risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in the "Business" Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks were to actually occur.
The following are risks related to our businesses specifically and the industries in which we operate generally that could adversely affect our business, financial condition and results of operations and cause our actual results to differ materially from those stated in the forward-looking statements in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.
Risks Relating to the Company Generally
Competitive Risks
An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our businesses.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our Risk Solutions business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. A growing number of insolvencies and consolidation associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients, by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, generally increase in economic downturns, also adversely affecting our brokerage business.
The results of our HR Solutions business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and/or collectability of receivables could be adversely affected. In addition, our revenues from many of our outsourcing contracts depend upon the number of our clients' employees or the number of participants in our clients' employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions. Reduced demand for our services could increase price competition.
We face significant competitive pressures in each of our businesses.
We believe that competition in our Risk Solutions segment is based on service, product features, price, commission structure, financial strength, ability to access certain insurance markets and name recognition. In this regard, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.
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
We face exposure to adverse movements in exchange rates of currencies other than our functional currency, the U.S. Dollar, as a significant portion of our business is located outside of the United States. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our five largest non-U.S. Dollar exposures are the British Pound, Euro, Australian Dollar, Canadian Dollar and Indian Rupee; however, we also have exposures to other currencies which can have significant currency volatility. These currency exchange risks are present in both the translation of the financial results of our global subsidiaries into U.S. Dollars for our consolidated financial statements, as well as those of our operations that receive revenue and incur expenses other than in their respective local currencies which can reduce the profitability of our operations based on the direction the respective currencies' exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $768 million at December 31, 2014 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $4.0 billion at December 31, 2014 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2014, these long-term investments had a carrying value of $143 million. Adverse changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. Higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company.
Our pension obligations could adversely affect our shareholders' equity, net income, cash flow and liquidity.
To the extent that the pension obligations associated with our major plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In particular, lower interest rates and investment returns could result in the present value of plan liabilities increasing at a greater rate than the value of plan assets, resulting in higher unfunded positions in several of our major pension plans. In addition, the periodic revision of pension assumptions or variances of actual results from our assumptions can materially change the present value of expected future benefits, and therefore the funded status of the plans and resulting net periodic pension expense. As a result, we may experience future changes in the funded status of our plans that could require us to make additional cash contributions beyond those that have been estimated which could adversely affect shareholders' equity, net income, cash flow and liquidity.
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
We currently plan to contribute approximately $220 million to our major pension plans in 2015, although we may elect to contribute more. Total cash contributions to these pension plans in 2014 were $316 million, which was a decrease of $207 million compared to 2013.
We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2014, we had total consolidated debt outstanding of approximately $5.6 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also bear risk at the time debt matures.

As of December 31, 2014, we had two primary committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and our €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015 (the "2015 Facility"). On February 2, 2015, we replaced our 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). Each of these facilities was intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly.  At December 31, 2014, we had no borrowings under, and were in compliance with these financial covenants and all other covenants contained in, the 2015 Facility and 2017 Facility.
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
If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.
A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2014 were A- with a stable outlook (Standard & Poor's), BBB+ with a stable outlook (Fitch, Inc), and Baa2 with a stable outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's). During 2014, Moody's Investor Services changed their outlook from positive to stable.
Real or anticipated changes in our credit ratings, which could result from any number of factors (including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers), will generally affect any trading market for, or trading value of, our securities.
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity and prospects for growth.
Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include, particularly in emerging markets, the possibility we would be subject to undeveloped or evolving legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods, services and currency. Furthermore, seemingly nationally or regionally localized political and economic changes could have a wider, negative impact on our businesses that expands beyond our operations in the immediately affected jurisdiction. The continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets. This instability has in turn led to questions regarding the future viability of the Euro as the common currency for the area as various scenarios could result in some countries choosing to return to their former local currencies in an effort to regain control over their domestic economies and monetary policies. This uncertainty has had a dampening effect on growth potential in Europe, and if it deteriorates, may have a material negative impact on our European business as well as that of our clients. Further, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets or profitability denominated in that currency, potentially result in charges to our statement of operations and reduce the usefulness of liquidity alternatives denominated in that currency such as our multicurrency U.S. credit facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the Euro suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.

The benefits of our Redomestication may not be realized or may be offset in whole or in part by factors that we do not control.
There can be no assurance that all of the goals of our Redomestication will be achievable, particularly as the achievement of the benefits are, in many important respects, subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts, and U.K. and U.S. taxing and other authorities.
Our effective tax rates and the benefits from our Redomestication are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S. and other countries, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.
On September 4, 2013, we received from the Internal Revenue Service ("IRS") an executed Closing Agreement pursuant to which the Company and the IRS agreed that the merger (pursuant to which the Redomestication occurred) did not cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes. This agreement substantially reduced the risk that actions taken to date might cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes under the current tax statute and regulations. However, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation, or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the Redomestication or any subsequent actions. Our net income and cash flow would be reduced if we were to be subject to U.S. corporate income tax as a domestic corporation. In addition, any future amendments to the current income tax treaties between the United Kingdom and other jurisdictions (including the United States), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties, could subject us to increased taxation.
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
We believe that our Redomestication and related transactions should support our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to restructuring, pensions, recoverability of assets including customer receivables, contingencies, share-based payments, income taxes and estimates and assumptions used for our long term outsourcing contracts. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates or policies or the developments in the business or the application of accounting principles related to long-term contracts may change our initial estimates of future contract results, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders' Equity and Cash Flows.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future goodwill or other long-lived asset impairment charges could materially impact our consolidated financial statements.
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
We assist our clients with various matters, including placing of insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, providing actuarial services, investment consulting and asset management services, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our consulting business or the failure to correctly execute transactions in the human resources outsourcing business. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company's financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.

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
In addition, we provide a variety of guarantees and indemnifications to our customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. Any anticipated payment amounts under guarantees and indemnifications that are deemed to be probable and reasonably estimable are included in our consolidated financial statements. These amounts may not represent actual future payments, if any, for these guarantees and indemnifications.
Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws and the rules and regulations promulgated by the SEC, and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services, and the form of compensation we can accept from our clients, carriers and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including training and employee expenses, adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act ("FATCA") in the U.S. and the Bribery Act of 2010 ("U.K. Bribery Act") in the U.K., impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries.

For example, FATCA has resulted in, and will likely continue to result in, increased compliance costs. FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our customers and clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. In addition, regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could adversely affect our operations, results of operations and financial condition.

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
With respect to our Risk Solutions segment, our business' regulatory oversight generally also includes the licensing of insurance brokers and agents, managing general agency or managing general underwriting operations and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.
Services provided in our HR Solutions segment are also the subject of ever-evolving government regulation, either because the services provided to or businesses conducted by our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly impacting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the United States insurance system, its role in financing health care delivery, and insurance carriers’ use of, and payment of commissions to, agents, brokers and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies, including the effects of health care reform by the U.S. government, could delay client adoption of our healthcare exchanges, impair our ability to retain clients who have adopted our healthcare exchanges or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, more generally within our HR Solutions segment, changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services.
.

If we violate the laws and regulation to which we are subject, we could be subject to fines, penalties or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
In addition, our businesses and operations are subject to heightened regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. As regulators and other government agencies continue to examine the operations of the Company and its subsidiaries, there is no assurance that consent orders or other enforcement actions will not be issued by them in the future. These and other initiatives from national, state and local officials may subject the Company to judgments, settlements, fines or penalties, or cause the Company to be required to restructure its operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby adversely affecting our business, financial condition or operating results.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners and others. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services or competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
English law imposes some restrictions on certain corporate actions by which previously, as a Delaware corporation, we were not constrained. For example, English law provides that a board of directors may only allot, or issue, securities with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization will need to be renewed by our shareholders periodically. Our articles of association authorize the allotment of additional shares and such authorization is effective until March 29, 2017. Renewal of such authorization will be sought periodically.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. This exclusion would need to be renewed by our shareholders periodically. Our articles of association exclude preemptive rights and such exclusion is effective until March 29, 2017. Renewal of such exclusion will be sought periodically.
English law also generally prohibits a company from repurchasing its own shares by way of "off market purchases" without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an "off market purchase." Renewal of this authorization will be sought periodically.
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
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions and cyber-terrorism. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our Risk Solutions professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breaches, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives and personnel, client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.
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
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales and operating results.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks, some of which are within the company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses and security breaches. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results and require us to incur significant expense to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service and reliability that our clients require, we may be required to make significant additional investments in our online methods of delivering our services.
Improper disclosure of confidential, personal or proprietary data could result in regulatory scrutiny, legal liability or harm our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees' and clients' confidential and proprietary information and, in the case of our HR Solutions clients, confidential information about clients' employees compensation, medical information and other personally identifiable information. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyber-attacks that could result in improper access to or disclosure of confidential, personal or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Furthermore, our clients may not be receptive to services delivered through our information technology systems and networks due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the European Union and the United States, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of GRIP, a repository of global insurance placement information, which we use to drive results for our clients in the insurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Likewise, we have invested significantly in our HR BPO business and platform. Innovations in software, cloud computing or other technologies that alter how these services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.
We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which our outside of our control. For example, our HR Solutions segment has invested substantial time and resources in launching health care exchanges under the belief that these exchanges will serve a useful role in helping corporations and individuals in the U.S. manage their growing health care expenses. In order for these exchanges to be successful, health care insurers and corporate and individual participants have to deem them suitable, and whether those parties will find them suitable will be subject to their own particular circumstances.
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
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones as mentioned above. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including operations, regulatory compliance, and the use and protection of data and systems, satisfaction of client expectations, and from actions taken by regulators or others in response to such conduct. This damage to our reputation could further affect the confidence of our clients, rating agencies, regulators, stockholders and the other parties in a wide range of transactions that are important to our business having a material adverse effect on our business, financial condition and operating results.
We rely on third parties to perform key functions of our business operations and to provide services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, fund transfer, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers and providers of human resource functions such as recruiters and trainers, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreement or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.
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
In connection with the implementation of our corporate strategy, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.
In pursuing our corporate strategy, we may acquire other businesses, or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate such acquisitions into our existing businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
From time to time, either through acquisitions or internal development, we enter lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services present the Company with additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations and financial condition.
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

Property:	Occupied Square Footage	Lease Expiration Dates
4 Overlook Point and other locations, Lincolnshire, Illinois	1,059,000	2019 – 2024
Tikri Campus and Unitech Cyber Park, Gurgaon, India	440,000	2015 – 2019
200 E. Randolph Street, Chicago, Illinois	428,000	2028
2601 Research Forest Drive, The Woodlands, Texas	414,000	2020
2300 Discovery Drive, Orlando, Florida	364,000	2020
199 Water Street, New York, New York	319,000	2018
7201 Hewitt Associates Drive, Charlotte, North Carolina	218,000	2025

The locations in Lincolnshire, Illinois, Gurgaon, India, The Woodlands, Texas, Orlando, Florida, and Charlotte, North Carolina, are primarily dedicated to our HR Solutions segment. The other locations listed above house personnel from both of our reportable segments.
In November 2011, we entered into an agreement to lease 190,000 square feet in a building to be constructed at 122 Leadenhall in London, United Kingdom. In August 2014, upon practical completion of the construction, we entered into the leases. We expect to move into the new building in 2015 when we exercise an early break option at our Devonshire Square location.
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2014.
Item 3.    Legal Proceedings.
We hereby incorporate by reference Note 16 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure.
Not applicable.

Executive Officers of the Registrant
The executive officers of Aon, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Gregory C. Case	52
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

Christa Davies	43
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

Gregory J. Besio	57
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

Peter Lieb	59
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

Stephen P. McGill	57
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

Laurel Meissner	57
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

Kristi A. Savacool	55
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data in Note 19 "Quarterly Financial Data" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
We have approximately 254 holders of record of our Class A Ordinary Shares as of January 31, 2015.
We hereby incorporate by reference Note 11, "Shareholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
10/1/14 – 10/31/14	—	$—	—	$1,123,846,838
11/1/14 – 11/30/14	2,662,258	90.14	2,662,258	5,883,876,757
12/1/14 – 12/31/14	2,732,010	95.16	2,732,010	5,623,904,966
	5,394,268	$92.68	5,394,268	$5,623,904,966
_______________________________________________________________________________

(1)	Does not include commissions paid to repurchase shares.

(2)
In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions, and will be funded from available capital. In November 2014, our Board of Directors authorized an additional $5 billion of Class A Ordinary Shares for repurchase. In 2014, we repurchased 25.8 million shares at an average price per share of $87.18 for a total cost of $2.3 billion. The remaining authorized amount for share repurchase under our Share Repurchase Programs is $5.6 billion.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.
We did not make any sales of unregistered equity in 2014.

Item 6.    Selected Financial Data.
Selected Financial Data

(millions except shareholders, employees and per share data)	2014	2013	2012	2011	2010
Income Statement Data
Commissions, fees and other	$12,019	$11,787	$11,476	$11,235	$8,457
Fiduciary investment income	26	28	38	52	55
Total revenue	$12,045	$11,815	$11,514	$11,287	$8,512
Income from continuing operations	$1,431	$1,148	$1,020	$1,010	$759
Loss from discontinued operations (1) (2)	—	—	—	—	(27)
Net income	1,431	1,148	1,020	1,010	732
Less: Net income attributable to noncontrolling interest	34	35	27	31	26
Net income attributable to Aon shareholders	$1,397	$1,113	$993	$979	$706
Basic Net Income (Loss) Per Share Attributable to Aon Shareholders
Continuing operations	$4.73	$3.57	$3.02	$2.92	$2.50
Discontinued operations (2)	—	—	—	—	(0.09)
Net income	$4.73	$3.57	$3.02	$2.92	$2.41
Diluted Net Income (Loss) Per Share Attributable to Aon Shareholders
Continuing operations	$4.66	$3.53	$2.99	$2.87	$2.46
Discontinued operations (2)	—	—	—	—	(0.09)
Net income	$4.66	$3.53	$2.99	$2.87	$2.37
Balance Sheet Data
Fiduciary assets (3)	$11,638	$11,871	$12,214	$10,838	$10,063
Intangible assets including goodwill	11,380	11,575	11,918	12,046	12,258
Total assets	29,772	30,251	30,486	29,552	28,982
Long-term debt	4,799	3,686	3,713	4,155	4,014
Total equity	6,631	8,195	7,805	8,120	8,306
Class A Ordinary Shares and Other Data
Dividends paid per share	$0.92	$0.68	$0.62	$0.60	$0.60
Price range:
High	98.10	84.33	57.92	54.58	46.24
Low	76.49	54.65	45.04	39.68	35.10
At year-end:
Market price	$94.83	$83.89	$55.61	$46.80	$46.01
Common shareholders	255	281	240	8,107	9,316
Shares outstanding	280.0	300.7	310.9	324.4	332.3
Number of employees	68,633	65,547	64,725	62,443	59,100

(1)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009) and CICA and Sterling Life Insurance Company (both sold in 2008).

(2)
For the years ended December 31, 2012, and 2011 amounts related to discontinued operations have been included in Other income to conform to amounts included in the Consolidated Financial Statements in this Form 10-K. These amounts in the years ended December 31, 2012 and 2011, which were historically included in Income (loss) from discontinued operations, have been reclassified to conform with current presentation. The amounts reclassified were $1 million loss and $4 million income for the years ended December 31, 2012 and 2011, respectively, from Income (loss) from discontinued operations to Other income. For the year ended December 31, 2010, amounts related to discontinued operations remain in Income (loss) from discontinued operations as they are more meaningful to the presentation of continuing operations in that year.

(3)	Represents insurance premium receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY OF 2014 FINANCIAL RESULTS
During 2014, we continued to face certain headwinds that have adversely impacted our business. In our Risk Solutions segment, these headwinds included an unfavorable impact from changes in foreign currency exchange rates, economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.
The following is a summary of our 2014 financial results:

•
Revenue increased $230 million, or 2%, compared to the prior year to $12.0 billion in 2014 due primarily to organic revenue growth of 2% in the Risk Solutions segment and 5% in the HR Solutions segment, partially offset by a 1% unfavorable impact from changes in foreign currency exchange rates. The increase in revenue was driven by strong new business generation and solid management of the renewal book portfolio across our Risk Solutions segment, as well as solid growth in both our consulting and outsourcing businesses within HR Solutions.

•
Operating expenses decreased $65 million, or 1%, compared to the prior year to $10.1 billion in 2014 due primarily to a $174 million decrease in restructuring costs, a $66 million favorable impact from changes in foreign currency exchange rates, a decrease in intangible asset amortization of $43 million, and benefits achieved from the restructuring plans, partially offset by an increase in expense associated with 3% organic revenue growth and $35 million of expense related to legacy litigation.

•
Operating margin increased to 16.3% in 2014 from 14.1% in 2013. The increase in operating margin from the prior year is primarily related to organic revenue growth of 3%, decreased intangible asset amortization, return on investments, and benefits achieved from the restructuring plans. Risk Solutions operating margin increased to 21.0% in 2014 from 19.8% in 2013. HR Solutions operating margin increased to 11.4% in 2014 from 7.8% in 2013.

•
Net income attributable to Aon shareholders was $1.4 billion, an increase of $284 million, or 26%, from $1.1 billion in 2013. Diluted earnings per share increased 32% to $4.66 in 2014 from $3.53 in 2013.

•
Cash flow provided by operating activities was $1.6 billion in 2014, an increase of $9 million, or 1%, from $1.6 billion in 2013, due primarily to growth in net income and a decrease in pension contributions, partially offset by unfavorable timing of receivable collections in the prior year. Cash flow from operations in 2013 was also favorably impacted by the $43.5 million settlement of a non-recurring, one-time legal matter.

We focus on four key non-GAAP metrics that we communicate to shareholders: grow organically, expand adjusted operating margins, increase adjusted diluted earnings per share, and increase free cash flow. The following is our measure of performance against these four metrics for 2014:

•
Organic revenue growth, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% in 2014. Organic revenue growth was driven by growth across our businesses in both Risk Solutions and HR Solutions. In Risk Solutions, organic revenue growth was driven by strong new business generation and solid management of the renewal book portfolio across our Retail business. In HR Solutions, organic growth was primarily driven by health care exchanges and growth across consulting.

•
Adjusted operating margin, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 19.5% for Aon overall, 22.9% for the Risk Solutions segment, and 17.1% for the HR Solutions segment in 2014. In 2013, adjusted operating margin was 19.0% for Aon overall, 22.5% for the Risk Solutions segment, and 16.7% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment reflects solid organic revenue growth and return on investments, partially offset by an unfavorable impact from changes in foreign currency exchange rates. The increase in adjusted operating margin for the HR Solutions segment reflects solid organic revenue growth and restructuring savings, partially offset by continued investment in long-term growth opportunities.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $5.71 per share in 2014, an increase of $0.82 per share, or 17%, from $4.89 per share in 2013. The increase demonstrates solid operational performance, a lower effective tax rate, and effective capital management, highlighted by $2.3 billion of share repurchases during 2014.

•
Free cash flow, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Free Cash Flow," was $1.4 billion in 2014, a decrease of $18 million, or 1%, from $1.4 billion in 2013. The decrease in free cash flow from the prior year was driven by record cash flow from operations of $1.6 billion in 2014, offset by a 12%, or $27 million, increase in capital expenditures.

During 2014, we continued to execute against the strategic goals of the Redomestication. We believe the Redomestication will continue to strengthen our long term strategy by:

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
Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margin excludes the impact of certain items, including restructuring charges, intangible asset amortization and headquarters relocation costs because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

Year Ended December 31, 2014	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$12,045	$7,834	$4,264
Operating income — U.S. GAAP	$1,966	$1,648	$485
Intangible asset amortization	352	109	243
Legal settlement	35	35	—
Operating income — as adjusted	$2,353	$1,792	$728
Operating margins — U.S. GAAP	16.3%	21.0%	11.4%
Operating margins — as adjusted	19.5%	22.9%	17.1%

Year Ended December 31, 2013	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,815	$7,789	$4,057
Operating income — U.S. GAAP	$1,671	$1,540	$318
Restructuring Charges	174	94	80
Intangible asset amortization	395	115	280
Headquarters relocation costs	5	—	—
Operating income — as adjusted	$2,245	$1,749	$678
Operating margins — U.S. GAAP	14.1%	19.8%	7.8%
Operating margins — as adjusted	19.0%	22.5%	16.7%

Year Ended December 31, 2012	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,514	$7,632	$3,925
Operating income — U.S. GAAP	$1,596	$1,493	$289
Restructuring charges	101	35	66
Intangible asset amortization	423	126	297
Headquarters relocation costs	24	—	—
Operating income — as adjusted	$2,144	$1,654	$652
Operating margins — U.S. GAAP	13.9%	19.6%	7.4%
Operating margins — as adjusted	18.6%	21.7%	16.6%

(1)	Includes unallocated expenses and the elimination of inter-segment revenue.
Adjusted Diluted Earnings per Share
We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization and headquarters relocation costs, along with related income taxes because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

Year Ended December 31, 2014	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,966	$387	$2,353
Interest income	10	—	10
Interest expense	(255)	—	(255)
Other income	44	—	44
Income before income taxes	1,765	387	2,152
Income taxes	334	73	407
Net income	1,431	314	1,745
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,397	$314	$1,711
Diluted earnings per share	$4.66	$1.05	$5.71
Weighted average ordinary shares outstanding — diluted	299.6	299.6	299.6

Year Ended December 31, 2013	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,671	$574	$2,245
Interest income	9	—	9
Interest expense	(210)	—	(210)
Other income	68	—	68
Income before income taxes	1,538	574	2,112
Income taxes	390	146	536
Net income	1,148	428	1,576
Less: Net income attributable to noncontrolling interests	35	—	35
Net income attributable to Aon shareholders	$1,113	$428	$1,541
Diluted earnings per share	$3.53	$1.36	$4.89
Weighted average ordinary shares outstanding — diluted	315.4	315.4	315.4

Year Ended December 31, 2012	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,596	$548	$2,144
Interest income	10	—	10
Interest expense	(228)	—	(228)
Other income	2	2	4
Income before income taxes	1,380	550	1,930
Income taxes	360	144	504
Net income	1,020	406	1,426
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$993	$406	$1,399
Diluted earnings per share	$2.99	$1.22	$4.21
Weighted average ordinary shares outstanding — diluted	332.6	332.6	332.6
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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31,	2014	2013	2012
Cash flow provided by operations - U.S. GAAP	$1,642	$1,633	$1,419
Less: Capital expenditures	(256)	(229)	(269)
Free cash flow	$1,386	$1,404	$1,150
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income, using current year's foreign exchange rates. Using this illustrative methodology, currency fluctuations had an unfavorable impact of $0.11, $0.03 and $0.06 during the years ended December 31, 2014, 2013, and 2012, respectively, on adjusted net income per diluted share, when we translate prior year results at current year end foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements.
Summary of Results
Our consolidated results of operations follow (in millions):

Years ended December 31,	2014	2013	2012
Revenue:
Commissions, fees and other	$12,019	$11,787	$11,476
Fiduciary investment income	26	28	38
Total revenue	12,045	11,815	11,514
Expenses:
Compensation and benefits	7,014	6,945	6,709
Other general expenses	3,065	3,199	3,209
Total operating expenses	10,079	10,144	9,918
Operating income	1,966	1,671	1,596
Interest income	10	9	10
Interest expense	(255)	(210)	(228)
Other income	44	68	2
Income before income taxes	1,765	1,538	1,380
Income taxes	334	390	360
Net income	1,431	1,148	1,020
Less: Net income attributable to noncontrolling interests	34	35	27
Net income attributable to Aon shareholders	$1,397	$1,113	$993
Consolidated Results for 2014 Compared to 2013
Revenue
Revenue increased by $230 million, or 2%, to $12.0 billion in 2014, compared to $11.8 billion in 2013. The increase was driven by organic revenue growth of 2% in the Risk Solutions segment and 5% in the HR Solutions segment. Organic revenue growth in the Risk Solutions segment was driven by solid growth across both the Americas and International businesses. Growth across all regions and product lines, including record new business generation in US Retail, drove organic revenue growth in the Americas. International organic revenue growth was driven by solid growth across Asia, the Pacific, and emerging markets, partially offset by a modest decline in continental Europe. Reinsurance was down modestly as a significant unfavorable market impact more than offset net new business growth in treaty placements globally and growth in capital markets transactions and advisory business, as well as facultative placements. Organic growth in the HR Solutions segment was driven by solid growth in both Consulting and Outsourcing. Consulting organic revenue growth was driven by retirement consulting, project-related revenue, and businesses in Asia. Strong growth in health care exchanges and new client wins in HR BPO drove organic revenue growth in Outsourcing.
Compensation and Benefits
Compensation and benefits increased $69 million, or 1%, compared to 2013. The increase was driven by an increase in expense associated with 3% organic revenue growth, partially offset by a $79 million decrease in restructuring costs and a $46 million favorable impact from changes in foreign currency exchange rates.
Other General Expenses
Other general expenses decreased $134 million, or 4%, compared to 2013 due largely to a $95 million decrease in formal restructuring costs and a $43 million decrease in intangible amortization, partially offset by $35 million of expense related to legacy litigation.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $1 million, or 11%, from 2013, due to marginally higher average interest rates globally.
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, increased $45 million, or 21%, from 2013. The increase in interest expense primarily reflects an increase in total debt outstanding.
Other Income
Other income decreased $24 million from $68 million in 2013 to $44 million in 2014. Other income in 2014 includes $24 million in gains on disposal of businesses, foreign exchange gains of $18 million, equity earnings of $12 million, and $4 million in gains on investments, partially offset by a $19 million loss from derivatives. Other income in 2013 includes $28 million in gains on investments, equity earnings of $20 million, foreign exchange gains of $13 million, and $10 million in gains on disposal of businesses, partially offset by $10 million loss from derivatives.
Income before Income Taxes
Income before income taxes was $1.8 billion in 2014, an increase of $227 million, or 15%, from $1.5 billion in 2013.
Income Taxes
The effective tax rate on net income was 18.9% in 2014 and 25.4% in 2013. The 2014 and 2013 rates reflect certain discrete tax adjustments and changes in the geographic distribution of income, primarily the benefit from global funding structures and benefits from lower-taxed global operations.
Net Income
Net income increased to $1.4 billion ($4.66 diluted net income per share) in 2014, compared to $1.1 billion ($3.53 diluted net income per share) in 2013.
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
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, funding pension obligations and shareholder dividends. We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds generally cannot be used for general corporate purposes, and are not a source of liquidity for us.

Cash and cash equivalents and Short-term investments decreased $232 million to $768 million in 2014. During 2014, cash flow from operating activities increased $9 million to $1.6 billion. Additional sources of funds in 2014 included net sales of short term investments of $110 million, $48 million of proceeds from the sale of businesses, and issuances of debt, net of repayments of $1.3 billion. The primary uses of funds in 2014 included share repurchases of $2.3 billion, cash contributions to our major defined benefit plans of $316 million, acquisition of businesses of $479 million, dividends paid to shareholders of $273 million, and capital expenditures of $256 million.
Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.2 billion and we endeavor to manage our obligations to ensure we maintain our current investment grade ratings. At December 31, 2014, we had no borrowings on these credit lines.
Operating Activities
Net cash provided by operating activities during 2014 increased $9 million, or 1%, to $1.6 billion. The increase from the prior year was primarily driven by higher net income, adjusted for non-cash items, of $170 million and a reduction in pension contributions of $162 million from the prior year, partially offset by organic growth and significant receivable collections in the prior year period, a larger decrease in accounts payables and accrued liabilities of $129 million, and a $98 million increase in payments for restructuring reserves.
The primary uses of the cash from operating activities in 2014 were pension contributions, net of expense, of $340 million, a decrease in restructuring reserves of $83 million, and a decrease in accounts payable and accrued liabilities of $81 million, partially offset by net income, adjusted for non-cash items, of $2.2 billion and a decrease in accounts receivable of $25 million. Pension contributions, net of expenses, were $340 million during 2014 compared to $502 million during 2013. In 2015, we expect to contribute approximately $220 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates. In 2015, we also expect to have cash payments related to restructuring plans of $31 million.
We expect cash generated by operations for 2014 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, of which all was available at December 31, 2014, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash flow used for investing activities in 2014 was $545 million. The primary drivers of the cash flow used for investing activities were $479 million for acquisitions of businesses, net of cash acquired and $256 million for capital expenditures, partially offset by net sales of short-term investments of $110 million, sale of businesses of $48 million, and $32 million for net sales of long-term investments. The cash flows provided by the net sales of long-term investments represent the cash proceeds generated from net sales of long-term investments where the corresponding gains and losses are recognized in Other income in the Condensed Consolidated Statements of Income. In 2015, we expect to have cash payments of $270 million related to capital expenditures.
Cash flow used for investing activities in 2013 was $339 million. The primary drivers of the cash flow used for investing activities were capital expenditures of $229 million, net purchases of short term investments of $174 million, acquisitions of businesses, net of cash acquired, of $54 million, partially offset by sales of long term investments of $93 million.
Cash flow provided by investing activities in 2012 was $177 million. The primary drivers of the cash flow provided by investing activities were sales of long term investments for $178 million and net sales of short term investments for $440 million, partially offset by acquisitions of $160 million, and capital expenditures of $269 million.
Financing Activities
Cash flow used for financing activities during 2014 was $1.1 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $2.3 billion and dividends paid to shareholders of $273 million, partially offset by issuances of debt, net of repayments, of $1.3 billion and proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $65 million.

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
Cash flow used for financing activities during 2012 was $1.6 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $1.1 billion, dividends paid to shareholders of $204 million, and repayments of debt, net of issuances, of $344 million, partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $118 million.
Cash and Investments
At December 31, 2014, our cash and cash equivalents and short-term investments were $768 million, a decrease of $232 million from December 31, 2013, primarily related to share repurchases of $2.3 billion and dividends of $273 million, partially offset by the net issuances of debt of $1.3 billion. Of the total balance as of December 31, 2014, $169 million was restricted as to its use, which was comprised of $63 million of operating funds in the U.K., as required by the FCA, and $106 million held as collateral for various business purposes. At December 31, 2014, $3.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $2.7 billion were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At December 31, 2014, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
Of the total balance of cash and cash equivalents and short-term investments as of December 31, 2013, $214 million was restricted as to its use, which was comprised of $126 million of operating funds in the U.K., as required by the FCA, and $88 million held as collateral for various business purposes. At December 31, 2013, $516 million of cash and cash equivalents and short-term investments were held in the U.S. and $484 million was held in other countries.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and investments of $4.0 billion and $3.8 billion and fiduciary receivables of $7.7 billion and $8.1 billion at December 31, 2014 and 2013, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.
As disclosed in Note 15 "Fair Value Measurements and Financial Instruments" of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Consistent with market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
As of December 31, 2014, our investments in money market funds and highly liquid debt instruments had a fair value of $1.9 billion and are reported as Short-term investments or Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents and Short-term investments as of December 31, 2014 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$374	$—	$2,528	$2,902
Money market funds	—	394	1,456	1,850
Highly liquid debt instruments	—	—	—	—
Other investments due within one year	—	—	—	—
Cash and investments	374	394	3,984	4,752
Fiduciary receivables	—	—	7,654	7,654
Total	$374	$394	$11,638	$12,406
Share Repurchase Program
In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). In November 2014, our Board of Directors authorized a new $5.0 billion share repurchase program in addition to the existing program ("2014 Share Repurchase Program"). Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
During 2014, we repurchased 25.8 million shares at an average price per share of $87.18 for a total cost of $2.3 billion. During 2013, we repurchased 16.8 million shares at an average price per share of $65.65 for a total cost of $1.1 billion. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 62.1 million shares for an aggregate cost of $4.4 billion. The remaining authorized amount for share repurchase under our Share Repurchase Programs is approximately $5.6 billion.
For information regarding share repurchases made during the fourth quarter of 2014, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" as previously described.
Dividends
During 2014, 2013, and 2012, we paid dividends on our Class A Ordinary Shares of $273 million, $212 million, and $204 million, respectively. Dividends paid per Class A Ordinary Share were $0.92, $0.68, and $0.62 for the years ended December 31, 2014, 2013, and 2012, respectively.
Distributable Reserves
As a U.K. incorporated company, we are required under U.K. law have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2014 and 2013, we had distributable reserves in excess of $4.0 billion and $5.9 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.
Borrowings
Total debt at December 31, 2014 was $5.6 billion, which represents an increase of $1.2 billion compared to December 31, 2013. This increase is primarily due to issuances of debt, net of repayments, of $1.3 billion, including an increase in commercial paper outstanding of $168 million compared to December 31, 2013. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
During 2014, the $600 million of 3.5% Notes due September 2015 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
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
On May 7, 2014, we issued €500 million ($609 million at December 31, 2014 exchange rates) of 2.875% Notes due May 2026. The 2.875% Notes due May 2026 were issued by Aon plc and fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes, including the repayment at maturity of our outstanding 6.25% Notes due July 2014.
Our total debt as a percentage of total capital attributable to Aon shareholders was 45.9% and 35.0% at December 31, 2014 and December 31, 2013, respectively.
Credit Facilities
As of December 31, 2014, we had two primary committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017, which we refer to as our "2017 Facility," and our €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015, which we refer to as our "2015 Facility."  On February 2, 2015, we replaced our 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020, which we refer to as our "2020 Facility."  Each of these facilities was intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly.  At December 31, 2014, we had no borrowings under, and were in compliance with these financial covenants and all other covenants contained in, the 2015 Facility and 2017 Facility.
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
The major rating agencies' ratings of our debt at February 24, 2015 appear in the table below.

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
Letters of Credit and Other Guarantees
We had total letters of credit ("LOCs") outstanding for approximately $95 million at December 31, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $112 million at December 31, 2014 compared to $98 million at December 31, 2013.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $14 million at December 31, 2014 compared to $34 million at December 31, 2013. During 2014, the Company funded $20 million of these commitments.
Other Liquidity Matters
We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See Item 1, "Information Concerning Forward-Looking Statements" and Item 1A, "Risk Factors."
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2014 (in millions):

	Payments due in
	2015	2016 – 2017	2018 – 2019	2020 and beyond	Total
Short- and long-term borrowings	$783	$514	$323	$3,962	$5,582
Interest expense on debt	244	421	390	2,149	3,204
Operating leases	362	630	510	876	2,378
Pension and other postretirement benefit plan (1) (2)	210	365	309	685	1,569
Purchase obligations (3) (4) (5)	316	339	196	243	1,094
Insurance premiums payable	11,638	—	—	—	11,638
	$13,553	$2,269	$1,728	$7,915	$25,465

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

(2)
In 2013, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute an average of$11 million per year to that pension plan for the next three years. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2014, the estimated winding-up deficit was £225 million ($350 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

(3)
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including what is to be purchased, at what price and the approximate timing of the transaction. Most of our purchase obligations are related to purchases of information technology services or other service contracts.

(4)
Excludes $14 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)	Excludes $191 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when cash settlements will be made.
Financial Condition
At December 31, 2014, our net assets were $6.6 billion, representing total assets minus total liabilities, a decrease from $8.2 billion at December 31, 2013. The decrease was due primarily to share repurchases of $2.3 billion, dividends of $273 million, and an increase in Accumulated other comprehensive loss of $760 million related primarily to an increase in the post-retirement benefit obligation, partially offset by Net income of $1.4 billion for the year ended December 31, 2014. Working capital decreased by $110 million from $919 million at December 31, 2013 to $809 million at December 31, 2014.

Equity
Equity at December 31, 2014 was $6.6 billion, a decrease of $1.6 billion from December 31, 2013. The decrease resulted primarily due to share repurchases of $2.3 billion, $273 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $760 million, partially offset by Net income of $1.4 billion.
The $760 million increase in Accumulated other comprehensive loss from December 31, 2013, primarily reflects the following:

•	negative net foreign currency translation adjustments of $504 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	an increase of $260 million in net post-retirement benefit obligations,

•	net derivative gains of $5 million, and

•	net investment losses of $1 million.

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

Risk Solutions

Years ended December 31 (millions, except percentage data)	2014	2013	2012
Revenue	$7,834	$7,789	$7,632
Operating income	1,648	1,540	1,493
Operating margin	21.0%	19.8%	19.6%
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. During 2014, pricing was flat on average globally, and we would still consider this to be a "soft market." In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.
Additionally, continuing through 2014, we faced difficult conditions as a result of continued weakness in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.
Risk Solutions generated approximately 65% of our consolidated total revenues in 2014. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.
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
Revenue
Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

Years ended December 31	2014	2013	2012
Retail brokerage:
Americas	$3,288	$3,191	$3,071
International (1)	3,046	3,065	3,018
Total retail brokerage	6,334	6,256	6,089
Reinsurance brokerage	1,474	1,505	1,505
Total	$7,808	$7,761	$7,594
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
In 2014, commissions, fees and other revenue increased $47 million, or 1%, compared to 2013 due to 2% organic revenue growth, partially offset by a 1% unfavorable impact from foreign currency exchange rates.
Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	3%	(2)%	1%	4%
International (1)	(1)	(1)	(2)	2
Total retail brokerage	1	(2)	—	3
Reinsurance brokerage	(2)	(1)	—	(1)
Total	1%	(1)%	—%	2%
 ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
        Retail brokerage Commissions, fees and other revenue increased 1% in 2014 driven by 3% organic revenue growth, reflecting revenue growth in both the Americas and International businesses, partially offset by a 2% impact from unfavorable foreign currency exchange rates.
        Americas Commissions, fees and other revenue increased 3% in 2014 reflecting 4% organic revenue growth driven by strong growth across all regions and product lines, including record new business generation in US Retail, and a 1% increase in commissions and fees resulting from acquisitions, net of divestitures, partially offset by a 2% impact from unfavorable foreign currency exchange rates.
        International Commissions, fees and other revenue decreased 1% in 2014 reflecting 2% organic revenue growth driven by solid growth across Asia, the Pacific, and emerging markets, partially offset by a modest decline in continental Europe, a 2% decrease in commissions and fees resulting from acquisitions, net of divestitures, and a 1% impact from unfavorable foreign currency exchange rates.

        Reinsurance Commissions, fees and other revenue decreased 2% in 2014 reflecting a 1% unfavorable impact from foreign currency exchange rates and 1% decline in organic revenue growth due primarily to a significant unfavorable market impact in treaty, partially offset by net new business growth in treaty placements globally and growth in capital markets transactions and advisory business, as well as facultative placements.
Operating Income
Operating income increased $108 million, or 7%, from 2013 to $1.6 billion in 2014. In 2014, operating income margins in this segment were 21.0%, an increase of 120 basis points from 19.8% in 2013. Operating margin improvement was driven by solid organic revenue growth, return on investments, expense discipline and savings related to the restructuring programs, partially offset by a $61 million unfavorable impact from foreign currency exchange rates.
HR Solutions

Years ended December 31	2014	2013	2012
Revenue	$4,264	$4,057	$3,925
Operating income	485	318	289
Operating margin	11.4%	7.8%	7.4%
Our HR Solutions segment generated approximately 35% of our consolidated total revenues in 2014 and provides a broad range of human capital services, as follows:

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

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions in many markets around the globe continued throughout 2014 and have adversely impacted our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue
Commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2014	2013	2012
Consulting services	$1,700	$1,626	$1,585
Outsourcing	2,607	2,469	2,372
Intersegment	(43)	(38)	(32)
Total	$4,264	$4,057	$3,925
Commissions, fees and other revenue for HR Solutions increased $207 million, or 5%, in 2014 compared to 2013 due to 5% organic growth in commissions and fees in 2014.
Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2014 versus 2013 is as follows:

Year ended December 31	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	5%	—%	—%	5%
Outsourcing	6	—	—	6
Total	5%	—%	—%	5%
        Consulting services revenue increased $74 million, or 5%, due to organic revenue growth of 5%, driven by strong growth in investment consulting and for project work in retirement consulting, as well as growth across businesses in Asia, partially offset by a modest decline in continental Europe.
        Outsourcing revenue increased $138 million, or 6%, due to 6% organic revenue growth driven by strong growth in health care exchanges, new client wins in HR BPO and project related revenue in benefits administration.
Operating Income
Operating income was $485 million, an increase of $167 million, or 53%, from 2013. Margins in this segment for 2014 were 11.4%, an increase of 360 basis points from 7.8% in 2013. Operating margin improvement was driven by solid organic revenue growth and savings related to the global restructuring plan associated with our acquisition of Hewitt, partially offset by investments in long-term growth opportunities.
Unallocated Income and Expense
A reconciliation of our operating income to income before income taxes is as follows (in millions):

Years ended December 31	2014	2013	2012
Operating income (loss):
Risk Solutions	$1,648	$1,540	$1,493
HR Solutions	485	318	289
Unallocated	(167)	(187)	(186)
Operating income	1,966	1,671	1,596
Interest income	10	9	10
Interest expense	(255)	(210)	(228)
Other income	44	68	2
Income before income taxes	$1,765	$1,538	$1,380
Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses decreased $20 million in 2014 compared to 2013. The decrease in unallocated expenses is due primarily to decrease in expenses related to the Company's redomicile to the U.K. compared to such expenses in 2013 and expense discipline.

Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $1 million, or 11%, from 2013, due to marginally higher average interest rates globally.
Interest expense, which represents the cost of our worldwide debt obligations, increased $45 million, or 21%, from 2013, which is primarily reflects an increase in the total debt outstanding.
Other income decreased $24 million from $68 million in 2013 to $44 million in 2014. Other income in 2014 includes $24 million in gains on disposal of businesses, foreign exchange gains of $18 million, equity earnings of $12 million, and $4 million in gains on investments, partially offset by a $19 million loss from derivatives. Other income in 2013 includes $28 million in gains on investments, equity earnings of $20 million, foreign exchange gains of $13 million, and $10 million in gains on disposal of businesses, partially offset by $10 million loss from derivatives.
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
Revenue Recognition
Risk Solutions segment revenues primarily include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. We consider revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured. For brokerage commissions, revenue is typically recognized at the completion of the placement process, assuming all four criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. Our outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. We recognize revenues as services are performed, assuming all four criteria to recognize revenue have been met. We may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with our long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on our systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.

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
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada. Our significant U.S., U.K., Netherlands and Canadian pension plans are closed to new entrants. We have ceased crediting future benefits relating to salary and service for our U.S., U.K. and Canadian plans. In 2014, the Netherlands ceased crediting future benefits relating to service, but will continue to apply future salary increases to past service.
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
Unrecognized gains and losses that have been deferred in Other comprehensive income, as previously described, are amortized into Compensation and benefits expense as a component of periodic pension expense based on the average life expectancy of the U.S., the Netherlands, Canada, and U.K. plan members. We amortize any prior service expense or credits that arise as a result of plan changes over a period consistent with the amortization of gains and losses.
As of December 31, 2014, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2015 amortization of loss by country (amounts in millions):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,687	$1,737	$456
Amortization period (in years)	8 - 30	7 - 26	15 - 42
Estimated 2015 amortization of loss	$42	$54	$12
The unrecognized prior service cost at December 31, 2014 was $11 million, $22 million, and $3 million in the U.S., U.K. and Other plans.
For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2014, the market-related value of assets was $2.0 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2014, the fair value of plan assets was $2.0 billion.
Our non-U.S. plans use fair value to determine expected return on assets.
Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix as of December 31, 2014:

	U.K.	U.S.	Other
Expected return (in total)	5.2%	8.8%	4.7 - 5.6%
Expected return on equities (1)	7.7%	9.7%	6.3 - 7.8%
Expected return on fixed income	4.6%	6.5%	4.0 - 4.2%
Asset mix:
Target equity (1)	18.1%	70.0%	32.3 - 40%
Target fixed income	81.9%	30.0%	60 - 67.7%

(1)	Includes investments in infrastructure, real estate, limited partnerships and hedge funds.
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
The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2014 was 61% equity and 39% fixed income securities for the qualified plan.
The investment policy for each U.K. and non-U.S. pension plans is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K. and non-U.S. category, our target allocation presents a range of the target allocation of each plan. Further, target allocations are subject to change. As of December 31, 2014, the U.K. and non-U.S. plans were invested between 22% and 34% in equity and between 78% and 66% in fixed income securities.

Impact of changing economic assumptions
Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.
Holding all other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated liability discount rate would have on our projected benefit obligation at December 31, 2014 (in millions):

Estimated liability discount rate Increase (decrease) in projected benefit obligation of December 31, 2014 (1)	25 Basis Point Change in Discount Rate
	Increase	Decrease
U.K. plans	$(238)	$260
U.S. plans	(111)	117
Other plans	(63)	67

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated liability discount rate would have on our estimated 2015 pension expense (in millions):

25 Basis Point Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(5)	$4
U.S. plans	—	—
Other plans	—	—
Holding other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2015 pension expense (in millions):

	25 Basis Point Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(15)	$15
U.S. plans	(5)	5
Other plans	(3)	3
Estimated future contributions
We estimate contributions of approximately $220 million in 2015 as compared with $316 million in 2014.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer relationships, technology, non-compete agreements, or other purchased intangibles.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In the fourth quarter, we also test the acquired tradenames (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2014 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.
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
In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2014 and 2013, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2014. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
Restricted Share Units
Restricted share units ("RSUs") are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable.
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

Compensation cost is recognized over the performance period. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.
The largest performance-based share-based payment award plan is the Leadership Performance Plan ("LPP"), which has a three-year performance period. The 2012 to 2014 performance period ended on December 31, 2014, the 2011 to 2013 performance period ended on December 31, 2013, the 2010 to 2012 performance period ended on December 31, 2012, and the 2009 to 2011 performance period ended on December 31, 2011. The LPP currently has two open performance periods: 2013 to 2015 and 2014 to 2016. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2014 expense by approximately $1.9 million, while a 10% downward adjustment would have decreased our expense by approximately $6.0 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds. At December 31, 2014, we have hedged approximately 45% and 81% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2015 and 2016, respectively. In addition, we have hedged 81% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $28 million and $19 million at December 31, 2015 and 2016 respectively.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $17 million and $34 million to 2015 and 2016 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $47 million and $47 million to 2015 and 2016 pretax income, respectively.
We have long-term debt outstanding with a fair market value of $5.3 billion and $3.9 billion at December 31, 2014 and 2013, respectively. This fair value was greater than the carrying value by $469 million at December 31, 2014, and $208 million greater than the carrying value at December 31, 2013. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 8% or 10%, respectively at December 31, 2014 and 2013.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc
We have audited the accompanying consolidated statements of financial position of Aon plc as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon plc at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon plc's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.
Chicago, Illinois
February 23, 2015

Aon plc
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2014	2013	2012
Revenue
Commissions, fees and other		$12,019	$11,787	$11,476
Fiduciary investment income		26	28	38
Total revenue		12,045	11,815	11,514
Expenses
Compensation and benefits		7,014	6,945	6,709
Other general expenses		3,065	3,199	3,209
Total operating expenses		10,079	10,144	9,918
Operating income		1,966	1,671	1,596
Interest income		10	9	10
Interest expense		(255)	(210)	(228)
Other income		44	68	2
Income before income taxes		1,765	1,538	1,380
Income taxes		334	390	360
Net income		1,431	1,148	1,020
Less: Net income attributable to noncontrolling interests		34	35	27
Net income attributable to Aon shareholders		$1,397	$1,113	$993
Basic net income per share attributable to Aon shareholders		$4.73	$3.57	$3.02
Diluted net income per share attributable to Aon shareholders		$4.66	$3.53	$2.99
Cash dividends per share paid on ordinary shares		$0.92	$0.68	$0.62
Weighted average ordinary shares outstanding - basic		295.5	311.4	328.5
Weighted average ordinary shares outstanding - diluted		299.6	315.4	332.6
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

(millions)	Years Ended December 31	2014	2013	2012
Net income		$1,431	$1,148	$1,020
Less: Net income attributable to noncontrolling interests		34	35	27
Net income attributable to Aon shareholders		$1,397	$1,113	$993
Other comprehensive (loss) gain, net of tax:
Change in fair value of investments		(1)	1	—
Change in fair value of derivatives		5	6	9
Foreign currency translation adjustments		(507)	(65)	109
Post-retirement benefit obligation		(260)	293	(358)
Total other comprehensive (loss) income		(763)	235	(240)
Less: Other comprehensive (loss) income attributable to noncontrolling interests		(3)	(1)	—
Total other comprehensive (loss) income attributable to Aon shareholders		(760)	236	(240)
Comprehensive income attributable to Aon shareholders		$637	$1,349	$753
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

(millions, except nominal value)	As of December 31	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$374	$477
Short-term investments		394	523
Receivables, net		2,815	2,896
Fiduciary assets		11,638	11,871
Other current assets		602	563
Total Current Assets		15,823	16,330
Goodwill		8,860	8,997
Intangible assets, net		2,520	2,578
Fixed assets, net		765	791
Investments		143	132
Non-current deferred tax assets		144	193
Other non-current assets		1,517	1,230
TOTAL ASSETS		$29,772	$30,251
LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$11,638	$11,871
Short-term debt and current portion of long-term debt		783	703
Accounts payable and accrued liabilities		1,805	1,931
Other current liabilities		788	906
Total Current Liabilities		15,014	15,411
Long-term debt		4,799	3,686
Non-current deferred tax liabilities		313	420
Pension, other post retirement, and post employment liabilities		2,141	1,607
Other non-current liabilities		874	932
TOTAL LIABILITIES		23,141	22,056
EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2014 - 280.0; 2013 - 300.7)		3	3
Additional paid-in capital		5,097	4,785
Retained earnings		4,605	5,731
Accumulated other comprehensive loss		(3,134)	(2,374)
TOTAL AON SHAREHOLDERS' EQUITY		6,571	8,145
Noncontrolling interests		60	50
TOTAL EQUITY		6,631	8,195
TOTAL LIABILITIES AND EQUITY		$29,772	$30,251
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders' Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total
Balance at January 1, 2012	386.4	$4,407	$8,594	$(2,553)	$(2,370)	$42	$8,120
Net income	—	—	993	—	—	27	1,020
Retirement of treasury shares	(60.0)	(60)	(2,412)	2,472	—	—	—
Shares issued — employee benefit plans	4.0	29	—	—	—	—	29
Shares purchased	(19.5)	—	(1,025)	(100)	—	—	(1,125)
Shares reissued — employee benefit plans	—	(181)	(13)	181	—	—	(13)
Tax benefit — employee benefit plans	—	33	—	—	—	—	33
Share-based compensation expense	—	212	—	—	—	—	212
Dividends to shareholders	—	—	(204)	—	—	—	(204)
Net change in fair value of derivatives	—	—	—	—	9	—	9
Net foreign currency translation adjustments	—	—	—	—	109	—	109
Net post-retirement benefit obligation	—	—	—	—	(358)	—	(358)
Purchase of subsidiary shares from non-controlling interest	—	(1)	—	—	—	1	—
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(27)	(27)
Balance at December 31, 2012	310.9	4,439	5,933	—	(2,610)	43	7,805
Net income	—	—	1,113	—	—	35	1,148
Shares issued — employee benefit plans	0.7	28	(1)	—	—	—	27
Shares issued — employee compensation	5.9	(50)	—	—	—	—	(50)
Shares purchased	(16.8)	—	(1,102)	—	—	—	(1,102)
Tax benefit — employee benefit plans	—	74	—	—	—	—	74
Share-based compensation expense	—	300	—	—	—	—	300
Dividends to shareholders	—	—	(212)	—	—	—	(212)
Net change in fair value of investments	—	—	—	—	1	—	1
Net change in fair value of derivatives	—	—	—	—	6	—	6
Net foreign currency translation adjustments	—	—	—	—	(64)	(1)	(65)
Net post-retirement benefit obligation	—	—	—	—	293	—	293
Purchase of subsidiary shares from non-controlling interest	—	(3)	—	—	—	(8)	(11)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(19)	(19)
Balance at December 31, 2013	300.7	4,788	5,731	—	(2,374)	50	8,195
Net income	—	—	1,397	—	—	34	1,431
Shares issued — employee benefit plans	0.4	26	—	—	—	—	26
Shares issued — employee compensation	4.7	(131)	—	—	—	—	(131)
Shares purchased	(25.8)	—	(2,250)	—	—	—	(2,250)
Tax benefit — employee benefit plans	—	89	—	—	—	—	89
Share-based compensation expense	—	328	—	—	—	—	328
Dividends to shareholders	—	—	(273)	—	—	—	(273)
Net change in fair value of investments	—	—	—	—	(1)	—	(1)
Net change in fair value of derivatives	—	—	—	—	5	—	5
Net foreign currency translation adjustments	—	—	—	—	(504)	(3)	(507)
Net post-retirement benefit obligation	—	—	—	—	(260)	—	(260)
Sales of subsidiary shares to non-controlling interest	—	—	—	—	—	3	3
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(24)	(24)
Balance at December 31, 2014	280.0	$5,100	$4,605	$—	$(3,134)	$60	$6,631
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,431	$1,148	$1,020
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net		(44)	(65)	—
Depreciation of fixed assets		242	240	232
Amortization of intangible assets		352	395	423
Share-based compensation expense		328	300	212
Deferred income taxes		(135)	(14)	(95)
Change in assets and liabilities:
Fiduciary receivables		(19)	(4)	(1,402)
Short-term investments — funds held on behalf of clients		(403)	156	239
Fiduciary liabilities		422	(152)	1,163
Receivables, net		(25)	141	106
Accounts payable and accrued liabilities		(81)	48	(37)
Restructuring reserves		(83)	15	(46)
Current income taxes		42	(116)	185
Pension, other post-retirement and other post-employment liabilities		(340)	(502)	(585)
Other assets and liabilities		(45)	43	4
CASH PROVIDED BY OPERATING ACTIVITIES		1,642	1,633	1,419
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments		52	93	178
Purchases of long-term investments		(20)	(15)	(12)
Net sales (purchases) of short-term investments — non-fiduciary		110	(174)	440
Acquisition of businesses, net of cash acquired		(479)	(54)	(162)
Proceeds from sale of businesses		48	40	2
Capital expenditures		(256)	(229)	(269)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES		(545)	(339)	177
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase		(2,250)	(1,102)	(1,125)
Issuance of shares for employee benefit plans		65	98	118
Issuance of debt		5,239	4,906	733
Repayment of debt		(3,918)	(4,679)	(1,077)
Cash dividends to shareholders		(273)	(212)	(204)
Sales (purchases) of shares to (from) noncontrolling interests		3	(8)	(4)
Dividends paid to noncontrolling interests		(24)	(19)	(27)
Proceeds from sale-leaseback		25	—	—
CASH USED FOR FINANCING ACTIVITIES		(1,133)	(1,016)	(1,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(67)	(92)	9
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(103)	186	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		477	291	272
CASH AND CASH EQUIVALENTS AT END OF YEAR		$374	$477	$291
Supplemental disclosures:
Interest paid		$245	$206	$232
Income taxes paid, net of refunds		337	445	238
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
Use of Estimates
The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
2.    Summary of Significant Accounting Principles and Practices
Revenue Recognition
Risk Solutions segment revenues primarily include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured. For brokerage commissions, revenue is typically recognized at the completion of the placement process, assuming all four criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all four criteria to recognize revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
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
At December 31, 2014, Cash and cash equivalents and Short-term investments were $768 million compared to $1.0 billion at December 31, 2013. Of the total balance, $169 million and $214 million was restricted as to its use at December 31, 2014 and 2013, respectively. Included within that amount, at December 31, 2014, the Company is required to hold £40.5 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  At December 31, 2013, the Company was required to hold £77 million of operating funds in Short-term investments. These operating funds, when translated to U.S. dollars, were equal to $63 million and $126 million at December 31, 2014 and 2013, respectively. In addition, Cash and cash equivalents included additional restricted balances of $106 million and $88 million at December 31, 2014 and 2013, respectively. The restricted balances primarily relate to cash required to be held as collateral.
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
Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $4.0 billion and $3.8 billion at December 31, 2014 and 2013, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts
The Company's allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $74 million and $90 million at December 31, 2014 and 2013, respectively.
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

Intangible assets include customer related and contract based assets representing primarily client relationships and non-compete agreements, tradenames, and marketing and technology related assets. These intangible assets, with the exception of tradenames, are amortized over periods ranging from 1 to 16 years, with a weighted average original life of 11 years. Tradenames are generally not amortized as such assets have been determined to have indefinite useful lives, and are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
Derivatives
Derivative instruments are recognized in the Consolidated Statements of Financial Position at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in other assets or other liabilities. Changes in the fair value of derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.
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
For a derivative designated as a hedging instrument, the changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income ("OCI") and subsequently reclassified to earnings in the same period the hedged item impacts earnings. The ineffective portion of the change in fair value is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.
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
When hedge accounting is discontinued and the derivative continues to exist but the forecasted transaction is probable of occurrence, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, and continues to defer the derivative gain or loss accumulated in OCI (unless the forecasted transaction is deemed probable not to occur, at which time it would be reclassified to earnings) until the hedged forecasted transaction affects earnings.
Foreign Currency
Certain of the Company's non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of stockholders' equity in Accumulated other comprehensive loss in the Consolidated Statements of Financial Position. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a loss of $1 million in 2014, a gain of $3 million in 2013 and a loss of $16 million in 2012. Included in these amounts were hedging losses of $19 million in 2014, hedging losses of $10 million in 2013, and hedging gains of $3 million in 2012.
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
The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Tax positions that meet the more likely than not recognition threshold but are not highly certain are initially and subsequently measured based on the largest amount of benefit that is greater than 50% likely of being realized upon settlement with the taxing authority.  Only information that is available at the reporting date is considered in the Company's recognition and measurement analysis, and events or changes in facts and circumstances are accounted for in the period in which the event or change in circumstance occurs.
The Company records penalties and interest related to unrecognized tax benefits in Income taxes in the Company's Consolidated Statements of Income.
New Accounting Pronouncements
Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2017 and early adoption is not permitted. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Consolidated Financial Statements cannot be determined at this time. The Company is also working to determine the appropriate method of transition to the guidance.
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
3.    Other Financial Data
Consolidated Statements of Income Information
Other Income
Other income consists of the following (in millions):

Years ended December 31	2014	2013	2012
Equity earnings	$12	$20	$13
Gain on investments	4	28	7
Gain on disposal of business	24	10	1
Foreign currency remeasurement gain (loss)	18	13	(19)
Derivative (loss) gain	(19)	(10)	3
Other	5	7	(3)
	$44	$68	$2
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

Years ended December 31,	2014	2013	2012
Balance at beginning of year	$90	$118	$104
Provision charged to operations	12	9	45
Accounts written off, net of recoveries	(33)	(38)	(30)
Effect of exchange rate changes	5	1	(1)
Balance at end of year	$74	$90	$118

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2014	2013
Taxes receivable	$311	$204
Prepaid expenses	164	229
Deferred project costs	102	98
Other	25	32
	$602	$563
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2014	2013
Software	$1,020	$997
Leasehold improvements	413	434
Computer equipment	347	341
Furniture, fixtures and equipment	313	323
Construction in progress	94	70
Other	124	124
	2,311	2,289
Less: Accumulated depreciation	1,546	1,498
Fixed assets, net	$765	$791
Depreciation expense, which includes software amortization, was $242 million, $240 million, and $232 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2014	2013
Prepaid pension (1)	$933	$567
Deferred project costs	250	273
Taxes receivable	101	108
Other	233	282
	$1,517	$1,230
  ______________________________________________

(1)	Increase in prepaid pensions is primarily due to actuarial changes and cash contributions made to the U.K. pension plans.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2014	2013
Deferred revenue	$408	$475
Taxes payable	66	184
Other	314	247
	$788	$906

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2014	2013
Taxes payable	$210	$184
Leases	184	204
Deferred revenue	167	134
Compensation and benefits	57	105
Other	256	305
	$874	$932
4.    Acquisitions and Dispositions
In 2014, the Company completed the acquisition of eleven businesses in the Risk Solutions segment and two businesses in the HR Solutions segment.
In 2013, the Company completed the acquisition of eight businesses in the Risk Solutions segment and three businesses in the HR Solutions segment.
The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

Years ended December 31	2014	2013
Consideration	$461	$54
Intangible assets:
Goodwill	$292	$38
Other intangible assets	328	28
Total	$620	$66
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Dispositions
During 2014, the Company completed the disposition of two businesses in the Risk Solutions segment. Total pretax gains of $24 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.
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

5.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2013	$5,982	$2,961	$8,943
Goodwill related to acquisitions	36	2	38
Goodwill related to disposals	(9)	(3)	(12)
Goodwill related to other prior year acquisitions	(2)	17	15
Foreign currency translation	13	—	13
Balance as of December 31, 2013	$6,020	$2,977	$8,997
Goodwill related to acquisitions	287	5	292
Goodwill related to disposals	(14)	—	(14)
Goodwill related to other prior year acquisitions	(8)	—	(8)
Transfer	(2)	2	—
Foreign currency translation	(372)	(35)	(407)
Balance as of December 31, 2014	$5,911	$2,949	$8,860
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019
Intangible assets with finite lives:
Customer related and contract based	2,952	1,579	1,373	2,720	1,310	1,410
Technology and other	571	443	128	584	435	149
	$4,542	$2,022	$2,520	$4,323	$1,745	$2,578
Amortization expense from finite-lived intangible assets was $352 million, $395 million and $423 million during 2014, 2013 and 2012, respectively.
The estimated future amortization for finite lived intangible assets as of December 31, 2014 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
2015	$113	$209	$322
2016	103	175	278
2017	93	139	232
2018	80	92	172
2019	69	74	143
Thereafter	186	168	354
	$644	$857	$1,501

6.    Restructuring
Aon Hewitt Restructuring Plan
On October 14, 2010, the Company announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt Associates, Inc. The Aon Hewitt Plan was intended to streamline operations across the combined Aon Hewitt organization. The Company incurred all remaining costs for the Aon Hewitt Plan and the plan was closed in the fourth quarter of 2013. For the year ended December 31, 2014, no charges were taken under the Aon Hewitt Plan. For year ended December 31, 2013, $174 million of restructuring expenses were charged, of which $94 million and $80 million were in the Risk Solutions segment and HR Solutions segment, respectively. For the year ended December 31, 2012, $98 million of restructuring expenses were charged, of which $32 million and $66 million were in the Risk Solutions segment and HR Solutions segment, respectively.
As of December 31, 2013, the remaining liabilities for the Company's restructuring plans were $166 million. During the year ended December 31, 2014, the Company made cash payments of $83 million, resulting in remaining restructuring liabilities of $76 million as of December 31, 2014. The remaining $7 million reduction is due to fluctuation in foreign exchange rates. The Company's unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.
7.    Investments
The Company earns income on cash balances and investments, as well as on premium trust balances that the Company maintains for premiums collected from insureds but not yet remitted to insurance companies, and funds held under the terms of certain outsourcing agreements to pay certain obligations on behalf of clients. Premium trust balances and receivables, as well as a corresponding liability, are included in Fiduciary assets and Fiduciary liabilities in the accompanying Consolidated Statements of Financial Position.
The Company's interest-bearing assets and other investments are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2014	2013
Cash and cash equivalents	$374	$477
Short-term investments	394	523
Fiduciary assets (1)	3,984	3,778
Investments	143	132
	$4,895	$4,910

(1)	Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.
The Company's investments are as follows (in millions):

As of December 31	2014	2013
Equity method investments (2)	$124	$113
Other investments, at cost	12	10
Fixed-maturity securities	7	9
	$143	$132

(2)	The increase in equity method investments is primarily due to contributions to limited partnerships.

8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2014	2013
2.875% Senior Notes due May 2026	$605	$—
3.50% Senior Notes due September 2015	599	599
5.00% Senior Notes due September 2020	599	599
3.50% Senior Notes due June 2024	597	—
4.60% Senior Notes due June 2044	549	—
8.205% Junior Subordinated Notes due January 2027	521	521
3.125% Senior Notes due May 2016	500	500
4.00% Senior Notes due November 2023	349	349
4.76% Senior Notes due March 2018	322	352
6.25% Senior Notes due September 2040	298	298
4.45% Senior Notes due May 2043	248	248
4.25% Senior Notes due December 2042	196	195
6.25% Senior Notes due July 2014	—	685
Commercial paper	168	—
Other	31	43
Total debt	5,582	4,389
Less short-term and current portion of long-term debt	783	703
Total long-term debt	$4,799	$3,686
Revolving Credit Facilities
As of December 31, 2014, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015 (the "2015 Facility"). Aon Corporation entered into the 2015 Facility on October 15, 2010 (Aon plc became a borrower under such facility on April 29, 2013) and Aon plc entered into the 2017 Facility on March 20, 2012. On February 2, 2015, Aon plc replaced the 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2014, Aon plc had no borrowings under, and was in compliance with these financial covenants and all other covenants contained in, the 2015 Facility and 2017 Facility.
Debt Issuances
On August 12, 2014, Aon plc issued $350 million of 3.50% Senior Notes due June 2024. The 3.50% Notes due 2024 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $250 million of 3.50% Notes due June 2024 that was issued by Aon plc on May 20, 2014 concurrently with Aon plc's issuance of $550 million of 4.60% Notes due June 2044. Aon plc used the proceeds for working capital and general corporate purposes.

On May 7, 2014, Aon plc issued €500 million of 2.875% Senior Notes due May 2026. Aon plc used the proceeds of the issuance for, among other purposes, the repayment at maturity of Aon plc's then outstanding €500 million of 6.25% Notes due July 2014.

On November 21, 2013, Aon plc issued $350 million in aggregate principal amount of 4.00% Senior Notes due 2023. Aon plc used the proceeds to repay commercial paper borrowings and for general corporate purposes.

On May 21, 2013, Aon plc issued $250 million in aggregate principal amount of 4.45% Senior Notes due 2043. Aon plc used the proceeds to repay commercial paper borrowings and for general corporate purposes.

On April 15, 2013, Aon plc issued $256 million in aggregate principal amount of 4.250% Senior Notes due 2042 in exchange on a registered basis for $90 million in aggregate principal amount of 4.250% Senior Notes due 2042 that were issued by Aon plc on March 8, 2013 and $166 million aggregate principal amount of the 4.250% Senior Notes due 2042 that were issued by Aon plc on December 12, 2012. Aon plc used the proceeds of the December 12, 2012 issuance of 4.25% Senior Notes due 2042 for, among other purposes, to retire a portion of the 8.205% Junior Subordinated Notes due January 2027.

Each of the notes described above is fully and unconditionally guaranteed by Aon Corporation. The 3.50% Senior Notes due 2015, 5.00% Senior Notes due 2020, 3.125% Senior Notes due 2016 and 8.205% Junior Subordinated Notes due January 2027 identified in the table above were issued by Aon Corporation and are fully and unconditionally guaranteed by Aon plc. The 4.76% Senior Notes due March 2018 identified in the table above were issued by a Canadian subsidiary of Aon Corporation and are fully and unconditionally guaranteed by Aon plc and Aon Corporation. Each of the notes described above and identified in the table above contains customary representations, warranties and covenants, and we were in compliance with all such covenants as of December 31, 2014.

During the year ended December 31, 2014, Aon Corporation's $600 million 3.50% Senior Notes due September 2015 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program which provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $168 million commercial paper outstanding at December 31, 2014, which was included in Short-term debt in the Company's Consolidated Statements of Financial Position, and no commercial paper outstanding at December 31, 2013. The weighted average commercial paper outstanding for 2014 and 2013 was $308 million and $339 million, respectively. The weighted average interest rate of the commercial paper outstanding during both 2014 and 2013 was 0.35%.
Repayments of total debt are as follows (in millions):

2015	$783
2016	511
2017	3
2018	323
2019	—
Thereafter	3,962
$5,582
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
In November 2011, the Company entered into an agreement to lease 190,000 square feet in a building to be constructed at 122 Leadenhall in London, United Kingdom. In August 2014, upon practical completion of the construction, the Company entered into the leases. Aon expects to move into the new building in 2015 when it exercises an early break option at the Devonshire Square location.

Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2014	2013	2012
Rental expense	$455	$520	$536
Sub lease rental income	75	77	72
Net rental expense	$380	$443	$464
At December 31, 2014, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, net of sublease rental income, are as follows (in millions):

2015	$362
2016	333
2017	297
2018	270
2019	240
Thereafter	876
Total minimum payments required	$2,378
10.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2014	2013	2012
Income before income taxes:
U.K.	$347	$96	$36
U.S.	(55)	349	468
Other	1,473	1,093	876
Total	$1,765	$1,538	$1,380
Income tax expense (benefit):
Current:
U.K.	$1	$(18)	$(10)
U.S. federal	156	111	170
U.S. state and local	75	52	57
Other	236	259	238
Total current tax expense	$468	$404	$455
Deferred tax expense (benefit):
U.K.	$38	$43	$46
U.S. federal	(133)	(48)	(83)
U.S. state and local	(24)	10	(10)
Other	(15)	(19)	(48)
Total deferred tax benefit	$(134)	$(14)	$(95)
Total income tax expense	$334	$390	$360
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

A reconciliation of the income tax provisions based on the Company's domicile and statutory rate at each reporting period is performed. The 2014, 2013 and 2012 reconciliations are based on the U.K. statutory corporate tax rate of 21.5%, 23%, and 24%, respectively. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2014	2013	2012
Statutory tax rate	21.5%	23.0%	24.0%
U.S. state income taxes, net of U.S. federal benefit	1.5	2.6	2.2
Taxes on international operations (1)	(8.9)	(4.4)	0.6
Nondeductible expenses	1.7	1.4	2.0
Adjustments to prior year tax requirements	0.9	0.1	(1.3)
Deferred tax adjustments, including statutory rate changes	(0.7)	1.4	0.7
Deferred tax adjustments, international earnings	1.0	3.3	—
Adjustments to valuation allowances	0.6	(1.7)	(5.6)
Change in uncertain tax positions	1.7	(0.3)	3.1
Other — net	(0.4)	—	0.4
Effective tax rate	18.9%	25.4%	26.1%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 21.5%, 23% and 24% at December 31, 2014, 2013 and 2012, respectively. In 2014 and 2013, the benefit to the Company's effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures.

The components of the Company's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2014	2013
Deferred tax assets:
Employee benefit plans	$739	$623
Net operating/capital loss and tax credit carryforwards	295	354
Other accrued expenses	44	48
Investment basis differences	45	50
Accrued interest	303	94
Other	46	58
Total	1,472	1,227
Valuation allowance on deferred tax assets	(205)	(127)
Total	$1,267	$1,100
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(1,058)	$(1,074)
Unremitted earnings	(28)	(51)
Deferred revenue	(28)	(27)
Other accrued expenses	(40)	(39)
Unrealized investment gains	(8)	—
Unrealized foreign exchange gains	(44)	(27)
Other	(20)	(64)
Total	$(1,226)	$(1,282)
Net deferred tax asset (liability)	$41	$(182)

Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2014	2013
Deferred tax assets — current (1)	$212	$93
Deferred tax assets — non-current	144	193
Deferred tax liabilities — current (1)	(2)	(48)
Deferred tax liabilities — non-current	(313)	(420)
Net deferred tax asset (liability)	$41	$(182)

(1)	Included in Other current assets and Other current liabilities.
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss and interest expense carryforwards.  Valuation allowances increased by $78 million in 2014, primarily attributable to increases in the valuation allowance related to capital loss and interest expense carryforwards.
The Company recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $89 million, $74 million and $33 million in 2014, 2013 and 2012, respectively.
During 2014 the Company changed its assertion on a portion of undistributed earnings and U.S. deferred income taxes of $28 million were accrued. Undistributed earnings of non-U.S. entities were approximately $2.2 billion at December 31, 2014. U.S. income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in those subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
At December 31, 2014 and 2013, the Company had U.K. operating loss carryforwards of $154 million and $660 million and capital loss carryforwards of $380 million and $270 million, respectively. In addition, at December 31, 2014 and 2013, the Company had U.S. federal operating loss carryforwards of $18 million and $25 million, and U.S. state operating loss carryforwards of $451 million and $412 million, respectively. In other non-U.S. jurisdictions, the Company had operating loss carryforwards of $325 million and $287 million and capital loss carryforwards of $223 million and $86 million as of December 31, 2014 and 2013, respectively. The UK operating losses and capital losses have an indefinite carryforward. The federal operating loss carryforwards as of December 31, 2014 expire at various dates from 2020 to 2030 and the state operating loss carryforwards as of December 31, 2014 expire at various dates from 2015 to 2034. Operating and capital losses, in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2015.
During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $7 million and $3 million during the years ended December 31, 2014 and 2013, respectively. No benefit was realized for the year ended December 31, 2012. The diluted earnings per share impact of this tax holiday was $0.02, $0.01, and $0.00 during the years ended December 31, 2014, 2013, and 2012, respectively.
Uncertain Tax Positions
The following is a reconciliation of the Company's beginning and ending amount of uncertain tax positions (in millions):

	2014	2013
Balance at January 1	$164	$156
Additions based on tax positions related to the current year	31	22
Additions for tax positions of prior years	10	69
Reductions for tax positions of prior years	(6)	(70)
Settlements	—	(10)
Business combinations	5	—
Lapse of statute of limitations	(11)	(3)
Foreign currency translation	(2)	—
Balance at December 31	$191	$164

The Company's liability for uncertain tax positions as of December 31, 2014, 2013, and 2012, includes $154 million, $141 million, and $156 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. Aon accrued potential interest and penalties of $4 million, $2 million, and $6 million in 2014, 2013, and 2012, respectively. The Company recorded a liability for interest and penalties of $31 million, $27 million, and $23 million as of December 31, 2014, 2013, and 2012, respectively.
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
As a U.K. incorporated company, the Company is required under U.K. law have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2014 and 2013, the Company had distributable reserves in excess of $4.0 billion and $5.9 billion, respectively.
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
The 2010 Stock Repurchase Program, which related to common stock of Aon Corporation and preceded the Redomestication, did not extend to shares of Aon plc. In April 2012, the Company's Board of Directors therefore authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). In November 2014, the Company's Board of Directors authorized a new $5.0 billion share repurchase program in addition to the existing program ("2014 Share Repurchase Program"). Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
In 2014, the Company repurchased 25.8 million shares at an average price per share of $87.18 for a total cost of $2.3 billion under the 2012 Share Repurchase Plan. During 2013, the Company repurchased 16.8 million shares at an average price per share of $65.65 for a total cost of $1.1 billion under the 2012 Share Repurchase Plan. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program and 2014 Share Repurchase Program is $5.6 billion. Since the program's inception in 2012, the Company repurchased a total of 62.1 million shares for an aggregate cost of $4.4 billion.

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
Net income, attributable to participating securities was $12 million, $11 million, and $11 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Shares for basic earnings per share (1)	295.5	311.4	328.5
Common stock equivalents	4.1	4.0	4.1
Shares for diluted earnings per share	299.6	315.4	332.6

(1)	Includes 3.0 million, 3.9 million and 4.7 million shares of participating securities for the years ended December 31, 2014, 2013, and 2012 respectively.
Certain ordinary share equivalents may not be included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 0.0 million in 2014, 0.0 million in 2013 and 0.2 million in 2012.
Dividends
During 2014, 2013, and 2012, the Company paid dividends on its Class A Ordinary Shares of $273 million, $212 million, and $204 million, respectively. Dividends paid per Class A Ordinary Share were $0.92, $0.68 and $0.62 for the years ended December 31, 2014, 2013, and 2012 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at January 1, 2012	$—	$(37)	$124	$(2,457)	$(2,370)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	—	(19)	109	(598)	(508)
Tax benefit	—	7	—	164	171
Other comprehensive loss before reclassifications, net	—	(12)	109	(434)	(337)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	33	—	110	143
Tax benefit	—	(12)	—	(34)	(46)
Amounts reclassified from accumulated other comprehensive loss, net	—	21	—	76	97
Net current period other comprehensive (loss) income	—	9	109	(358)	(240)
Balance at December 31, 2012	—	(28)	233	(2,815)	(2,610)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	27	(12)	(65)	336	286
Tax benefit	(13)	5	1	(136)	(143)
Other comprehensive loss before reclassifications, net	14	(7)	(64)	200	143
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	(20)	21	—	131	132
Tax benefit	7	(8)	—	(38)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	(13)	13	—	93	93
Net current period other comprehensive (loss) income	1	6	(64)	293	236
Balance at December 31, 2013	1	(22)	169	(2,522)	(2,374)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(2)	(11)	(492)	(563)	(1,068)
Tax benefit	1	3	(12)	229	221
Other comprehensive loss before reclassifications, net	(1)	(8)	(504)	(334)	(847)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	20	—	106	126
Tax benefit	—	(7)	—	(32)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	—	13	—	74	87
Net current period other comprehensive (loss) income	(1)	5	(504)	(260)	(760)
Balance at December 31, 2014	$—	$(17)	$(335)	$(2,782)	$(3,134)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its U.S, U.K, Netherlands and Canada employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2014	2013	2012
U.S.	$123	$123	$115
U.K.	42	45	41
Other (1)	30	18	13
	$195	$186	$169
(1) Other includes the Netherlands and Canada
Pension and Other Post-retirement Benefits
The Company sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S, U.K, Netherlands and Canadian pension plans are closed to new entrants.
Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2014 and 2013 and a statement of the funded status as of December 31, 2014 and 2013, for the material U.K. plans, U.S. plans and other plans, which are located in the Netherlands and Canada. These plans represent approximately 93% of the Company's projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation
At January 1	$5,106	$4,944	$2,744	$2,884	$1,252	$1,323
Service cost	1	1	2	7	—	18
Interest cost	230	210	129	114	47	45
Participant contributions	—	—	—	—	—	1
Plan amendment	—	—	—	12	—	—
Curtailments	—	—	—	—	(16)	(1)
Plan transfer and acquisitions	—	—	13	115	—	—
Actuarial loss (gain)	(211)	145	265	17	(5)	1
Benefit payments	(192)	(186)	(130)	(128)	(51)	(44)
Actual expenses	—	—	—	—	(2)	(1)
Change in discount rate	902	(95)	327	(277)	324	(85)
Foreign currency impact	(307)	87	—	—	(150)	(5)
At December 31	$5,529	$5,106	$3,350	$2,744	$1,399	$1,252
Accumulated benefit obligation at end of year	$5,529	$5,106	$3,350	$2,744	$1,316	$1,177
Change in fair value of plan assets
At January 1	$5,398	$4,860	$1,855	$1,631	$1,061	$1,009
Actual return on plan assets	1,199	304	190	199	253	34
Participant contributions	—	—	—	—	—	1
Employer contributions	166	316	121	153	28	55
Plan transfer and acquisitions	—	—	—	—	—	—
Benefit payments	(192)	(186)	(130)	(128)	(51)	(44)
Actual Expenses	—	—	—	—	(2)	(1)
Foreign currency impact	(347)	104	—	—	(128)	7
At December 31	$6,224	$5,398	$2,036	$1,855	$1,161	$1,061
Market related value at end of year	$6,224	$5,398	$1,950	$1,765	$1,161	$1,061
Amount recognized in Statement of Financial Position at December 31
Funded status	$695	$292	$(1,314)	$(889)	$(238)	$(191)
Unrecognized prior-service cost	22	24	11	12	3	3
Unrecognized loss	1,687	2,012	1,737	1,219	456	402
Net amount recognized	$2,404	$2,328	$434	$342	$221	$214
Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Prepaid benefit cost (1)	$918	$549	$—	$—	$—	$1
Accrued benefit liability (2)	(223)	(257)	(1,314)	(889)	(238)	(192)
Accumulated other comprehensive loss	1,709	2,036	1,748	1,231	459	405
Net amount recognized	$2,404	$2,328	$434	$342	$221	$214

(1)	Included in Other non-current assets

(2)	Included in Pension, other post retirement, and post employment liabilities

Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 and 2013 consist of (in millions):

	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Net loss	$1,687	$2,012	$1,737	$1,219	$456	$402
Prior service cost	22	24	11	12	3	3
	$1,709	$2,036	$1,748	$1,231	$459	$405
In 2014, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $3.3 billion, an ABO of $3.3 billion, and plan assets of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.3 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.2 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.2 billion.
In 2013, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.7 billion, an ABO of $2.7 billion, and plan assets of $1.9 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.0 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $0.4 billion and plan assets with a fair value of $0.3 billion.
The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.K.			U.S.			Other
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Service cost	$1	$1	$1	$2	$7	$—	$—	$18	$14
Interest cost	230	210	217	129	114	119	47	45	48
Expected return on plan assets	(326)	(302)	(274)	(157)	(139)	(127)	(59)	(59)	(49)
Amortization of prior-service cost	1	1	1	2	—	—	—	—	—
Amortization of net actuarial loss	52	49	43	42	52	43	10	23	17
Curtailment loss (gain) and other	—	—	—	—	—	—	(2)	—	—
Net periodic benefit cost	$(42)	$(41)	$(12)	$18	$34	$35	$(4)	$27	$30
The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.K.		U.S.		Other
	2014	2013	2014	2013	2014	2013
Discount rate	3.70%	4.55%	3.37-4.08%	3.97-4.87%	2.03-3.91%	3.60 - 4.71%
Rate of compensation increase	3.35-4.05%	3.70 - 4.40%	N/A	N/A	2.25-3.50%	2.25 - 3.50%
Underlying price inflation	1.95%	2.4%	N/A	N/A	2.00-2.50%	1.50 - 2.50%

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.55%	4.45%	4.80%	3.97- 4.87%	3.73 - 4.05%	4.33 – 4.60%	3.60- 4.71%	3.25 - 3.89%	4.40 - 4.94%
Expected return on plan assets	6.00%	6.30%	6.30%	8.80%	8.80%	8.80%	4.70 - 6.50%	4.60 - 6.50%	4.90 - 6.75%
Rate of compensation increase	3.70- 4.40%	3.25 - 3.85%	3.55%	NA	N/A	N/A	2.25- 3.50%	2.25 - 3.50%	2.25 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2015 are $56 million in the U.S. and $54 million outside the U.S.
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
No plan assets are expected to be returned to the Company during 2015.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. See Note 15 "Fair Value Measurements and Financial Instruments" for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company's U.S. pension plan assets at December 31, 2014 and December 31, 2013, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$68	$68		$—
Equity investments: (2)
Large cap domestic	329	329	—	—
Small cap domestic	85	22	63	—
Large cap international	258	114	144	—
Equity derivatives	285	209	76	—
Fixed income investments: (3)
Corporate bonds	503	—	151	352
Government and agency bonds	109	29	80	—
Asset-backed securities	20	—	20	—
Fixed income derivatives	49		49	—
Other investments:
Alternative investments (4)	272	—	—	272
Commodity derivatives (5)	(8)	—	(8)	—
Real estate and REITS (6)	66	66	—	—
Total	$2,036	$837	$575	$624

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options on a commodity index.

(6)	Consists of exchange traded REITS.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$53	$53	$—	$—
Equity investments: (2)
Large cap domestic	303	303	—	—
Small cap domestic	66	5	61	—
Large cap international	212	66	146	—
Equity derivatives	361	146	215	—
Fixed income investments: (3)
Corporate bonds	395	—	395	—
Government and agency bonds	96	—	96	—
Asset-backed securities	25	—	25	—
Fixed income derivatives	13	—	13	—
Other investments:
Alternative investments (4)	266	—	—	266
Commodity derivatives (5)	14	—	14	—
Real estate and REITS (6)	51	51	—	—
Total	$1,855	$624	$965	$266

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options on a commodity index.

(6)	Consists of exchange traded REITS.

The following table presents the changes in the Level 3 fair-value category in the Company's U.S. pension plans for the years ended December 31, 2014 and December 31, 2013 (in millions):

Fair Value Measurement Using Level 3 Inputs
Balance at January 1, 2013	$262
Actual return on plan assets:
Relating to assets still held at December 31, 2013	26
Relating to assets sold during 2013	4
Purchases, sales and settlements—net	(26)
Transfer in/(out) of Level 3	—
Balance at December 31, 2013	266
Actual return on plan assets:
Relating to assets still held at December 31, 2014	32
Relating to assets sold during 2014	5
Purchases, sales and settlements—net	321
Transfer in/(out) of Level 3	—
Balance at December 31, 2014	$624

The fair values of the Company's major U.K. pension plan assets at December 31, 2014 and December 31, 2013, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224	$224	$—	$—
Equity investments:
Pooled funds: (1)
Global	203		203	—
Europe	16	—	16	—
Equity securities — global (2)	127	127	—	—
Derivatives (2)	—	—	—	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	279		279	—
Fixed income securities (3)	3,292	3,292		—
Annuities	836	—	—	836
Derivatives (3)	233	—	233	—
Other investments:
Pooled funds: (1)
Real estate (4)	39	—	—	39
Alternative investments (5)	968	—	—	968
Real estate	7			7
Total	$6,224	$3,643	$731	$1,850

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$555	$555	$—	$—
Equity investments:
Pooled funds: (1)
Global	668	—	668	—
Europe	155	—	155	—
Equity securities — global (2)	171	171	—	—
Derivatives (2)	31	—	31	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	500	—	500	—
Fixed income securities (3)	2,043	2,043	—	—
Annuities	564	—	—	564
Derivatives (3)	142	—	142	—
Other investments:
Pooled funds: (1)
Real estate (4)	23	—	—	23
Alternative investments (5)	546	—	—	546
Total	$5,398	$2,769	$1,496	$1,133

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's U.K. pension plans for the years ended December 31, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Annuities	Real Estate	Alternative Investments	Total
Balance at January 1, 2013	$568	$70	$446	$1,084
Actual return on plan assets:
Relating to assets still held at December 31, 2013	(13)	1	32	20
Relating to assets sold during 2013	—	3	5	8
Purchases, sales and settlements—net	—	(50)	51	1
Transfers in/(out) of Level 3	—	—	—	—
Foreign exchange	9	(1)	12	20
Balance at December 31, 2013	564	23	546	1,133
Actual return on plan assets:
Relating to assets still held at December 31, 2014	(13)	3	319	309
Relating to assets sold during 2014	—	1	5	6
Purchases, sales and settlements—net	333	21	359	713
Transfers in/(out) of Level 3	—	—	(206)	(206)
Foreign exchange	(48)	(2)	(55)	(105)
Balance at December 31, 2014	$836	$46	$968	$1,850

The fair values of the Company's major other pension plan assets at December 31, 2014 and December 31, 2013, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12	$12	$—	$—
Equity investments:
Pooled funds: (1)
Global	295	—	295	—
North America	42	—	42	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	629	—	629	—
Derivatives	18	—	18	—
Fixed income securities (2)	35	—	35	—
Derivatives (2)	74	—	74	—
Other investments:
Pooled funds: (1)
Commodities	21	—	21	—
REITS	3	—	3	—
Alternative investments (4)	8	—	—	8
Derivatives	24	—	24	—
Total	$1,161	$12	$1,141	$8

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds: (1)
Global	318	—	318	—
North America	52	—	52	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	509	—	509	—
Derivatives	20	—	20	—
Fixed income securities (2)	61	—	61	—
Derivatives (2)	14	—	14	—
Other investments:
Pooled funds: (1)
Commodities	32	—	32	—
REITS	5	—	5	—
Real estate (3)	17	—	—	17
Alternative investments (4)	8	—	—	8
Derivatives	14	—	14	—
Total	$1,061	$11	$1,025	$25

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's other pension plans for the years ended December 31, 2014 and December 31, 2013 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Real Estate	Alternative Investments	Total
Balance at January 1, 2013	$17	$11	$28
Actual return on plan assets:
Relating to assets still held at December 31, 2013	(1)	1	—
Relating to assets sold during 2013	—	1	1
Purchases, sales and settlements—net	—	(4)	(4)
Transfers in/(out) of Level 3	—	—	—
Foreign exchange	1	(1)	—
Balance at December 31, 2013	17	8	25
Actual return on plan assets:
Relating to assets still held at December 31, 2014	—	1	1
Relating to assets sold during 2014	—	—	—
Purchases, sales and settlements—net	(17)	—	(17)
Transfers in/(out) of Level 3	—	—	—
Foreign exchange	—	(1)	(1)
Balance at December 31, 2014	$—	$8	$8
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 49% equity investments, 30% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2014, the weighted average targeted allocation for the U.K. and non-U.S. plans was 21% for equity investments and 79% for fixed income investments.
Cash Flows
Contributions
Based on current assumptions, in 2015, the Company expects to contribute approximately $65 million, $132 million, and $23 million to its U.K., U.S. and other significant international pension plans, respectively.

Estimated Future Benefit Payments
Estimated future benefit payments for plans are as follows at December 31, 2014 (in millions):

	U.K.	U.S.	Other
2015	$136	$155	$44
2016	145	163	46
2017	153	171	47
2018	161	182	48
2019	174	180	49
2020 – 2024	1,043	932	263
U.S. and Canadian Other Post-Retirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2014 and 2013 for the Company's other significant post-retirement benefit plans located in the U.S. and Canada (in millions):

	2014	2013
Accumulated projected benefit obligation	$116	$118
Fair value of plan assets	19	20
Funded status	(97)	(98)
Unrecognized prior-service credit	(4)	(9)
Unrecognized loss	15	18
Net amount recognized	$(86)	$(89)
Other information related to the Company's other post-retirement benefit plans are as follows:

	2014	2013	2012
Net periodic benefit cost recognized (millions)	$3	$4	$1
Weighted-average discount rate used to determine future benefit obligations	3.83 - 4.08	4.44 - 4.95	3.67 - 4.00
Weighted-average discount rate used to determine net periodic benefit costs	4.44 - 4.95	3.67 - 4.00	4.33 - 5.00
Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2014 are $15 million and $4 million of net loss and prior service credit, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2015 is $0.5 million and $1 million of net loss and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $5 million to fund significant other post-retirement benefit plans during 2015.

•	Estimated future benefit payments will be approximately $6 million each year for 2015 through 2019, and $33 million in aggregate for 2020-2024.
The accumulated post-retirement benefit obligation is increased by $6 million and decreased by $6 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.6 million and decreased by $0.6 million by a respective 1% increase or decrease to the assumed healthcare trend rate.
For most of the participants in the U.S. plan, Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Although the net employer trend rates range from 7% to 4% per year, because of this cap, these plans are effectively limited to 4% per year in the future. During 2012, Aon recognized a plan amendment that phases out post-retirement coverage in its U.S. plan over the next two years. The amendment resulted in recognition of prior service credits of $5 million in 2012 in net periodic benefit cost. The impact of this amendment also resulted in a new prior service credit of $10 million which will impact net periodic benefit cost in future periods as it is recognized over the average remaining service life of the employees.

13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2014	2013	2012
Restricted share units ("RSUs")	$187	$174	$154
Performance share awards ("PSAs")	132	117	46
Share options	—	2	5
Employee share purchase plans	9	7	7
Total share-based compensation expense	328	300	212
Tax benefit	94	81	62
Share-based compensation expense, net of tax	$234	$219	$150
Restricted Share Units
RSUs generally vest between three and five years. The fair value of RSUs is based upon the market value of the Aon ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all non-vested awards. Compensation expense associated with RSUs is recognized over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.
A summary of the status of the Company's RSUs is as follows (shares in thousands):

	2014		2013		2012
Years ended December 31	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of year	9,759	$51	10,432	$44	9,916	$42
Granted	2,844	84	3,714	62	5,113	46
Vested	(3,732)	49	(3,945)	44	(3,958)	42
Forfeited	(490)	58	(442)	47	(639)	44
Non-vested at end of year	8,381	63	9,759	51	10,432	44

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2014, 2013 and 2012 was $183 million, $172 million and $180 million, respectively.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share performance over a three-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. Dividend equivalents are not paid on PSAs.

Information regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2014, 2013 and 2012, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2014	2013	2012
Target PSAs granted	816	1,135	1,369
Fair value (1)	$81	$58	$47
Number of shares that would be issued based on current performance levels	1,201	2,197	2,644
Unamortized expense, based on current performance levels	$70	$45	$—

(1)	Represents per share weighted average fair value of award at date of grant.
During 2014, the Company issued approximately 0.8 million shares in connection with the 2011 Leadership Performance Plan ("LPP") cycle and 0.2 million shares related to other performance plans. During 2013, the Company issued approximately 0.6 million shares in connection with the 2010 LPP cycle and 0.1 million shares related to other performance plans. During 2012, the Company issued approximately 0.9 million shares in connection with the 2009 LPP cycle and 0.4 million shares related to other performance plans.
Share Options
In prior periods, options to purchase ordinary shares were granted to certain employees at fair value on the date of grant. Commencing in 2010, the Company ceased granting new share options with the exception of historical contractual commitments. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a four-year period of continuous employment, although a number of options were granted that require five continuous years of service before the options are fully vested. Options issued under the LPP program vest ratably over three years with a six-year term. The maximum contractual term on share options is ten years from the date of grant. The Company did not grant any share options for the years ended December 31, 2014, 2013 and 2012.
A summary of the status of the Company's share options and related information is as follows (shares in thousands):

Years ended December 31	2014		2013		2012
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Beginning outstanding	3,462	$32	5,611	$32	9,116	$32
Granted	—	—	—	—	—	—
Exercised	(1,155)	33	(2,116)	32	(3,413)	31
Forfeited and expired	(7)	37	(33)	34	(92)	37
Outstanding at end of year	2,300	32	3,462	32	5,611	32
Exercisable at end of year	2,273	32	3,270	32	5,117	31
Shares available for grant	16,333		11,330		17,024

A summary of options outstanding and exercisable as of December 31, 2014 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share	Shares Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share
$ 19.54 – 22.86	1,089	0.49	$22.64	1,089	0.49	$22.64
22.87 – 25.51	71	0.49	25.35	71	0.49	25.35
25.52 – 32.53	34	2.73	29.15	34	2.73	29.15
32.54 – 36.88	205	1.93	35.82	205	1.93	35.82
36.89 – 43.44	481	2.36	39.29	481	2.36	39.29
43.45 – 47.16	265	1.77	45.81	265	1.77	45.81
47.17 – 52.93	155	4.69	50.36	128	4.39	49.83
	2,300			2,273
The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $94.83 as of December 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2014, the aggregate intrinsic value of options outstanding was $144 million, of which $143 million was exercisable.
Other information related to the Company's share options is as follows (in millions):

	2014	2013	2012
Aggregate intrinsic value of stock options exercised	$61	$73	$67
Cash received from the exercise of stock options	38	61	105
Tax benefit realized from the exercise of stock options	16	15	11
Unamortized deferred compensation expense, which includes both options and awards, amounted to $362 million as of December 31, 2014, with a remaining weighted-average amortization period of approximately 2.1 years.
Employee Share Purchase Plan
United States
The Company has an employee share purchase plan that provides for the purchase of a maximum of 7.5 million shares of the Company's ordinary shares by eligible U.S. employees. Prior to 2011, shares of the Company's common stock were purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. Beginning in 2011, the Company's ordinary shares were purchased at 6-month intervals at 85% of the lower of the fair market value of the ordinary shares on the first or last day of each 6-month period. In 2014, 2013, and 2012, 439,000 shares, 556,000 shares and 621,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $7 million in 2014 and $6 million in both 2013 and 2012.
United Kingdom
The Company also has an employee share purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and that is similar to the U.S. plan previously described. Three-year periods began in 2014, 2013, and 2010, allowing for the purchase of a maximum of 300,000, 350,000, and 300,000 shares, respectively. In 2014, 2013, and 2012, 642 shares, 172,000 shares, and 25,000 shares, respectively, were issued under the plan. Compensation expense of $2 million was recognized in 2014, as compared to $1 million of compensation expense being recognized in both 2013 and 2012, respectively.
14.    Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures. The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, or enters into monetary intercompany transfers denominated in a currency that differs from its functional currency, or other transactions that are denominated in a currency other than its functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years.
The Company also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future and to manage the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Consolidated Statements of Income.
Interest Rate Risk Management
The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company. The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments. The Company monitors the creditworthiness of, and exposure to, its counterparties. As of December 31, 2014, all net derivative positions were free of credit risk contingent features. The Company has not received or pledged any collateral related to derivative arrangements as of December 31, 2014.
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
As of December 31	2014	2013	2014	2013	2014	2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$171	$—	$9	$—	$—
Foreign exchange contracts	1,200	1,191	46	71	58	93
Total	1,200	1,362	46	80	58	93
Derivatives not accounted for as hedges:
Foreign exchange contracts (3)	165	215	—	—	—	—
Total	$1,365	$1,577	$46	$80	$58	$93

(1)	Included within Other current assets ($24 million in 2014 and $46 million in 2013, respectively) or Other non-current assets ($22 million in 2014 and $34 million in 2013, respectively)

(2)	Included within Other current liabilities ($52 million in 2014 and $51 million in 2013, respectively) or Other non-current liabilities ($6 million in 2014 and $42 million in 2013, respectively)

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	2014	2013	2014	2013	2014	2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$9	$—	$—	$—	$9
Foreign exchange contracts	46	71	(14)	(30)	32	41
Total	46	80	(14)	(30)	32	50
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$46	$80	$(14)	$(30)	$32	$50
______________________________________________
(1) Included within Other current assets ($12 million in 2014 and $18 million in 2013, respectively) or Other non-current assets ($20 million in 2014 and $32 million in 2013, respectively)

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
	2014	2013	2014	2013	2014	2013
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	58	93	(14)	(30)	44	63
Total	58	93	(14)	(30)	44	63
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$58	$93	$(14)	$(30)	$44	$63
______________________________________________
(2) Included within Other current liabilities ($40 million in 2014 and $23 million in 2013, respectively) or Other non-current liabilities ($4 million in 2014 and $40 million in 2013, respectively)

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

Year Ended December 31, 2014
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	11	(3)	—	(10)	(2)
Total	11	(3)	—	(10)	(2)

Year Ended December 31, 2013
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$2	$—	$2
Foreign exchange contracts	(17)	—	—	13	(4)
Total	(17)	—	2	13	(2)

Year Ended December 31, 2012
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(8)	(19)	—	6	(21)
Total	(8)	(19)	—	6	(21)
Foreign net investment hedges:
Foreign exchange contracts	$—	$—	$—	$4	$4

Year Ended December 31, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	(5)	3	(10)	(2)	(14)
Total	(5)	3	(11)	(2)	(15)

Year Ended December 31, 2013
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	(12)	(9)	(3)	14	(10)
Total	(12)	(9)	(4)	14	(11)

Year Ended December 31, 2012
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	(9)	(16)	—	(9)	(34)
Total	(9)	(16)	(1)	(9)	(35)

The amount of gain (loss) recognized in the Consolidated Financial Statements is as follows (in millions):

	Twelve months ended December 31,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)			Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2014	2013	2012	2014	2013	2012
Fair value hedges:
Foreign exchange contracts (2)	$(9)	$(8)	$1	$9	$8	$(1)

(1)	Included in interest expense

(2)	Relates to fixed rate debt
The Company estimates that approximately $11 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2014, 2013 and 2012 was not material.
The Company recorded a loss of $18 million and a loss of $18 million in Other income for foreign exchange derivatives not designated or qualifying as hedges for 2014 and 2013, respectively.

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
Cash, cash equivalents, and highly liquid debt instruments consist of cash and institutional short-term investment funds. The Company reviews the short-term investment funds to obtain reasonable assurance the fund net asset value is $1 per share.
Equity investments consist of domestic and international equity securities and exchange traded equity derivatives valued using the closing stock price on a national securities exchange. Over the counter equity derivatives are valued using observable inputs such as underlying prices of the equity security and volatility. The Company reviews the listing of Level 1 equity securities in the portfolio and agrees the closing stock prices to a national securities exchange, and on a sample basis, independently verifies the observable inputs for Level 2 equity derivatives and securities.
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by its vendors. This understanding includes discussions with valuation resources at the vendor. During these discussions, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the pricing vendor and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have historically not been material to the fair value estimates used in the Consolidated Financial Statements.
Pooled funds consist of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities that trade on a national securities exchange. Where possible, the Company reviews the listing of securities in the portfolio and agrees the closing stock prices to the price quoted on a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the fund and discusses fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.
Alternative investments consist of limited partnerships, private equity and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs and assumptions used in developing prices provided by the investment managers (or appropriate party) through regular discussions. During these discussions with the investment managers, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the investment manager and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have historically not been material to the fair value estimates in the Consolidated Financial Statements.
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
The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,850	$1,850	$—	$—
Other investments:
Fixed maturity securities:
Corporate bonds	1	—	—	1
Government bonds	6	—	6	—
Equity securities	11	6	5	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	46	—	46	—
Liabilities:
Derivatives:
Foreign exchange contracts	58	—	58	—

(1)
Includes $1,850 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

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

(1)
Includes $2,054 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

There were no transfers of assets or liabilities between fair value hierarchy levels during 2014 or 2013. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income during 2014 related to assets and liabilities measured at fair value using unobservable inputs. There were $6 million of realized gains and no unrealized losses recognized in the Consolidated Statements of Income during 2013 related to assets and liabilities measure at fair value using unobservable inputs. There were no realized or unrealized gains or losses recognized in the Consolidated Statements of Income during 2012 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,799	$5,268	$3,686	$3,894
16.    Commitments and Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements. Included in the matters described below are matters in which (1) loss is probable (2) loss is reasonably possible but not probable or (3) there exists the reasonable possibility of loss greater than the accrued amount. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.6 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate will change, and the estimates themselves will change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate.
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
Another retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($294 million at December 31, 2014 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.
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

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a predecessor of Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU seeks damages of approximately CHF 46 million ($47 million at December 31, 2014 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at December 31, 2014 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totals CHF 27.9 million ($28 million at December 31, 2014 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 13 million ($13 million at December 31, 2014 exchange rates) and $4.7 million without Aon admitting liability. While, under the terms of this agreement, both parties retain the right to appeal certain aspects of the judgment, the Aon subsidiary's maximum liability on an appeal by IRU is limited to CHF 9.5 million ($10 million at December 31, 2014 exchange rates) and $75,000 (excluding interest and costs) beyond what the subsidiary has already paid. The Aon subsidiary intends to appeal those aspects of the judgment it retained the right to appeal.
On December 27, 2012, AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings in Hamburg, Germany against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Predecessors of AXA granted predecessors of the Aon subsidiary a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  AXA seeks damages of approximately €183 million ($223 million at December 31, 2014 exchange rates). The arbitrators heard testimony over the course of four days in September and December 2014, and the evidentiary portion of the arbitration proceeding has now closed. After the submission of post-hearing briefs, the matter will be under submission. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($70 million at December 31, 2014 exchange rates). In December 2014, the court of Appeal granted the employer leave to appeal the High Court decision. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.
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
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Company's Consolidated Financial Statements, and are recorded at fair value.
The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.
Letters of Credit
The Company had total letters of credit ("LOCs") outstanding for approximately $95 million at December 31, 2014, compared to $71 million at December 31, 2013. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Commitments
The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $14 million at December 31, 2014 compared to $34 million at December 31, 2013. During 2014, the Company funded $20 million of these commitments.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $112 million at December 31, 2014 compared to $98 million at December 31, 2013.
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

Aon's total revenue is as follows (in millions):

Years ended December 31	2014	2013	2012
Risk Solutions	$7,834	$7,789	$7,632
HR Solutions	4,264	4,057	3,925
Intersegment eliminations	(53)	(31)	(43)
Total revenue	$12,045	$11,815	$11,514
Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2014	2013	2012
Retail brokerage	$6,334	$6,256	$6,089
Reinsurance brokerage	1,474	1,505	1,505
Total Risk Solutions Segment	7,808	7,761	7,594
Consulting services	1,700	1,626	1,585
Outsourcing	2,607	2,469	2,372
Intrasegment	(43)	(38)	(32)
Total HR Solutions Segment	4,264	4,057	3,925
Intersegment	(53)	(31)	(43)
Total commissions, fees and other revenue	$12,019	$11,787	$11,476
Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2014	2013	2012
Risk Solutions	$26	$28	$38
HR Solutions	—	—	—
Total fiduciary investment income	$26	$28	$38
A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

Years ended December 31	2014	2013	2012
Risk Solutions	$1,648	$1,540	$1,493
HR Solutions	485	318	289
Segment income before income taxes	2,133	1,858	1,782
Unallocated expenses	(167)	(187)	(186)
Interest income	10	9	10
Interest expense	(255)	(210)	(228)
Other income	44	68	2
Income before income taxes	$1,765	$1,538	$1,380
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

Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2014	$12,045	$5,824	$1,176	$1,623	$2,189	$1,233
2013	11,815	5,574	1,214	1,544	2,304	1,179
2012	11,514	5,336	1,190	1,541	2,271	1,176
Consolidated non-current assets by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2014	$13,805	$7,793	$493	$2,700	$2,179	$640
2013	13,728	7,720	559	2,392	2,440	617
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
The following tables set forth condensed consolidating statements of income, condensed consolidating statements of comprehensive income for the years ended December 31, 2014, 2013, and 2012, condensed consolidating statements of financial position as of December 31, 2014 and December 31, 2013, and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013, and 2012 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
Certain amounts in prior year's condensed consolidating statements of income have been reclassified to conform to the 2014 presentation. In prior periods, other income (expense) from intercompany transactions were recognized in Compensation and benefits and Other general expenses. These amounts are now included in Intercompany other income (expense) in the Condensed Consolidating Statements of Income. The Company believes this provides greater clarity into the income generated from operations and intercompany transactions.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$12,019	$—	$12,019
Fiduciary investment income	—	—	26	—	26
Total revenue	—	—	12,045	—	12,045
Expenses
Compensation and benefits	140	16	6,858	—	7,014
Other general expenses	3	5	3,057	—	3,065
Total operating expenses	143	21	9,915	—	10,079
Operating (loss) income	(143)	(21)	2,130	—	1,966
Interest income	(9)	2	17	—	10
Interest expense	(75)	(139)	(41)	—	(255)
Intercompany interest income (expense)	449	(298)	(151)	—	—
Intercompany other income (expense)	342	(390)	48	—	—
Other Income	2	5	37	—	44
Income (loss) before taxes	566	(841)	2,040	—	1,765
Income tax expense (benefit)	74	(192)	452	—	334
Income (loss) before equity in earnings of subsidiaries	492	(649)	1,588	—	1,431
Equity in earnings of subsidiaries, net of tax	905	1,214	—	(2,119)	—
Net income	1,397	565	1,588	(2,119)	1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$565	$1,554	$(2,119)	$1,397

Condensed Consolidating Statement of Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$3	$—	$11,784	$—	$11,787
Fiduciary investment income	—	—	28	—	28
Total revenue	3	—	11,812	—	11,815
Expenses
Compensation and benefits	111	50	6,784	—	6,945
Other general expenses	—	—	3,199	—	3,199
Total operating expenses	111	50	9,983	—	10,144
Operating (loss) income	(108)	(50)	1,829	—	1,671
Interest income	—	3	6	—	9
Interest expense	(20)	(138)	(52)	—	(210)
Intercompany interest income (expense)	120	24	(144)	—	—
Intercompany other income (expense)	38	(168)	130	—	—
Other income	—	19	49	—	68
Income (loss) before taxes	30	(310)	1,818	—	1,538
Income tax expense (benefit)	12	(64)	442	—	390
Income (loss) before equity in earnings of subsidiaries	18	(246)	1,376	—	1,148
Equity in earnings of subsidiaries, net of tax	1,095	1,061	—	(2,156)	—
Net income	1,113	815	1,376	(2,156)	1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$1,341	$(2,156)	$1,113

Condensed Consolidating Statement of Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated
Revenue
Commissions, fees and other	$2	$1	$11,474	$(1)	$11,476
Fiduciary investment income	—	1	37	—	38
Total revenue	2	2	11,511	(1)	11,514
Expenses
Compensation and benefits	40	50	6,619	—	6,709
Other general expenses	31	5	3,174	(1)	3,209
Total operating expenses	71	55	9,793	(1)	9,918
Operating (loss) income	(69)	(53)	1,718	—	1,596
Interest income	—	1	9	—	10
Interest expense	—	(164)	(64)	—	(228)
Intercompany interest (expense) income	(19)	190	(171)	—	—
Intercompany other (expense) income	(64)	38	26	—	—
Other income (expense)	—	3	(1)	—	2
(Loss) income before taxes	(152)	15	1,517	—	1,380
Income tax (benefit) expense	(37)	8	389	—	360
(Loss) income before equity in earnings of subsidiaries	(115)	7	1,128	—	1,020
Equity in earnings of subsidiaries, net of tax	1,108	932	—	(2,040)	—
Net income	993	939	1,128	(2,040)	1,020
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$993	$939	$1,101	$(2,040)	$993

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,397	$565	$1,588	$(2,119)	$1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$565	$1,554	$(2,119)	$1,397
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	(3)	8	—	5
Foreign currency translation adjustments	—	(31)	(476)	—	(507)
Post-retirement benefit obligation	—	(315)	55	—	(260)
Total other comprehensive loss	—	(349)	(414)	—	(763)
Equity in other comprehensive loss of subsidiaries, net of tax	(760)	(411)	—	1,171	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive loss attributable to Aon shareholders	(760)	(760)	(411)	1,171	(760)
Comprehensive income attributable to Aon shareholders	$637	$(195)	$1,143	$(948)	$637

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,113	$815	$1,376	$(2,156)	$1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$1,341	$(2,156)	$1,113
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	1	—	1
Change in fair value of derivatives	—	5	1	—	6
Foreign currency translation adjustments	—	(60)	(5)	—	(65)
Post-retirement benefit obligation	—	223	70	—	293
Total other comprehensive loss	—	168	67	—	235
Equity in other comprehensive income of subsidiaries, net of tax	236	69	—	(305)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	236	237	68	(305)	236
Comprehensive income attributable to Aon shareholders	$1,349	$1,052	$1,409	$(2,461)	$1,349

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$993	$939	$1,128	$(2,040)	$1,020
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$993	$939	$1,101	$(2,040)	$993
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	2	7	—	9
Foreign currency translation adjustments	—	24	85	—	109
Post-retirement benefit obligation	—	(68)	(290)	—	(358)
Total other comprehensive loss	—	(42)	(198)	—	(240)
Equity in other comprehensive loss of subsidiaries, net of tax	(240)	(187)	—	427	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(240)	(229)	(198)	427	(240)
Comprehensive income attributable to Aon shareholders	$753	$710	$903	$(1,613)	$753

Condensed Consolidating Statement of Financial Position

	As of December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,727	$1,361	$(3,714)	$374
Short-term investments	—	165	229	—	394
Receivables, net	—	—	2,815	—	2,815
Fiduciary assets	—	—	11,638	—	11,638
Intercompany receivables	455	2,814	9,156	(12,425)	—
Other current assets	2	226	407	(33)	602
Total Current Assets	457	5,932	25,606	(16,172)	15,823
Goodwill	—	—	8,860	—	8,860
Intangible assets, net	—	—	2,520	—	2,520
Fixed assets, net	—	—	765	—	765
Investments	—	81	62	—	143
Deferred tax assets	159	570	113	(698)	144
Intercompany receivables	7,399	600	111	(8,110)	—
Other non-current assets	20	46	1,543	(92)	1,517
Investment in subsidiary	4,962	15,200	—	(20,162)	—
TOTAL ASSETS	$12,997	$22,429	$39,580	$(45,234)	$29,772
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,638	$—	$11,638
Short-term debt and current portion of long-term debt	—	767	16	—	783
Accounts payable and accrued liabilities	3,755	58	1,706	(3,714)	1,805
Intercompany payables	122	8,960	3,343	(12,425)	—
Other current liabilities	—	49	772	(33)	788
Total Current Liabilities	3,877	9,834	17,475	(16,172)	15,014
Long-term debt	2,544	1,917	338	—	4,799
Deferred tax liabilities	—	—	1,011	(698)	313
Pension, other post-retirement and other post-employment liabilities	—	1,396	745	—	2,141
Intercompany payables	—	7,277	833	(8,110)	—
Other non-current liabilities	5	125	836	(92)	874
TOTAL LIABILITIES	6,426	20,549	21,238	(25,072)	23,141
TOTAL AON SHAREHOLDERS’ EQUITY	6,571	1,880	18,282	(20,162)	6,571
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	6,571	1,880	18,342	(20,162)	6,631
TOTAL LIABILITIES AND EQUITY	$12,997	$22,429	$39,580	$(45,234)	$29,772

Condensed Consolidating Statement of Financial Position

	As of December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$247	$1,246	$(1,016)	$477
Short-term investments	—	163	360	—	523
Receivables, net	—	4	2,892	—	2,896
Fiduciary assets	—	—	11,871	—	11,871
Intercompany receivables	186	3,503	5,452	(9,141)	—
Other current assets	—	69	513	(19)	563
Total Current Assets	186	3,986	22,334	(10,176)	16,330
Goodwill	—	—	8,997	—	8,997
Intangible assets, net	—	—	2,578	—	2,578
Fixed assets, net	—	—	791	—	791
Investments	—	57	75	—	132
Deferred tax assets	140	465	193	(605)	193
Intercompany receivables	7,166	2,178	2,201	(11,545)	—
Other non-current assets	6	95	1,228	(99)	1,230
Investment in subsidiary	4,607	11,694	—	(16,301)	—
TOTAL ASSETS	$12,105	$18,475	$38,397	$(38,726)	$30,251
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,871	$—	$11,871
Short-term debt and current portion of long-term debt	—	—	707	(4)	703
Accounts payable and accrued liabilities	1,036	62	1,849	(1,016)	1,931
Intercompany payables	15	5,449	3,677	(9,141)	—
Other current liabilities	12	47	866	(19)	906
Total Current Liabilities	1,063	5,558	18,970	(10,180)	15,411
Long-term debt	792	2,512	378	4	3,686
Deferred tax liabilities	—	—	1,025	(605)	420
Pension, other post-retirement and other post-employment liabilities	—	925	682	—	1,607
Intercompany payables	2,100	7,267	2,178	(11,545)	—
Other non-current liabilities	5	159	867	(99)	932
TOTAL LIABILITIES	3,960	16,421	24,100	(22,425)	22,056
TOTAL AON SHAREHOLDERS’ EQUITY	8,145	2,054	14,247	(16,301)	8,145
Noncontrolling interests	—	—	50	—	50
TOTAL EQUITY	8,145	2,054	14,297	(16,301)	8,195
TOTAL LIABILITIES AND EQUITY	$12,105	$18,475	$38,397	$(38,726)	$30,251

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$599	$(927)	$1,970	$—	$1,642
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	39	13	—	52
Purchase of long-term investments	—	(20)	—	—	(20)
Net (purchases) sales of short-term investments - non-fiduciary	—	(3)	113	—	110
Acquisition of businesses, net of cash acquired	—	—	(479)	—	(479)
Proceeds from sale of businesses	—	—	48	—	48
Capital expenditures	—	—	(256)	—	(256)
CASH USED FOR (PROVIDED BY) INVESTING ACTIVITIES	—	16	(561)	—	(545)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(2,250)	—	—	—	(2,250)
Advances from (to) affiliates	19	3,215	(536)	(2,698)	—
Issuance of shares for employee benefit plans	65	—	—	—	65
Issuance of debt	2,908	2,326	5	—	5,239
Repayment of debt	(1,068)	(2,150)	(700)	—	(3,918)
Cash dividends to shareholders	(273)	—	—	—	(273)
Purchase of shares from noncontrolling interests	—	—	3	—	3
Dividends paid to noncontrolling interests	—	—	(24)	—	(24)
Proceeds from sale-leaseback	—	—	25	—	25
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(599)	3,391	(1,227)	(2,698)	(1,133)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(67)	—	(67)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,480	115	(2,698)	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,727	$1,361	$(3,714)	$374

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(50)	$(441)	$2,124	$—	$1,633
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	8	85	—	93
Purchase of long-term investments	—	(15)	—	—	(15)
Net purchases of short-term investments - non-fiduciary	—	(74)	(100)	—	(174)
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Proceeds from sale of businesses	—	7	33	—	40
Capital expenditures	—	—	(229)	—	(229)
CASH USED FOR INVESTING ACTIVITIES	—	(74)	(265)	—	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,102)	—	—	—	(1,102)
Advances from (to) affiliates	460	996	(479)	(977)	—
Issuance of shares for employee benefit plans	98	—	—	—	98
Issuance of debt	1,730	2,944	232	—	4,906
Repayment of debt	(1,055)	(3,377)	(247)	—	(4,679)
Cash dividends to shareholders	(212)	—	—	—	(212)
Purchase of shares from noncontrolling interests	—	—	(8)	—	(8)
Dividends paid to noncontrolling interests	—	—	(19)	—	(19)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(81)	563	(521)	(977)	(1,016)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(92)	—	(92)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(131)	48	1,246	(977)	186
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$247	$1,246	$(1,016)	$477

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2012
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(87)	$(105)	$1,611	$—	$1,419
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	79	99	—	178
Purchase of long-term investments	—	(12)	—	—	(12)
Net sales of short-term investments - non-fiduciary	—	232	208	—	440
Acquisition of businesses, net of cash acquired	(50)	(55)	(57)	—	(162)
Proceeds from sale of businesses	—	—	2	—	2
Capital expenditures	—	—	(269)	—	(269)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(50)	244	(17)	—	177
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,025)	(100)	—	—	(1,125)
Advances from (to) affiliates	1,379	489	(1,850)	(18)	—
Issuance of shares for employee benefit plans	69	49	—	—	118
Issuance of debt	—	732	1	—	733
Repayment of debt	—	(1,061)	(16)	—	(1,077)
Cash dividends to shareholders	(155)	(49)	—	—	(204)
Purchase of shares from noncontrolling interests	—	—	(4)	—	(4)
Dividends paid to noncontrolling interests	—	—	(27)	—	(27)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	268	60	(1,896)	(18)	(1,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	9	—	9
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131	199	(293)	(18)	19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—	293	(21)	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131	$199	$—	$(39)	$291

19.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2014 and 2013 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2014
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,941	$2,913	$2,873	$3,292	$12,019
Fiduciary investment income	6	6	7	7	26
Total revenue	$2,947	$2,919	$2,880	$3,299	$12,045
Operating income	$469	$445	$417	635	$1,966
Net income	336	313	315	467	1,431
Less: Net income attributable to noncontrolling interests	11	9	6	8	34
Net income attributable to Aon shareholders	$325	$304	$309	$459	$1,397
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.07	$1.02	$1.06	$1.60	$4.73
Diluted net income per share attributable to Aon shareholders	$1.06	$1.01	$1.04	$1.56	$4.66
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.18	$0.25	$0.25	$0.25	$0.92
Price range:
High	$87.45	$91.07	$91.28	$98.10	$98.10
Low	$76.49	$78.60	$83.06	$78.26	$76.49
Shares outstanding	296.5	290.5	285.1	280.0	280.0
Average monthly trading volume	32.6	28.5	26.3	34.1	30.4

	1Q	2Q	3Q	4Q	2013
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,908	$2,891	$2,786	$3,202	$11,787
Fiduciary investment income	7	6	8	7	28
Total revenue	$2,915	$2,897	$2,794	$3,209	$11,815
Operating income	$410	$382	$364	$515	$1,671
Net income	272	252	264	360	1,148
Less: Net income attributable to noncontrolling interests	11	11	8	5	35
Net income attributable to Aon shareholders	$261	$241	$256	$355	$1,113
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$0.82	$0.77	$0.83	$1.16	$3.57
Diluted net income per share attributable to Aon shareholders	$0.82	$0.76	$0.82	$1.14	$3.53
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.16	$0.18	$0.18	$0.18	$0.68
Price range:
High	$61.87	$67.26	$76.30	$84.33	$84.33
Low	$54.65	$58.48	$64.20	$70.72	$54.65
Shares outstanding	309.1	307.5	301.0	300.7	300.7
Average monthly trading volume	46.4	34.9	30.9	37.6	37.5

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2014. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."
Changes in Internal Control Over Financial Reporting
No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2014 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
Aon plc
We have audited Aon plc's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Aon plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Aon plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon plc as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 23, 2015 expressed an unqualified opinion thereon.

Chicago, Illinois
February 23, 2015

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Resolutions Regarding the Election of Directors" in our Proxy Statement for the 2015 Annual General Meeting of Shareholders to be held on June 17, 2015 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Item 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, Aon plc, 8 Devonshire Square, London EC2M 4PL, United Kingdom. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2014 and 2013
Consolidated Statements of Income — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows — Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

4.10*	Form of 3.50% Senior Note due 2015 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.11*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.12*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.13*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on March 8, 2011.

4.14*
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

4.15*	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2011.

4.16*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on December 13, 2012.

4.17*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon's Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.18*
Indenture, dated as of May 24, 2013, among Aon, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.19*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.20*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on November 26, 2013.

4.21*	Form of 2.875% Senior Note due 2016 - incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 13, 2014.

4.22*	Form of 3.500% Senior Note due 2024 - incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2014.

4.23*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on May 27, 2014.

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

10.3*
Joinder Agreement executed by Aon plc as of April 2, 2012 (modifying the $400,000,000 Five-Year Credit Agreement, dated as of March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.4*
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

10.5*
$900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 4, 2015.

10.6*
Letter of Amendment and Waiver between Aon and Citibank International PLC (as agent) dated April 29, 2013 amending €650,000,000 Facility Agreement dated October 15, 2010, as amended July 18, 2011 and as amended and restated March 30, 2012 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.7.*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.8.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

10.9.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.10.*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.11.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.12.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.13.*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.15.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.16.*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.17.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.18.*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.19.*#
Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.

10.20.*#
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

10.22.*#
Aon Deferred Compensation Plan (as amended and restated effective as of September 20, 2013) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.23.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.24.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.25.*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.26.*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.27.*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.28.*#
Aon Corporation Executive Special Severance Plan, as amended and restated April 2, 2012 and as assumed by Aon plc as of April 2, 2012 — incorporated by reference to Exhibit 10.14 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.29.*#
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

10.30.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.31.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.32.*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.33.*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 23, 2015.

10.34.*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.35.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.36.*#	Amended International Assignment Letter with Gregory C. Case dated July 1, 2014 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.37.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.

10.38.*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2012.

10.39.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Christa Davies — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012

10.40.*#	Amended International Assignment Letter with Christa Davies dated July 1, 2014 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.41.*#
Change in Control Agreement entered into as of March 27, 2012 by and between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2012.

10.42.*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.43.*#
Change in Control Agreement dated December 7, 2010 between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.44.*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.45.*#
Amended International Assignment Letter with Stephen P. McGill dated July 1, 2014 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.46.#	Employment Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb.

10.47.#	Change-in-Control Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb.

10.48.#	International Assignment Letter, dated as of January 12, 2012, by and between Aon Corporation and Peter M. Lieb.

10.49.#	Amended International Assignment Letter with Peter M. Lieb dated July 1, 2014.

10.50.*#
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

10.53.*#
Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.54.*#
Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.55.*#	Aon Corporation Leadership Performance Program for 2012-2014 — incorporated by reference to Exhibit 10.13 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.56.*#	Aon plc Leadership Performance Program for 2013-2015 - incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.57.*#	Aon plc Leadership Performance Program for 2014-2016 - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.58.*#	Senior Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.59.*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.60.*#
Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).

10.61.*#
First Amendment to the Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc., dated April 2, 2012 — incorporated by reference to Exhibit 10.8 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.62.*#	Aon plc 2011 Incentive Plan, as amended and restated effective June 24, 2014 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.63.*#	Deed of Assumption of Aon plc dated April 2, 2012 — incorporated by reference to Exhibit 10.7 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.64.*#
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

10.65.*#	Form of Change in Control Agreement — incorporated by reference to Exhibit 10.15 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.66.*#
Form of Assignment, Assumption and Amendment to Change in Control Agreement for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.13 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.67.*#
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, President and Chief Executive Officer
Date:	February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 24, 2015
Lester B. Knight

/s/ FULVIO CONTI	Director	February 24, 2015
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 24, 2015
Cheryl A. Francis

/s/ JAMES W. LENG	Director	February 24, 2015
James W. Leng

/s/ J. MICHAEL LOSH	Director	February 24, 2015
J. Michael Losh

/s/ ROBERT S. MORRISON	Director	February 24, 2015
Robert S. Morrison

/s/ RICHARD B. MYERS	Director	February 24, 2015
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 24, 2015
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 24, 2015
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 24, 2015
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2015
Christa Davies

/s/ LAUREL MEISSNER	Senior Vice President and Global Controller (Principal Accounting Officer)	February 24, 2015
Laurel Meissner

QuickLinks