Form 10-Q
period 2015-03-31
Aon plc
filed 2015-05-01
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of March 31, 2015:  281,733,504

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2015	March 31, 2014
Revenue
Commissions, fees and other	$2,842	$2,941
Fiduciary investment income	5	6
Total revenue	2,847	2,947
Expenses
Compensation and benefits	1,683	1,751
Other general expenses	723	727
Total operating expenses	2,406	2,478
Operating income	441	469
Interest income	3	2
Interest expense	(65)	(58)
Other income	42	1
Income before income taxes	421	414
Income taxes	80	78
Net income	341	336
Less: Net income attributable to noncontrolling interests	13	11
Net income attributable to Aon shareholders	$328	$325

Basic net income per share attributable to Aon shareholders	$1.15	$1.07
Diluted net income per share attributable to Aon shareholders	$1.14	$1.06
Cash dividends per share paid on ordinary shares	$0.25	$0.18
Weighted average ordinary shares outstanding - basic	284.2	303.5
Weighted average ordinary shares outstanding - diluted	287.1	307.2

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2015	March 31, 2014
Net income	$341	$336
Less: Net income attributable to noncontrolling interests	13	11
Net income attributable to Aon shareholders	328	325
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	(1)	1
Change in fair value of derivatives	6	9
Foreign currency translation adjustments	(322)	16
Post-retirement benefit obligation	23	26
Total other comprehensive (loss) income	(294)	52
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(1)	(2)
Total other comprehensive (loss) income attributable to Aon shareholders	(293)	54
Comprehensive income attributable to Aon shareholders	$35	$379

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$378	$374
Short-term investments	343	394
Receivables, net	2,672	2,815
Fiduciary assets	10,894	11,638
Other current assets	712	602
Total Current Assets	14,999	15,823
Goodwill	8,548	8,860
Intangible assets, net	2,410	2,520
Fixed assets, net	754	765
Other non-current assets	1,678	1,804
TOTAL ASSETS	$28,389	$29,772

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$10,894	$11,638
Short-term debt and current portion of long-term debt	966	783
Accounts payable and accrued liabilities	1,391	1,805
Other current liabilities	865	788
Total Current Liabilities	14,116	15,014
Long-term debt	4,710	4,799
Pension, other post-retirement and post-employment liabilities	2,001	2,141
Other non-current liabilities	1,131	1,187
TOTAL LIABILITIES	21,958	23,141

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2015 - 281.7; 2014 - 280.0)	3	3
Additional paid-in capital	5,177	5,097
Retained earnings	4,612	4,605
Accumulated other comprehensive loss	(3,427)	(3,134)
TOTAL AON SHAREHOLDERS' EQUITY	6,365	6,571
Noncontrolling interests	66	60
TOTAL EQUITY	6,431	6,631
TOTAL LIABILITIES AND EQUITY	$28,389	$29,772

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2014	280.0	$5,100	$4,605	$(3,134)	$60	$6,631
Net income	—	—	328	—	13	341
Shares issued - employee benefit plans	0.2	15	—	—	—	15
Shares issued - employee compensation	4.0	(128)	—	—	—	(128)
Shares purchased	(2.5)	—	(250)	—	—	(250)
Tax benefit - employee benefit plans	—	102	—	—	—	102
Share-based compensation expense	—	90	—	—	—	90
Dividends to shareholders	—	—	(71)	—	—	(71)
Net change in fair value of investments	—	—	—	(1)	—	(1)
Net change in fair value of derivatives	—	—	—	6	—	6
Net foreign currency translation adjustments	—	—	—	(321)	(1)	(322)
Net post-retirement benefit obligation	—	—	—	23	—	23
Purchases of shares from noncontrolling interests	—	1	—	—	(5)	(4)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2015	281.7	$5,180	$4,612	$(3,427)	$66	$6,431

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$341	$336
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Gain from sales of businesses and investments, net	(19)	(5)
Depreciation of fixed assets	56	60
Amortization of intangible assets	80	86
Share-based compensation expense	90	102
Deferred income taxes	7	10
Change in assets and liabilities:
Fiduciary receivables	173	165
Short-term investments — funds held on behalf of clients	63	(271)
Fiduciary liabilities	(236)	106
Receivables, net	49	13
Accounts payable and accrued liabilities	(466)	(468)
Restructuring reserves	(13)	(40)
Current income taxes	27	2
Pension, other post-retirement and other post-employment liabilities	(66)	(128)
Other assets and liabilities	50	21
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	136	(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	3	42
Purchases of long-term investments	(1)	(10)
Net sales of short-term investments — non-fiduciary	42	183
Acquisition of businesses, net of cash acquired	(21)	(5)
Proceeds from sale of businesses	41	1
Capital expenditures	(62)	(55)
CASH PROVIDED BY INVESTING ACTIVITIES	2	156

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(250)	(600)
Issuance of shares for employee benefit plans	48	26
Issuance of debt	870	1,195
Repayment of debt	(686)	(829)
Cash dividends to shareholders	(71)	(53)
(Purchases) sales of shares (from) to noncontrolling interests	(5)	1
Dividends paid to noncontrolling interests	(1)	—
CASH USED FOR FINANCING ACTIVITIES	(95)	(260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(39)	(24)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$378	$338

Supplemental disclosures:
Interest paid	$63	$64
Income taxes paid, net of refunds	$46	$66

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").  The Condensed Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries ("Aon" or the "Company").  All intercompany accounts and transactions have been eliminated.  The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the three months ended March 31, 2015 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2015.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2015 presentation. In prior periods, long-term investments were included in Investments in the Condensed Consolidated Statement of Financial Position. These amounts are now included in Other non-current assets in the Condensed Consolidated Statement of Financial Position, as shown in Note 4 to these Condensed Consolidated Financial Statements. Long-term investments were $143 million at both March 31, 2015 and December 31, 2014.

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

2.  Accounting Principles and Practices

New Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance will be applied on a retrospective basis and is effective for the Company in the first quarter of 2016. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Consolidations

In February 2015, the FASB issued new accounting guidance on consolidations, which eliminates the deferral granted to investment companies from applying the variable interest entities ("VIEs") guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance is effective for the Company in the first quarter of 2016. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2017 and early adoption is not permitted. The guidance permits two methods of transition upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time. The Company is also determining the appropriate method of transition to the guidance.

Discontinued Operations

In April 2014, the FASB issued new accounting guidance that increased the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance was effective for Aon in the first quarter of 2015. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

At March 31, 2015, Cash and cash equivalents and Short-term investments were $721 million compared to $768 million at December 31, 2014. Of the total balance, $127 million and $169 million was restricted as to its use at March 31, 2015 and December 31, 2014, respectively. Included within that amount, the Company is required to hold £40.5 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were equal to $60 million and $63 million at March 31, 2015 and December 31, 2014, respectively. In addition, Cash and cash equivalents included additional restricted balances of $67 million and $106 million at March 31, 2015 and December 31, 2014, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2015	2014
Foreign currency remeasurement gain	$24	$19
Gain on disposal of business	19	—
Equity earnings	2	5
Loss on investments	(2)	(1)
Derivative loss	(1)	(23)
Other	—	1
Total	$42	$1

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended March 31,
	2015	2014
Balance at beginning of period	$74	$90
Provision charged to operations	8	4
Accounts written off, net of recoveries	(9)	(5)
Foreign currency translation	(3)	—
Balance at end of period	$70	$89

Other Current Assets

The components of Other current assets are as follows (in millions):

	March 31, 2015	December 31, 2014
Taxes receivable	$218	$99
Deferred tax assets	206	212
Prepaid expenses	158	164
Deferred project costs	108	102
Other	22	25
Total	$712	$602

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	March 31, 2015	December 31, 2014
Prepaid pension	$897	$933
Deferred project costs	237	250
Deferred tax assets	146	144
Investments	143	143
Taxes receivable	57	101
Other	198	233
Total	$1,678	$1,804

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	March 31, 2015	December 31, 2014
Deferred revenue	$410	$408
Taxes payable	89	64
Deferred tax liabilities	2	2
Other	364	314
Total	$865	$788

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	March 31, 2015	December 31, 2014
Deferred tax liabilities	$307	$313
Taxes payable	201	210
Deferred revenue	186	167
Leases	172	184
Compensation and benefits	55	57
Other	210	256
Total	$1,131	$1,187

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2015, the Company completed the acquisition of one business in the Risk Solutions segment and one business in the HR Solutions segment. During the three months ended March 31, 2014, the Company completed the acquisition of one business in the Risk Solutions segment and one business in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Three months ended March 31,
	2015	2014
Consideration	$21	$5
Intangible assets:
Goodwill	$16	$4
Other intangible assets	1	4
Total	$17	$8

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

During the three months ended March 31, 2015, the Company completed the disposition of one business in the Risk Solutions segment and one business in the HR Solutions segment. A pretax gain of $19 million was recognized on these dispositions in the three months ended March 31, 2015, which is included in Other income in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2014, the Company completed the disposition of one business in the Risk Solutions segment.  A pretax gain of $1 million was recognized on this disposition in the three months ended March 31, 2014, which is included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2015	$5,911	$2,949	$8,860
Goodwill related to current year acquisitions	1	15	16
Goodwill related to disposals	—	(13)	(13)
Foreign currency translation	(284)	(31)	(315)
Balance as of March 31, 2015	$5,628	$2,920	$8,548

Other intangible assets by asset class are as follows (in millions):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,894	1,616	1,278	2,952	1,579	1,373
Technology and other	548	435	113	571	443	128
Total	$4,461	$2,051	$2,410	$4,542	$2,022	$2,520

Amortization expense from finite lived intangible assets was $80 million and $86 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization for finite lived intangible assets as of March 31, 2015 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2015	$80	$154	$234
2016	99	172	271
2017	90	137	227
2018	78	91	169
2019	69	73	142
Thereafter	185	163	348
Total	$601	$790	$1,391

7.  Debt

Revolving Credit Facilities

As of December 31, 2014, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its €650 million ($707 million based on exchange rates at March 31, 2015) European credit facility expiring in October 2015 (the "2015 Facility"). Aon Corporation entered into the 2015 Facility on October 15, 2010 (Aon plc became a borrower under such facility on April 29, 2013) and Aon plc entered into the 2017 Facility on March 20, 2012. On February 2, 2015, Aon plc replaced the 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2015, Aon plc had no borrowings under, and was in compliance with these financial covenants and all other covenants contained in, the 2017 Facility and 2020 Facility during the three months ended March 31, 2015.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $355 million and $168 million of commercial paper outstanding at March 31, 2015 and December 31, 2014, respectively, which was included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three months ended March 31, 2015 was $317 million. The weighted average interest rate of the commercial paper outstanding for the three months ended March 31, 2015 was 0.50%.

8.  Income Taxes

The effective tax rate on net income was 19.1% and 18.9% for the three months ended March 31, 2015, and 2014, respectively. The effective tax rate in the first quarter of 2015 was unfavorably impacted by a change in the geographical distribution of income, partially offset by the impact of certain discrete items.

During the three months ended March 31, 2015, the Company's uncertain tax positions decreased by $19 million, excluding interest and penalties, as compared to the year ended December 31, 2014. The decrease in uncertain tax positions was primarily related to the settlement of certain issues related to the IRS audit for tax years 2008-2011. As of March 31, 2015, the Company's liability for uncertain tax positions was $186 million, which was included in Other non-current liabilities in the Condensed Consolidated Statement of Financial Position, including interest and penalties of $25 million and net of $11 million of tax attributes.

The Company's liability for uncertain tax positions as of March 31, 2015 includes $133 million related to amounts that would impact the effective tax rate if recognized.

9.  Shareholders' Equity

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

In the three months ended March 31, 2015, the Company repurchased 2.5 million shares at an average price per share of $100.15 for a total cost of approximately $250 million under the 2012 Share Repurchase Program. In the three months ended March 31, 2014, the Company repurchased 7.2 million shares at an average price per share of $83.45 for a total cost of $600 million under the 2012 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program and 2014 Share Repurchase Program is $5.4 billion. Since the program's inception in 2012, the Company repurchased a total of 64.6 million shares for an aggregate cost of $4.6 billion.

Net Income Per Share

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

Net income, attributable to participating securities was $2 million and $3 million in the three months ended March 31, 2015 and 2014, respectively.

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2015	2014
Shares for basic earnings per share (1)	284.2	303.5
Common stock equivalents	2.9	3.7
Shares for diluted earnings per share	287.1	307.2
   ______________________________________________
(1) Includes 2.5 million and 3.4 million of participating securities for the three months ended March 31, 2015 and 2014, respectively.

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three months ended March 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Investments (1)	Change in Fair Value of Derivatives (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2014	$—	$(17)	$(335)	$(2,782)	$(3,134)
Other comprehensive (loss) income before reclassifications, net	(1)	(1)	(321)	3	(320)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	—	11	—	29	40
Tax benefit	—	(4)	—	(9)	(13)
Amounts reclassified from accumulated other comprehensive loss, net	—	7	—	20	27
Net current period other comprehensive (loss) income	(1)	6	(321)	23	(293)
Balance at March 31, 2015	$(1)	$(11)	$(656)	$(2,759)	$(3,427)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income.
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.

10.  Employee Benefits

The following table provides the components of the net periodic benefit cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended March 31,
	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	49	58	33	32	8	12
Expected return on plan assets	(75)	(82)	(39)	(39)	(12)	(15)
Amortization of net actuarial loss	10	13	14	10	3	2
Net periodic (benefit) cost	(16)	(11)	9	3	(1)	(1)
Curtailment loss (gain) and other	—	—	(1)	1	—	(3)
Total net periodic (benefit) cost	$(16)	$(11)	$8	$4	$(1)	$(4)

Based on current assumptions, in 2015, the Company expects to contribute approximately $65 million, $132 million, and $23 million to its U.K., U.S. and other significant international pension plans, respectively. During the three months ended March 31, 2015, contributions of $19 million, $34 million, and $4 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the three months ended March 31, 2014, contributions of $65 million, $40 million, and $12 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31,
	2015	2014
Restricted share units ("RSUs")	$65	$60
Performance share awards ("PSAs")	21	39
Share options	—	—
Employee share purchase plans	4	3
Total share-based compensation expense	$90	$102

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Three months ended March 31,
	2015		2014
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	8,381	$63	9,759	$51
Granted	957	97	1,146	83
Vested	(1,714)	59	(1,950)	51
Forfeited	(49)	64	(125)	50
Non-vested at end of period	7,575	69	8,830	56
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

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

Information as of March 31, 2015 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2015 and the years ended December 31, 2014 and 2013, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2015	2014	2013
Target PSAs granted during period	978	816	1,135
Weighted average fair value per share at date of grant	$96	$81	$58
Number of shares that would be issued based on current performance levels	978	1,201	2,197
Unamortized expense, based on current performance levels	$93	$61	$34

Share Options

The Company did not grant any share options during either the three months ended March 31, 2015 or 2014.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	2,300	$32	3,462	$32
Granted	—	—	—	—
Exercised	(1,293)	26	(416)	33
Forfeited and expired	(9)	36	(2)	36
Outstanding at end of period	998	39	3,044	32
Exercisable at end of period	998	39	2,928	32

The weighted average remaining contractual life, in years, of outstanding options was 2.7 years and 2.0 years at March 31, 2015 and 2014, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $96.12 as of March 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2015, the aggregate intrinsic value of options outstanding was $57 million, all of which were exercisable.

Other information related to the Company's share options is as follows (in millions):

	Three months ended March 31,
	2015	2014
Aggregate intrinsic value of stock options exercised	$94	$21
Cash received from the exercise of stock options	34	14
Tax benefit realized from the exercise of stock options	34	6

Unamortized deferred compensation expense, which includes both options and awards, amounted to $267 million as of March 31, 2015, with a remaining weighted-average amortization period of approximately 1.8 years.

12.  Derivatives and Hedging

The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, or enters into monetary intercompany transfers denominated in a currency that differs from its functional currency, or other transactions that are denominated in a currency other than its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The Company also uses foreign exchange derivatives, typically forward contracts and options to economically hedge the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically in a rolling 30 day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of March 31, 2015, all net derivative positions were free of credit risk contingent features.  The Company had not received or pledged any collateral related to derivative arrangements as of March 31, 2015.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	919	1,200	59	46	79	58
Total	919	1,200	59	46	79	58
Derivatives not accounted for as hedges:
Foreign exchange contracts (3)	181	165	—	—	—	—
Total	$1,100	$1,365	$59	$46	$79	$58
______________________________________________

(1)
Included within Other current assets ($38 million at March 31, 2015 and $24 million at December 31, 2014) or Other non-current assets ($21 million at March 31, 2015 and $22 million at December 31, 2014).

(2)
Included within Other current liabilities ($66 million at March 31, 2015 and $52 million at December 31, 2014) or Other non-current liabilities ($13 million at March 31, 2015 and $6 million at December 31, 2014).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	59	46	(32)	(14)	27	32
Total	59	46	(32)	(14)	27	32
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$59	$46	$(32)	$(14)	$27	$32
______________________________________________
(1) Included within Other current assets ($15 million at March 31, 2015 and $12 million at December 31, 2014) or Other non-current assets ($12 million at March 31, 2015 and $20 million at December 31, 2014).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	79	58	(32)	(14)	47	44
Total	79	58	(32)	(14)	47	44
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$79	$58	$(32)	$(14)	$47	$44
______________________________________________
(1) Included within Other current liabilities ($42 million at March 31, 2015 and $40 million at December 31, 2014) or Other non-current liabilities ($5 million at March 31, 2015 and $4 million at December 31, 2014).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2015 and 2014 are as follows (in millions):

Three Months Ended March 31, 2015
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	5	(2)	—	(4)	(1)
Total	$5	$(2)	$—	$(4)	$(1)

Three Months Ended March 31, 2014
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	11	—	—	(19)	(8)
Total	$11	$—	$—	$(19)	$(8)

Three Months Ended March 31, 2015
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	—	—	(2)	(8)	(10)
Total	$—	$—	$(3)	$(8)	$(11)

Three Months Ended March 31, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(3)	—	—	(18)	(21)
Total	$(3)	$—	$—	$(18)	$(21)

The Company estimates that approximately $4 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2015 and 2014 was not material.

During the three months ended March 31, 2015 and 2014, the Company recorded a gain of $7 million and a loss of $5 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

13.  Fair Value Measurements and Financial Instruments

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

Equity investments consist of domestic and international equity securities valued using the closing stock price on a national securities exchange. The Company reviews the listing of Level 1 equity securities in the portfolio and agrees the closing stock prices to a national securities exchange, and on a sample basis, independently verifies the observable inputs for Level 2 equity securities.

Fixed income investments consist of corporate and government bonds. Corporate and government bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by its vendors. This understanding includes discussions with valuation resources at the vendor. During these discussions, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used to comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the pricing vendor and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have historically not been material to the fair value estimates used in the Condensed Consolidated Financial Statements.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,787	$1,787	$—	$—
Other investments:
Corporate bonds	1	—	—	1
Government bonds	6	—	6	—
Equity investments	10	6	4	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	59	—	59	—
Liabilities:
Derivatives:
Foreign exchange contracts	79	—	79	—
  ______________________________________________
(1) Includes $1,787 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,850	$1,850	$—	$—
Other investments:
Corporate bonds	1	—	—	1
Government bonds	6	—	6	—
Equity investments	11	6	5	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	46	—	46	—
Liabilities:
Derivatives:
Foreign exchange contracts	58	—	58	—
  ______________________________________________
(1)  Includes $1,850 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three months ended March 31, 2015 or 2014. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2015 or 2014, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,710	$5,259	$4,799	$5,268

14.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements. Included in the matters described below are matters in which (1) loss is probable (2) loss is reasonably possible; that is, more than remote but not probable or (3) there exists the reasonable possibility of loss greater than the accrued amount. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.6 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate will change, and the estimates themselves will change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate.

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

A predecessor of a retail insurance brokerage subsidiary of Aon provided insurance brokerage services to Northrop Grumman Corporation ("Northrop"). This subsidiary placed Northrop's property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop's shipbuilding facilities in the Gulf States. Northrop's excess insurance carrier, Factory Mutual Insurance Company ("Factory Mutual"), denied coverage for storm surge damage pursuant to a flood exclusion in the excess policy. Northrop sued Factory Mutual in the United States District Court for the Central District of California. The district court granted summary judgment in Northrop's favor in August 2007. In August 2008, the United State Court of Appeals for the Ninth Circuit reversed the district court's ruling and held that the flood exclusion applied to storm surge damage. Northrop thereafter sought to join Aon's subsidiary as a defendant in the action against Factory Mutual, asserting that if Northrop's policy with Factory Mutual does not cover the Northrop storm surge losses, then the Aon subsidiary will be responsible for Northrop's losses. In August 2010, the court granted in large part Factory Mutual's motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop's motion to add the Aon subsidiary as a defendant in the federal lawsuit. On January 27, 2011, Northrop filed suit against the Aon subsidiary in the Superior Court of the State of California, County of Los Angeles, asserting claims for negligence, breach of contract and negligent misrepresentation. Northrop later settled its claims with Factory Mutual. In January 2014, Northrop filed an amended complaint, adding additional claims against the Aon subsidiary for intentional misrepresentation and concealment. Northrop seeks compensatory damages of approximately $340 million, which includes prejudgment interest and attorneys' fees, and punitive damages that are a multiple of the compensatory damages sought. Aon asserts several defenses (which it believes to be meritorious), including, but not limited to, that it committed no error or omission in placing the Factory Mutual excess policy for Northrop and that Northrop did not suffer any damages as a result of Aon's conduct. Aon intends to vigorously defend itself against these claims.

Another retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. Aon understands that the insurers intend to appeal this trial court decision. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($281 million at March 31, 2015 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a predecessor of Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU seeks damages of approximately CHF 46 million ($48 million at March 31, 2015 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at March 31, 2015 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totals CHF 27.9 million ($29 million at March 31, 2015 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($13 million at March 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at March 31, 2015 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid.

On December 27, 2012, AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings in Hamburg, Germany against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Predecessors of AXA granted predecessors of the Aon subsidiary a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  AXA seeks damages of approximately €183 million ($199 million at March 31, 2015 exchange rates). The arbitrators heard testimony over the course of four days in September and December 2014, and the evidentiary portion of the arbitration proceeding has now closed. The matter is now under submission. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($67 million at March 31, 2015 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing is set for October 2015. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

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

Guarantees and Indemnifications

In connection with the redomicile of Aon's headquarters (the "Redomestication"), the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee") (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997), and (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee.

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $68 million at March 31, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The

Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at March 31, 2015 compared to $14 million at December 31, 2014. During the three months ended March 31, 2015, the Company funded $2 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $77 million at March 31, 2015 compared to $112 million at December 31, 2014.

15. Segment Information

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

Aon's total revenue is as follows (in millions):

	Three months ended March 31,
	2015	2014
Risk Solutions	$1,895	$1,994
HR Solutions	970	965
Intersegment eliminations	(18)	(12)
Total revenue	$2,847	$2,947

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2015	2014
Retail brokerage	$1,513	$1,579
Reinsurance brokerage	377	409
Total Risk Solutions Segment	1,890	1,988
Consulting services	371	384
Outsourcing	604	589
Intrasegment	(5)	(8)
Total HR Solutions Segment	970	965
Intersegment	(18)	(12)
Total commissions, fees and other revenue	$2,842	$2,941

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2015	2014
Risk Solutions	$5	$6
HR Solutions	—	—
Total fiduciary investment income	$5	$6

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2015	2014
Risk Solutions	$412	$445
HR Solutions	76	67
Segment income before income taxes	488	512
Unallocated expenses	(47)	(43)
Interest income	3	2
Interest expense	(65)	(58)
Other income	42	1
Income before income taxes	$421	$414

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

16.  Guarantee of Registered Securities

As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 3.50% Notes due September 2015, the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt.

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

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2015 and 2014, condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014, condensed consolidating statements of financial position as of March 31, 2015 and December 31, 2014, and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

In January 2015, Aon plc transferred its ownership of all of its directly held subsidiaries to Aon Global Holdings Limited, an intermediate holding company. The financial results of Aon Global Holdings Limited are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has reflected the transfer of Aon Corporation from Aon plc to Aon Global Holdings Limited below for all periods presented.

Certain amounts in prior year's condensed consolidating statements of income have been reclassified and adjusted to conform to the 2015 presentation. In prior periods, other income (expense) from intercompany transactions were recognized in Compensation and benefits and Other general expenses. These amounts are now included in Intercompany other income (expense) in the Condensed Consolidating Statements of Income. The Company believes this provides greater clarity into the income generated from operations and intercompany transactions.

Condensed Consolidating Statement of Income

	Three months ended March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,842	$—	$2,842
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,847	—	2,847
Expenses
Compensation and benefits	52	11	1,620	—	1,683
Other general expenses	13	2	708	—	723
Total operating expenses	65	13	2,328	—	2,406
Operating (loss) income	(65)	(13)	519	—	441
Interest income	(5)	3	5	—	3
Interest expense	(25)	(34)	(6)	—	(65)
Intercompany interest income (expense)	119	(105)	(14)	—	—
Intercompany other (expense) income	(50)	(8)	58	—	—
Other income	2	8	32	—	42
(Loss) income before taxes	(24)	(149)	594	—	421
Income tax (benefit) expense	(5)	(50)	135	—	80
(Loss) income before equity in earnings of subsidiaries	(19)	(99)	459	—	341
Equity in earnings of subsidiaries, net of tax	347	403	304	(1,054)	—
Net income	328	304	763	(1,054)	341
Less: Net income attributable to noncontrolling interests	—	—	13	—	13
Net income attributable to Aon shareholders	$328	$304	$750	$(1,054)	$328

Condensed Consolidating Statement of Income

	Three months ended March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$1	$—	$2,940	$—	$2,941
Fiduciary investment income	—	—	6	—	6
Total revenue	1	—	2,946	—	2,947
Expenses
Compensation and benefits	66	7	1,678	—	1,751
Other general expenses	4	3	720	—	727
Total operating expenses	70	10	2,398	—	2,478
Operating (loss) income	(69)	(10)	548	—	469
Interest income	(2)	—	4	—	2
Interest expense	(9)	(31)	(18)	—	(58)
Intercompany interest income (expense)	111	(74)	(37)	—	—
Intercompany other (expense) income	(19)	(15)	34	—	—
Other income	—	—	1	—	1
Income (loss) before taxes	12	(130)	532	—	414
Income tax expense (benefit)	3	(50)	125	—	78
Income (loss) before equity in earnings of subsidiaries	9	(80)	407	—	336
Equity in earnings of subsidiaries, net of tax	316	333	253	(902)	—
Net income	325	253	660	(902)	336
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$325	$253	$649	$(902)	$325

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$328	$304	$763	$(1,054)	$341
Less: Net income attributable to noncontrolling interests	—	—	13	—	13
Net income attributable to Aon shareholders	$328	$304	$750	$(1,054)	$328
Other comprehensive (loss) income, net of tax:
Change in fair value of investments	—	—	(1)	—	(1)
Change in fair value of derivatives	—	(1)	7	—	6
Foreign currency translation adjustments	—	(23)	(299)	—	(322)
Post-retirement benefit obligation	—	8	15	—	23
Total other comprehensive loss	—	(16)	(278)	—	(294)
Equity in other comprehensive loss of subsidiaries, net of tax	(293)	(267)	(283)	843	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive loss attributable to Aon shareholders	(293)	(283)	(560)	843	(293)
Comprehensive income attributable to Aon shareholders	$35	$21	$190	$(211)	$35

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$325	$253	$660	$(902)	$336
Less: Net income attributable to noncontrolling interests	—	—	11	—	11
Net income attributable to Aon shareholders	$325	$253	$649	$(902)	$325
Other comprehensive income (loss), net of tax:
Change in fair value of investments	—	—	1	—	1
Change in fair value of derivatives	—	1	8	—	9
Foreign currency translation adjustments	—	(17)	33	—	16
Post-retirement benefit obligation	—	6	20	—	26
Total other comprehensive (loss) income	—	(10)	62	—	52
Equity in other comprehensive income of subsidiaries, net of tax	54	69	59	(182)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	54	59	123	(182)	54
Comprehensive income attributable to Aon Shareholders	$379	$312	$772	$(1,084)	$379

Condensed Consolidating Statement of Financial Position

	As of March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,230	$650	$(2,502)	$378
Short-term investments	—	166	177	—	343
Receivables, net	—	—	2,672	—	2,672
Fiduciary assets	—	—	10,894	—	10,894
Intercompany receivables	125	3,581	9,681	(13,387)	—
Other current assets	2	207	536	(33)	712
Total Current Assets	127	6,184	24,610	(15,922)	14,999
Goodwill	—	—	8,548	—	8,548
Intangible assets, net	—	—	2,410	—	2,410
Fixed assets, net	—	—	754	—	754
Intercompany receivables	7,374	577	121	(8,072)	—
Other non-current assets	181	701	1,589	(793)	1,678
Investment in subsidiary	4,121	15,391	1,868	(21,380)	—
TOTAL ASSETS	$11,803	$22,853	$39,900	$(46,167)	$28,389

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$10,894	$—	$10,894
Short-term debt and current portion of long-term debt	109	846	11	—	966
Accounts payable and accrued liabilities	2,597	31	1,265	(2,502)	1,391
Intercompany payables	246	9,382	3,759	(13,387)	—
Other current liabilities	—	49	849	(33)	865
Total Current Liabilities	2,952	10,308	16,778	(15,922)	14,116
Long-term debt	2,480	1,917	313	—	4,710
Pension, other post-retirement and other post-employment liabilities	—	1,366	635	—	2,001
Intercompany payables	—	7,287	785	(8,072)	—
Other non-current liabilities	6	107	1,811	(793)	1,131
TOTAL LIABILITIES	5,438	20,985	20,322	(24,787)	21,958

TOTAL AON SHAREHOLDERS' EQUITY	6,365	1,868	19,512	(21,380)	6,365
Noncontrolling interests	—	—	66	—	66
TOTAL EQUITY	6,365	1,868	19,578	(21,380)	6,431

TOTAL LIABILITIES AND EQUITY	$11,803	$22,853	$39,900	$(46,167)	$28,389

Condensed Consolidating Statement of Financial Position

	As of December 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,727	$1,361	$(3,714)	$374
Short-term investments	—	165	229	—	394
Receivables, net	—	—	2,815	—	2,815
Fiduciary assets	—	—	11,638	—	11,638
Intercompany receivables	455	2,814	9,156	(12,425)	—
Other current assets	2	226	407	(33)	602
Total Current Assets	457	5,932	25,606	(16,172)	15,823
Goodwill	—	—	8,860	—	8,860
Intangible assets, net	—	—	2,520	—	2,520
Fixed assets, net	—	—	765	—	765
Intercompany receivables	7,399	600	111	(8,110)	—
Other non-current assets	179	697	1,718	(790)	1,804
Investment in subsidiary	4,962	15,200	1,880	(22,042)	—
TOTAL ASSETS	$12,997	$22,429	$41,460	$(47,114)	$29,772

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,638	$—	$11,638
Short-term debt and current portion of long-term debt	—	767	16	—	783
Accounts payable and accrued liabilities	3,755	58	1,706	(3,714)	1,805
Intercompany payables	122	8,960	3,343	(12,425)	—
Other current liabilities	—	49	772	(33)	788
Total Current Liabilities	3,877	9,834	17,475	(16,172)	15,014
Long-term debt	2,544	1,917	338	—	4,799
Pension, other post-retirement and other post-employment liabilities	—	1,396	745	—	2,141
Intercompany payables	—	7,277	833	(8,110)	—
Other non-current liabilities	5	125	1,847	(790)	1,187
TOTAL LIABILITIES	6,426	20,549	21,238	(25,072)	23,141

TOTAL AON SHAREHOLDERS' EQUITY	6,571	1,880	20,162	(22,042)	6,571
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	6,571	1,880	20,222	(22,042)	6,631

TOTAL LIABILITIES AND EQUITY	$12,997	$22,429	$41,460	$(47,114)	$29,772

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$2	$(188)	$322	$—	$136

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	—	3	—	3
Purchase of long-term investments	—	(1)	—	—	(1)
Net sales of short-term investments - non-fiduciary	—	(1)	43	—	42
Acquisition of businesses, net of cash acquired	—	—	(21)	—	(21)
Proceeds from sale of businesses	—	—	41	—	41
Capital expenditures	—	—	(62)	—	(62)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(2)	4	—	2

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(250)	—	—	—	(250)
Advances from (to) affiliates	157	(385)	(984)	1,212	—
Issuance of shares for employee benefit plans	48	—	—	—	48
Issuance of debt	114	756	—	—	870
Repayment of debt	—	(678)	(8)	—	(686)
Cash dividends to shareholders	(71)	—	—	—	(71)
Purchase of shares from noncontrolling interests	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	(1)	—	(1)
Proceeds from sale-leaseback	—	—	—	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(2)	(307)	(998)	1,212	(95)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(39)	—	(39)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(497)	(711)	1,212	4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,230	$650	$(2,502)	$378

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$89	$(123)	$23	$—	$(11)

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	37	5	—	42
Purchase of long-term investments	—	(10)	—	—	(10)
Net sales of short-term investments - non-fiduciary	—	62	121	—	183
Acquisition of businesses, net of cash acquired	—	—	(5)	—	(5)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(55)	—	(55)
CASH PROVIDED BY INVESTING ACTIVITIES	—	89	67	—	156

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(600)	—	—	—	(600)
Advances from (to) affiliates	313	(206)	65	(172)	—
Issuance of shares for employee benefit plans	26	—	—	—	26
Issuance of debt	293	902	—	—	1,195
Repayment of debt	(68)	(755)	(6)	—	(829)
Cash dividends to shareholders	(53)	—	—	—	(53)
Purchase of shares from noncontrolling interests	—	—	1	—	1
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(89)	(59)	60	(172)	(260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(24)	—	(24)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(93)	126	(172)	(139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$154	$1,372	$(1,188)	$338

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2015 FINANCIAL RESULTS

During the first quarter of 2015, we continued to face certain headwinds that have adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.

The following is a summary of our first three months of 2015 financial results:

•
For the first quarter of 2015, revenue decreased $100 million, or 3%, to $2.8 billion compared to the prior year first quarter due primarily to a 7% unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth of 3% and revenue attributable to acquisitions of 1%. In Risk Solutions, revenue was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance revenue. The HR Solutions segment had solid growth across both the consulting and outsourcing businesses. Organic revenue growth was 3% in the Risk Solutions segment and 4% in the HR Solutions segment during the first three months of 2015.

•
Operating expenses for the first quarter of 2015 were $2.4 billion, a decrease of $72 million, or 3%, compared to the prior year first quarter. The decrease in the first quarter was primarily due to a $140 million favorable impact from foreign currency exchange rates and a $6 million decrease in intangible asset amortization, partially offset by an increase in expense associated with 3% organic revenue growth.

•
Operating margin decreased to 15.5% in the first quarter 2015 from 15.9% in the first quarter 2014. The decrease in operating margin from the prior year quarter is primarily related to a $50 million unfavorable impact from foreign currency exchange rates and an increase in expense to support future growth, partially offset by organic revenue growth of 3%, decreased intangible asset amortization costs, and expense discipline. Operating margin for Risk Solutions decreased 60 basis points from 22.3% in the first quarter 2014 to 21.7% in the first quarter 2015, due primarily to a $48 million unfavorable impact from foreign currency exchange rates, partially offset by return on investments in the business and expense discipline. Operating margin for HR Solutions increased 90 basis points from 6.9% in the first quarter 2014 to 7.8% in the first quarter 2015, due primarily to solid organic revenue growth and a reduction in intangible asset amortization, partially offset by an increase in expense to support future growth and a $5 million unfavorable impact from foreign currency exchange rates.

•	Net income attributable to Aon shareholders increased $3 million, or 1%, to $328 million for the first quarter 2015 compared to the first quarter 2014.

•
Cash flow provided by operating activities was $136 million for the first three months of 2015, an increase of $147 million from cash flow used for operating activities of $11 million in the first three months of 2014, driven by a decline in pension contributions, working capital improvements, and a decline in cash paid for taxes and restructuring.

We focus on four key non-GAAP metrics that we communicate to shareholders: grow organically, expand adjusted operating margins, increase adjusted diluted earnings per share, and increase free cash flow.  The following is our measure of performance against these four metrics for the first three months of 2015:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% in the first quarter of 2015, compared to organic revenue growth of 2% in the prior year first quarter. In Risk Solutions, organic revenue growth was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance organic revenue. HR Solutions had solid organic growth across both the consulting and outsourcing businesses.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," for the first quarter 2015 was 18.3% for Aon overall, 23.2% for the Risk Solutions segment, and 13.2% for the HR Solutions segment.  Adjusted operating margin was 18.8% for Aon overall, 23.6% for the Risk Solutions segment, and 13.3% for the HR Solutions segment for the first quarter 2014. The decrease in adjusted operating margin for the Risk Solutions segment primarily reflects a $50 million unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth, return on investments, and expense discipline. The decrease in adjusted operating margin for the HR Solutions segment primarily reflects an increase in expense to support future growth and a $6 million unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth and expense discipline.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.37 per share in the first quarter of 2015, compared to $1.28 per share in the first quarter of 2014.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," increased $140 million from the prior year period to $74 million for the three months ended March 31, 2015 driven by an increase in cash flow from operations partially offset by an increase of $7 million in capital expenditures from the prior year period.

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

Adjusted Operating Margin

We use adjusted operating margin as a non-GAAP measure of core operating performance of our Risk Solutions and HR Solutions segments.  Adjusted operating margin excludes the impact of certain items, including intangible asset amortization, because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended March 31, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,847	$1,895	$970
Operating income — U.S. GAAP	$441	$412	$76
Intangible asset amortization	80	28	52
Operating income — as adjusted	$521	$440	$128
Operating margins — U.S. GAAP	15.5%	21.7%	7.8%
Operating margins — as adjusted	18.3%	23.2%	13.2%

	Three months ended March 31, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,947	$1,994	$965
Operating income — U.S. GAAP	$469	$445	$67
Intangible asset amortization	86	25	61
Operating income — as adjusted	$555	$470	$128
Operating margins — U.S. GAAP	15.9%	22.3%	6.9%
Operating margins — as adjusted	18.8%	23.6%	13.3%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share

We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of intangible asset amortization, along with related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended March 31, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$441	$80	$521
Interest income	3	—	3
Interest expense	(65)	—	(65)
Other income	42	—	42
Income before income taxes	421	80	501
Income taxes	80	16	96
Net income	341	64	405
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$328	$64	$392
Diluted earnings per share	$1.14	$0.23	$1.37
Weighted average ordinary shares outstanding — diluted	287.1	—	287.1

	Three months ended March 31, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$469	$86	$555
Interest income	2	—	2
Interest expense	(58)	—	(58)
Other income	1	—	1
Income before income taxes	414	86	500
Income taxes	78	17	95
Net income	336	69	405
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$325	$69	$394
Diluted earnings per share	$1.06	$0.22	$1.28
Weighted average ordinary shares outstanding — diluted	307.2	—	307.2

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Three months ended March 31,
	2015	2014
Cash flow provided by operations - U.S. GAAP	$136	$(11)
Less: Capital expenditures	(62)	(55)
Free cash flow	$74	$(66)

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income, using current year's foreign exchange rates.  Using this illustrative methodology, currency fluctuations had an unfavorable impact of $0.15 and no impact during the three months ended March 31, 2015 and 2014, respectively, on adjusted net income per diluted share, when we translate prior year quarter results at current quarter foreign exchange rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended March 31,
	2015	2014
Revenue:
Commissions, fees and other	$2,842	$2,941
Fiduciary investment income	5	6
Total revenue	2,847	2,947
Expenses:
Compensation and benefits	1,683	1,751
Other general expenses	723	727
Total operating expenses	2,406	2,478
Operating income	441	469
Interest income	3	2
Interest expense	(65)	(58)
Other income	42	1
Income before income taxes	421	414
Income taxes	80	78
Net income	341	336
Less: Net income attributable to noncontrolling interests	13	11
Net income attributable to Aon shareholders	$328	$325

Revenue

Revenue decreased by $100 million, or 3%, in the first quarter 2015 compared to the first quarter 2014.  The decrease consists of a $99 million, or 5%, decrease in the Risk Solutions segment and a $5 million, or 1%, increase in the HR Solutions segment. The results of the Risk Solutions segment reflect an 8% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth in commissions and fees. Organic revenue growth in the HR Solutions segment for the quarter was 4%, partially offset by a 3% unfavorable impact from foreign currency exchange rates.

Compensation and Benefits

Compensation and benefits decreased $68 million, or 4%, compared to the first quarter 2014. The decrease was primarily driven by a $103 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense associated with 3% organic revenue growth and to support future growth.

Other General Expenses

Other general expenses decreased $4 million, or 1%, compared to the first quarter 2014. The decrease was due primarily to a $37 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense associated with 3% organic revenue growth.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2015, Interest income increased $1 million to $3 million compared to the first quarter 2014.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $7 million compared to the first quarter of 2014. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other Income

Other income was $42 million for the first quarter of 2015, compared to $1 million for the first quarter of 2014.  The first quarter 2015 includes a $24 million gain on foreign currency remeasurement, a $19 million net gain on disposal of certain businesses and equity earnings of $2 million, partially offset by a $2 million loss on investments and a $1 million loss from derivatives. The first quarter 2014 includes a $19 million gain on foreign currency remeasurement and equity earnings of $5 million, partially offset by a $23 million loss from derivatives.

Income before Income Taxes

Income before income taxes for the first quarter was $421 million, a 2% increase from $414 million in 2014.  The increase in income was driven by the 3% increase in organic growth for the three months ended March 31, 2015, return on investments, and expense discipline.

Income Taxes

The effective tax rate on net income was 19.1% and 18.9% for the quarters ended March 31, 2015 and 2014, respectively.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the first quarter increased to $328 million, or $1.14 diluted net income per share, from $325 million, or $1.06 diluted net income per share, in 2014.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations and shareholder dividends. We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future.

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

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2015 was $136 million compared to net cash used for operating activities during the three months ended March 31, 2014 of $11 million, an increase of $147 million. The increase from the prior year period was primarily driven by organic growth, a reduction in pension contributions of $62 million, working capital improvements, and a decline in restructuring payments of $27 million from the prior year period.

The primary sources of the cash from operating activities during the three months ended March 31, 2015 were net income, adjusted for non-cash items, of $555 million and a decrease in accounts receivable of $49 million, partially offset by a decrease in accounts payable and accrued liabilities of $466 million, pension contributions, net of expense, of $66 million and a decrease in restructuring reserves of $13 million. Pension contributions, net of expenses, were $66 million and $128 million for the three months ended March 31, 2015 and 2014, respectively. For the remainder of 2015, we expect to contribute approximately $163 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2015 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at March 31, 2015, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow provided by investing activities was $2 million during the three months ended March 31, 2015. The primary drivers of the cash flow provided by investing activities were net sales of short-term investments of $42 million, sale of businesses of $41 million, and $2 million for net sales of long-term investments partially offset by $62 million for capital expenditures and $21 million for acquisitions of businesses, net of cash acquired. The cash flows provided by the net sales of long-term investments represent the cash proceeds generated from net sales of long-term investments where the corresponding gains and losses are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow provided by investing activities was $156 million during the three months ended March 31, 2014. The primary drivers of the cash flow provided by investing activities were net sales of short-term investments of $183 million and $32 million for net sales of long-term investments, partially offset by $55 million for capital expenditures.

Financing Activities

Cash flow used for financing activities during the three months ended March 31, 2015 was $95 million. The primary drivers of the cash flow used for financing activities were share repurchases of $250 million and dividends paid to shareholders of $71 million, partially offset by issuances of debt, net of repayments, of $184 million and proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan of $48 million.

Cash flow used for financing activities during the three months ended March 31, 2014 was $260 million. The primary drivers of cash flow used for financing activities were share repurchases of $600 million and dividends paid to shareholders of $53 million, partially offset by issuances of debt, net of repayments, of $366 million and proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan of $26 million.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2015 and December 31, 2014, we had distributable reserves in excess of $3.6 billion and $4.0 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends if and to the extent declared for the foreseeable future.

Cash and Investments

At March 31, 2015, our cash and cash equivalents and short-term investments were $721 million, a decrease of $47 million from December 31, 2014, primarily related to share repurchases of $250 million and dividends of $71 million, partially offset by the net issuances of debt of $184 million.  Of the total balance as of March 31, 2015, $127 million was restricted as to its use, which was comprised of $60 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $67 million held as collateral for various business purposes.  At March 31, 2015, $2.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.8 billion were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At March 31, 2015, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance of cash and cash equivalents and short-term investments as of December 31, 2014, $169 million was restricted as to its use, which was comprised of $63 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $106 million held as collateral for various business purposes. At December 31, 2014, $3.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and $2.7 billion was held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $3.8 billion and $4.0 billion and fiduciary receivables of $7.1 billion and $7.7 billion at March 31, 2015 and December 31, 2014, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 13 "Fair Value Measurements and Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

At March 31, 2015, our investments in money market funds and highly liquid debt instruments had a fair value of $1.8 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments at March 31, 2015 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$378	$—	$2,312	$2,690
Money market funds	—	343	1,444	1,787
Highly liquid debt instruments	—	—	—	—
Other investments due within one year	—	—	—	—
Cash and investments	378	343	3,756	4,477
Fiduciary receivables	—	—	7,138	7,138
Total	$378	$343	$10,894	$11,615

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

In the first quarter of 2015, we repurchased 2.5 million shares at an average price per share of $100.15 for a total cost of $250 million. In the first quarter of 2014, we repurchased 7.2 million shares at an average price per share of $83.45 for a total cost of $600 million. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 64.6 million shares for an aggregate cost of $4.6 billion. The remaining authorized amount for share repurchase under our share repurchase programs is approximately $5.4 billion.

For information regarding share repurchases made during the first quarter of 2015, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at March 31, 2015 was $5.7 billion, which represents an increase of $94 million compared to December 31, 2014. This increase is primarily due to an increase in commercial paper outstanding of $187 million compared to December 31, 2014, partially offset by foreign currency translation adjustment. Commercial paper activity during the three months ended March 31, 2015 included total issuances of $865 million compared to $1.2 billion for the three months ended March 31, 2014. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

Our total debt as a percentage of total capital attributable to Aon shareholders was 47.1% and 45.9% at March 31, 2015 and December 31, 2014, respectively.

Credit Facilities

As of December 31, 2014, we had two primary committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017, which we refer to as our "2017 Facility," and our €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015, which we refer to as our "2015 Facility."  On February 2, 2015, we replaced our 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020, which we refer to as our "2020 Facility."  Each of these facilities was intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly.  At March 31, 2015, we had no borrowings under, and were in compliance with these financial covenants and all other covenants contained in, the 2015 Facility and 2017 Facility during the three months ended March 31, 2015.

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

The major rating agencies' ratings of our debt at May 1, 2015 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding of approximately $68 million at March 31, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $77 million at March 31, 2015 compared to $112 million at December 31, 2014.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million and $14 million at March 31, 2015 and December 31, 2014, respectively.  During the three months ended March 31, 2015, we funded $2 million of these commitments.

Other Liquidity Matters

We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At March 31, 2015, our net assets were $6.4 billion, representing total assets minus total liabilities, a decrease from $6.6 billion at December 31, 2014. The decrease was due primarily to share repurchases of $250 million, dividends of $71 million, and an increase in Accumulated other comprehensive loss of $293 million related primarily to foreign currency translation adjustment and post-retirement benefit obligation, partially offset by Net income of $341 million for the three months ended March 31, 2015.  Working capital increased by $74 million to $883 million from December 31, 2014.

Equity

Equity at March 31, 2015 was $6.4 billion, a decrease of $200 million from December 31, 2014.  The decrease resulted primarily from share repurchases of $250 million, $71 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $293 million, partially offset by Net income of $341 million.

The $293 million increase in Accumulated other comprehensive loss from December 31, 2014 primarily reflects the following:

•	negative net foreign currency translation adjustments of $321 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $23 million in net post-retirement benefit obligations,

•	net derivative gains of $6 million, and

•	net investment losses of $1 million.

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

Risk Solutions

	Three months ended March 31,
(millions, except percentage data)	2015	2014
Revenue	$1,895	$1,994
Operating income	412	445
Operating margin	21.7%	22.3%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first three months of 2015, pricing was flat on average globally, and we would still consider this to be a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the first quarter of 2015, we faced difficult conditions as a result of continued weakness in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in the first quarter of 2015.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended March 31,
	2015	2014
Retail brokerage:
Americas	$713	$698
International (1)	800	881
Total retail brokerage	1,513	1,579
Reinsurance brokerage	377	409
Total	$1,890	$1,988
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

During the first three months of 2015, Commissions, fees and other revenue decreased $98 million, or 5%, as compared to the first three months of 2014 due to an 8% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic revenue growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended March 31, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	2%	(3)%	1%	4%
International (1)	(9)	(13)	1	3
Total retail brokerage	(4)	(9)	1	4
Reinsurance brokerage	(8)	(6)	(1)	(1)
Total	(5)%	(8)%	—%	3%
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue decreased 4% in the first quarter driven by a 9% unfavorable impact from foreign currency exchange rates, partially offset by 4% organic revenue growth in the Americas, 3% organic revenue growth in International operations, and a 1% increase related to acquisitions, net of dispositions.

Americas Commissions, fees and other revenue increased 2% in the first quarter reflecting 4% growth in organic revenue and a 1% increase related to acquisitions, net of dispositions, partially offset by a 3% unfavorable impact from foreign currency exchange rates. Organic revenue growth was driven by solid management of the renewal book portfolio in US Retail, as well as double-digit new business growth in Latin America and Canada.

International Commissions, fees and other revenue decreased 9% in the first quarter driven by a 13% unfavorable impact from foreign currency exchange rates, partially offset by a 3% increase in organic revenue growth and a 1% favorable impact from acquisitions, net of divestitures. Organic growth of 3% was driven by solid growth across Asia and emerging markets, as well as solid new business generation in continental Europe.

Reinsurance brokerage Commissions, fees and other revenue decreased 8% in the first quarter driven by a 6% unfavorable impact from foreign currency exchange rates, a 1% decrease related to acquisitions, net of dispositions, and a 1% decline in organic revenue growth. The decline in organic revenue growth was driven by an unfavorable market impact globally, most notably in the Americas, and a modest decline in capital markets transactions, partially offset by record levels of new business in treaty placements, as well as modest growth in facultative placements.

Operating Income

Operating income for the first quarter 2015 decreased $33 million, or 7%, from 2014 to $412 million in 2015, and operating income margins decreased to 21.7% from 22.3% in 2014.  The decrease was driven by a $48 million, or 70 basis point, unfavorable impact from foreign currency exchange rates, partially offset by 3% organic revenue growth, return on investments, and expense discipline.

HR Solutions

	Three months ended March 31,
(millions, except percentage data)	2015	2014
Revenue	$970	$965
Operating income	76	67
Operating margin	7.8%	6.9%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in the first quarter of 2015 and provides a broad range of human capital services, as follows:

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

·
Human Resource Business Processing Outsourcing provides market-leading solutions to manage employee data; administers benefits, payroll and other human resources processes; and records and manages talent, workforce and other core human resource process transactions as well as other complementary services such as flexible spending, dependent audit and participant advocacy.

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions in many markets around the globe continued into the first quarter of 2015 and have adversely impacted our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue were as follows (in millions):

	Three months ended March 31,
	2015	2014
Consulting services	$371	$384
Outsourcing	604	589
Intersegment	(5)	(8)
Total	$970	$965

Commissions, fees and other revenue for HR Solutions increased $5 million, or 1%, in the first quarter 2015 compared to the first quarter 2014. The increase in revenue was driven by 4% organic growth in commissions and fees partially offset by 3% unfavorable impact from foreign exchange rates.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended March 31, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(3)%	(6)%	1%	2%
Outsourcing	3	(1)	—	4
Total	1%	(3)%	—%	4%

Consulting services revenue decreased $13 million, or 3%, for the first quarter due primarily to a 6% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth and an increase of 1% from acquisitions, net of divestitures. Organic revenue growth was driven by solid growth in US retirement, primarily in investment consulting, partially offset by a decline in retirement solutions in continental Europe.

Outsourcing revenue increased $15 million, or 3%, for the first quarter due to 4% organic revenue growth driven by follow-on enrollments and additional off-cycle wins on the retiree exchange, as well as solid growth in cloud-based HR BPO solutions, partially offset by a 1% unfavorable impact from foreign currency exchange rates.

Operating Income

Operating income was $76 million, an increase of $9 million, or 13%, from the first quarter of 2014. The increase was primarily due to solid organic revenue growth and expense discipline, partially offset by an increase in expense to support future growth, and a $5 million unfavorable impact from foreign currency exchange rates. Operating margin for the HR Solutions segment was 7.8% in the first quarter, an increase from 6.9% in 2014.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2015	2014
Operating income (loss):
Risk Solutions	$412	$445
HR Solutions	76	67
Unallocated	(47)	(43)
Operating income	441	469
Interest income	3	2
Interest expense	(65)	(58)
Other income	42	1
Income before income taxes	$421	$414

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $4 million to $47 million in the first quarter 2015.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2015, Interest income increased $1 million to $3 million compared to the first quarter 2014.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $7 million compared to the first quarter 2014. The increase in interest expense primarily reflects an increase in the total debt outstanding.

Other income

Other income was $42 million for the first quarter of 2015, compared to $1 million for the first quarter of 2014.  The first quarter 2015 includes a $24 million gain on foreign currency remeasurement, a $19 million net gain on disposal of certain businesses and equity earnings of $2 million, partially offset by a $2 million loss on investments and a $1 million loss from derivatives. The first quarter 2014 includes a $19 million gain on foreign currency remeasurement and equity earnings of $5 million, partially offset by a $23 million loss from derivatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2014 Annual Report on Form 10-K.

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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These factors may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K.

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

The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2014 Annual Report on Form 10-K.

Foreign Exchange Risk

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At March 31, 2015, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2015 and 2016, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.14 during the three months ended March 31, 2015.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.15 during the three months ended March 31, 2015 if the Company were to translate prior year results at current quarter exchange rates.

Interest Rate Risk

Our fiduciary investment income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A decrease in global short-term interest rates adversely affects our fiduciary investment income.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of March 31, 2015.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 14 "Commitments and Contingencies — Legal" to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/15 — 1/31/15	—	$—	—	$5,623,904,966
2/1/15 — 2/28/15	2,495,908	100.15	2,495,908	5,373,929,723
3/1/15 — 3/31/15	—	—	—	5,373,929,723
Total	2,495,908	$100.15	2,495,908	$5,373,929,723
  ______________________________________________

(1)         Does not include commissions paid to repurchase shares.

(2)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the first quarter of 2015, we repurchased 2.5 million shares at an average price per share of $100.15 for a total cost of $250 million. The remaining authorized amount for share repurchase under our share repurchase programs is $5.4 billion.

We did not make any unregistered sales of equity in the first quarter.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

May 1, 2015	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*
$900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 6, 2015.

10.2*
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 23, 2015.

10.3*
Amendment to Employment Agreement, dated as of February 20, 2015, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 26, 2015.

10.4*
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 26, 2015.

10.5*
Change in Control Agreement, dated as of February 24, 2015, by and between Aon plc, Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 26, 2015.

10.6	Aon plc Leadership Performance Program for 2015-2017.
10.7	Executive Committee Incentive Compensation Plan.
10.8	First Amendment to the Aon Deferred Compensation Plan dated as of March 20, 2015.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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