Form 10-Q
period 2015-06-30
Aon plc
filed 2015-07-31
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of July 23, 2015:  280,042,927

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue
Commissions, fees and other	$2,800	$2,913	$5,642	$5,854
Fiduciary investment income	5	6	10	12
Total revenue	2,805	2,919	5,652	5,866
Expenses
Compensation and benefits	1,653	1,708	3,336	3,459
Other general expenses	875	766	1,598	1,493
Total operating expenses	2,528	2,474	4,934	4,952
Operating income	277	445	718	914
Interest income	4	2	7	4
Interest expense	(68)	(65)	(133)	(123)
Other income (expense)	1	(2)	43	(1)
Income before income taxes	214	380	635	794
Income taxes	26	67	106	145
Net income	188	313	529	649
Less: Net income attributable to noncontrolling interests	10	9	23	20
Net income attributable to Aon shareholders	$178	$304	$506	$629

Basic net income per share attributable to Aon shareholders	$0.63	$1.02	$1.78	$2.09
Diluted net income per share attributable to Aon shareholders	$0.62	$1.01	$1.76	$2.07
Cash dividends per share paid on ordinary shares	$0.30	$0.25	$0.55	$0.43
Weighted average ordinary shares outstanding - basic	284.5	298.5	284.3	301.0
Weighted average ordinary shares outstanding - diluted	286.7	301.6	286.9	304.4

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$188	$313	$529	$649
Less: Net income attributable to noncontrolling interests	10	9	23	20
Net income attributable to Aon shareholders	178	304	506	629
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(6)	10	(1)	20
Foreign currency translation adjustments	175	74	(147)	90
Post-retirement benefit obligation	21	18	44	44
Total other comprehensive (loss) income	190	102	(104)	154
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(1)	—	(2)	(2)
Total other comprehensive (loss) income attributable to Aon shareholders	191	102	(102)	156
Comprehensive income attributable to Aon shareholders	$369	$406	$404	$785

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$367	$374
Short-term investments	484	394
Receivables, net	2,684	2,815
Fiduciary assets	11,389	11,638
Other current assets	731	602
Total Current Assets	15,655	15,823
Goodwill	8,661	8,860
Intangible assets, net	2,350	2,520
Fixed assets, net	782	765
Other non-current assets	1,755	1,804
TOTAL ASSETS	$29,203	$29,772

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$11,389	$11,638
Short-term debt and current portion of long-term debt	1,237	783
Accounts payable and accrued liabilities	1,368	1,805
Other current liabilities	845	788
Total Current Liabilities	14,839	15,014
Long-term debt	4,824	4,799
Pension, other post-retirement and post-employment liabilities	1,944	2,141
Other non-current liabilities	1,140	1,187
TOTAL LIABILITIES	22,747	23,141

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2015 - 279.8; 2014 - 280.0)	3	3
Additional paid-in capital	5,226	5,097
Retained earnings	4,405	4,605
Accumulated other comprehensive loss	(3,236)	(3,134)
TOTAL AON SHAREHOLDERS' EQUITY	6,398	6,571
Noncontrolling interests	58	60
TOTAL EQUITY	6,456	6,631
TOTAL LIABILITIES AND EQUITY	$29,203	$29,772

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2014	280.0	$5,100	$4,605	$(3,134)	$60	$6,631
Net income	—	—	506	—	23	529
Shares issued - employee benefit plans	0.2	15	—	—	—	15
Shares issued - employee compensation	5.0	(175)	—	—	—	(175)
Shares purchased	(5.4)	—	(550)	—	—	(550)
Tax benefit - employee benefit plans	—	124	—	—	—	124
Share-based compensation expense	—	164	—	—	—	164
Dividends to shareholders	—	—	(156)	—	—	(156)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	(145)	(2)	(147)
Net post-retirement benefit obligation	—	—	—	44	—	44
Purchases of shares from noncontrolling interests	—	1	—	—	(5)	(4)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(18)	(18)
Balance at June 30, 2015	279.8	$5,229	$4,405	$(3,236)	$58	$6,456

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$529	$649
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(20)	(8)
Depreciation of fixed assets	113	122
Amortization of intangible assets	159	173
Share-based compensation expense	164	175
Deferred income taxes	16	18
Change in assets and liabilities:
Fiduciary receivables	(116)	(563)
Short-term investments — funds held on behalf of clients	52	(175)
Fiduciary liabilities	64	738
Receivables, net	59	115
Accounts payable and accrued liabilities	(537)	(492)
Restructuring reserves	(19)	(62)
Current income taxes	(152)	(145)
Pension, other post-retirement and other post-employment liabilities	(122)	(226)
Other assets and liabilities	175	14
CASH PROVIDED BY OPERATING ACTIVITIES	365	333

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	10	48
Purchases of long-term investments	(1)	(14)
Net (purchases) sales of short-term investments — non-fiduciary	(97)	217
Acquisition of businesses, net of cash acquired	(23)	(83)
Proceeds from sale of businesses	52	1
Capital expenditures	(142)	(115)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(201)	54

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(550)	(1,250)
Issuance of shares for employee benefit plans	52	40
Issuance of debt	2,445	3,324
Repayment of debt	(1,896)	(1,745)
Deposit with trustee	—	(681)
Cash dividends to shareholders	(156)	(128)
(Purchases) sales of shares (from) to noncontrolling interests	(5)	1
Dividends paid to noncontrolling interests	(18)	(10)
CASH USED FOR FINANCING ACTIVITIES	(128)	(449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(43)	3
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367	$418

Supplemental disclosures:
Interest paid	$128	$82
Income taxes paid, net of refunds	$118	$204

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2015.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2015 presentation. In prior periods, long-term investments were included in Investments in the Condensed Consolidated Statement of Financial Position. These amounts are now included in Other non-current assets in the Condensed Consolidated Statement of Financial Position, as shown in Note 4 to these Condensed Consolidated Financial Statements. Long-term investments were $142 million at June 30, 2015 and $143 million at December 31, 2014.

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

Consolidations

In February 2015, the FASB issued new accounting guidance on consolidations, which eliminates the deferral granted to investment companies from applying the variable interest entities guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance is effective for the Company in the first quarter of 2016. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2017 and early adoption is not permitted. The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2017 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time as the standard is still undergoing changes. The Company is also determining the appropriate method of transition to the guidance.

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

At June 30, 2015, Cash and cash equivalents and Short-term investments were $851 million compared to $768 million at December 31, 2014. Of the total balance, $117 million and $169 million was restricted as to its use at June 30, 2015 and December 31, 2014, respectively. Included within that amount, the Company is required to hold £40.5 million of operating funds in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were equal to $64 million and $63 million at June 30, 2015 and December 31, 2014, respectively. In addition, Cash and cash equivalents included additional restricted balances of $53 million and $106 million at June 30, 2015 and December 31, 2014, respectively. The restricted balances primarily relate to cash required to be held as collateral.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income (expense) consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Foreign currency remeasurement (loss) gain	(7)	(15)	$17	$4
Gain on disposal of business	1	—	20	—
Equity earnings	4	1	6	6
Income (loss) on financial instruments	3	9	—	(15)
Other	—	3	—	4
Total	$1	$(2)	$43	$(1)

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$70	$89	$74	$90
Provision charged to operations	3	4	11	8
Accounts written off, net of recoveries	(13)	(4)	(22)	(9)
Foreign currency translation	5	(1)	2	(1)
Balance at end of period	$65	$88	$65	$88

Other Current Assets

The components of Other current assets are as follows (in millions):

	June 30, 2015	December 31, 2014
Taxes receivable	$220	$99
Deferred tax assets	204	212
Prepaid expenses	175	164
Deferred project costs	106	102
Other	26	25
Total	$731	$602

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	June 30, 2015	December 31, 2014
Prepaid pension	$953	$933
Deferred project costs	232	250
Deferred tax assets	164	144
Investments	142	143
Taxes receivable	63	101
Other	201	233
Total	$1,755	$1,804

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	June 30, 2015	December 31, 2014
Deferred revenue	$425	$408
Taxes payable	24	64
Deferred tax liabilities	2	2
Other	394	314
Total	$845	$788

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	June 30, 2015	December 31, 2014
Deferred tax liabilities	$322	$313
Taxes payable	208	210
Deferred revenue	187	167
Leases	167	184
Compensation and benefits	54	57
Other	202	256
Total	$1,140	$1,187

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended June 30, 2015, the Company completed the acquisition of one business in the Risk Solutions segment and one business in the HR Solutions segment. During the six months ended June 30, 2015, the Company completed the acquisition of two businesses in the Risk Solutions segment and two businesses in the HR Solutions segment. During the three months ended June 30, 2014, the Company completed the acquisition of two businesses in the Risk Solutions segment. During the six months ended June 30, 2014, the Company completed the acquisition of three businesses in the Risk Solutions segment and one business in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Six months ended June 30,
	2015	2014
Consideration	$23	$83
Intangible assets:
Goodwill	$16	$52
Other intangible assets	1	48
Total	$17	$100

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

During the three months ended June 30, 2015, the Company had no dispositions. A pretax gain of $1 million was recognized on prior period dispositions during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company completed the disposition of one business in the Risk Solutions segment and one business in the HR Solutions segment. A pretax gain of $20 million was recognized on these dispositions in the six months ended June 30, 2015. During the three months ended June 30, 2014, the Company had no dispositions of businesses. During the six months ended June 30, 2014, the Company completed the disposition of one business in the Risk Solutions segment.  A pretax gain of $1 million was recognized on this disposition in the six months ended June 30, 2014. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2015 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2015	$5,911	$2,949	$8,860
Goodwill related to current year acquisitions	1	15	16
Goodwill related to disposals	—	(13)	(13)
Goodwill related to prior year acquisitions	(1)	—	(1)
Foreign currency translation	(189)	(12)	(201)
Balance as of June 30, 2015	$5,722	$2,939	$8,661

Other intangible assets by asset class are as follows (in millions):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,930	1,706	1,224	2,952	1,579	1,373
Technology and other	552	445	107	571	443	128
Total	$4,501	$2,151	$2,350	$4,542	$2,022	$2,520

Amortization expense from finite lived intangible assets was $79 million and $159 million for the three and six months ended June 30, 2015, respectively. Amortization expense from finite lived intangible assets was $87 million and $173 million for the three and six months ended June 30, 2014, respectively.

The estimated future amortization for finite lived intangible assets as of June 30, 2015 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2015	$56	$103	$159
2016	104	172	276
2017	93	138	231
2018	78	92	170
2019	68	73	141
Thereafter	188	166	354
Total	$587	$744	$1,331

7.  Debt

Revolving Credit Facilities

As of December 31, 2014, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its €650 million ($726 million based on exchange rates at June 30, 2015) European credit facility expiring in October 2015 (the "2015 Facility"). Aon Corporation entered into the 2015 Facility on October 15, 2010 (Aon plc became a borrower under such facility on April 29, 2013) and Aon plc entered into the 2017 Facility on March 20, 2012. On February 2, 2015, Aon plc replaced the 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2015, Aon plc did not have borrowings under either the 2017 Facility or the 2020 Facility, and was in compliance with these financial covenants and all other covenants contained therein during the six months ended June 30, 2015.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $125 million and $168 million of commercial paper outstanding at June 30, 2015 and December 31, 2014, respectively, which was included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three and six months ended June 30, 2015 was $359 million and $338 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2015 was 0.46% and 0.48%, respectively.

Notes

On May 20, 2015, the Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The 4.750% Notes due May 2045 are fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes.

8.  Income Taxes

The effective tax rate on net income was 12.2% and 16.8% for the three and six months ended June 30, 2015, respectively. The effective tax rate on net income was 17.5% and 18.3% for the three and six months ended June 30, 2014, respectively. The effective tax rate in the second quarter of 2015 was favorably impacted by changes in the geographical distribution of income, including a reduction in U.S. income resulting from the settlement of a legacy legal matter and the impact of certain discrete items.

During the six months ended June 30, 2015, the Company's uncertain tax positions decreased by $10 million, excluding interest and penalties, as compared to the year ended December 31, 2014. The decrease in uncertain tax positions was primarily related to the settlement of certain issues related to the IRS audit for tax years 2008-2011. As of June 30, 2015, the Company's liability for uncertain tax positions was $197 million, which was included in Other non-current liabilities in the Condensed Consolidated Statement of Financial Position, including interest and penalties of $28 million and net of $12 million of tax attributes.

The Company's liability for uncertain tax positions as of June 30, 2015 includes $144 million related to amounts that would impact the effective tax rate if recognized.

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

In the three months ended June 30, 2015, the Company repurchased 3.0 million shares at an average price per share of $100.92 for a total cost of approximately $300 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2015, the Company repurchased 5.5 million shares at an average price per share of $100.57 for a total cost of approximately $550 million under the 2012 Share Repurchase Program. In the three months ended June 30, 2014, the Company repurchased 7.4 million shares at an average price per share of $87.67 for a total cost of $650 million under the 2012 Share Repurchase Program. During the six months ended June 30, 2014, the Company repurchased 14.6 million shares at an average price per share of $85.59 for a total cost of $1.3 billion under the 2012 Share Repurchase Program. At June 30, 2015, the remaining authorized amount for share repurchase under the 2012 Share Repurchase Program and 2014 Share Repurchase Program is $5.1 billion. Since the program's inception in 2012, the Company repurchased a total of 67.6 million shares for an aggregate cost of $4.9 billion.

Net Income Per Share

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in computing basic and diluted earnings per share using the two-class method.  Certain of the Company's restricted share awards allow the holder to receive a non-forfeitable dividend equivalent.

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Shares for basic earnings per share	284.5	298.5	284.3	301.0
Common stock equivalents	2.2	3.1	2.6	3.4
Shares for diluted earnings per share	286.7	301.6	286.9	304.4

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and six months ended June 30, 2015 and 2014, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2014	$(17)	$(335)	$(2,782)	$(3,134)
Other comprehensive income (loss) before reclassifications, net	5	(145)	3	(137)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	11	—	59	70
Tax benefit	(17)	—	(18)	(35)
Amounts reclassified from accumulated other comprehensive loss, net	(6)	—	41	35
Net current period other comprehensive (loss) income	(1)	(145)	44	(102)
Balance at June 30, 2015	$(18)	$(480)	$(2,738)	$(3,236)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense).
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.

10.  Employee Benefits

The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended June 30,
	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$1	$—	$—	$—
Interest cost	50	58	33	32	9	12
Expected return on plan assets	(77)	(83)	(38)	(39)	(13)	(15)
Amortization of net actuarial loss	10	14	13	11	3	2
Net periodic (benefit) cost	(17)	(11)	9	4	(1)	(1)
Curtailment loss (gain) and other	—	—	—	—	—	—
Total net periodic (benefit) cost	$(17)	$(11)	$9	$4	$(1)	$(1)

	Six months ended June 30,
	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$2	$—	$—	$—
Interest cost	99	116	66	64	17	24
Expected return on plan assets	(152)	(165)	(77)	(78)	(25)	(30)
Amortization of net actuarial loss	20	27	27	21	6	4
Net periodic (benefit) cost	(33)	(22)	18	7	(2)	(2)
Curtailment loss (gain) and other	—	—	(1)	1	—	(3)
Total net periodic (benefit) cost	$(33)	$(22)	$17	$8	$(2)	$(5)

Based on current assumptions, in 2015, the Company expects to contribute approximately $65 million, $132 million, and $23 million to its U.K., U.S. and other significant international pension plans, respectively. During the three months ended June 30, 2015, contributions of $15 million, $28 million, and $4 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively. During the six months ended June 30, 2015, contributions of $34 million, $62 million, and $8 million were made to the Company's U.K., U.S. and other significant international pension plans, respectively.

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

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Restricted share units ("RSUs")	$44	$43	$109	$103
Performance share awards ("PSAs")	28	28	49	67
Share options	—	—	—	—
Employee share purchase plans	2	2	6	5
Total share-based compensation expense	$74	$73	$164	$175

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Six months ended June 30,
	2015		2014
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	8,381	$63	9,759	$51
Granted	2,144	98	2,498	84
Vested	(3,037)	58	(3,320)	49
Forfeited	(130)	67	(221)	54
Non-vested at end of period	7,358	76	8,716	61
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

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

Information as of June 30, 2015 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2015	2014	2013
Target PSAs granted during period	993	816	1,135
Weighted average fair value per share at date of grant	$96	$81	$58
Number of shares that would be issued based on current performance levels	992	1,201	2,197
Unamortized expense, based on current performance levels	$85	$52	$23

Share Options

The Company did not grant any share options during either the six months ended June 30, 2015 or the six months ended June 30, 2014.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	2,300	$32	3,462	$32
Granted	—	—	—	—
Exercised	(1,388)	27	(839)	32
Forfeited and expired	(13)	39	(3)	37
Outstanding at end of period	899	39	2,620	32
Exercisable at end of period	899	39	2,572	32

The weighted average remaining contractual life, in years, of outstanding options was 2.7 years and 1.9 years at June 30, 2015 and 2014, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $99.68 as of June 30, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2015, the aggregate intrinsic value of options outstanding, all of which were exercisable, was $54 million.

Other information related to the Company's share options is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Aggregate intrinsic value of stock options exercised	$6	$24	$100	$45
Cash received from the exercise of stock options	4	13	38	27
Tax benefit realized from the exercise of stock options	1	6	35	12

Unamortized deferred compensation expense, which includes both options and awards, amounted to $455 million as of June 30, 2015, with a remaining weighted-average amortization period of approximately 2.2 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of June 30, 2015, all net derivative positions were free of credit risk contingent features.  The Company had not received or pledged any collateral related to derivative arrangements as of June 30, 2015.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	998	1,200	54	46	57	58
Total	998	1,200	54	46	57	58
Derivatives not accounted for as hedges:
Foreign exchange contracts (3)	167	165	—	—	—	—
Total	$1,165	$1,365	$54	$46	$57	$58
______________________________________________

(1)
Included within Other current assets ($28 million at June 30, 2015 and $24 million at December 31, 2014) or Other non-current assets ($26 million at June 30, 2015 and $22 million at December 31, 2014).

(2)
Included within Other current liabilities ($47 million at June 30, 2015 and $52 million at December 31, 2014) or Other non-current liabilities ($10 million at June 30, 2015 and $6 million at December 31, 2014).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	54	46	(20)	(14)	34	32
Total	54	46	(20)	(14)	34	32
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$54	$46	$(20)	$(14)	$34	$32
______________________________________________
(1) Included within Other current assets ($17 million at June 30, 2015 and $12 million at December 31, 2014) or Other non-current assets ($17 million at June 30, 2015 and $20 million at December 31, 2014).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	57	58	(20)	(14)	37	44
Total	57	58	(20)	(14)	37	44
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$57	$58	$(20)	$(14)	$37	$44
______________________________________________
(1) Included within Other current liabilities ($36 million at June 30, 2015 and $40 million at December 31, 2014) or Other non-current liabilities ($1 million at June 30, 2015 and $4 million at December 31, 2014).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015 and 2014 are as follows (in millions):

Three Months Ended June 30, 2015
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	1	3	—	10	14
Total	$1	$3	$—	$10	$14

Three Months Ended June 30, 2014
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	5	—	—	10	15
Total	$5	$—	$—	$10	$15

Six Months Ended June 30, 2015
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	6	1	—	6	13
Total	$6	$1	$—	$6	$13

Six Months Ended June 30, 2014
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	16	—	—	(9)	7
Total	$16	$—	$—	$(9)	$7

Three Months Ended June 30, 2015
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—		$—	$—
Foreign exchange contracts	1	(1)	(2)	5	3
Total	$1	$(1)	$(2)	$5	$3

Three Months Ended June 30, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	—	—	(3)	5	2
Total	$—	$—	$(3)	$5	$2

Six Months Ended June 30, 2015
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	1	(1)	(4)	(3)	(7)
Total	$1	$(1)	$(5)	$(3)	$(8)

Six Months Ended June 30, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	(2)	—	(5)	(12)	(19)
Total	$(2)	$—	$(6)	$(12)	$(20)

The Company estimates that approximately $1 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2015 and 2014 was not material.

During the three and six months ended June 30, 2015, the Company recorded a gain of $2 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2014, the Company recorded a gain of $4 million and a loss of $1 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,895	$1,895	$—	$—
Other investments:
Corporate bonds	1	—	—	1
Government bonds	6	—	6	—
Equity investments	10	6	4	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	54	—	54	—
Liabilities:
Derivatives:
Foreign exchange contracts	57	—	57	—
  ______________________________________________
(1) Includes $1,895 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

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

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and six months ended June 30, 2015 or 2014. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and six months ended June 30, 2015 or 2014, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,824	$5,060	$4,799	$5,268

14.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements.

We have included in the matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, we may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.3 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.

A retail insurance brokerage subsidiary of Aon provided insurance brokerage services to Northrop Grumman Corporation ("Northrop"), including the placement of Northrop's property insurance program for the period covering 2005. In August 2005, Hurricane Katrina damaged Northrop's shipbuilding facilities in the Gulf States. Northrop's excess insurance carrier denied coverage for storm surge damage pursuant to a flood exclusion in the excess policy. Northrop sued that carrier but subsequently settled its claims. On January 27, 2011, Northrop filed suit against an Aon subsidiary in the Superior Court of the State of California, County of Los Angeles, asserting claims for negligence, breach of contract and negligent misrepresentation in connection with the placement of Northrop's property insurance program for the period covering 2005 and subsequently amended the complaint to add additional claims for intentional misrepresentation and concealment. Northrop sought compensatory damages of approximately $340 million, which included prejudgment interest and attorneys' fees, and punitive damages that were a multiple of the compensatory damages sought. On May 29, 2015, Aon and Huntington Ingalls Industries, Inc., successor to Northrop's claims in this matter ("HII"), entered into a settlement agreement pursuant to which, among other things, Aon agreed to pay HII $150 million in exchange for HII dismissing its lawsuit and releasing Aon from related claims. In June 2015, Aon paid $150 million due under the settlement agreement.

Another retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee, Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. Aon understands that the insurers intend to appeal this trial court decision. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($298 million at June 30, 2015 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU seeks damages of approximately CHF 46 million ($49 million at June 30, 2015 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($18 million at June 30, 2015 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totals CHF 27.9 million ($30 million at June 30, 2015 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at June 30, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at June 30, 2015 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid. The appeal is now under submission.

On December 27, 2012, AXA Versicherung Aktiengesellschaft ("AXA") started arbitral proceedings in Hamburg, Germany against an insurance and reinsurance brokerage subsidiary of Aon in Germany.  Entities acquired by AXA granted entities acquired by Aon a mandate to underwrite non-proportional reinsurance business from 1975 through 1999. AXA alleges, among other things, that the Aon-related entities intentionally exceeded their mandate and that, if AXA had known of this intention, it would not have granted a mandate.  AXA seeks damages of approximately €183 million ($204 million at June 30, 2015 exchange rates). On June 24, 2015, the arbitral panel issued an award that rejected all of AXA's claims and ordered AXA to reimburse the Aon subsidiary for its legal fees and costs in the amount of €1.6 million ($2 million at June 30, 2015 exchange rates).

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($71 million at June 30, 2015 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing was set for October 2015, but has been postponed to permit the parties to discuss possible settlement. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand (Aon) in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($126.2 million at June 30, 2015 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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

Guarantees and Indemnifications

In connection with the redomicile of Aon's headquarters (the "Redomestication"), the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee") (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997), and (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee.

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $62 million at June 30, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at June 30, 2015 compared to $14 million at December 31, 2014. During the three and six months ended June 30, 2015, the Company funded $0 million and $2 million of these commitments, respectively.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $91 million at June 30, 2015 compared to $112 million at December 31, 2014.

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

Aon's total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk Solutions	$1,833	$1,948	$3,728	$3,942
HR Solutions	979	982	1,949	1,947
Intersegment eliminations	(7)	(11)	(25)	(23)
Total revenue	$2,805	$2,919	$5,652	$5,866

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Retail brokerage	$1,498	$1,582	$3,011	$3,161
Reinsurance brokerage	330	360	707	769
Total Risk Solutions Segment	1,828	1,942	3,718	3,930
Consulting services	391	395	762	779
Outsourcing	599	595	1,203	1,184
Intrasegment	(11)	(8)	(16)	(16)
Total HR Solutions Segment	979	982	1,949	1,947
Intersegment	(7)	(11)	(25)	(23)
Total commissions, fees and other revenue	$2,800	$2,913	$5,642	$5,854

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk Solutions	$5	$6	$10	$12
HR Solutions	—	—	—	—
Total fiduciary investment income	$5	$6	$10	$12

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Risk Solutions	$279	$417	$691	$862
HR Solutions	39	69	115	136
Segment income before income taxes	318	486	806	998
Unallocated expenses	(41)	(41)	(88)	(84)
Interest income	4	2	7	4
Interest expense	(68)	(65)	(133)	(123)
Other income (expense)	1	(2)	43	(1)
Income before income taxes	$214	$380	$635	$794

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

16.  Guarantee of Registered Securities

As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 3.50% Notes due September 2015, the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt. In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, and the 4.75% Notes due May 2045. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes due 2042, the 4.45% Notes due 2043, the 4.00% Notes due 2023, the 2.875% Notes due 2026, the 3.50% Notes due 2024, the 4.60% Notes due 2044, or the 4.75% Notes due 2045. As a result of the existence of these guarantees, the Company is required by Rule 3-10 of Regulation S-X to present the financial information set forth in this footnote.

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2015 and 2014, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, condensed consolidating statements of financial position as of June 30, 2015 and December 31, 2014, and condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,800	$—	$2,800
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,805	—	2,805
Expenses
Compensation and benefits	5	10	1,638	—	1,653
Other general expenses	(4)	2	877	—	875
Total operating expenses	1	12	2,515	—	2,528
Operating (loss) income	(1)	(12)	290	—	277
Interest income	(5)	4	5	—	4
Interest expense	(29)	(33)	(6)	—	(68)
Intercompany interest income (expense)	119	(116)	(3)	—	—
Intercompany other (expense) income	(56)	(15)	71	—	—
Other income	(1)	—	2	—	1
(Loss) income before taxes	27	(172)	359	—	214
Income tax (benefit) expense	6	(66)	86	—	26
(Loss) income before equity in earnings of subsidiaries	21	(106)	273	—	188
Equity in earnings of subsidiaries, net of tax	157	170	64	(391)	—
Net income	178	64	337	(391)	188
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$178	$64	$327	$(391)	$178

Condensed Consolidating Statement of Income

	Three months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,913	$—	$2,913
Fiduciary investment income	—	—	6	—	6
Total revenue	—	—	2,919	—	2,919
Expenses
Compensation and benefits	6	6	1,696	—	1,708
Other general expenses	1	3	762	—	766
Total operating expenses	7	9	2,458	—	2,474
Operating (loss) income	(7)	(9)	461	—	445
Interest income	(2)	—	4	—	2
Interest expense	(15)	(32)	(18)	—	(65)
Intercompany interest income (expense)	111	(73)	(38)	—	—
Intercompany other (expense) income	(54)	(4)	58	—	—
Other income	(1)	8	(9)	—	(2)
Income (loss) before taxes	32	(110)	458	—	380
Income tax expense (benefit)	6	(42)	103	—	67
Income (loss) before equity in earnings of subsidiaries	26	(68)	355	—	313
Equity in earnings of subsidiaries, net of tax	278	288	220	(786)	—
Net income	304	220	575	(786)	313
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$304	$220	$566	$(786)	$304

Condensed Consolidating Statement of Income

	Six months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,642	$—	$5,642
Fiduciary investment income	—	—	10	—	10
Total revenue	—	—	5,652	—	5,652
Expenses
Compensation and benefits	57	21	3,258	—	3,336
Other general expenses	9	4	1,585	—	1,598
Total operating expenses	66	25	4,843	—	4,934
Operating (loss) income	(66)	(25)	809	—	718
Interest income	(9)	7	9	—	7
Interest expense	(54)	(68)	(11)	—	(133)
Intercompany interest income (expense)	239	(221)	(18)	—	—
Intercompany other (expense) income	(106)	(23)	129	—	—
Other income	1	8	34	—	43
(Loss) income before taxes	5	(322)	952	—	635
Income tax (benefit) expense	1	(117)	222	—	106
(Loss) income before equity in earnings of subsidiaries	4	(205)	730	—	529
Equity in earnings of subsidiaries, net of tax	502	571	366	(1,439)	—
Net income	506	366	1,096	(1,439)	529
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$506	$366	$1,073	$(1,439)	$506

Condensed Consolidating Statement of Income

	Six months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,854	$—	$5,854
Fiduciary investment income	—	—	12	—	12
Total revenue	—	—	5,866	—	5,866
Expenses
Compensation and benefits	72	13	3,374	—	3,459
Other general expenses	6	5	1,482	—	1,493
Total operating expenses	78	18	4,856	—	4,952
Operating (loss) income	(78)	(18)	1,010	—	914
Interest income	(4)	1	7	—	4
Interest expense	(25)	(63)	(35)	—	(123)
Intercompany interest income (expense)	222	(147)	(75)	—	—
Intercompany other (expense) income	(72)	(19)	91	—	—
Other income	(1)	8	(8)	—	(1)
(Loss) income before taxes	42	(238)	990	—	794
Income tax (benefit) expense	9	(92)	228	—	145
(Loss) income before equity in earnings of subsidiaries	33	(146)	762	—	649
Equity in earnings of subsidiaries, net of tax	596	621	475	(1,692)	—
Net income	629	475	1,237	(1,692)	649
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$629	$475	$1,217	$(1,692)	$629

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$178	$64	$337	$(391)	$188
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$178	$64	$327	$(391)	$178
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	2	(8)	—	(6)
Foreign currency translation adjustments	—	4	171	—	175
Post-retirement benefit obligation	—	9	12	—	21
Total other comprehensive loss	—	15	175	—	190
Equity in other comprehensive loss of subsidiaries, net of tax	191	173	188	(552)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive loss attributable to Aon shareholders	191	188	364	(552)	191
Comprehensive income attributable to Aon shareholders	$369	$252	$691	$(943)	$369

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$304	$220	$575	$(786)	$313
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$304	$220	$566	$(786)	$304
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	11	—	10
Foreign currency translation adjustments	—	15	59	—	74
Post-retirement benefit obligation	—	5	13	—	18
Total other comprehensive (loss) income	—	19	83	—	102
Equity in other comprehensive income of subsidiaries, net of tax	102	73	—	(175)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	102	92	83	(175)	102
Comprehensive income attributable to Aon Shareholders	$406	$312	$649	$(961)	$406

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$506	$366	$1,096	$(1,439)	$529
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$506	$366	$1,073	$(1,439)	$506
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	1	(2)	—	(1)
Foreign currency translation adjustments	—	(19)	(128)	—	(147)
Post-retirement benefit obligation	—	17	27	—	44
Total other comprehensive loss	—	(1)	(103)	—	(104)
Equity in other comprehensive loss of subsidiaries, net of tax	(102)	(94)	(95)	291	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(102)	(95)	(196)	291	(102)
Comprehensive income attributable to Aon shareholders	$404	$271	$877	$(1,148)	$404

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$629	$475	$1,237	$(1,692)	$649
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$629	$475	$1,217	$(1,692)	$629
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	—	20	—	20
Foreign currency translation adjustments	—	(2)	92	—	90
Post-retirement benefit obligation	—	11	33	—	44
Total other comprehensive loss	—	9	145	—	154
Equity in other comprehensive loss of subsidiaries, net of tax	156	142	—	(298)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	156	151	147	(298)	156
Comprehensive income attributable to Aon shareholders	$785	$626	$1,364	$(1,990)	$785

Condensed Consolidating Statement of Financial Position

	As of June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,221	$707	$(2,561)	$367
Short-term investments	—	125	359	—	484
Receivables, net	—	—	2,684	—	2,684
Fiduciary assets	—	—	11,389	—	11,389
Intercompany receivables	258	3,847	10,286	(14,391)	—
Other current assets	2	223	538	(32)	731
Total Current Assets	260	6,416	25,963	(16,984)	15,655
Goodwill	—	—	8,661	—	8,661
Intangible assets, net	—	—	2,350	—	2,350
Fixed assets, net	—	—	782	—	782
Intercompany receivables	7,379	581	1,621	(9,581)	—
Other non-current assets	189	693	1,656	(783)	1,755
Investment in subsidiary	4,488	15,799	542	(20,829)	—
TOTAL ASSETS	$12,316	$23,489	$41,575	$(48,177)	$29,203

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,389	$—	$11,389
Short-term debt and current portion of long-term debt	—	1,225	12	—	1,237
Accounts payable and accrued liabilities	2,597	49	1,283	(2,561)	1,368
Intercompany payables	223	9,975	4,194	(14,392)	—
Other current liabilities	—	55	822	(32)	845
Total Current Liabilities	2,820	11,304	17,700	(16,985)	14,839
Long-term debt	3,092	1,418	314	—	4,824
Pension, other post-retirement and other post-employment liabilities	—	1,336	608	—	1,944
Intercompany payables	—	8,787	794	(9,581)	—
Other non-current liabilities	6	102	1,814	(782)	1,140
TOTAL LIABILITIES	5,918	22,947	21,230	(27,348)	22,747

TOTAL AON SHAREHOLDERS' EQUITY	6,398	542	20,287	(20,829)	6,398
Noncontrolling interests	—	—	58	—	58
TOTAL EQUITY	6,398	542	20,345	(20,829)	6,456

TOTAL LIABILITIES AND EQUITY	$12,316	$23,489	$41,575	$(48,177)	$29,203

Condensed Consolidating Statement of Financial Position

	As of December 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,727	$1,361	$(3,714)	$374
Short-term investments	—	165	229	—	394
Receivables, net	—	—	2,815	—	2,815
Fiduciary assets	—	—	11,638	—	11,638
Intercompany receivables	455	2,814	9,156	(12,425)	—
Other current assets	2	226	407	(33)	602
Total Current Assets	457	5,932	25,606	(16,172)	15,823
Goodwill	—	—	8,860	—	8,860
Intangible assets, net	—	—	2,520	—	2,520
Fixed assets, net	—	—	765	—	765
Intercompany receivables	7,399	600	111	(8,110)	—
Other non-current assets	179	697	1,718	(790)	1,804
Investment in subsidiary	4,962	15,200	1,880	(22,042)	—
TOTAL ASSETS	$12,997	$22,429	$41,460	$(47,114)	$29,772

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,638	$—	$11,638
Short-term debt and current portion of long-term debt	—	767	16	—	783
Accounts payable and accrued liabilities	3,755	58	1,706	(3,714)	1,805
Intercompany payables	122	8,960	3,343	(12,425)	—
Other current liabilities	—	49	772	(33)	788
Total Current Liabilities	3,877	9,834	17,475	(16,172)	15,014
Long-term debt	2,544	1,917	338	—	4,799
Pension, other post-retirement and other post-employment liabilities	—	1,396	745	—	2,141
Intercompany payables	—	7,277	833	(8,110)	—
Other non-current liabilities	5	125	1,847	(790)	1,187
TOTAL LIABILITIES	6,426	20,549	21,238	(25,072)	23,141

TOTAL AON SHAREHOLDERS' EQUITY	6,571	1,880	20,162	(22,042)	6,571
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	6,571	1,880	20,222	(22,042)	6,631

TOTAL LIABILITIES AND EQUITY	$12,997	$22,429	$41,460	$(47,114)	$29,772

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(120)	$(368)	$853	$—	$365

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	—	10	—	10
Purchase of long-term investments	—	(1)	—	—	(1)
Net sales of short-term investments - non-fiduciary	—	41	(138)	—	(97)
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Proceeds from sale of businesses	—	—	52	—	52
Capital expenditures	—	—	(142)	—	(142)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	40	(241)	—	(201)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(550)	—	—	—	(550)
Advances from (to) affiliates	172	(134)	(1,191)	1,153	—
Issuance of shares for employee benefit plans	52	—	—	—	52
Issuance of debt	712	1,732	1	—	2,445
Repayment of debt	(110)	(1,776)	(10)	—	(1,896)
Cash dividends to shareholders	(156)	—	—	—	(156)
Purchase of shares from noncontrolling interests	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	(18)	—	(18)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	120	(178)	(1,223)	1,153	(128)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(43)	—	(43)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(506)	(654)	1,153	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,221	$707	$(2,561)	$367

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$265	$(215)	$283	$—	$333

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	37	11	—	48
Purchase of long-term investments	—	(14)	—	—	(14)
Net sales of short-term investments - non-fiduciary	—	27	190	—	217
Acquisition of businesses, net of cash acquired	—	—	(83)	—	(83)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(115)	—	(115)
CASH PROVIDED BY INVESTING ACTIVITIES	—	50	4	—	54

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,250)	—	—	—	(1,250)
Advances from (to) affiliates	(522)	99	586	(163)	—
Issuance of shares for employee benefit plans	40	—	—	—	40
Issuance of debt	2,169	1,161	(6)	—	3,324
Repayment of debt	(574)	(1,161)	(10)	—	(1,745)
Deposit with trustee	—	—	(681)	—	(681)
Cash dividends to shareholders	(128)	—	—	—	(128)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(10)	—	(10)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(265)	99	(120)	(163)	(449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	3	—	3
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(66)	170	(163)	(59)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$181	$1,416	$(1,179)	$418

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2015 FINANCIAL RESULTS

During the second quarter of 2015, we continued to face certain headwinds that had adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in continental Europe, and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.

The following is a summary of our second quarter and first six months of 2015 financial results:

•
For the second quarter of 2015, revenue decreased $114 million, or 4%, to $2.8 billion compared to the prior year second quarter due primarily to a 7% unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth of 2% and revenue attributable to acquisitions, net of divestitures, of 1%. For the first six months of 2015, revenue decreased 4% compared to the prior year period due primarily to a 7% unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth of 2% and revenue growth of 1% attributable to acquisitions, net of divestitures. In Risk Solutions, revenue was driven by solid organic growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance. The HR Solutions segment had solid organic growth across both the consulting and outsourcing businesses. Organic revenue growth was 2% in the Risk Solutions segment and 3% in the HR Solutions segment during the first six months of 2015.

•
Operating expenses for the second quarter of 2015 were $2.5 billion, an increase of $54 million, or 2%, compared to the prior year second quarter. The increase in the second quarter was primarily due to $176 million of expense related to legacy litigation, an increase in expense to support 2% organic revenue growth, and a $14 million increase in expenses related to acquisitions, net of divestitures, partially offset by a $166 million favorable impact from foreign currency translation and an $8 million decrease in intangible asset amortization. Operating expenses for the first six months of 2015 decreased $18 million compared to the first six months of 2014, primarily due to a $306 million favorable impact from foreign currency exchange rates and a $14 million decrease in intangible asset amortization, partially offset by an increase in expense related to legacy litigation, a $27 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense to support 2% organic revenue growth.

•
Operating margin decreased to 9.9% in the second quarter 2015 from 15.2% in the second quarter 2014. Operating margin for the first six months of 2015 was 12.7% as compared to 15.6% for the 2014 period. The decrease in operating margin from the prior year quarter is primarily due to an expense related to legacy litigation and an increase in expense to support future growth, partially offset by organic revenue growth of 2%, decreased intangible asset amortization costs, and expense discipline. Operating margin for Risk Solutions decreased 620 basis points from 21.4% in the second quarter 2014 to 15.2% in the second quarter 2015 due primarily to an expense related to legacy litigation, partially offset by 2% organic revenue growth and return on investments in data and analytics. Operating margin for HR Solutions decreased 300 basis points from 7.0% in the second quarter 2014 to 4.0% in the second quarter 2015 due primarily to an increase in expense to support future growth, partially offset by 2% organic revenue growth.

•
Net income attributable to Aon shareholders decreased $126 million, or 41%, to $178 million for the second quarter 2015 compared to the second quarter 2014. During the first six months of 2015, Net income attributable to Aon shareholders decreased $123 million, or 20%, to $506 million in compared to the first six months of 2014.

•
Cash flow provided by operating activities was $365 million for the first six months of 2015, an increase of $32 million from the $333 million provided by operating activities in the first six months of 2014; the increase was driven by a decline in pension contributions and cash paid for taxes and restructuring, partially offset by an increase in cash paid to settle legacy litigation.

•	The Company repurchased 3.0 million Class A Ordinary Shares for approximately $300 million and announced a 20% increase to quarterly cash dividend, bringing the dividend to $0.30 per share.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, the expansion of adjusted operating margins, and an increase of adjusted diluted earnings per share and free cash flow.  The following is our measure of performance against these four metrics for the second quarter and first six months of 2015:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 2% in the second quarter and first six months of 2015, similar to organic revenue growth of 2% in the prior year second quarter and first six months of 2014. In Risk Solutions, organic revenue growth was driven by solid growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance organic revenue. HR Solutions had solid organic growth across both the consulting and outsourcing businesses.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," for the second quarter 2015 was 19.0% for Aon overall, 24.2% for the Risk Solutions segment, and 13.2% for the HR Solutions segment.  Adjusted operating margin was 18.2% for Aon overall, 22.7% for the Risk Solutions segment, and 13.2% for the HR Solutions segment for the second quarter 2014. For the first six months of 2015, adjusted operating margin was 18.6% for Aon overall, 23.7% for the Risk Solutions segment, and 13.2% for the HR Solutions segment. For the first six months of 2014, adjusted operating margin was 18.5% for Aon overall, 23.2% for the Risk Solutions segment, and 13.3% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment in the second quarter of 2015 primarily reflects organic revenue growth of 2%, return on investments, and a favorable impact from foreign currency exchange rates. For the first six months of 2015, the increase in adjusted operating margin was driven by organic revenue growth of 2% and return on investments. In the HR Solutions segment in the second quarter of 2015, organic revenue growth of 2% and a favorable impact from foreign currency exchange rates was offset by an increase in expense to support future growth. For the first six months of 2015, the decrease in adjusted operating margin reflects organic revenue growth of 3% which was more than offset by an increase in expense to support future growth.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.31 per share in the second quarter of 2015 and $2.67 per share in the first six months of 2015, compared to $1.25 per share in the second quarter of 2014 and $2.53 in the first six months of 2014.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," increased $5 million to $223 million from the prior year period, driven by 10% growth in cash flow from operations and partially offset by an increase of $27 million in capital expenditures from the prior year period.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended June 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,805	$1,833	$979
Operating income — U.S. GAAP	$277	$279	$39
Intangible asset amortization	79	28	51
Legacy Litigation	176	137	39
Operating income — as adjusted	$532	$444	$129
Operating margins — U.S. GAAP	9.9%	15.2%	4.0%
Operating margins — as adjusted	19.0%	24.2%	13.2%

	Six months ended June 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,652	$3,728	$1,949
Operating income — U.S. GAAP	$718	$691	$115
Intangible asset amortization	159	56	103
Legacy Litigation	176	137	39
Operating income — as adjusted	$1,053	$884	$257
Operating margins — U.S. GAAP	12.7%	18.5%	5.9%
Operating margins — as adjusted	18.6%	23.7%	13.2%

	Three months ended June 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,919	$1,948	$982
Operating income — U.S. GAAP	$445	$417	$69
Intangible asset amortization	87	26	61
Operating income — as adjusted	$532	$443	$130
Operating margins — U.S. GAAP	15.2%	21.4%	7.0%
Operating margins — as adjusted	18.2%	22.7%	13.2%

	Six months ended June 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,866	$3,942	$1,947
Operating income — U.S. GAAP	$914	$862	$136
Intangible asset amortization	173	51	122
Operating income — as adjusted	$1,087	$913	$258
Operating margins — U.S. GAAP	15.6%	21.9%	7.0%
Operating margins — as adjusted	18.5%	23.2%	13.3%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share

We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of intangible asset amortization and legacy litigation, along with related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

The effective tax rate used in the U.S. GAAP financial statements in the second quarter was 12.2%, compared to the prior year quarter of 17.5%.  The effective tax rate used in the U.S. GAAP financial statements in the first six months of 2015 was 16.8%, compared to the prior year quarter of 18.3%. After adjusting to exclude the applicable tax impact associated with expenses for legacy litigation, the adjusted effective tax rate for the second quarter and first six months of 2015 were 18.0% and 18.6%, respectively.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended June 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$277	$255	$532
Interest income	4	—	4
Interest expense	(68)	—	(68)
Other income	1	—	1
Income before income taxes	214	255	469
Income taxes	26	58	84
Net income	188	197	385
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$178	$197	$375
Diluted earnings per share	$0.62	$0.69	$1.31
Weighted average ordinary shares outstanding — diluted	286.7	—	286.7

	Six months ended June 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$718	$335	$1,053
Interest income	7	—	7
Interest expense	(133)	—	(133)
Other income	43	—	43
Income before income taxes	635	335	970
Income taxes	106	74	180
Net income	529	261	790
Less: Net income attributable to noncontrolling interests	23	—	23
Net income attributable to Aon shareholders	$506	$261	$767
Diluted earnings per share	$1.76	$0.91	$2.67
Weighted average ordinary shares outstanding — diluted	286.9	—	286.9

	Three months ended June 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$445	$87	$532
Interest income	2	—	2
Interest expense	(65)	—	(65)
Other income	(2)	—	(2)
Income before income taxes	380	87	467
Income taxes	67	15	82
Net income	313	72	385
Less: Net income attributable to noncontrolling interests	9	—	9
Net income attributable to Aon shareholders	$304	$72	$376
Diluted earnings per share	$1.01	$0.24	$1.25
Weighted average ordinary shares outstanding — diluted	301.6	—	301.6

	Six months ended June 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$914	$173	$1,087
Interest income	4	—	4
Interest expense	(123)	—	(123)
Other income	(1)	—	(1)
Income before income taxes	794	173	967
Income taxes	145	32	177
Net income	649	141	790
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$629	$141	$770
Diluted earnings per share	$2.07	$0.46	$2.53
Weighted average ordinary shares outstanding — diluted	304.4	—	304.4

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Six months ended June 30,
	2015	2014
Cash flow provided by operations - U.S. GAAP	$365	$333
Less: Capital expenditures	(142)	(115)
Free cash flow	$223	$218

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses, and net income using the current year's foreign exchange rates.

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.08 and $0.22 on adjusted net income per diluted share during the three and six months ended June 30, 2015, respectively, and an unfavorable impact of $0.04 on adjusted net income per diluted share during the three and six months ended June 30, 2014. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Commissions, fees and other	$2,800	$2,913	$5,642	$5,854
Fiduciary investment income	5	6	10	12
Total revenue	2,805	2,919	5,652	5,866
Expenses:
Compensation and benefits	1,653	1,708	3,336	3,459
Other general expenses	875	766	1,598	1,493
Total operating expenses	2,528	2,474	4,934	4,952
Operating income	277	445	718	914
Interest income	4	2	7	4
Interest expense	(68)	(65)	(133)	(123)
Other income (expense)	1	(2)	43	(1)
Income before income taxes	214	380	635	794
Income taxes	26	67	106	145
Net income	188	313	529	649
Less: Net income attributable to noncontrolling interests	10	9	23	20
Net income attributable to Aon shareholders	$178	$304	$506	$629

Revenue

Revenue decreased by $114 million, or 4%, in the second quarter 2015 compared to the second quarter 2014.  The change consists of a $115 million decrease in the Risk Solutions segment and a $3 million decrease in the HR Solutions segment. The results of the Risk Solutions segment reflect an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth in commissions and fees. The decrease in revenue in the HR Solutions segment was driven by a 3% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth and a 1% increase in fees and commissions related to acquisitions, net of divestitures.

For the first six months of 2015, revenue decreased 4%, or $214 million, compared to the prior year period.  The change consists of a $214 million decrease in the Risk Solutions segment and a $2 million increase in the HR Solutions segment.  The results of the Risk Solutions segment reflect an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth in commissions and fees and a 1% increase in commissions and fees related to acquisitions, net of divestitures. The increase in HR Solutions revenue was driven by 3% organic growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates.

Compensation and Benefits

Compensation and benefits decreased $55 million, or 3%, compared to the second quarter 2014. The decrease was primarily driven by a $120 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense associated with 2% organic revenue growth and expense to support future growth, as well as a $9 million increase in expenses related to acquisitions, net of divestitures.

Compensation and benefits decreased $123 million, or 4%, compared to the first six months of 2014.  The decrease was primarily driven by a $223 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense to support 2% organic growth and an $18 million increase in expenses related to acquisitions, net of divestitures.

Other General Expenses

Other general expenses increased $109 million, or 14%, compared to the second quarter 2014. The increase was due primarily to $176 million of expense related to legacy litigation, an increase in expense associated with 2% organic revenue growth, and a $5 million increase in expenses related to acquisitions, net of divestitures, partially offset by a $46 million favorable impact from foreign currency exchange rates and an $8 million decrease in intangible asset amortization.

Other general expenses increased $105 million, or 7%, compared to the first six months of 2014.  The increase was due primarily to $176 million of expense related to legacy litigation, an increase in expense associated with 2% organic revenue growth, and a $9 million increase in expenses related to acquisitions, net of divestitures, partially offset by an $83 million favorable impact from foreign currency exchange rates and a $14 million decrease in intangible asset amortization.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2015, Interest income increased $2 million to $4 million compared to the second quarter 2014. For the first six months of 2015, Interest income increased $3 million to $7 million compared to the first six months of 2014.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $3 million compared to the second quarter of 2014 and $10 million compared to the first six months of 2014. The increase in Interest expense in both periods primarily reflects an increase in the total debt outstanding.

Other Income (Expense)

Other income (expense) was $1 million for the second quarter of 2015, compared to $(2) million for the second quarter of 2014.  The second quarter 2015 income of $1 million primarily includes net gains on certain long term investments and the sale of certain businesses. Other income (expense) of $(2) million in the second quarter 2014 includes a $15 million loss on foreign currency remeasurement, partially offset by a $10 million gain from derivatives.

Other income (expense) for the first six months of 2015 was $43 million, compared to a $(1) million expense in the prior year period.  Other income (expense) for the first six months of 2015 primarily includes $23 million of gains due to the favorable impact of exchange rates on remeasurement of assets and liabilities in non-functional currencies and certain transactional foreign exchange hedging activity, as well as a $20 million net gain on the sale of certain businesses. Other income (expense) for the first six months of 2014 includes a $13 million loss from derivatives, partially offset by equity earnings of $6 million and a $4 million gain on foreign currency remeasurement.

Income before Income Taxes

Income before income taxes for the second quarter was $214 million, a 44% decrease from $380 million in 2014. Income before income taxes for the first six months of 2015 was $635 million, a 20% decrease from $794 million in 2014. The decrease in income in both periods was driven by an increase in expenses related to legacy litigation, partially offset by 2% organic revenue growth for the three and six months ended months ended June 30, 2015.

Income Taxes

The effective tax rate on net income was 12.2% and 17.5% for the quarters ended June 30, 2015 and 2014, respectively. The effective tax rate on net income was 16.8% and 18.3% for the six months ended June 30, 2015 and 2014, respectively. The effective tax rates for the three and six months ended June 30, 2015 were favorably impacted by changes in the geographical distribution of income, including a reduction in US income resulting from the settlement of a legacy legal matter and the impact of certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the second quarter decreased to $178 million, or $0.62 per diluted share, from $304 million, or $1.01 per diluted share, in 2014. Net income attributable to Aon shareholders for the first six months of 2015 decreased to $506 million, or $1.76 per diluted share, from $629 million, or $2.07 per diluted share for the firsts six months of 2014.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flow from operations, available cash reserves, and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations, and shareholder dividends. We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future.

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2015 was $365 million, compared to net cash provided by operating activities during the six months ended June 30, 2014 of $333 million, an increase of $32 million. The increase from the prior year period was primarily driven by organic growth, a reduction in pension contributions of $104 million, and a decline in cash paid for restructuring activities of $43 million from the prior year period. Net cash provided by operating activities was unfavorably impacted by a settlement related to legacy litigation, net of insurance recoveries, as further described in Note 14 “Commitments and Contingencies - Legal” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

The primary sources of the cash from operating activities during the six months ended June 30, 2015 were $961 million of net income adjusted for non-cash items and a $59 million decrease in accounts receivable, partially offset by a $537 million decrease in accounts payable and accrued liabilities, $122 million in pension contributions, net of expense, and a $19 million decrease in restructuring reserves. Pension contributions, net of expenses, were $122 million and $226 million for the six months ended June 30, 2015 and 2014, respectively. For the remainder of 2015, we expect to contribute approximately $116 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2015 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities $1.3 billion, of which all was available at June 30, 2015, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $201 million during the six months ended June 30, 2015. The primary drivers of the cash flow used for investing activities were $97 million in net purchases of short-term investments, $142 million of capital expenditures, and $23 million of acquisitions of businesses, net of cash acquired, offset by $52 million in proceeds from the sale of businesses and $9 million of net sales of long-term investments. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.

Cash flow provided by investing activities was $54 million during the six months ended June 30, 2014. The primary drivers of the cash flow provided by investing activities were $217 million in net sales of short-term investments and $34 million in net sales of long-term investments, partially offset by $115 million for capital expenditures.

Financing Activities

Cash flow used for financing activities during the six months ended June 30, 2015 was $128 million. The primary drivers of the cash flow used for financing activities were $550 million of share repurchases and $156 million of dividends paid to shareholders, partially offset by $549 million of issuances of debt, net of repayments, and $52 million in proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan.

Cash flow used for financing activities during the six months ended June 30, 2014 was $449 million. The primary drivers of cash flow used for financing activities were $1,250 million of share repurchases, $681 million deposits with trustee, and $128 million of dividends paid to shareholders, partially offset by $1,579 million in issuances of debt, net of repayments, and $40 million in proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2015 and December 31, 2014, we had distributable reserves in excess of $3.3 billion and $4.0 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.

On April 10, 2015, the Company announced that its Board of Directors had authorized a 20% increase to its cash dividend paid quarterly on the Company's Class A Ordinary Shares. The cash dividends increased from $0.25 per share to $0.30 per share.

Cash and Investments

At June 30, 2015, our cash and cash equivalents and short-term investments were $851 million, an increase of $83 million from December 31, 2014. This increase was primarily related to $365 million cash provided by operations and $549 million in proceeds from debt issuances, net of repayments, partially offset by $550 million in share repurchases, $142 million of capital expenditures, and $156 million in dividends.  Of the total balance as of June 30, 2015, $117 million was restricted as to its use, which was comprised of $64 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $53 million held as collateral for various business purposes.  At June 30, 2015, $2.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.6 billion were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2015, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.8 billion and $4.0 billion and fiduciary receivables of $7.6 billion and $7.7 billion at June 30,

2015 and December 31, 2014, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

At June 30, 2015, our investments in money market funds and highly liquid debt instruments had a fair value of $1.9 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at June 30, 2015 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$367	$—	$2,404	$2,771
Money market funds	—	484	1,411	1,895
Highly liquid debt instruments	—	—	—	—
Other investments due within one year	—	—	—	—
Cash and investments	367	484	3,815	4,666
Fiduciary receivables	—	—	7,574	7,574
Total	$367	$484	$11,389	$12,240

Share Repurchase Program

In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program under which up to $5 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized the 2014 Share Repurchase Program pursuant to which $5.0 billion may be repurchased in addition to the 2012 Share Repurchase Program. Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the second quarter of 2015, we repurchased 3.0 million shares at an average price per share of $100.92 for a total cost of $300 million. During the six months ended June 30, 2015, we repurchased 5.5 million shares at an average price per share of $100.57 for a total cost of $550 million. In the second quarter of 2014, we repurchased 7.4 million shares at an average price per share of $87.67 for a total cost of $650 million. During the six months ended June 30, 2014, we repurchased 14.6 million shares at an average price per share of $85.59 for a total cost of $1.3 billion. Since the inception of the 2012 Share Repurchase Program, we repurchased a total of 67.6 million shares for an aggregate cost of $4.9 billion. At June 30, 2015, the remaining authorized amount for share repurchase under our share repurchase programs was approximately $5.1 billion.

For information regarding share repurchases made during the second quarter of 2015, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at June 30, 2015 was $6.1 billion, which represents an increase of $479 million compared to December 31, 2014. This increase is primarily due to the issuance of $600 million of 4.750% Senior Notes due May 2045, partially offset by a decrease in commercial paper outstanding of $43 million and the impact of foreign currency translation adjustments. Commercial paper activity during the three and six months ended June 30, 2015 included total issuances of $976 million and $1.8 billion, respectively, compared to $646 million and $1.8 billion, respectively, for the three and six months ended June 30, 2014. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On May 20, 2015, the Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The 4.750% Notes due May 2045 are fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes.

Our total debt as a percentage of total capital attributable to Aon shareholders was 48.6% and 45.9% at June 30, 2015 and December 31, 2014, respectively.

Credit Facilities

As of December 31, 2014, we had two primary committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017, which we refer to as our "2017 Facility," and our €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015, which we refer to as our "2015 Facility."  On February 2, 2015, we replaced our 2015 Facility with a new $900 million multi-currency U.S. credit facility expiring in February 2020, which we refer to as our "2020 Facility."  Each of these facilities was intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly.  At June 30, 2015, we had no borrowings under, and were in compliance with these financial covenants and all other covenants contained in, the 2017 Facility and the 2020 Facility during the three and six months ended June 30, 2015.

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

The major rating agencies' ratings of our debt at July 31, 2015 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding of approximately $62 million at June 30, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $91 million at June 30, 2015, compared to $112 million at December 31, 2014.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million and $14 million at June 30, 2015 and December 31, 2014, respectively.  During the second quarter ended June 30, 2015, we did not fund these commitments. During the six months ended June 30, 2015, we funded $2 million of these commitments.

Other Liquidity Matters

We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At June 30, 2015, our net assets were $6.5 billion, representing total assets minus total liabilities, a decrease from $6.6 billion at December 31, 2014. The decrease was due primarily to $550 million of share repurchases, $156 million of dividend payments, and an increase of $102 million in Accumulated other comprehensive loss related primarily to foreign currency translation adjustment and post-retirement benefit obligations, partially offset by Net income of $529 million for the six months ended June 30, 2015.  Working capital increased by $7 million to $816 million from December 31, 2014.

Equity

Equity at June 30, 2015 was $6.5 billion, a decrease of $175 million from December 31, 2014.  The decrease resulted primarily from share repurchases of $550 million, $156 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $102 million, partially offset by Net income of $529 million.

The $102 million increase in Accumulated other comprehensive loss from December 31, 2014 primarily reflects the following:

•	negative net foreign currency translation adjustments of $145 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $44 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $1 million.

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

Risk Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2015	2014	2015	2014
Revenue	$1,833	$1,948	$3,728	$3,942
Operating income	279	417	691	862
Operating margin	15.2%	21.4%	18.5%	21.9%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first six months of 2015, pricing was modestly negative on average globally, and we still consider this a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the second quarter of 2015, we faced difficult conditions as a result of continued weakness in the global economy and the repricing of credit risk.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 65% of our consolidated total revenues in the second quarter of 2015.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Retail brokerage:
Americas	$837	$832	$1,550	$1,530
International (1)	661	750	1,461	1,631
Total retail brokerage	1,498	1,582	3,011	3,161
Reinsurance brokerage	330	360	707	769
Total	$1,828	$1,942	$3,718	$3,930
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Commissions, fees and other revenue for Risk Solutions decreased $114 million, or 6%, in the second quarter 2015 compared to the second quarter 2014. The decrease in revenue was driven by an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth. During the first six months of 2015, Commissions, fees and other revenue decreased $212 million, or 5%, as compared to the first six months of 2014 due to an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth and a 1% favorable impact from acquisitions, net of divestitures.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended June 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1%	(4)%	1%	4%
International (1)	(12)	(13)	(1)	2
Total retail brokerage	(5)	(8)	—	3
Reinsurance brokerage	(8)	(7)	—	(1)
Total	(6)%	(8)%	—%	2%

Six months ended June 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1%	(4)%	1%	4%
International (1)	(10)	(13)	—	3
Total retail brokerage	(5)	(8)	—	3
Reinsurance brokerage	(8)	(7)	—	(1)
Total	(5)%	(8)%	1%	2%
____________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue decreased 5% in both the second quarter and first six months of 2015, driven by an 8% unfavorable impact from foreign currency exchange rates and partially offset by 3% organic revenue growth.

Americas Commissions, fees and other revenue increased 1% in both the second quarter and first six months of 2015, reflecting 4% growth in organic revenue and a 1% increase related to acquisitions, net of divestitures, partially offset by a 4% unfavorable impact from foreign currency exchange rates. Organic revenue growth of 4% in both periods was primarily driven by strong growth across Latin America and record client retention in U.S. Retail.

International Commissions, fees and other revenue decreased 12% in the second quarter, driven by a 13% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures and partially offset by a 2% increase in organic revenue growth. Organic growth of 2% was driven by strong growth across Asia, including emerging markets, as well as solid growth in New Zealand. Commissions, fees, and other revenue for the first six months of 2015 decreased 10% due to a 13% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth.

Reinsurance brokerage Commissions, fees and other revenue decreased 8% in both the second quarter and first six months of 2015, driven by a 7% unfavorable impact from foreign currency exchange rates and a 1% decline in organic revenue. The decline in organic revenue in both periods was driven by an unfavorable market impact globally and a decline in capital markets transactions, partially offset by strong new business growth in treaty placements as well as strong growth in facultative placements.

Operating Income

Operating income for the second quarter 2015 decreased $138 million, or 33%, from 2014 to $279 million in 2015, and operating income margins decreased from 21.4% in 2014 to 15.2% in 2015.  For the first six months of 2015, operating income decreased $171 million, or 20%, to $691 million. The decrease in both periods was driven by expense related to legacy litigation and a significant unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth and return on investments in data and analytics.

HR Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2015	2014	2015	2014
Revenue	$979	$982	$1,949	$1,947
Operating income	39	69	115	136
Operating margin	4.0%	7.0%	5.9%	7.0%

Our HR Solutions segment generated approximately 35% of our consolidated total revenues in the second quarter of 2015 and provides a broad range of human capital services, as follows:

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

Disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions in many markets around the globe continued into the second quarter of 2015 and have adversely impacted our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consulting services	$391	$395	$762	$779
Outsourcing	599	595	1,203	1,184
Intersegment	(11)	(8)	(16)	(16)
Total	$979	$982	$1,949	$1,947

Commissions, fees and other revenue for HR Solutions decreased $3 million in the second quarter 2015 compared to the second quarter 2014. The modest decrease in revenue reflects a 3% unfavorable impact from foreign exchange rates, partially offset by 2% organic growth in commissions and fees and a 1% favorable impact from acquisitions, net of divestitures. For the first six months of 2015, revenue increased $2 million due to 3% organic growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended June 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(1)%	(6)%	2%	3%
Outsourcing	1	(1)	(1)	3
Total	—%	(3)%	1%	2%

Six months ended June 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(2)%	(6)%	2%	2%
Outsourcing	2	(1)	—	3
Total	—%	(3)%	—%	3%

Consulting services revenue decreased $4 million, or 1%, for the second quarter due primarily to a 6% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic revenue growth and an increase of 2% from acquisitions, net of divestitures. Organic revenue growth was driven by continued growth in retirement solutions, particularly for investment consulting, as well as solid growth in compensation and communications consulting. For the first six months of 2015, revenue decreased $17 million, or 2%, as a result of a 6% unfavorable impact from foreign currency rates, partially offset by 2% organic growth and a 2% increase in commissions and fees resulting from acquisitions, net of divestitures.

Outsourcing revenue increased $4 million, or 1%, for the second quarter due to 3% organic revenue growth driven by growth in HR BPO for cloud-based solutions and benefits administration for discretionary services, partially offset by a 1% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures. For the first six months of 2015, revenue increased $19 million, or 2%, as a result of 3% organic growth, partially offset by a 1% unfavorable impact from foreign currency exchange rates.

Operating Income

Operating income was $39 million, a decrease of $30 million, or 43%, from the second quarter of 2014. For the first six months of 2015, operating income was $115 million, a decrease from $136 million in the prior year. The decrease in both periods was primarily due to an expense related to legacy litigation, an increase in expense to support future growth, and an unfavorable impact from foreign currency exchange rates, partially offset by solid organic revenue growth. Operating margin for the HR Solutions segment was 4.0% in the second quarter, a decrease from 7.0% in 2014. For the first six months of 2015, operating margin was 5.9%, a decrease from 7.0% in 2014.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating income (loss):
Risk Solutions	$279	$417	$691	$862
HR Solutions	39	69	115	136
Unallocated	(41)	(41)	(88)	(84)
Operating income	277	445	718	914
Interest income	4	2	7	4
Interest expense	(68)	(65)	(133)	(123)
Other income (expense)	1	(2)	43	(1)
Income before income taxes	$214	$380	$635	$794

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses were $41 million in the second quarter 2015, similar to the prior year quarter. Net unallocated expenses were $88 million in the first six months 2015 and $84 million in the first six months 2014, an increase of $4 million.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2015, Interest income increased $2 million to $4 million compared to the second quarter 2014. For the first six months of 2015, Interest income increased $3 million to $7 million compared to the first six months of 2014.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $3 million compared to the second quarter of 2014 and $10 million compared to the first six months of 2014. The increase in Interest expense in both periods primarily reflects an increase in the total debt outstanding.

Other income (expense)

Other income (expense) was $1 million for the second quarter of 2015, compared to $(2) million for the second quarter of 2014.  The second quarter 2015 income of $1 million primarily includes net gains on certain long term investments and the sale of certain businesses. Other income (expense) of $(2) million in the second quarter 2014 includes $15 million loss on foreign currency remeasurement, partially offset by a $10 million gain from derivatives.

Other income (expense) for the first six months of 2015 was $43 million, compared to a $(1) million expense in the prior year period.  Other income (expense) for the first six months of 2015 primarily includes $23 million of gains due to the favorable impact of exchange rates on remeasurement of assets and liabilities in non-functional currencies and certain transactional foreign exchange hedging activity, as well as a $20 million net gain on the sale of certain businesses. The first six months of 2014 include a $13 million loss from derivatives, partially offset by equity earnings of $6 million and a $4 million gain on foreign currency remeasurement.

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

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At June 30, 2015, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2015 and 2016, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.07 and $0.21 during the three and six months ended June 30, 2015, respectively.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.08 and $0.22 during the three and six months ended June 30, 2015, respectively, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of June 30, 2015.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/15 - 4/30/15	—	$—	—	$5,373,929,723
5/1/15 - 5/31/15	1,792,100	100.38	1,792,100	5,194,041,690
6/1/15 - 6/30/15	1,179,588	101.75	1,179,588	5,074,020,462
Total	2,971,688	$100.92	2,971,688	$5,074,020,462
  ______________________________________________

(1)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the second quarter of 2015, we repurchased 3.0 million shares at an average price per share of $100.92 for a total cost of $300 million.

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

Aon plc
(Registrant)

July 31, 2015	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
4.1*
Amended and Restated Indenture, dated as of May 20, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) - incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 20, 2015.

4.2*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 20, 2015.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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