Form 10-Q
period 2015-09-30
Aon plc
filed 2015-10-30
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc
(Exact Name of Registrant as Specified in Its Charter)

ENGLAND AND WALES	98-1030901
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

122 LEADENHALL STREET, LONDON, ENGLAND	EC3V 4AN
(Address of Principal Executive Offices)	(Zip Code)
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

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 22, 2015:  273,916,827 million

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue
Commissions, fees and other	$2,736	$2,873	$8,378	$8,727
Fiduciary investment income	6	7	16	19
Total revenue	2,742	2,880	8,394	8,746
Expenses
Compensation and benefits	1,644	1,707	4,980	5,166
Other general expenses	685	756	2,283	2,249
Total operating expenses	2,329	2,463	7,263	7,415
Operating income	413	417	1,131	1,331
Interest income	3	3	10	7
Interest expense	(72)	(65)	(205)	(188)
Other income	8	35	51	34
Income before income taxes	352	390	987	1,184
Income taxes	49	75	155	220
Net income	303	315	832	964
Less: Net income attributable to noncontrolling interests	8	6	31	26
Net income attributable to Aon shareholders	$295	$309	$801	$938

Basic net income per share attributable to Aon shareholders	$1.05	$1.06	$2.83	$3.15
Diluted net income per share attributable to Aon shareholders	$1.04	$1.04	$2.80	$3.11
Cash dividends per share paid on ordinary shares	$0.30	$0.25	$0.85	$0.68
Weighted average ordinary shares outstanding - basic	280.9	292.3	283.2	298.1
Weighted average ordinary shares outstanding - diluted	283.8	296.1	285.9	301.6

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$303	$315	$832	$964
Less: Net income attributable to noncontrolling interests	8	6	31	26
Net income attributable to Aon shareholders	295	309	801	938
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(10)	(8)	(11)	12
Foreign currency translation adjustments	(229)	(318)	(376)	(228)
Post-retirement benefit obligation	18	26	62	70
Total other comprehensive (loss)	(221)	(300)	(325)	(146)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(4)	—	(6)	(2)
Total other comprehensive (loss) attributable to Aon shareholders	(217)	(300)	(319)	(144)
Comprehensive income attributable to Aon shareholders	$78	$9	$482	$794

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$398	$374
Short-term investments	385	394
Receivables, net	2,453	2,815
Fiduciary assets	9,956	11,638
Other current assets	728	602
Total Current Assets	13,920	15,823
Goodwill	8,571	8,860
Intangible assets, net	2,257	2,520
Fixed assets, net	785	765
Other non-current assets	1,673	1,804
TOTAL ASSETS	$27,206	$29,772

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$9,956	$11,638
Short-term debt and current portion of long-term debt	1,327	783
Accounts payable and accrued liabilities	1,447	1,805
Other current liabilities	811	788
Total Current Liabilities	13,541	15,014
Long-term debt	4,799	4,799
Pension, other post-retirement and post-employment liabilities	1,833	2,141
Other non-current liabilities	1,091	1,187
TOTAL LIABILITIES	21,264	23,141

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2015 - 273.9; 2014 - 280.0)	3	3
Additional paid-in capital	5,318	5,097
Retained earnings	4,015	4,605
Accumulated other comprehensive loss	(3,453)	(3,134)
TOTAL AON SHAREHOLDERS' EQUITY	5,883	6,571
Noncontrolling interests	59	60
TOTAL EQUITY	5,942	6,631
TOTAL LIABILITIES AND EQUITY	$27,206	$29,772

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2014	280.0	$5,100	$4,605	$(3,134)	$60	$6,631
Net income	—	—	801	—	31	832
Shares issued - employee benefit plans	0.4	33	(1)	—	—	32
Shares issued - employee compensation	5.2	(180)	—	—	—	(180)
Shares purchased	(11.7)	—	(1,150)	—	—	(1,150)
Tax benefit - employee benefit plans	—	128	—	—	—	128
Share-based compensation expense	—	239	—	—	—	239
Dividends to shareholders	—	—	(240)	—	—	(240)
Net change in fair value of financial instruments	—	—	—	(11)	—	(11)
Net foreign currency translation adjustments	—	—	—	(370)	(6)	(376)
Net post-retirement benefit obligation	—	—	—	62	—	62
Purchases of shares from noncontrolling interests	—	1	—	—	(5)	(4)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(21)	(21)
Balance at September 30, 2015	273.9	$5,321	$4,015	$(3,453)	$59	$5,942

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$832	$964
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(29)	(41)
Depreciation of fixed assets	169	183
Amortization of intangible assets	237	263
Share-based compensation expense	239	247
Deferred income taxes	(83)	77
Change in assets and liabilities:
Fiduciary receivables	795	988
Short-term investments — funds held on behalf of clients	200	(177)
Fiduciary liabilities	(995)	(811)
Receivables, net	232	220
Accounts payable and accrued liabilities	(415)	(408)
Restructuring reserves	(25)	(75)
Current income taxes	(69)	(211)
Pension, other post-retirement and other post-employment liabilities	(191)	(299)
Other assets and liabilities	178	(37)
CASH PROVIDED BY OPERATING ACTIVITIES	1,075	883

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of long-term investments	23	51
Purchases of long-term investments	(3)	(19)
Net (purchases) sales of short-term investments — non-fiduciary	(9)	301
Acquisition of businesses, net of cash acquired	(26)	(464)
Proceeds from sale of businesses	54	48
Capital expenditures	(225)	(179)
CASH USED FOR INVESTING ACTIVITIES	(186)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,150)	(1,750)
Issuance of shares for employee benefit plans	72	58
Issuance of debt	3,494	4,255
Repayment of debt	(2,860)	(3,073)
Cash dividends to shareholders	(240)	(201)
(Purchases) sales of shares (from) to noncontrolling interests	(5)	1
Dividends paid to noncontrolling interests	(21)	(18)
Proceeds from sale-leaseback	—	25
CASH USED FOR FINANCING ACTIVITIES	(710)	(703)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(155)	(13)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24	(95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	374	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$398	$382

Supplemental disclosures:
Interest paid	$190	$194
Income taxes paid, net of refunds	$180	$280

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2015.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2015 presentation. In prior periods, long-term investments were included in Investments in the Condensed Consolidated Statement of Financial Position. These amounts are now included in Other non-current assets in the Condensed Consolidated Statement of Financial Position, as shown in Note 4 to these Condensed Consolidated Financial Statements. Long-term investments were $136 million at September 30, 2015 and $143 million at December 31, 2014.

Use of Estimates

The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management's best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available.  Aon adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, and foreign currency exchange rate movements increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined, among other factors, with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the financial statements in future periods.

2.  Accounting Principles and Practices

New Accounting Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance will also be applied to Aon's debt issuance costs related to its line-of-credit arrangements. The new guidance will be applied on a retrospective basis effective in the first quarter of 2016. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Consolidations

In February 2015, the FASB issued new accounting guidance on consolidations, which will eliminate the deferral granted to investment companies from applying the variable interest entities guidance and make targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance is effective for the Company in the first quarter of 2016. Aon is currently evaluating the impact that the standard will have on the Company's Condensed Consolidated Financial Statements.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning the first quarter of 2017. The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time as the standard is still undergoing changes. The Company is also determining the appropriate method of transition to the guidance and the timing of adoption of the guidance.

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

At September 30, 2015, Cash and cash equivalents and Short-term investments were $783 million compared to $768 million at December 31, 2014. Of the total balances, $107 million and $169 million was restricted as to its use at September 30, 2015 and December 31, 2014, respectively. Included within the September 30, 2015 and December 31, 2014 balances, respectively, were £42.7 million ($64.8 million at September 30, 2015 exchange rates) and £42.0 million ($65.3 million at December 31, 2014 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  In addition, Cash and cash equivalents included additional restricted balances of $42 million and $104 million at September 30, 2015 and December 31, 2014, respectively.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Foreign currency remeasurement (loss) gain	16	7	$33	$11
Gain on disposal of business	—	25	20	25
Equity earnings	4	4	10	10
Income (loss) on financial instruments	(12)	(2)	(12)	(17)
Other	—	1	—	5
Total	$8	$35	$51	$34

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$65	$88	$74	$90
Provision charged to operations	1	1	12	9
Accounts written off, net of recoveries	(5)	(14)	(27)	(23)
Foreign currency translation	2	4	4	3
Balance at end of period	$63	$79	$63	$79

Other Current Assets

The components of Other current assets are as follows (in millions):

	September 30, 2015	December 31, 2014
Taxes receivable	$244	$99
Deferred tax assets	208	212
Prepaid expenses	161	164
Deferred project costs	101	102
Other	14	25
Total	$728	$602

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	September 30, 2015	December 31, 2014
Prepaid pension	$923	$933
Deferred project costs	220	250
Deferred tax assets	125	144
Investments	136	143
Taxes receivable	70	101
Other	199	233
Total	$1,673	$1,804

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	September 30, 2015	December 31, 2014
Deferred revenue	$400	$408
Taxes payable	8	64
Deferred tax liabilities	2	2
Other	401	314
Total	$811	$788

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	September 30, 2015	December 31, 2014
Deferred tax liabilities	$317	$313
Taxes payable	215	210
Deferred revenue	169	167
Leases	154	184
Compensation and benefits	54	57
Other	182	256
Total	$1,091	$1,187

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended September 30, 2015, the Company completed the acquisition of one business in the HR Solutions segment. During the nine months ended September 30, 2015, the Company completed the acquisition of two businesses in the Risk Solutions segment and three businesses in the HR Solutions segment. During the three months ended September 30, 2014, the Company completed the acquisition of four businesses in the Risk Solutions segment and one business in the HR Solutions segment. During the nine months ended September 30, 2014, the Company completed the acquisition of seven businesses in the Risk Solutions segment and two business in the HR Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Nine months ended September 30,
	2015	2014
Consideration	$26	$446
Intangible assets:
Goodwill	$18	$261
Other intangible assets	1	310
Total	$19	$571

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

During the three months ended September 30, 2015, the Company completed the disposition of one business in the Risk Solutions segment. The pretax loss recognized on this disposition was insignificant to the quarter ended September 30, 2015. During the nine months ended September 30, 2015, the Company completed the disposition of two business in the Risk Solutions segment and one business in the HR Solutions segment. A pretax gain of $20 million was recognized on these dispositions in the nine months ended September 30, 2015. During the three months ended September 30, 2014, the Company completed the disposition of one business in the Risk Solutions segment. During the nine months ended September 30, 2014, the Company completed the disposition of two businesses in the Risk Solutions segment.  A pretax gain of $25 million was recognized on these sales in both the three and nine months ended September 30, 2014. Gains and losses recognized as a result of a disposition are included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2015	$5,911	$2,949	$8,860
Goodwill related to current year acquisitions	3	15	18
Goodwill related to disposals	—	(13)	(13)
Goodwill related to prior year acquisitions	4	—	4
Foreign currency translation	(266)	(32)	(298)
Balance as of September 30, 2015	$5,652	$2,919	$8,571

Other intangible assets by asset class are as follows (in millions):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,899	1,753	1,146	2,952	1,579	1,373
Technology and other	541	449	92	571	443	128
Total	$4,459	$2,202	$2,257	$4,542	$2,022	$2,520

Amortization expense from finite lived intangible assets was $78 million and $237 million for the three and nine months ended September 30, 2015, respectively. Amortization expense from finite lived intangible assets was $90 million and $263 million for the three and nine months ended September 30, 2014, respectively.

The estimated future amortization for finite lived intangible assets as of September 30, 2015 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2015	$51	$28	$79
2016	172	100	272
2017	137	91	228
2018	91	78	169
2019	72	68	140
Thereafter	164	186	350
Total	$687	$551	$1,238

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

Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2015, Aon plc did not have borrowings under either the 2017 Facility or the 2020 Facility, and was in compliance with these financial covenants and all other covenants contained therein during the nine months ended September 30, 2015.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $810 million and $168 million of commercial paper outstanding at September 30, 2015 and December 31, 2014, respectively, which was included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three and nine months ended September 30, 2015 was $309 million and $328 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and nine months ended September 30, 2015 was 0.51% and 0.49%, respectively.

Notes

On May 20, 2015, the Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The 4.750% Notes due May 2045 are fully and unconditionally guaranteed by Aon Corporation. The Company used the proceeds of the issuance for general corporate purposes.

On September 30, 2015, $600 million of 3.50% Senior Notes issued by Aon Corporation matured and were repaid.

8.  Income Taxes

The effective tax rate on net income was 14.0% and15.8% for the three and nine months ended September 30, 2015, respectively. The effective tax rate on net income was 19.1% and 18.5% for the three and nine months ended September 30, 2014, respectively. The effective tax rate in the third quarter of 2015 was favorably impacted by certain discrete items.

During the nine months ended September 30, 2015, the Company's uncertain tax positions increased by $7 million, excluding interest and penalties, as compared to the year ended December 31, 2014. The increase in uncertain tax positions was primarily related to current and prior year tax positions offset by the settlement of certain issues related to the IRS audit for tax years 2008-2011. As of September 30, 2015, the Company's liability for uncertain tax positions was $208 million, which was included in Other non-current liabilities in the Condensed Consolidated Statement of Financial Position, including interest and penalties of $30 million and net of $21 million of tax attributes.

The Company's liability for uncertain tax positions as of September 30, 2015 includes $161 million related to amounts that would impact the effective tax rate if recognized.

9.  Shareholders' Equity

Ordinary Shares

In April 2012, the Company's Board of Directors authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased ("2012 Share Repurchase Program"). In November 2014, the Company's Board of Directors authorized a new $5.0 billion share repurchase program in addition to the existing program ("2014 Share Repurchase Program" and, together, the "Repurchase Programs"). Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the three months ended September 30, 2015, the Company repurchased 6.3 million shares at an average price per share of $95.75 for a total cost of approximately $600 million under the Repurchase Programs. During the nine months ended September 30, 2015, the Company repurchased 11.7 million shares at an average price per share of $98.00 for a total cost of approximately $1.15 billion under the Repurchase Programs. In the three months ended September 30, 2014, the Company repurchased 5.8 million shares at an average price per share of $86.07 for a total cost of $500 million under the 2012 Share

Repurchase Program. During the nine months ended September 30, 2014, the Company repurchased 20.4 million shares at an average price per share of $85.73 for a total cost of $1.8 billion under the 2012 Share Repurchase Program. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At September 30, 2015, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $4.5 billion. Under the Repurchase Programs, the Company has repurchased a total of 73.8 million shares for an aggregate cost of $5.5 billion.

Net Income Per Share

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Shares for basic earnings per share	280.9	292.3	283.2	298.1
Common stock equivalents	2.9	3.8	2.7	3.5
Shares for diluted earnings per share	283.8	296.1	285.9	301.6

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2015 and 2014, .

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2014	$(17)	$(335)	$(2,782)	$(3,134)
Other comprehensive (loss) income before reclassifications, net	(7)	(370)	1	(376)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	13	—	88	101
Tax benefit	(17)	—	(27)	(44)
Amounts reclassified from accumulated other comprehensive loss, net	(4)	—	61	57
Net current period other comprehensive (loss) income	(11)	(370)	62	(319)
Balance at September 30, 2015	$(28)	$(705)	$(2,720)	$(3,453)
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

10.  Employee Benefits

The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended September 30,
	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	50	58	33	32	8	12
Expected return on plan assets	(77)	(82)	(38)	(39)	(12)	(15)
Amortization of net actuarial loss	11	13	14	11	2	2
Net periodic (benefit) cost	(16)	(11)	9	4	(2)	(1)
Curtailment loss (gain) and other	—	—	—	—	—	—
Total net periodic (benefit) cost	$(16)	$(11)	$9	$4	$(2)	$(1)

	Nine months ended September 30,
	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$2	$—	$—	$—
Interest cost	149	174	99	96	25	36
Expected return on plan assets	(229)	(247)	(115)	(117)	(37)	(45)
Amortization of net actuarial loss	31	40	41	32	8	6
Net periodic (benefit) cost	(49)	(33)	27	11	(4)	(3)
Curtailment (gain) loss and other	—	—	(1)	1	—	(3)
Total net periodic (benefit) cost	$(49)	$(33)	$26	$12	$(4)	$(6)

The Company expected to contribute approximately $65 million, $132 million, and $23 million, based on exchange rates as of December 31, 2014, to its material U.K., U.S., and other significant international pension plans, respectively, during 2015. During the three months ended September 30, 2015, contributions of $16 million, $41 million, and $3 million were made to the Company's material U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2015, contributions of $50 million, $103 million, and $11 million were made to the Company's material U.K., U.S., and other significant international pension plans, respectively.

During the three months ended September 30, 2014, contributions of $24 million, $39 million, and $7 million were made to the Company's material U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2014, contributions of $145 million, $112 million, and $23 million were made to the Company's material U.K., U.S., and other significant international pension plans, respectively.

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Restricted share units ("RSUs")	$44	$41	$153	$144
Performance share awards ("PSAs")	28	29	77	96
Share options	—	—	—	—
Employee share purchase plans	3	2	9	7
Total share-based compensation expense	$75	$72	$239	$247

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Nine months ended September 30,
	2015		2014
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	8,381	$63	9,759	$51
Granted	2,298	98	2,675	84
Vested	(3,217)	58	(3,561)	49
Forfeited	(228)	70	(385)	56
Non-vested at end of period	7,234	77	8,488	63
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

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

Information as of September 30, 2015 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2015	2014	2013
Target PSAs granted during period	993	816	1,135
Weighted average fair value per share at date of grant	$96	$81	$58
Number of shares that would be issued based on current performance levels	991	1,198	2,191
Unamortized expense, based on current performance levels	$77	$44	$11

Share Options

The Company did not grant any share options during either the nine months ended September 30, 2015 or the nine months ended September 30, 2014.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2015		2014
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	2,300	$32	3,462	$32
Granted	—	—	—	—
Exercised	(1,432)	27	(953)	32
Forfeited and expired	(13)	39	(6)	37
Outstanding at end of period	855	40	2,503	32
Exercisable at end of period	855	40	2,464	32

The weighted average remaining contractual life, in years, of outstanding options was 2.6 years and 1.7 years at September 30, 2015 and 2014, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $88.61 as of September 30, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2015, the aggregate intrinsic value of options outstanding, all of which were exercisable, was $42 million.

Other information related to the Company's share options is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Aggregate intrinsic value of stock options exercised	$3	$6	$103	$51
Cash received from the exercise of stock options	1	3	39	30
Tax benefit realized from the exercise of stock options	1	2	36	14

Unamortized deferred compensation expense, which includes both options and RSUs, amounted to $417 million as of September 30, 2015, with a remaining weighted-average amortization period of approximately 2.1 years.

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

The Company also uses foreign exchange derivatives, typically forward contracts and options to economically hedge the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30 day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk at the balance sheet date is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has reduced its credit risk by (1) using International Swaps and Derivatives Association master agreements, collateral and credit support arrangements, (2) entering into non-exchange-traded derivatives with highly-rated major financial institutions and (3) using exchange-traded instruments.  The Company monitors the creditworthiness of, and exposure to, its counterparties.  As of September 30, 2015, all net derivative positions were free of credit risk contingent features.  The Company had not received or pledged any collateral related to derivative arrangements as of September 30, 2015.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	965	1,200	34	46	50	58
Total	965	1,200	34	46	50	58
Derivatives not accounted for as hedges:
Foreign exchange contracts (3)	176	165	—	—	1	—
Total	$1,141	$1,365	$34	$46	$51	$58
______________________________________________

(1)
Included within Other current assets ($16 million at September 30, 2015 and $24 million at December 31, 2014) or Other non-current assets ($18 million at September 30, 2015 and $22 million at December 31, 2014).

(2)
Included within Other current liabilities ($40 million at September 30, 2015 and $52 million at December 31, 2014) or Other non-current liabilities ($11 million at September 30, 2015 and $6 million at December 31, 2014).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	34	46	(14)	(14)	20	32
Total	34	46	(14)	(14)	20	32
Derivatives not accounted for as hedges:
Foreign exchange contracts	—	—	—	—	—	—
Total	$34	$46	$(14)	$(14)	$20	$32
______________________________________________
(1) Included within Other current assets ($8 million at September 30, 2015 and $12 million at December 31, 2014) or Other non-current assets ($12 million at September 30, 2015 and $20 million at December 31, 2014).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives accounted for as hedges:
Interest rate contracts	$—	$—	$—	$—	$—	$—
Foreign exchange contracts	50	58	(15)	(14)	35	44
Total	50	58	(15)	(14)	35	44
Derivatives not accounted for as hedges:
Foreign exchange contracts	1	—	—	—	1	—
Total	$51	$58	$(15)	$(14)	$36	$44
______________________________________________
(1) Included within Other current liabilities ($32 million at September 30, 2015 and $40 million at December 31, 2014) or Other non-current liabilities ($4 million at September 30, 2015 and $4 million at December 31, 2014).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2015 and 2014 are as follows (in millions):

Three Months Ended September 30, 2015
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(8)	(2)	—	(4)	(14)
Total	$(8)	$(2)	$—	$(4)	$(14)

Three Months Ended September 30, 2014
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(2)	(3)	—	2	(3)
Total	$(2)	$(3)	$—	$2	$(3)

Nine Months Ended September 30, 2015
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(2)	(1)	—	2	(1)
Total	$(2)	$(1)	$—	$2	$(1)

Nine Months Ended September 30, 2014
	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	14	(1)	—	(9)	4
Total	$14	$(1)	$—	$(9)	$4

Three Months Ended September 30, 2015
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	2	—	(2)	—	—
Total	$2	$—	$(2)	$—	$—

Three Months Ended September 30, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(1)	3	(3)	5	4
Total	$(1)	$3	$(3)	$5	$4

Nine Months Ended September 30, 2015
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	3	(1)	(6)	(3)	(7)
Total	$3	$(1)	$(6)	$(3)	$(7)

Nine Months Ended September 30, 2014
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
Cash flow hedges:
Interest rate contracts	$—	$—	$(1)	$—	$(1)
Foreign exchange contracts	(4)	3	(8)	(6)	(15)
Total	$(4)	$3	$(9)	$(6)	$(16)

The Company estimates that approximately $8 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2015 and 2014 was not material.

During the three and nine months ended September 30, 2015, the Company recorded a loss of $15 million and $6 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2014, the Company recorded a loss of $11 million and $13 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$1,606	$1,606	$—	$—
Other investments:
Corporate bonds	1	—	—	1
Government bonds	1	—	1	—
Equity investments	9	5	4	—
Derivatives:
Interest rate contracts	—	—	—	—
Foreign exchange contracts	34	—	34	—
Liabilities:
Derivatives:
Foreign exchange contracts	51	—	51	—
  ______________________________________________
(1) Includes $1,606 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

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

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and nine months ended September 30, 2015 or 2014. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and nine months ended September 30, 2015 or 2014, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$4,799	$5,060	$4,799	$5,268

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

Current Matters

A retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee, Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. In August 2015, a jury returned a verdict in favor of Opry Mills and against the insurers in the amount of $204 million. Aon understands that the insurers intend to appeal both of these trial court decisions. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips is seeking approximately £189 million ($287 million at September 30, 2015 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips seeks to increase the amount of its claim to £290 million ($440 million at September 30, 2015 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at September 30, 2015 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at September 30, 2015 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($28 million at September 30, 2015 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($13 million at September 30, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at September 30, 2015 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid. The appeal is now under submission.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($68 million at September 30, 2015 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing was set for October 2015, but has been postponed to permit the parties to discuss possible settlement. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand (Aon) in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($117.5 million at September 30, 2015 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

In addition, from time to time, Aon's clients may bring claims and take legal action pertaining to the performance of fiduciary responsibilities. Whether client claims and legal action related to the Company's performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are resolved in a manner unfavorable to the Company, they may adversely affect Aon's financial results and materially impair the market perception of the Company and that of its products and services.

Settled/Closed Matters

As described more fully in our Quarterly Report for the period ended June 30, 2015, in the second quarter of 2015, we settled legacy litigation with Huntington Ingalls Industries, Inc. in exchange for a payment of $150 million made by Aon during the same period, and an arbitral panel issued an award that rejected claims made by AXA Versicherung Aktiengesellschaft (“AXA”) and ordered AXA to reimburse Aon for its legal fees and costs in the amount of €1.6 million ($2 million at June 30, 2015 exchange rates).

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $59 million at September 30, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at September 30, 2015 compared to $14 million at December 31, 2014. During the three months ended September 30, 2015, the Company did not fund these commitments. During the nine months ended September 30, 2015, the company funded $2 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $82 million at September 30, 2015 compared to $112 million at December 31, 2014.

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

Aon's total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk Solutions	$1,689	$1,836	$5,417	$5,778
HR Solutions	1,064	1,057	3,013	3,004
Intersegment eliminations	(11)	(13)	(36)	(36)
Total revenue	$2,742	$2,880	$8,394	$8,746

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Retail brokerage	$1,352	$1,458	$4,363	$4,619
Reinsurance brokerage	331	371	1,038	1,140
Total Risk Solutions Segment	1,683	1,829	5,401	5,759
Consulting services	460	466	1,222	1,245
Outsourcing	616	604	1,819	1,788
Intrasegment	(12)	(13)	(28)	(29)
Total HR Solutions Segment	1,064	1,057	3,013	3,004
Intersegment	(11)	(13)	(36)	(36)
Total commissions, fees and other revenue	$2,736	$2,873	$8,378	$8,727

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk Solutions	$6	$7	$16	$19
HR Solutions	—	—	—	—
Total fiduciary investment income	$6	$7	$16	$19

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Risk Solutions	$324	$343	$1,015	$1,205
HR Solutions	134	113	249	249
Segment income before income taxes	458	456	1,264	1,454
Unallocated expenses	(45)	(39)	(133)	(123)
Interest income	3	3	10	7
Interest expense	(72)	(65)	(205)	(188)
Other income	8	35	51	34
Income before income taxes	$352	$390	$987	$1,184

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

16.  Guarantee of Registered Securities

As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt. In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, and the 4.75% Notes due May 2045. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes due 2042, the 4.45% Notes due 2043, the 4.00% Notes due 2023, the 2.875% Notes due 2026, the 3.50% Notes due 2024, the 4.60% Notes due 2044, or the 4.75% Notes due 2045. As a result of the existence of these guarantees, the Company is required by Rule 3-10 of Regulation S-X to present the financial information set forth in this footnote.

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2015 and 2014, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, condensed consolidating statements of financial position as of September 30, 2015 and December 31, 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,736	$—	$2,736
Fiduciary investment income	—	—	6	—	6
Total revenue	—	—	2,742	—	2,742
Expenses
Compensation and benefits	28	8	1,608	—	1,644
Other general expenses	1	3	681	—	685
Total operating expenses	29	11	2,289	—	2,329
Operating (loss) income	(29)	(11)	453	—	413
Interest income	(5)	4	4	—	3
Interest expense	(33)	(34)	(5)	—	(72)
Intercompany interest income (expense)	119	(128)	9	—	—
Intercompany other (expense) income	(57)	(17)	74	—	—
Other income	—	2	6	—	8
(Loss) income before taxes	(5)	(184)	541	—	352
Income tax (benefit) expense	(1)	(63)	113	—	49
(Loss) income before equity in earnings of subsidiaries	(4)	(121)	428	—	303
Equity in earnings of subsidiaries, net of tax	299	355	234	(888)	—
Net income	295	234	662	(888)	303
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$295	$234	$654	$(888)	$295

Condensed Consolidating Statement of Income

	Three months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,873	$—	$2,873
Fiduciary investment income	—	—	7	—	7
Total revenue	—	—	2,880	—	2,880
Expenses
Compensation and benefits	29	4	1,674	—	1,707
Other general expenses	1	1	754	—	756
Total operating expenses	30	5	2,428	—	2,463
Operating (loss) income	(30)	(5)	452	—	417
Interest income	(2)	1	4	—	3
Interest expense	(25)	(42)	2	—	(65)
Intercompany interest income (expense)	113	(73)	(40)	—	—
Intercompany other (expense) income	(29)	(14)	43	—	—
Other income	2	2	31	—	35
Income (loss) before taxes	29	(131)	492	—	390
Income tax expense (benefit)	6	(52)	121	—	75
Income (loss) before equity in earnings of subsidiaries	23	(79)	371	—	315
Equity in earnings of subsidiaries, net of tax	286	241	162	(689)	—
Net income	309	162	533	(689)	315
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$309	$162	$527	$(689)	$309

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,378	$—	$8,378
Fiduciary investment income	—	—	16	—	16
Total revenue	—	—	8,394	—	8,394
Expenses
Compensation and benefits	85	29	4,866	—	4,980
Other general expenses	10	6	2,267	—	2,283
Total operating expenses	95	35	7,133	—	7,263
Operating (loss) income	(95)	(35)	1,261	—	1,131
Interest income	(14)	10	14	—	10
Interest expense	(87)	(101)	(17)	—	(205)
Intercompany interest income (expense)	358	(349)	(9)	—	—
Intercompany other (expense) income	(162)	(40)	202	—	—
Other income	—	10	41	—	51
(Loss) income before taxes	—	(505)	1,492	—	987
Income tax (benefit) expense	—	(180)	335	—	155
(Loss) income before equity in earnings of subsidiaries	—	(325)	1,157	—	832
Equity in earnings of subsidiaries, net of tax	801	925	600	(2,326)	—
Net income	801	600	1,757	(2,326)	832
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	$801	$600	$1,726	$(2,326)	$801

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,727	$—	$8,727
Fiduciary investment income	—	—	19	—	19
Total revenue	—	—	8,746	—	8,746
Expenses
Compensation and benefits	100	17	5,049	—	5,166
Other general expenses	7	6	2,236	—	2,249
Total operating expenses	107	23	7,285	—	7,415
Operating (loss) income	(107)	(23)	1,461	—	1,331
Interest income	(6)	1	12	—	7
Interest expense	(49)	(105)	(34)	—	(188)
Intercompany interest income (expense)	335	(220)	(115)	—	—
Intercompany other (expense) income	(101)	(33)	134	—	—
Other income	1	10	23	—	34
(Loss) income before taxes	73	(370)	1,481	—	1,184
Income tax (benefit) expense	15	(144)	349	—	220
(Loss) income before equity in earnings of subsidiaries	58	(226)	1,132	—	964
Equity in earnings of subsidiaries, net of tax	880	861	635	(2,376)	—
Net income	938	635	1,767	(2,376)	964
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$938	$635	$1,741	$(2,376)	$938

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$295	$234	$662	$(888)	$303
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$295	$234	$654	$(888)	$295
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(1)	(9)	—	(10)
Foreign currency translation adjustments	—	(24)	(205)	—	(229)
Post-retirement benefit obligation	—	8	10	—	18
Total other comprehensive loss	—	(17)	(204)	—	(221)
Equity in other comprehensive loss of subsidiaries, net of tax	(217)	(196)	(213)	626	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive loss attributable to Aon shareholders	(217)	(213)	(413)	626	(217)
Comprehensive income attributable to Aon shareholders	$78	$21	$241	$(262)	$78

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$309	$162	$533	$(689)	$315
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$309	$162	$527	$(689)	$309
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	(7)	—	(8)
Foreign currency translation adjustments	—	(17)	(301)	—	(318)
Post-retirement benefit obligation	—	6	20	—	26
Total other comprehensive (loss) income	—	(12)	(288)	—	(300)
Equity in other comprehensive income of subsidiaries, net of tax	(300)	(285)	—	585	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	(300)	(297)	(288)	585	(300)
Comprehensive income attributable to Aon Shareholders	$9	$(135)	$239	$(104)	$9

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$801	$600	$1,757	$(2,326)	$832
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	$801	$600	$1,726	$(2,326)	$801
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	—	(11)	—	(11)
Foreign currency translation adjustments	—	(43)	(333)	—	(376)
Post-retirement benefit obligation	—	25	37	—	62
Total other comprehensive loss	—	(18)	(307)	—	(325)
Equity in other comprehensive loss of subsidiaries, net of tax	(319)	(290)	(308)	917	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive loss attributable to Aon shareholders	(319)	(308)	(609)	917	(319)
Comprehensive income attributable to Aon shareholders	$482	$292	$1,117	$(1,409)	$482

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$938	$635	$1,767	$(2,376)	$964
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$938	$635	$1,741	$(2,376)	$938
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(1)	13	—	12
Foreign currency translation adjustments	—	(19)	(209)	—	(228)
Post-retirement benefit obligation	—	17	53	—	70
Total other comprehensive loss	—	(3)	(143)	—	(146)
Equity in other comprehensive loss of subsidiaries, net of tax	(144)	(142)	—	286	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(144)	(145)	(141)	286	(144)
Comprehensive income attributable to Aon shareholders	$794	$490	$1,600	$(2,090)	$794

Condensed Consolidating Statement of Financial Position

	As of September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,490	$1,087	$(3,179)	$398
Short-term investments	—	217	168	—	385
Receivables, net	—	—	2,453	—	2,453
Fiduciary assets	—	—	9,956	—	9,956
Intercompany receivables	360	21,073	2,402	(23,835)	—
Other current assets	2	221	532	(27)	728
Total Current Assets	362	24,001	16,598	(27,041)	13,920
Goodwill	—	—	8,571	—	8,571
Intangible assets, net	—	—	2,257	—	2,257
Fixed assets, net	—	—	785	—	785
Intercompany receivables	7,380	557	1,629	(9,566)	—
Other non-current assets	187	698	1,572	(784)	1,673
Investment in subsidiary	4,627	16,060	550	(21,237)	—
TOTAL ASSETS	$12,556	$41,316	$31,962	$(58,628)	$27,206

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$9,956	$—	$9,956
Short-term debt and current portion of long-term debt	56	1,254	17	—	1,327
Accounts payable and accrued liabilities	3,240	25	1,361	(3,179)	1,447
Intercompany payables	277	27,826	(4,142)	(23,961)	—
Other current liabilities	—	55	657	99	811
Total Current Liabilities	3,573	29,160	7,849	(27,041)	13,541
Long-term debt	3,094	1,418	287	—	4,799
Pension, other post-retirement and other post-employment liabilities	—	1,293	540	—	1,833
Intercompany payables	—	8,796	770	(9,566)	—
Other non-current liabilities	6	99	1,770	(784)	1,091
TOTAL LIABILITIES	6,673	40,766	11,216	(37,391)	21,264

TOTAL AON SHAREHOLDERS' EQUITY	5,883	550	20,687	(21,237)	5,883
Noncontrolling interests	—	—	59	—	59
TOTAL EQUITY	5,883	550	20,746	(21,237)	5,942

TOTAL LIABILITIES AND EQUITY	$12,556	$41,316	$31,962	$(58,628)	$27,206

Condensed Consolidating Statement of Financial Position

	As of December 31, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,727	$1,361	$(3,714)	$374
Short-term investments	—	165	229	—	394
Receivables, net	—	—	2,815	—	2,815
Fiduciary assets	—	—	11,638	—	11,638
Intercompany receivables	455	2,814	9,156	(12,425)	—
Other current assets	2	226	407	(33)	602
Total Current Assets	457	5,932	25,606	(16,172)	15,823
Goodwill	—	—	8,860	—	8,860
Intangible assets, net	—	—	2,520	—	2,520
Fixed assets, net	—	—	765	—	765
Intercompany receivables	7,399	600	111	(8,110)	—
Other non-current assets	179	697	1,718	(790)	1,804
Investment in subsidiary	4,962	15,200	1,880	(22,042)	—
TOTAL ASSETS	$12,997	$22,429	$41,460	$(47,114)	$29,772

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,638	$—	$11,638
Short-term debt and current portion of long-term debt	—	767	16	—	783
Accounts payable and accrued liabilities	3,755	58	1,706	(3,714)	1,805
Intercompany payables	122	8,960	3,343	(12,425)	—
Other current liabilities	—	49	772	(33)	788
Total Current Liabilities	3,877	9,834	17,475	(16,172)	15,014
Long-term debt	2,544	1,917	338	—	4,799
Pension, other post-retirement and other post-employment liabilities	—	1,396	745	—	2,141
Intercompany payables	—	7,277	833	(8,110)	—
Other non-current liabilities	5	125	1,847	(790)	1,187
TOTAL LIABILITIES	6,426	20,549	21,238	(25,072)	23,141

TOTAL AON SHAREHOLDERS' EQUITY	6,571	1,880	20,162	(22,042)	6,571
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	6,571	1,880	20,222	(22,042)	6,631

TOTAL LIABILITIES AND EQUITY	$12,997	$22,429	$41,460	$(47,114)	$29,772

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$31	$(624)	$1,668	$—	$1,075

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	3	20	—	23
Purchase of long-term investments	—	(1)	(2)	—	(3)
Net sales of short-term investments - non-fiduciary	—	(51)	42	—	(9)
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Proceeds from sale of businesses	—	—	54	—	54
Capital expenditures	—	—	(225)	—	(225)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(49)	(137)	—	(186)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,150)	—	—	—	(1,150)
Advances from (to) affiliates	630	451	(1,616)	535	—
Issuance of shares for employee benefit plans	72	—	—	—	72
Issuance of debt	768	2,720	6	—	3,494
Repayment of debt	(111)	(2,735)	(14)	—	(2,860)
Cash dividends to shareholders	(240)	—	—	—	(240)
Purchase of shares from noncontrolling interests	—	—	(5)	—	(5)
Dividends paid to noncontrolling interests	—	—	(21)	—	(21)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31)	436	(1,650)	535	(710)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(155)	—	(155)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(237)	(274)	535	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,490	$1,087	$(3,179)	$398

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2014
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$309	$(348)	$922	$—	$883

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	39	12	—	51
Purchase of long-term investments	—	(19)	—	—	(19)
Net sales of short-term investments - non-fiduciary	—	103	198	—	301
Acquisition of businesses, net of cash acquired	—	—	(464)	—	(464)
Proceeds from sale of businesses	—	—	48	—	48
Capital expenditures	—	—	(179)	—	(179)
CASH PROVIDED BY INVESTING ACTIVITIES	—	123	(385)	—	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,750)	—	—	—	(1,750)
Advances from (to) affiliates	(253)	496	371	(614)	—
Issuance of shares for employee benefit plans	58	—	—	—	58
Issuance of debt	2,714	1,541	—	—	4,255
Repayment of debt	(877)	(1,491)	(705)	—	(3,073)
Cash dividends to shareholders	(201)	—	—	—	(201)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(18)	—	(18)
Proceeds from sale-leaseback	—	—	25	—	25
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(309)	546	(326)	(614)	(703)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(13)	—	(13)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	321	198	(614)	(95)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$568	$1,444	$(1,630)	$382

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2015 FINANCIAL RESULTS

During the third quarter and first nine months of 2015, we continued to face certain headwinds that had adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in continental Europe, and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.

The following is a summary of our third quarter and first nine months of 2015 financial results:

•
For the third quarter of 2015, revenue decreased $138 million, or 5%, to $2.7 billion compared to the prior year third quarter due primarily to a 7% unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth of 2%. For the first nine months of 2015, revenue decreased $352 million, or 4%, to $8.4 billion compared to the prior year period due primarily to a 7% unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth of 2% and revenue growth of 1% attributable to acquisitions, net of divestitures. In Risk Solutions, organic revenue growth in the third quarter and first nine months of 2015 were driven by organic growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance in both periods. The HR Solutions segment had solid organic growth across both the Consulting and Outsourcing businesses for the third quarter and first nine months of 2015.

•
Operating expenses for the third quarter of 2015 were $2.3 billion, a decrease of $134 million, or 5%, compared to the prior year third quarter. The decrease in the third quarter was primarily due to a $162 million favorable impact from foreign currency exchange rates, a $12 million decrease in intangible asset amortization, and a $5 million decrease in expenses relates to acquisitions, net of divestitures, partially offset by an increase in expense to support organic growth. Operating expenses for the first nine months of 2015 decreased $152 million to $7.3 billion compared to the first nine months of 2014, primarily due to a $468 million favorable impact from foreign currency translation, partially offset by a $176 million expense related to legacy litigation, a $22 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense to support organic revenue growth.

•
Operating margin increased to 15.1% in the third quarter 2015 from 14.5% in the third quarter 2014. Operating margin for the first nine months of 2015 was 13.5% as compared to 15.2% for the same period in 2014. The increase in operating margin from the prior year quarter was driven by organic revenue growth of 2%, expense discipline, and a favorable impact from changes in foreign currency exchange rates, partially offset by an increase in expense to support future growth. The decrease in operating margin from the prior year nine months is primarily due to an expense related to legacy litigation and an increase in expense to support future growth, partially offset by organic revenue growth of 2%, decreased intangible asset amortization costs, a favorable impact from changes in foreign exchange rates, and expense discipline. Operating margin for Risk Solutions increased 50 basis points from 18.7% in the third quarter 2014 to 19.2% in the third quarter 2015 and decreased 220 basis points from 20.9% for the first nine months of 2014 to 18.7% for the first nine months of 2015. Operating margin for HR Solutions increased 190 basis points from 10.7% in the third quarter 2014 to 12.6% in the third quarter 2015 and remained consistent at 8.3% for the first nine months of 2015 when compared to the first nine months of 2014.

•
Due to the factors set forth above, net income attributable to Aon shareholders decreased $14 million, or 5%, to $295 million for the third quarter 2015 compared to the third quarter 2014. During the first nine months of 2015, Net income attributable to Aon shareholders decreased $137 million, or 15%, to $801 million in compared to the first nine months of 2014.

•
Cash flow provided by operating activities was $1,075 million for the first nine months of 2015, an increase of $192 million from $883 million provided by operating activities in the first nine months of 2014. The increase was driven by working capital improvements, a decrease in cash paid on income tax, a decline in pension contributions, organic growth, and a decline in cash paid for taxes and cash paid for restructuring.

•
The Company repurchased 6.3 million Class A Ordinary Shares for approximately $600 million in the third quarter of 2015 and repurchased 11.7 million Class A Ordinary Shares for approximately $1.15 billion in the first nine months of 2015.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow.  The following is our measure of performance against these four metrics for the third quarter and first nine months of 2015:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 2% for the third quarter and first nine months of 2015, compared to organic revenue growth of 3% in the prior year third quarter and 2% for the first nine months of 2014. In Risk Solutions, organic revenue growth was driven by growth in Retail brokerage across both the Americas and International businesses, partially offset by a decline in Reinsurance organic revenue. HR Solutions had solid organic growth across both the Consulting and Outsourcing businesses in both periods.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 17.9% for Aon overall, 20.8% for the Risk Solutions segment, and 17.4% for the HR Solutions segment for the third quarter 2015.  Adjusted operating margin was 17.6% for Aon overall, 20.3% for the Risk Solutions segment, and 16.5% for the HR Solutions segment for the third quarter 2014. For the first nine months of 2015, adjusted operating margin was 18.4% for Aon overall, 22.8% for the Risk Solutions segment, and 14.7% for the HR Solutions segment. For the first nine months of 2014, adjusted operating margin was 18.2% for Aon overall, 22.2% for the Risk Solutions segment, and 14.4% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment in the third quarter of 2015 primarily reflects organic revenue growth of 1%, return on investments in data and analytics, and a favorable impact from foreign currency exchange rates. For the first nine months of 2015, the increase in adjusted operating margin was driven by organic revenue growth of 2% and return on investments in data and analytics. In the HR Solutions segment in the third quarter of 2015, operating margin expansion was driven by organic revenue growth of 5% and a favorable impact from foreign currency exchange rates, partially offset by an increase in expense to support future growth. For the first nine months of 2015, the increase in adjusted operating margin reflects organic revenue growth of 4%, which was partially offset by an increase in expense to support future growth.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.24 per share in the third quarter of 2015 and $3.92 per share in the first nine months of 2015, compared to $1.29 per share in the third quarter of 2014 and $3.82 in the first nine months of 2014.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," increased $146 million, or 21%, to $850 million from the prior year period, driven by 22% growth in cash flow from operations, partially offset by an increase of $46 million in capital expenditures primarily due to real estate related projects.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended September 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,742	$1,689	$1,064
Operating income — U.S. GAAP	$413	$324	$134
Intangible asset amortization	78	27	51
Legacy Litigation	—	—	—
Operating income — as adjusted	$491	$351	$185
Operating margins — U.S. GAAP	15.1%	19.2%	12.6%
Operating margins — as adjusted	17.9%	20.8%	17.4%

	Nine months ended September 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,394	$5,417	$3,013
Operating income — U.S. GAAP	$1,131	$1,015	$249
Intangible asset amortization	237	83	154
Legacy Litigation	176	137	39
Operating income — as adjusted	$1,544	$1,235	$442
Operating margins — U.S. GAAP	13.5%	18.7%	8.3%
Operating margins — as adjusted	18.4%	22.8%	14.7%

	Three months ended September 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,880	$1,836	$1,057
Operating income — U.S. GAAP	$417	$343	$113
Intangible asset amortization	90	29	61
Operating income — as adjusted	$507	$372	$174
Operating margins — U.S. GAAP	14.5%	18.7%	10.7%
Operating margins — as adjusted	17.6%	20.3%	16.5%

	Nine months ended September 30, 2014
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,746	$5,778	$3,004
Operating income — U.S. GAAP	$1,331	$1,205	$249
Intangible asset amortization	263	80	183
Operating income — as adjusted	$1,594	$1,285	$432
Operating margins — U.S. GAAP	15.2%	20.9%	8.3%
Operating margins — as adjusted	18.2%	22.2%	14.4%

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

The effective tax rate used in the U.S. GAAP financial statements in the third quarter of 2015 was 14.0%, compared to the prior year quarter of 19.1%.  The effective tax rate used in the U.S. GAAP financial statements in the first nine months of 2015 was 15.8%, compared to the prior year quarter of 18.5%. After adjusting to exclude the applicable tax impact associated with expenses for legacy litigation in the second quarter, the adjusted effective tax rate for the third quarter and first nine months of 2015 were 16.0% and 17.8%, respectively.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended September 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$413	$78	$491
Interest income	3	—	3
Interest expense	(72)	—	(72)
Other income	8	—	8
Income before income taxes	352	78	430
Income taxes	49	20	69
Net income	303	58	361
Less: Net income attributable to noncontrolling interests	8	—	8
Net income attributable to Aon shareholders	$295	$58	$353
Diluted earnings per share	$1.04	$0.20	$1.24
Weighted average ordinary shares outstanding — diluted	283.8	—	283.8

	Nine months ended September 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,131	$413	$1,544
Interest income	10	—	10
Interest expense	(205)	—	(205)
Other income	51	—	51
Income before income taxes	987	413	1,400
Income taxes	155	94	249
Net income	832	319	1,151
Less: Net income attributable to noncontrolling interests	31	—	31
Net income attributable to Aon shareholders	$801	$319	$1,120
Diluted earnings per share	$2.80	$1.12	$3.92
Weighted average ordinary shares outstanding — diluted	285.9	—	285.9

	Three months ended September 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$417	$90	$507
Interest income	3	—	3
Interest expense	(65)	—	(65)
Other income	35	—	35
Income before income taxes	390	90	480
Income taxes	75	16	91
Net income	315	74	389
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$309	$74	$383
Diluted earnings per share	$1.04	$0.25	$1.29
Weighted average ordinary shares outstanding — diluted	296.1	—	296.1

	Nine months ended September 30, 2014
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,331	$263	$1,594
Interest income	7	—	7
Interest expense	(188)	—	(188)
Other income	34	—	34
Income before income taxes	1,184	263	1,447
Income taxes	220	48	268
Net income	964	215	1,179
Less: Net income attributable to noncontrolling interests	26	—	26
Net income attributable to Aon shareholders	$938	$215	$1,153
Diluted earnings per share	$3.11	$0.71	$3.82
Weighted average ordinary shares outstanding — diluted	301.6	—	301.6

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Nine months ended September 30,
	2015	2014
Cash flow provided by operations - U.S. GAAP	$1,075	$883
Less: Capital expenditures	(225)	(179)
Free cash flow	$850	$704

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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.09 and $0.31 on adjusted net income per diluted share during the three and nine months ended September 30, 2015, respectively, and an unfavorable impact of $0.01 and $0.05 on adjusted net income per diluted share during the three and nine months ended September 30, 2014. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Commissions, fees and other	$2,736	$2,873	$8,378	$8,727
Fiduciary investment income	6	7	16	19
Total revenue	2,742	2,880	8,394	8,746
Expenses:
Compensation and benefits	1,644	1,707	4,980	5,166
Other general expenses	685	756	2,283	2,249
Total operating expenses	2,329	2,463	7,263	7,415
Operating income	413	417	1,131	1,331
Interest income	3	3	10	7
Interest expense	(72)	(65)	(205)	(188)
Other income	8	35	51	34
Income before income taxes	352	390	987	1,184
Income taxes	49	75	155	220
Net income	303	315	832	964
Less: Net income attributable to noncontrolling interests	8	6	31	26
Net income attributable to Aon shareholders	$295	$309	$801	$938

Revenue

Revenue decreased by $138 million, or 5%, in the third quarter 2015 compared to the third quarter 2014.  This change results from a $147 million decrease in the Risk Solutions segment and a $7 million increase in the HR Solutions segment. The results of the Risk Solutions segment reflect a 8% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to acquisitions, net of divestitures, partially offset by 1% organic growth in commissions and fees. The increase in revenue in the HR Solutions segment was driven by 5% organic revenue growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates and a 1% decrease in fees and commissions related to acquisitions, net of divestitures.

For the first nine months of 2015, revenue decreased 4%, or $352 million, compared to the prior year period.  This change results from a $361 million decrease in the Risk Solutions segment and a $9 million increase in the HR Solutions segment.  The results of the Risk Solutions segment reflect an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth in commissions and fees. The increase in HR Solutions revenue was driven by 4% organic growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates and a 1% decrease in fees and commissions related to acquisitions, net of divestitures.

Compensation and Benefits

Compensation and benefits decreased $63 million, or 4%, in the third quarter of 2015 compared to the third quarter 2014. This decrease was primarily driven by a $116 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense associated with 2% organic revenue growth and expense to support future growth.

Compensation and benefits in the first nine months of 2015 decreased $186 million, or 4%, compared to the first nine months of 2014.  This decrease was primarily driven by a $339 million favorable impact from foreign currency exchange rates, partially offset by an increase in expense to support 2% organic growth.

Other General Expenses

Other general expenses in the third quarter of 2015 decreased $71 million, or 9%, compared to the third quarter 2014. This decrease was due primarily to a $46 million favorable impact from foreign currency exchange rates and a $12 million decrease in intangible asset amortization.

Other general expenses in the first nine months of 2015 increased $34 million, or 2%, compared to the first nine months of 2014.  This increase was due primarily to $176 million of expense related to legacy litigation and an increase in expense associated with 2% organic revenue growth, partially offset by a $129 million favorable impact from foreign currency exchange rates and a $26 million decrease in intangible asset amortization.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2015, interest income remained flat at $3 million compared to the third quarter 2014. For the first nine months of 2015, interest income increased $3 million to $10 million compared to the first nine months of 2014.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $7 million during the third quarter 2015 compared to the third quarter of 2014 and $17 million during the first nine months of 2015 compared to the first nine months of 2014. The increase in Interest expense in both periods primarily reflects an increase in the total debt outstanding.

Other Income (Expense)

Other income was $8 million for the third quarter of 2015, compared to $35 million for the third quarter of 2014.  Other income for the third quarter 2015 includes a $16 million gain on foreign currency remeasurement and $4 million in equity earnings, partially offset by a $12 million loss on financial instruments. Other income of $35 million in the third quarter 2014 primarily included a $25 million gain on the sale of a business, $7 million of foreign currency remeasurement gains, and $4 million in equity earnings.

Other income for the first nine months of 2015 was $51 million, compared to $34 million in the prior year period.  Other income for the first nine months of 2015 primarily includes $33 million of gains due to the favorable impact of foreign currency remeasurement, a $20 million net gain on the sale of businesses, and $10 million in equity earnings, partially offset by $12 million in losses on financial instruments. The first nine months of 2014 included a $25 million gain on the sale of a business, an $11 million gain on foreign currency remeasurement, and $10 million on equity earnings, partially offset by $17 million in losses on financial instruments.

Income before Income Taxes

Income before income taxes for the third quarter was $352 million, a 10% decrease from $390 million in 2014. Income before income taxes for the first nine months of 2015 was $987 million, a 17% decrease from $1.2 billion in 2014. The decrease in income for the first nine months of 2015 was driven by an increase in expenses related to legacy litigation, partially offset by 2% organic revenue growth.

Income Taxes

The effective tax rate on net income was 14.0% and 19.1% for the quarters ended September 30, 2015 and 2014, respectively. The effective tax rate on net income was 15.8% and 18.5% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rates for the three and nine months ended September 30, 2015 were favorably impacted by changes in the geographical distribution of income, a reduction in U.S. income resulting from the settlement of a legacy legal matter in the second quarter, and the impact of certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the third quarter decreased to $295 million, or $1.04 per diluted share, from $309 million, or $1.04 per diluted share, in 2014. Net income attributable to Aon shareholders for the first nine months of 2015 decreased to $801 million, or $2.80 per diluted share, from $938 million, or $3.11 per diluted share for the firsts nine months of 2014.

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

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2015 was $1,075 million, compared to net cash provided by operating activities during the nine months ended September 30, 2014 of $883 million, an increase of $192 million. The increase from the prior year period was primarily driven by organic growth, a reduction in pension contributions of $108 million, a decrease in cash paid on income taxes of $100 million, and a decline in cash paid for restructuring activities of $50 million from the prior year period. Net cash provided by operating activities was unfavorably impacted by a settlement related to legacy litigation, net of insurance recoveries, as further described in Note 14 “Commitments and Contingencies - Legal” to the Condensed Consolidated Financial Statements contained in Part I, Item 1.

The primary sources of the cash from operating activities during the nine months ended September 30, 2015 were $1,365 million of net income adjusted for non-cash items and a $232 million decrease in accounts receivable, partially offset by a $415 million decrease in accounts payable and accrued liabilities, $191 million in pension contributions, net of expense, and a $25 million decrease in restructuring reserves. Pension contributions were $164 million and $280 million for the nine months ended September 30, 2015 and 2014, respectively. For the remainder of 2015, we expect to contribute approximately $56 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2015 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under the Repurchase Programs, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities $1.3 billion, of which all was available at September 30, 2015, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $186 million during the nine months ended September 30, 2015. The primary drivers of the cash flow used for investing activities were $9 million in net purchases of short-term investments, $225 million of capital expenditures, and $26 million of acquisitions of businesses, net of cash acquired, offset by $54 million in proceeds from the sale of businesses and $20 million of net sales of long-term investments. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income in the Condensed Consolidated Statements of Income.

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

Financing Activities

Cash flow used for financing activities during the nine months ended September 30, 2015 was $710 million. The primary drivers of the cash flow used for financing activities were $1,150 million of share repurchases and $240 million of dividends paid to shareholders, partially offset by $634 million of issuances of debt, net of repayments, and $72 million in proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan.

Cash flow used for financing activities during the nine months ended September 30, 2014 was $703 million. The primary drivers of cash flow used for financing activities were share repurchases of $1,750 million and dividends paid to shareholders of $201 million, partially offset by issuances of debt, net of repayments, of $1,182 million and proceeds from the exercise of share options and issuance of shares purchased through the Company's employee stock purchase plan of $58 million.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2015 and December 31, 2014, we had distributable reserves in excess of $2.6 billion and $4.0 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.

On April 10, 2015, the Company announced that its Board of Directors had authorized a 20% increase to its cash dividend paid quarterly on the Company's Class A Ordinary Shares. The cash dividends increased from $0.25 per share to $0.30 per share.

Cash and Investments

At September 30, 2015, our cash and cash equivalents and short-term investments were $783 million, an increase of $15 million from December 31, 2014. This increase was primarily related to $1,075 million cash provided by operations and $634 million in proceeds from debt issuances, net of repayments, partially offset by $1,150 million in share repurchases, $225 million of capital expenditures, and $240 million in dividends.  Of the total balance as of September 30, 2015, $107 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $42 million held as collateral for various business purposes.  At September 30, 2015, $2.8 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $2.0 billion were held in other countries. We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2015, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance of Cash and cash equivalents and Short-term investments as of December 31, 2014, $169 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $104 million held as collateral for various business purposes. At December 31, 2014, $3.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $2.7 billion were held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.6 billion and $4.0 billion at September 30, 2015 and December 31, 2014, respectively, and fiduciary receivables of $6.4 billion and $7.7 billion at September 30, 2015 and December 31, 2014, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us and cannot be used for general corporate purposes.

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

At September 30, 2015, our investments in money market funds and highly liquid debt instruments had a fair value of $1.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at September 30, 2015 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$398	$—	$2,338	$2,736
Money market funds	—	385	1,221	1,606
Highly liquid debt instruments	—	—	—	—
Other investments due within one year	—	—	—	—
Cash and short-term investments	398	385	3,559	4,342
Fiduciary receivables	—	—	6,397	6,397
Total	$398	$385	$9,956	$10,739

Share Repurchase Program

In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized the 2014 Share Repurchase Program pursuant to which $5.0 billion may be repurchased in addition to the $5.0 billion authorized under the 2012 Share Repurchase Program. Under each program, shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, funded from available capital.

In the third quarter of 2015, the Company repurchased 6.3 million shares at an average price per share of $95.75 for a total cost of $600 million. During the nine months ended September 30, 2015, the Company repurchased 11.7 million shares at an average price per share of $98.00 for a total cost of $1.15 billion. In the third quarter of 2014, the Company repurchased 5.8 million shares at an average price per share of $86.07 for a total cost of $500 million. During the nine months ended September 30, 2014, the Company repurchased 20.4 million shares at an average price per share of $85.73 for a total cost of $1.8 billion. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At September 30, 2015, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $4.5 billion. Under the Repurchase Programs, the Company has repurchased a total of 73.8 million shares for an aggregate cost of $5.5 billion.

For information regarding share repurchases made during the third quarter of 2015, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at September 30, 2015 was $6.1 billion, which represents an increase of $544 million compared to December 31, 2014. This increase is primarily due to the issuance of $600 million of 4.750% Senior Notes due May 2045 and an increase in commercial paper outstanding of $642 million, partially offset by the maturity of $600 million of 3.50% Senior Notes due September 2015 and the impact of foreign currency translation adjustments. Commercial paper activity during the three and nine months ended September 30, 2015 included total issuances of $1.0 billion and $2.9 billion, respectively, compared to $581 million and $2.4 billion, respectively, for the three and nine months ended September 30, 2014. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On May 20, 2015, Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The 4.750% Notes due May 2045 are fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes.

On September 30, 2015, $600 million of 3.50% Senior Notes issued by Aon Corporation matured and were repaid.

Our total debt as a percentage of total capital attributable to Aon shareholders was 51.0% and 45.9% at September 30, 2015 and December 31, 2014, respectively.

Credit Facilities

As of December 31, 2014, we had two primary committed credit facilities outstanding: the 2017 Facility, our $400 million U.S. credit facility expiring in March 2017, and the 2015 Facility, our €650 million ($792 million based on exchange rates at December 31, 2014) European credit facility expiring in October 2015.  On February 2, 2015, we replaced the 2015 Facility with the 2020 Facility, a new $900 million multi-currency U.S. credit facility expiring in February 2020.  Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At September 30, 2015, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2017 Facility and the 2020 Facility during the three and nine months ended September 30, 2015.

Shelf Registration Statement

On September 3, 2015, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.

Rating Agency Ratings

The major rating agencies' ratings of our debt at October 30, 2015 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor's	A-	A-2	Stable
Moody's Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates, or restrict our access to the commercial paper market altogether, and/or impact future pension contribution requirements.

Letters of Credit and Other Guarantees

We had total letters of credit ("LOCs") outstanding of approximately $59 million at September 30, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $82 million at September 30, 2015, compared to $112 million at December 31, 2014.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million and $14 million at September 30, 2015 and December 31, 2014, respectively.  During the third quarter, we did not fund these commitments. During the nine months ended September 30, 2015, we funded $2 million of these commitments.

Other Liquidity Matters

We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At September 30, 2015, our net assets were $5.9 billion, representing total assets minus total liabilities, a decrease from $6.6 billion at December 31, 2014. The decrease was due primarily to $1.15 billion of share repurchases, $240 million of dividend payments, and an increase of $319 million in Accumulated other comprehensive loss related primarily to foreign currency translation adjustment and post-retirement benefit obligations, partially offset by Net income of $832 million for the nine months ended September 30, 2015.  Working capital decreased by $430 million to $379 million from December 31, 2014.

Equity

Equity at September 30, 2015 was $5.9 billion, a decrease of $689 million from December 31, 2014.  The decrease resulted primarily from share repurchases of $1.15 billion, $240 million of dividends to shareholders, and an increase in Accumulated other comprehensive loss of $319 million, partially offset by Net income of $832 million.

The $319 million increase in Accumulated other comprehensive loss from December 31, 2014 primarily reflects the following:

•	negative net foreign currency translation adjustments of $370 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $62 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $11 million.

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

Risk Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2015	2014	2015	2014
Revenue	$1,689	$1,836	$5,417	$5,778
Operating income	324	343	1,015	1,205
Operating margin	19.2%	18.7%	18.7%	20.9%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first nine months of 2015, pricing was modestly negative on average globally, and we still consider this a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the third quarter of 2015, we faced difficult conditions as a result of continued weakness in the global economy and the repricing of credit risk.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 62% and 65% of our consolidated total revenues in the third quarter and first nine months of 2015, respectively.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Retail brokerage:
Americas	$779	$799	$2,329	$2,329
International (1)	573	659	2,034	2,290
Total retail brokerage	1,352	1,458	4,363	4,619
Reinsurance brokerage	331	371	1,038	1,140
Total	$1,683	$1,829	$5,401	$5,759
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Commissions, fees and other revenue for Risk Solutions decreased $146 million, or 8%, in the third quarter 2015 compared to the third quarter 2014. The decrease in revenue was driven by an 8% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures, partially offset by 1% organic growth. During the first nine months of 2015, Commissions, fees and other revenue decreased $358 million, or 6%, as compared to the first nine months of 2014 due to an 8% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended September 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	(3)%	(5)%	(2)%	4%
International (1)	(13)	(13)	(1)	1
Total retail brokerage	(7)	(9)	—	2
Reinsurance brokerage	(11)	(7)	—	(4)
Total	(8)%	(8)%	(1)%	1%

Nine months ended September 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	—%	(4)%	—%	4%
International (1)	(11)	(13)	—	2
Total retail brokerage	(6)	(9)	—	3
Reinsurance brokerage	(9)	(7)	—	(2)
Total	(6)%	(8)%	—%	2%
____________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue decreased 7% in the third quarter of 2015, driven by a 9% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth. Commissions, fees, and other revenue for the first nine months of 2015 decreased 6% due to a 9% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth.

Americas Commissions, fees and other revenue decreased 3% in the third quarter of 2015, reflecting a 5% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to acquisitions, net of divestitures, partially offset by 4% growth in organic revenue. Organic revenue growth of 4% was driven by growth across all regions and product lines, including strong new business generation in US Retail and Canada and effective management of the renewal book portfolio in Latin America. Commissions, fees and other revenue for the first nine months of 2015 was comparable to the prior year at $2.3 billion, driven by 4% organic growth, which was offset by a 4% unfavorable impact from foreign currency exchange rates.

International Commissions, fees and other revenue decreased 13% in the third quarter, driven by a 13% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures, partially offset by a 1% increase in organic revenue growth. Organic growth of 1% was driven by growth in New Zealand and across Asia. Commissions, fees, and other revenue for the first nine months of 2015 decreased 11% due to a 13% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth.

Reinsurance brokerage Commissions, fees and other revenue decreased 11% the third quarter of 2015, driven by a 7% unfavorable impact from foreign currency exchange rates and a 4% decline in organic revenue. The decline in organic revenue was driven by an unfavorable market impact globally, a modest decline in facultative placements, and unfavorable timing partially offset by record new business growth in treaty placements. Commissions, fees and other revenue for the first nine months of 2015 decreased 9%, driven by a 7% unfavorable impact from foreign currency exchange rates and a 2% decline in organic revenue. The decline in organic revenue was driven by an unfavorable market impact globally, partially offset by strong new business growth in treaty placements.

Operating Income

Operating income for the third quarter 2015 decreased $19 million, or 6%, from 2014 to $324 million in 2015, and operating income margin increased from 18.7% in 2014 to 19.2% in 2015.  For the first nine months of 2015, operating income decreased $190 million, or 16%, to $1.0 billion, and operating income margin decreased from 20.9% in 2014to 18.7% in 2015. The decrease in both periods was driven by a significant unfavorable impact from foreign currency exchange rates, partially offset by organic revenue growth and return on investments in data and analytics. Additionally, the decrease for the first nine months of 2015 was also due to expense related to legacy litigation realized in the second quarter.

HR Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2015	2014	2015	2014
Revenue	$1,064	$1,057	$3,013	$3,004
Operating income	134	113	249	249
Operating margin	12.6%	10.7%	8.3%	8.3%

Our HR Solutions segment generated approximately 39% and 36% of our consolidated total revenues in the third quarter and first nine months of 2015, respectively, and provides a broad range of human capital services, as follows:

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

Revenue

Commissions, fees and other revenue were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consulting services	$460	$466	$1,222	$1,245
Outsourcing	616	604	1,819	1,788
Intersegment	(12)	(13)	(28)	(29)
Total	$1,064	$1,057	$3,013	$3,004

Commissions, fees and other revenue for HR Solutions increased $7 million, or 1% in the third quarter 2015 compared to the third quarter 2014. The modest increase in revenue reflects 5% organic growth in commissions and fees, partially offset by a 3% unfavorable impact from foreign exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures. For the first nine months of 2015, revenue increased $9 million due to 4% organic growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Three months ended September 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(1)%	(5)%	1%	3%
Outsourcing	2	(2)	(1)	5
Total	1%	(3)%	(1)%	5%

Nine months ended September 30, 2015	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(2)%	(5)%	—%	3%
Outsourcing	2	(1)	(1)	4
Total	—%	(3)%	(1)%	4%

Consulting services revenue decreased $6 million, or 1%, for the third quarter due primarily to a 5% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic revenue growth and an increase of 1% from acquisitions, net of divestitures. Organic revenue growth was driven by solid growth in compensation consulting and continued growth in retirement solutions, particularly for investment consulting. For the first nine months of 2015, revenue decreased $23 million, or 2%, as a result of a 5% unfavorable impact from foreign currency rates, partially offset by 3% organic growth.

Outsourcing revenue increased $12 million, or 2%, for the third quarter due to 5% organic revenue growth driven by solid growth in benefits administration for discretionary services, new client wins in HR BPO for cloud-based solutions, and growth in health care exchanges for off-cycle enrollments on the retiree exchange, partially offset by a 2% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures. For the first nine months of 2015, revenue increased $31 million, or 2%, as a result of 4% organic growth, partially offset by a 1% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures.

Operating Income

Operating income for the third quarter was $134 million, an increase of $21 million, or 19%, from the third quarter of 2014. For the first nine months of 2015, operating income was $249 million, similar to the prior year. The increase in the third quarter was primarily driven by solid organic revenue growth of 5%, partially offset by an unfavorable impact from foreign currency exchange rates, and an increase in expense to support future growth. The nine months operating income was driven by organic revenue growth of 4%, which was offset by expense related to legacy litigation. Operating margin for the HR Solutions segment was 12.6% in the third quarter, an increase from 10.7% in 2014. For the first nine months of 2015, operating margin was 8.3%, similar to the prior year.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating income (loss):
Risk Solutions	$324	$343	$1,015	$1,205
HR Solutions	134	113	249	249
Unallocated	(45)	(39)	(133)	(123)
Operating income	413	417	1,131	1,331
Interest income	3	3	10	7
Interest expense	(72)	(65)	(205)	(188)
Other income	8	35	51	34
Income before income taxes	$352	$390	$987	$1,184

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $6 million to $45 million in the third quarter 2015, primarily reflecting favorable timing of certain expenses in the prior year quarter. Net unallocated expenses were $133 million for the first nine months 2015 and $123 million for the first nine months 2014, an increase of $10 million.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2015, interest income remained flat at $3 million compared to the third quarter 2014. For the first nine months of 2015, interest income increased $3 million to $10 million compared to the first nine months of 2014.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $7 million during the third quarter 2015 compared to the third quarter of 2014 and $17 million during the first nine months of 2015 compared to the first nine months of 2014. The increase in Interest expense in both periods primarily reflects an increase in the total debt outstanding.

Other income

Other income was $8 million for the third quarter of 2015, compared to $35 million for the third quarter of 2014.  Other income for the third quarter 2015 includes a $16 million gain on foreign currency remeasurement and $4 million in equity earnings, partially offset by a $12 million loss on financial instruments. Other income of $35 million in the third quarter 2014 primarily included a $25 million gain on the sale of a business, $7 million of foreign currency remeasurement gains, and $4 million in equity earnings.

Other income for the first nine months of 2015 was $51 million, compared to $34 million in the prior year period.  Other income for the first nine months of 2015 primarily includes $33 million of gains due to the favorable impact of foreign currency remeasurement, a $20 million net gain on the sale of businesses, and $10 million in equity earnings, partially offset by $12 million in losses on financial instruments. The first nine months of 2014 included a $25 million gain on the sale of a business, an $11 million gain on foreign currency remeasurement, and $10 million on equity earnings, partially offset by $17 million in losses on financial instruments.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report and reports we will subsequently file or furnish and have previously filed or furnished with the SEC contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "probably," "potential," "looking forward," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would."  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At September 30, 2015, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2015 and 2016, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.08 and $0.29 during the three and nine months ended September 30, 2015, respectively.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.09 and $0.31 during the three and nine months ended September 30, 2015, respectively, if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of September 30, 2015.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/15 -7/31/15	—	$—	—	$5,074,020,462
8/1/15 - 8/31/15	3,998,532	98.52	3,998,532	4,680,068,566
9/1/15 - 9/30/15	2,267,172	90.85	2,267,172	4,474,091,411
Total	6,265,704	$95.75	6,265,704	$4,474,091,411
  ______________________________________________

(1)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the third quarter of 2015, we repurchased 6.3 million shares at an average price per share of $95.75 for a total cost of $600 million.

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

Aon plc
(Registrant)

October 30, 2015	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1*
Amended and Restated Employment Agreement, dated as of July 8, 2015, by and between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on July 14, 2015.

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