Form 10-K
period 2015-12-31
Aon plc
filed 2016-02-22
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-7933
___________________________________________________________________________________________
Aon plc
(Exact name of registrant as specified in its charter)

ENGLAND AND WALES (State or Other Jurisdiction of Incorporation or Organization)	98-1030901 (I.R.S. Employer Identification No.)

122 LEADENHALL STREET, LONDON, ENGLAND (Address of principal executive offices)	EC3V 4AN (Zip Code)
+44 20 7623 5500
(Registrant's Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Ordinary Shares, $0.01 nominal value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2015, the aggregate market value of the registrant's Class A Ordinary Shares held by non-affiliates of the registrant was $27,889,141,346 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 5, 2016: 270,081,701.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc's Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 24, 2016 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•
HR Solutions partners with organizations to solve their most complex human capital and related financial challenges in the areas of health, retirement and talent. We are dedicated to improving business performance and our client's employees, experience by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation and talent management strategies.

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
We have continued to focus our portfolio on higher margin, capital light professional services businesses that have high recurring revenue streams and strong cash flow generation. Aon drives its capital allocation decision making process around return on invested capital ("ROIC").
In 2015, 64% of our consolidated total revenues were in Risk Solutions and 37% of our consolidated total revenues were in HR Solutions, before intersegment eliminations.
BUSINESS SEGMENTS
Risk Solutions
The Risk Solutions segment generated approximately 64% of our consolidated total revenues in 2015, and has approximately 32,000 employees worldwide. We provide risk and insurance, as well as reinsurance, brokerage and related services in this segment.
Principal Products and Services
We operate in this segment through two similar transactional product lines: retail brokerage and reinsurance brokerage. In addition, a key component of this business is our risk consulting services.
Retail brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, captive management services and our Inpoint data and analytics solutions, including the Global Risk Insight Platform ("GRIP"). Our Americas operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our International operations in the U.K.; Europe, Middle East and Africa; and Asia Pacific offer these products and services to clients throughout the rest of the world.
Our employees draw upon our global network of resources, sophisticated data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our clients' risk management needs, we seek to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is intended to be a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the most important criteria that are critical to our clients' ability manage their total cost of risk.
Our knowledge and foresight, benchmarking and carrier knowledge are keys to providing professional services excellence. We intend to deliver superior value to clients and differentiation from competitors through our key Aon Broking initiatives, which positions us to provide our clients and insurers with additional market insight as well as new product offerings and facilities.
As a retail broker, we serve as an advisor to clients and facilitate a wide spectrum of risk management solutions for property liability, general liability, professional and directors' and officers' liability, workers' compensation, and various healthcare products, as well as other exposures. Our business is comprised of several specialty areas structured around specific product and industry needs.
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
We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Securities Inc. provides global capital management transaction and advisory services for insurance and reinsurance clients. In this capacity, Aon Securities Inc. is recognized as a leader in:

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
Revenue and Compensation
Our Risk Solutions segment generates revenues primarily through commissions, fees from clients, and compensation from insurance and reinsurance companies for services we provide to them. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer or reinsurer, and the capacity in which we act. Payment terms are consistent with current industry practice.

Fiduciary Funds
We typically hold funds on behalf of clients such as premiums received from clients and claims due to clients that are in transit to and from insurers. These funds held on behalf of clients are generally invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. We earn interest on these accounts; however, the principal is segregated and not available for general operating purposes.
Competition
Our Risk Solutions business operates in an environment that is highly competitive and very fragmented. We compete with other global insurance brokers, including Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, and Jardine Lloyd Thompson Group plc, as well as numerous specialist, regional and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses that do not fall into the categories above, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.
Seasonality
Our Risk Solutions segment typically experiences higher revenues in the first and fourth quarters of each year, primarily due to the timing of policy renewals.
HR Solutions
Our HR Solutions segment generated approximately 37% of our consolidated total revenues in 2015, and has approximately 31,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, and the Asia Pacific regions.
Principal Products and Services
We provide products and services in this segment primarily under the Aon Hewitt brand.
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
We work with our clients to identify options in human resource outsourcing and process improvements. The primary areas where companies choose to use outsourcing services include benefits administration, core human resource processes, and workforce and talent management.
HR Solutions offers a broad range of human capital services in the following practice areas:
Retirement specializes in providing global actuarial services, defined contribution consulting, pension de-risking, tax and ERISA consulting, and pension administration.
Compensation focuses on compensation advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness assessments, with special expertise in the financial services, technology, and life science industries.
Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.
Investment consulting provides public and private companies, other institutions and trustees with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations. In certain instances, we also perform delegated management services in relation to these plans.
Benefits Administration applies our HR expertise primarily through defined benefit, defined contribution, and health and welfare administrative services. We also provide other complementary services such as flexible spending, dependent audit and participant advocacy. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective and less costly solutions.

Exchanges is building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.
Human Resource Business Process Outsourcing ("HR BPO") provides market-leading traditional and cloud based solutions to deploy systems, manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions.
Revenue and Compensation
HR Solutions revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverage, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.
Competition
Our HR Solutions business faces strong competition from other worldwide and national consulting companies, including Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company. as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms, large financial institutions and pure play outsourcers. Some of our competitors provide administrative or consulting services as an adjunct to other primary services. We believe that we are one of the leading providers of human capital services in the world.
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
Risk Solutions
Regulatory authorities in the countries or states in the U.S. in which the operating subsidiaries of our Risk Solutions segment conduct business may require individual or company licensing to act as producers, brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.
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
Further, certain of our business activities within the Risk Solutions segment are governed by other regulatory bodies, including investment, securities and futures licensing authorities. For example, in the U.S., we use Aon Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority ("FINRA") and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
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
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2015. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2015.
Segmentation of Activity by Type of Service and Geographic Area of Operation
Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 15 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Employees
At December 31, 2015, we employed approximately 69,000 employees.
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

•changes in estimates or assumptions on our financial statements;

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

Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information. The address of the SEC's website is www.sec.gov. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Finance Committees, our Governance Guidelines and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
Item 1A.    Risk Factors.
The risk factors set forth below reflect material risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in the "Business" Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks were to actually occur.
The following are material risks related to our businesses specifically and the industries in which we operate generally that could adversely affect our business, financial condition and results of operations and cause our actual results to differ materially from those stated in the forward-looking statements in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.
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
We believe that competition in our Risk Solutions segment is based on service, product features, price, commission structure, financial strength, ability to access certain insurance markets and name recognition. In this regard, we compete with a large number of global, national, regional and local insurance companies and other financial services providers and brokers.
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
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. Dollar, as a significant portion of our business is located outside of the United States. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our five largest non-U.S. Dollar exposures are the British Pound, Euro, Australian Dollar, Canadian Dollar and Indian Rupee; however, we also have exposures to other currencies which can have significant currency volatility. These currency exchange risks are present in both the translation of the financial results of our global subsidiaries into U.S. Dollars for our consolidated financial statements, as well as those of our operations that receive revenue and incur expenses other than in their respective local currencies which can reduce the profitability of our operations based on the direction the respective currencies' exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $740 million at December 31, 2015 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $3.4 billion at December 31, 2015 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2015, these long-term investments had a carrying value of $135 million. Adverse changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may continue to experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels, or if negative yields on deposits or investments, as we have experienced in Japan and certain jurisdictions in the European Union, continue or arise in the jurisdictions in which we operate. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
Our pension obligations could adversely affect our shareholders' equity, net income, cash flow and liquidity.
To the extent that the pension obligations associated with our pension plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In particular, lower interest rates and investment returns could result in the present value of plan liabilities increasing at a greater rate than the value of plan assets, resulting in higher unfunded positions in our major pension plans. In addition, the periodic revision of pension assumptions or variances of actual results from our assumptions can materially change the present value of expected future benefits, and therefore the funded status of the plans and resulting net periodic pension expense. As a result, we may experience future changes in the funded status of our plans that could require us to make additional cash contributions beyond those that have been estimated which could adversely affect shareholders' equity, net income, cash flow and liquidity.

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
We currently plan to contribute approximately $150 million to our major pension plans in 2016, although we may elect to contribute more. Total cash contributions to these pension plans in 2015 were $194 million, which was a decrease of $122 million compared to 2014.
We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2015, we had total consolidated debt outstanding of approximately $5.7 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2015, we had two committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and our $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  During 2015, we had no borrowings under, and were in compliance with these financial covenants and all other covenants contained in, the 2017 Facility and 2020 Facility.
A substantial portion of our outstanding debt, including certain intercompany debt obligations, contains financial and other covenants. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness (or fewer or less onerous covenants associated with such indebtedness) and making us more vulnerable to general adverse economic and industry conditions.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2015 were A- with a stable outlook (Standard & Poor's), BBB+ with a stable outlook (Fitch, Inc), and Baa2 with a stable outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's). During 2014, Moody's Investor Services changed their outlook from positive to stable.
Real or anticipated changes in our credit ratings, will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, as a result of a change in the agency's view of us, its industry outlook, or as a consequence of actions we take to implement our corporate strategies, and could adversely limit our access to capital and our competitive position.
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
We assist our clients with various matters, including placing of insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, providing actuarial services, investment consulting and asset management services, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our consulting business or the failure to correctly execute transactions in the human resources outsourcing and benefits administration businesses. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company's financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
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
The ultimate outcome of these claims, lawsuits, proceedings, guarantees and indemnifications cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that future Statements of Financial Position, results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.
Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated by the SEC, and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services, and the form of compensation we can accept from our clients, carriers and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
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
With respect to our Risk Solutions segment, our business' regulatory oversight generally also includes the licensing of insurance brokers and agents, managing general agency or managing general underwriting operations and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.
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
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, employees, clients, strategic partners and others. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services or competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
English law imposes some restrictions on certain corporate actions by which previously, as a Delaware corporation, we were not constrained. For example, English law provides that a board of directors may only allot, or issue, securities with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. The current authorization is effective until the earlier of our next annual general meeting or August 31, 2016. This authorization will need to be renewed by our shareholders periodically and we intend to renew this authorization at each annual general meeting.

English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. The current exclusion is effective until the earlier of our next annual general meeting or August 31, 2016. This exclusion would need to be renewed by our shareholders periodically and we intend to renew this exclusion at each annual general meeting.
English law also generally prohibits a company from repurchasing its own shares by way of "off market purchases" without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an "off market purchase." The current authorization expires on June 17, 2020. Renewal of this authorization will be sought periodically.
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
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy. The unexpected loss of services of any of our senior management team could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results and financial condition could be adversely affected. We must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of personnel retention. While we have plans for key management succession and long-term compensation plans designed to retain our senior employees, if our succession plans do not operate effectively, our business could be adversely affected.
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

•	hyperinflation in certain foreign countries;

•	imposition or increase of investment and other restrictions by foreign governments;

•	longer payment cycles;

•	greater difficulties in accounts receivable collection;

•	insufficient demand for our services in foreign jurisdictions;

•	our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•	restrictions on the import and export of technologies; and

•	trade barriers.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, climate events or weather patterns, such as El Niño and the recent significant winter storm events in the U.K. and U.S., and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions and cyber-terrorism. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our Risk Solutions professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks, some of which are within the company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses and security breaches. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
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
One of our significant responsibilities is to maintain the security and privacy of our employees' and clients' confidential and proprietary information and, in the case of our HR Solutions clients, confidential information about clients' employees' compensation, medical information and other personally identifiable information. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyber-attacks that could result in improper access to or disclosure of confidential, personal or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Furthermore, our clients may not be receptive to services delivered through our information technology systems and networks due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
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
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of Inpoint and GRIP, repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Likewise, we have invested significantly in our HR BPO business and platform. Innovations in software, cloud computing or other technologies that alter how these services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.
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
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality broking, risk management and HR solutions, so that we can understand our clients' needs and deliver solutions and services that are tailored to satisfy these needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
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
We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers and providers of human resource functions such as recruiters and trainers, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreement or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.
Our business is exposed to risks associated with the handling of client funds.
Our Risk Solutions business collects premiums from insureds and remits the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are remitted to the insureds. Similarly, part of our HR Solutions' outsourcing business handles payroll processing and retirement and pension administration for several of our clients. Consequently, at any given time, we may be holding and managing funds of our clients and, in the case of HR Solutions, their employees, while payroll, retirement plan funds or pension payments are being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.
In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire another business. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
From time to time, either through acquisitions or internal development, we enter lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services present the Company with additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that marketplace does not accept our products or services, or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations and financial condition.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:

•
the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition and put pressure on pricing;

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

•	competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker.
In addition, our increasing focus on new product offerings within the Risk Solutions space exposes us to additional risks. For example, Inpoint and GRIP are relatively new offerings, which may face challenges within the insurance industry or conversely, if successful, may face increasing pressure from competitors who develop competing offerings. As our business, like the economy as a whole, becomes more technology focused, the speed at which our products are subject to challenge or becoming outdated is consistently increasing.
Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, the Attorney General of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
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
Even though outsourcing clients typically sign long-term contracts, some of these contracts may be terminated at any time, with or without cause, by our client upon 90 to 360 days' written notice. Our outsourcing clients are generally required to pay a termination fee; however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.
Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients' perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may be impacted by factors such as our ability to transition consultants from completed projects to new assignments, our ability to secure new consulting engagements, our ability to forecast demand for consulting services (and, consequently, appropriately manage the size and location of our workforce), employee attrition, and the need to devote time and resources to training and professional and business development.
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
In our investment consulting business, we advise or act on behalf of clients regarding their investments. The results of these investments are uncertain and subject to numerous factors, some of which are within our control and some which are not. Clients that experience losses or lower than expected investment returns may leave us for competitors and/or assert claims against us.
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary/agency capacity albeit without assuming title or custody over the underlying funds or assets invested. Asset classes may experience poor absolute performance; third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence or other reasons, resulting in poor investment returns or losses of some, or all, of the capital that has been invested. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control. Regardless of the cause, clients experiencing losses may assert claims against us, and these claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary/agency duties or other alleged errors or omissions. Client experiencing losses or lower than expected investment returns may also leave us for our competitors.
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
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that prior to the merger approximately 99% of the outstanding shares of common stock of Aon Corporation were held within the DTC system. The Class A Ordinary Shares of Aon plc are, at present, eligible for deposit and clearing within the DTC system. In connection with the closing of the Redomestication, we entered into arrangements with DTC whereby we agreed to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with the initial depository. DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determines at any time that the Class A Ordinary Shares are not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 122 Leadenhall Street, London, England, where we occupy approximately 190,000 square feet of space under an operating lease agreement that expires in 2034. We own one significant building at Pallbergweg 2-4, Amsterdam, the Netherlands (150,000 square feet). The following are additional significant leased properties, along with the occupied square footage and expiration.

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
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 7 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2015.
Item 3.    Legal Proceedings.
We hereby incorporate by reference Note 14 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure.
Not applicable.

Executive Officers of the Registrant
The executive officers of Aon, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Gregory C. Case	53
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

Christa Davies	44
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

Peter Lieb	60
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

Stephen P. McGill	58
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

Laurel Meissner	58
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

Kristi A. Savacool	56
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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data in Note 17 "Quarterly Financial Data" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
We have approximately 241 holders of record of our Class A Ordinary Shares as of February 5, 2016.
We hereby incorporate by reference Note 9, "Shareholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/15 – 10/31/15	—	$—	—	$4,474,091,411
11/1/15 – 11/30/15	3,450,500	94.16	3,450,500	4,149,191,389
12/1/15 – 12/31/15	786,040	95.41	786,040	4,074,199,018
	4,236,540	$94.39	4,236,540	$4,074,199,018
_______________________________________________________________________________

(1)In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized an additional $5 billion of Class A Ordinary Shares for repurchase. Under each program, shares may be repurchased through open market or privately negotiated transactions, based on prevailing market conditions, funded from available capital. During 2015, we repurchased 16.0 million shares at an average price per share of $97.04 for a total cost of $1.6 billion. The remaining authorized amount for share repurchase under our Share Repurchase Programs is $4.1 billion.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.
We did not make any sales of unregistered equity in 2015.

Item 6.    Selected Financial Data.
Selected Financial Data

(millions except shareholders, employees and per share data)	2015	2014	2013	2012	2011
Income Statement Data
Commissions, fees and other	$11,661	$12,019	$11,787	$11,476	$11,235
Fiduciary investment income	21	26	28	38	52
Total revenue	$11,682	$12,045	$11,815	$11,514	$11,287
Net income	1,422	1,431	1,148	1,020	1,010
Less: Net income attributable to noncontrolling interest	37	34	35	27	31
Net income attributable to Aon shareholders	$1,385	$1,397	$1,113	$993	$979
Basic Net Income (Loss) Per Share Attributable to Aon Shareholders	$4.93	$4.73	$3.57	$3.02	$2.92
Diluted Net Income (Loss) Per Share Attributable to Aon Shareholders	$4.88	$4.66	$3.53	$2.99	$2.87
Balance Sheet Data
Fiduciary assets (1)	$9,932	$11,638	$11,871	$12,214	$10,838
Intangible assets including goodwill	10,628	11,380	11,575	11,918	12,046
Total assets	27,164	29,772	30,251	30,486	29,552
Long-term debt	5,175	4,799	3,686	3,713	4,155
Total equity	6,163	6,631	8,195	7,805	8,120
Class A Ordinary Shares and Other Data
Dividends paid per share	$1.15	$0.92	$0.68	$0.62	$0.60
Price range, per share:
High	$107.08	$98.10	$84.33	$57.92	$54.58
Low	86.38	76.49	54.65	45.04	39.68
At year-end:
Market price, per share	$92.21	$94.83	$83.89	$55.61	$46.80
Common shareholders of record	242	255	281	240	8,107
Shares outstanding	269.8	280.0	300.7	310.9	324.4
Number of employees	68,790	68,633	65,547	64,725	62,443

(1)	Represents insurance premium receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE SUMMARY OF 2015 FINANCIAL RESULTS
During 2015, we continued to face headwinds that had adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in continental Europe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.
The following is a summary of our 2015 financial results:

•
Revenue decreased $363 million, or 3%, compared to the prior year to $11.7 billion in 2015 due primarily to a 6% unfavorable impact from changes in foreign currency exchange rates, partially offset by organic revenue growth of 3% in the Risk Solutions segment and 4% in the HR Solutions segment. Organic revenue for the year was driven by strong new business generation and solid management of the renewal book portfolio across our Risk Solutions segment, as well as solid growth in both our Consulting and Outsourcing businesses within HR Solutions.

•
Operating expenses decreased $245 million, or 2%, compared to the prior year to $9.8 billion in 2015 due primarily to a $598 million favorable impact from changes in foreign currency exchange rates, a decrease in intangible asset amortization of $38 million, and a $35 million decrease in expense related to legacy litigation incurred in the prior year, partially offset by a $176 million increase in expense related to legacy litigation in the current year, a $19 million increase in expense resulting from acquisitions, net of divestitures, and an increase in expense associated with 3% organic revenue growth.

•
Operating margin decreased to 15.8% in 2015 from 16.3% in 2014. The decrease in operating margin from the prior year is primarily related to expense related to legacy litigation and the unfavorable impact from changes in foreign currency exchange rates, partially offset by organic revenue growth of 3% and return on investments across the portfolio. Risk Solutions operating margin decreased to 20.3% in 2015 from 21.0% in 2014. HR Solutions operating margin increased to 12.5% in 2015 from 11.4% in 2014.

•	Net income attributable to Aon shareholders was $1.4 billion, a decrease of $12 million, or 1%, from $1.4 billion in 2014. Diluted earnings per share increased 5% to $4.88 in 2015 from $4.66 in 2014.

•
Cash flow provided by operating activities was $2.0 billion in 2015, an increase of $197 million, or 11%, from $1.8 billion in 2014, due primarily to declines in pension contributions, restructuring related payments, and cash paid for taxes, as well as working capital improvements, partially offset by cash paid to settle legacy litigation, and strong organic revenue growth in the fourth quarter.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow. The following is our measure of performance against these four metrics for 2015:

•
Organic revenue growth, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% in 2015. Organic revenue growth was driven by growth across our businesses in both Risk Solutions and HR Solutions. In Risk Solutions, organic revenue growth was driven by strong new business generation and solid management of the renewal book portfolio across our Retail business, partially offset by an unfavorable market impact in our Reinsurance business. In HR Solutions, organic growth was primarily driven by health care exchanges and HR BPO for cloud based solutions in the Outsourcing business, and growth across the Consulting business.

•
Adjusted operating margin, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 20.0% for Aon overall, 23.6% for the Risk Solutions segment, and 18.1% for the HR Solutions segment in 2015. In 2014, adjusted operating margin was 19.5% for Aon overall, 22.9% for the Risk Solutions segment, and 17.1% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment reflects solid organic revenue growth and return on investments in data and analytics. The increase in adjusted operating margin for the HR Solutions segment reflects solid organic revenue growth, partially offset by costs associated with continued investment in long-term growth opportunities.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $6.18

per share in 2015, an increase of $0.47 per share, or 8%, from $5.71 per share in 2014. The increase demonstrates solid operational performance and effective capital management, highlighted by $1.6 billion of share repurchase during 2015.

•
Free cash flow, a non-GAAP metric as defined under the caption "Review of Consolidated Results — Free Cash Flow," was $1.7 billion in 2015, an increase of $163 million, or 10%, from $1.6 billion in 2014. The increase in free cash flow from the prior year was driven by record cash flow from operations of $2.0 billion, offset, in part, by a 13%, or $34 million, increase in capital expenditures.

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
Adjusted Operating Margins
We use adjusted operating margins as a non-GAAP measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margins exclude the impact of certain items, including intangible asset amortization, litigation settlements, and restructuring charges because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions):

Year Ended December 31, 2015	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,682	$7,426	$4,303
Operating income — U.S. GAAP	$1,848	$1,506	$536
Intangible asset amortization	314	109	205
Legacy litigation	176	137	39
Operating income — as adjusted	$2,338	$1,752	$780
Operating margins — U.S. GAAP	15.8%	20.3%	12.5%
Operating margins — as adjusted	20.0%	23.6%	18.1%

Year Ended December 31, 2014	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$12,045	$7,834	$4,264
Operating income — U.S. GAAP	$1,966	$1,648	$485
Intangible asset amortization	352	109	243
Legacy litigation	35	35	—
Operating income — as adjusted	$2,353	$1,792	$728
Operating margins — U.S. GAAP	16.3%	21.0%	11.4%
Operating margins — as adjusted	19.5%	22.9%	17.1%

Year Ended December 31, 2013	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,815	$7,789	$4,057
Operating income — U.S. GAAP	$1,671	$1,540	$318
Restructuring charges	174	94	80
Intangible asset amortization	395	115	280
Headquarters relocation costs	5	—	—
Operating income — as adjusted	$2,245	$1,749	$678
Operating margins — U.S. GAAP	14.1%	19.8%	7.8%
Operating margins — as adjusted	19.0%	22.5%	16.7%

(1)	Includes unallocated expenses and the elimination of inter-segment revenue.
Adjusted Diluted Earnings per Share
We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of intangible asset amortization and legacy litigation in 2015 and 2014 and restructuring charges and headquarter relocation costs in 2013, along with related income taxes because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
The effective tax rates used in the U.S. GAAP financial statements were 15.8% and 18.9% for the twelve months ended December 31, 2015 and 2014, respectively. Reconciling items are generally taxed at the effective tax rate. However, after adjusting the underlying annual tax rate to exclude the impact associated with expenses for legacy litigation in the second quarter of 2015, the adjusted effective tax rate for the full year of 2015 was 17.9%.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

Year Ended December 31, 2015	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,848	$490	$2,338
Interest income	14	—	14
Interest expense	(273)	—	(273)
Other income	100	—	100
Income before income taxes	1,689	490	2,179
Income taxes	267	122	389
Net income	1,422	368	1,790
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,385	$368	$1,753
Diluted earnings per share	$4.88	$1.30	$6.18
Weighted average ordinary shares outstanding — diluted	283.8		283.8

Year Ended December 31, 2014	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,966	$387	$2,353
Interest income	10	—	10
Interest expense	(255)	—	(255)
Other income	44	—	44
Income before income taxes	1,765	387	2,152
Income taxes	334	73	407
Net income	1,431	314	1,745
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,397	$314	$1,711
Diluted earnings per share	$4.66	$1.05	$5.71
Weighted average ordinary shares outstanding — diluted	299.6		299.6

Year Ended December 31, 2013	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,671	$574	$2,245
Interest income	9	—	9
Interest expense	(210)	—	(210)
Other income	68	—	68
Income before income taxes	1,538	574	2,112
Income taxes	390	146	536
Net income	1,148	428	1,576
Less: Net income attributable to noncontrolling interests	35	—	35
Net income attributable to Aon shareholders	$1,113	$428	$1,541
Diluted earnings per share	$3.53	$1.36	$4.89
Weighted average ordinary shares outstanding — diluted	315.4		315.4
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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31,	2015	2014	2013
Cash flow provided by operating activities - U.S. GAAP	$2,009	$1,812	$1,753
Less: Capital expenditures	(290)	(256)	(229)
Free cash flow	$1,719	$1,556	$1,524
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
Translating prior year results at current year foreign exchange rates, currency fluctuations had an unfavorable impact of $0.41 on adjusted net income per diluted share during the year ended December 31, 2015; currency fluctuations had unfavorable impacts of $0.11 and $0.04 in the years ended 2014 and 2013, respectively, when prior year results were translated at rates prevalent in those years. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements and Notes thereto.
Summary of Results
Our consolidated results of operations follow (in millions):

Years ended December 31,	2015	2014	2013
Revenue:
Commissions, fees and other	$11,661	$12,019	$11,787
Fiduciary investment income	21	26	28
Total revenue	11,682	12,045	11,815
Expenses:
Compensation and benefits	6,837	7,014	6,945
Other general expenses	2,997	3,065	3,199
Total operating expenses	9,834	10,079	10,144
Operating income	1,848	1,966	1,671
Interest income	14	10	9
Interest expense	(273)	(255)	(210)
Other income	100	44	68
Income before income taxes	1,689	1,765	1,538
Income taxes	267	334	390
Net income	1,422	1,431	1,148
Less: Net income attributable to noncontrolling interests	37	34	35
Net income attributable to Aon shareholders	$1,385	$1,397	$1,113
Consolidated Results for 2015 Compared to 2014
Revenue
Revenue decreased by $363 million, or 3%, to $11.7 billion in 2015, compared to $12.0 billion in 2014. The decrease was driven by a 6% impact from unfavorable foreign exchange rates, partially offset by organic revenue growth of 3% in the Risk Solutions segment and 4% in the HR Solutions segment. Organic revenue growth in the Risk Solutions segment was driven by solid growth across both the Americas and International businesses. Growth across all regions and product lines, including strong new business generation in US Retail, drove organic revenue growth in the Americas. International organic revenue growth was driven by solid growth across Asia, the Pacific, and emerging markets, and strong management of the renewal book portfolio in continental Europe despite economic weakness. Reinsurance was down modestly due to an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business, which more than offset strong net new business growth in treaty placements globally and modest growth in facultative placements. Organic growth in the HR Solutions segment was driven by solid growth in both Consulting and Outsourcing. Consulting organic revenue growth was driven by retirement solutions, including investment consulting and delegated investment solutions, and compensation consulting. Strong growth in health care exchanges, new client wins in HR BPO for cloud based solutions, and project-related revenue in benefits administration drove organic revenue growth in Outsourcing.
Compensation and Benefits
Compensation and benefits decreased $177 million, or 3%, compared to 2014. The decrease was driven by a $432 million favorable impact from changes in foreign currency exchange rates, partially offset by a $14 million increase in expenses resulting from acquisitions, net of divestitures and an increase in expense associated with 3% organic revenue growth.
Other General Expenses
Other general expenses decreased $68 million, or 2%, compared to 2014 due largely to a $166 million favorable impact from changes in foreign currency exchange rates, a $38 million decrease in intangible amortization, and a $35 million reduction in expense related to legacy litigation incurred in the prior year, partially offset by a $176 million increase in expense related to legacy litigation incurred in the current year and an increase in expense to support 3% organic growth.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $4 million, or 40%, from 2014, due to marginally higher average interest rates globally.
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, increased $18 million, or 7%, from 2014. The increase in interest expense primarily reflects an increase in total debt outstanding.
Other Income
Other income increased $56 million from $44 million in 2014 to $100 million in 2015. Other income in 2015 includes, among other things, $82 million in net gains on disposal of businesses, foreign exchange gains of $30 million, and equity earnings of $13 million, partially offset by a $19 million loss from derivatives and a $5 million net loss on certain long term investments. Other income in 2014 include $24 million in net gains on disposal of businesses, foreign exchange gains of $18 million, equity earnings of $12 million, and a $4 million net gain on certain long term investments, partially offset by a $19 million loss from derivatives.
Income before Income Taxes
Income before income taxes was $1.7 billion in 2015, a decrease of $76 million, or 4%, from $1.8 billion in 2014 due to drivers identified above.
Income Taxes
The effective tax rate on net income was 15.8% in 2015 and 18.9% in 2014. The 2015 and 2014 rates reflect changes in the geographical distribution of income, a reduction in U.S. income resulting from the settlement of a legacy legal matter in the second quarter of 2015, and the impact of certain discrete items, none of which were individually material.
Net Income Attributable to Aon Shareholders
Net income decreased to $1.39 billion ($4.88 diluted net income per share) in 2015, compared to $1.40 billion ($4.66 diluted net income per share) in 2014.
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
Net Income Attributable to Aon Shareholders
Net income increased to $1.4 billion ($4.66 diluted net income per share) in 2014, compared to $1.1 billion ($3.53 diluted net income per share) in 2013.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flow from operations, available cash reserves, committed credit facilities, and debt capacity available through public debt markets, both short and long-term. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations and available debt financing will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future.
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
Cash and cash equivalents and Short-term investments decreased $28 million to $740 million in 2015. During 2015, cash flow from operating activities increased $197 million to $2.0 billion. Additional sources of funds in 2015 included net sales of short term investments of $9 million, $205 million of proceeds from the sale of businesses, and issuances of debt, net of repayments of $253 million. The primary uses of funds in 2015 included share repurchases of $1.6 billion, cash contributions to our major defined benefit plans of $194 million, acquisition of businesses of $16 million, dividends paid to shareholders of $323 million, and capital expenditures of $290 million.
Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we endeavor to manage our obligations to ensure we maintain our current investment grade ratings. At December 31, 2015, we had no borrowings on these credit lines.
During the quarter ended December 31, 2015, the Company reclassified certain cash flows related to employee shares withheld for taxes to align itself with peers and industry practice. This resulted in a reclassification of $227 million and $170 million for the years ended December 31, 2015 and 2014, respectively, from Accounts payable and accrued liabilities and Other assets and liabilities within Cash Flows from Operating Activities, to Issuance of shares for employee benefit plans within Cash Flows from Financing Activities resulting in a corresponding increase in Cash Flows From Operating Activities.
Operating Activities
Net cash provided by operating activities during 2015 increased $197 million, or 11%, to $2.0 billion.  This amount represents net income reported by the Company, as adjusted for gains or losses on sales of businesses, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.  The increase from the prior year was primarily driven by reductions in pension contributions, cash taxes paid, and restructuring payments, as well as working capital improvements, partially offset by an increase in payments for legacy litigation.

Pension contributions were $194 million during 2015 compared to $316 million during 2014.  In 2016, we expect to contribute approximately $150 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates

We expect cash generated by operations for 2015 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, of which all was available at December 31, 2015, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash used for investing activities in 2015 was $138 million. The primary drivers of the cash flow used for investing activities were $290 million for capital expenditures, $16 million for acquisitions of businesses, net of cash acquired and $46 million of net purchases of long-term investments, partially offset by net sales of short-term investments of $9 million, and sale of businesses of $205 million.
Cash used for investing activities in 2014 was $545 million. The primary drivers of the cash flow used for investing activities were $479 million for acquisitions of businesses, net of cash acquired and $256 million for capital expenditures, partially offset by net sales of short-term investments of $110 million, sale of businesses of $48 million, and $32 million for net sales of long-term investments.

Cash used for investing activities in 2013 was $339 million. The primary drivers of the cash flow used for investing activities were capital expenditures of $229 million, net purchases of short term investments of $174 million, and acquisitions of businesses, net of cash acquired, of $54 million, partially offset by sales of long term investments of $93 million.
Financing Activities
Cash used for financing activities during 2015 was $1.7 billion. The primary drivers of the cash used for financing activities were share repurchases of $1.6 billion, dividends paid to shareholders of $323 million, and net cash payments of $30 million related to issuance of shares, partially offset by issuances of debt, net of repayments, of $253 million.
Cash used for financing activities during 2014 was $1.3 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $2.3 billion, dividends paid to shareholders of $273 million, and issuance of shares for employee benefit plans of $105 million, partially offset by issuances of debt, net of repayments, of $1.3 billion.
Cash used for financing activities during 2013 was $1.1 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $1.1 billion, dividends paid to shareholders of $212 million, and issuance of shares for employee benefit plans of $22 million, partially offset by issuances of debt, net of repayments, of $227 million.
Cash and Short-Term Investments
At December 31, 2015, our cash and cash equivalents and short-term investments were $740 million, a decrease of $28 million from December 31, 2014, primarily related to share repurchases of $1.6 billion and dividends of $323 million, partially offset by $2.0 billion in cash flow from operating activities and the net issuances of debt of $253 million. Of the total balance as of December 31, 2015, $105 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the FCA, and $40 million held as collateral for various business purposes. At December 31, 2015, $2.6 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.9 billion were held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S., if repatriated, could have an unfavorable tax impact.
At December 31, 2014, our cash and cash equivalents and short-term investments were $768 million, a decrease of $232 million from December 31, 2013, primarily related to share repurchases of $2.3 billion and dividends of $273 million, partially offset by the net issuances of debt of $1.3 billion. Of the total balance as of December 31, 2014, $169 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the FCA, and $106 million held as collateral for various business purposes. At December 31, 2014, $3.5 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $2.7 billion were held in other countries.
We maintain a multicurrency cash pool with a third party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At December 31, 2015 and 2014, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and investments of $3.4 billion and $4.0 billion and fiduciary receivables of $6.5 billion and $7.7 billion at December 31, 2015 and 2014, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.
As disclosed in Note 13 "Fair Value Measurements and Financial Instruments" of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Consistent with market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

As of December 31, 2015, our investments in money market funds and highly liquid debt instruments had a fair value of $1.4 billion and are reported as Short-term investments or Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.
The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents and Short-term investments as of December 31, 2015 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$384	$—	$2,354	$2,738
Money market funds	—	356	1,040	1,396
Highly liquid debt instruments	—	—	—	—
Other investments due within one year	—	—	—	—
Cash and investments	384	356	3,394	4,134
Fiduciary receivables	—	—	6,538	6,538
Total	$384	$356	$9,932	$10,672
Share Repurchase Program
In April 2012, our Board of Directors authorized a share repurchase program (the "2012 Share Repurchase Program") under which up to $5.0 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized a share repurchase program ("the 2014 Share Repurchase Program" and together, the "Share Repurchase Programs") pursuant to which $5.0 billion may be repurchased program in addition to the $5.0 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program. Under each program, shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, funded from available capital.
During 2015, the Company repurchased 16.0 million shares at an average price per share of $97.04 for a total cost of $1.6 billion. During 2014, we repurchased 25.8 million shares at an average price per share of $87.18 for a total cost of $2.3 billion. In August 2015, the $5.0 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At December 31, 2015, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $4.1 billion. Under the Repurchase Programs, the Company has repurchased a total of 78.1 million shares for an aggregate cost of $5.9 billion.
For information regarding share repurchases made during the fourth quarter of 2015, see Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" as previously described.
Dividends
During 2015, 2014, and 2013, we paid dividends on our Class A Ordinary Shares of $323 million, $273 million, and $212 million, respectively. Dividends paid per Class A Ordinary Share were $1.15, $0.92, and $0.68 for the years ended December 31, 2015, 2014, and 2013, respectively.
Distributable Reserves
As a U.K. incorporated company, we are required under U.K. law have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2015 and 2014, we had distributable reserves in excess of $2.1 billion and $4.0 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.
Borrowings
Total debt at December 31, 2015 was $5.7 billion, which represents an increase of $155 million compared to December 31, 2014. This increase is primarily due to issuances of debt, net of repayments, of $253 million, which is net of a decrease in commercial paper outstanding of $118 million compared to December 31, 2014.

On May 20, 2015, Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The 4.750% Notes due May 2045 are fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes.

On September 30, 2015, $600 million of 3.50% Senior Notes issued by Aon Corporation matured and were repaid.

On November 13, 2015, Aon plc issued $400 million of 2.80% Senior Notes due March 2021. The 2.80% Notes due March 2021 are fully and unconditionally guaranteed by Aon Corporation. We used the proceeds of the issuance for general corporate purposes.
Credit Facilities
As of December 31, 2015, we had two committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). The 2020 Facility was entered into on February 2, 2015 and replaced the previous €650 million European credit facility. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At December 31, 2015, we did not have borrowings under either the 2017 Facility or the 2020 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2015.
Effective February 2, 2016, the 2020 Facility terms were extended for 1 year and will expire in February 2021
Our total debt-to-EBITDA ratio at December 31, 2015 and 2014, is calculated as follows:

Years Ended December 31,	2015	2014
Net income	1,422	1,431
Interest expense	273	255
Income taxes	267	334
Depreciation of fixed assets	229	242
Amortization of intangible assets	314	352
Total EBITDA	2,505	2,614

Total Debt	5,737	5,582

Total debt-to-EBITDA ratio	2.3	2.1
We use EBITDA, as defined by our financial covenants, as a non-GAAP measure. This supplemental information related to EBITDA represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
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
The major rating agencies' ratings of our debt at February 22, 2016 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor's	A-	A-2	Stable
Moody's Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to debt capital, reduce our financial flexibility, increase our commercial paper interest rates, or restrict our access to the commercial paper market altogether, and/or impact future pension contribution requirements.
Letters of Credit and Other Guarantees
We had total letters of credit ("LOCs") outstanding of approximately $58 million at December 31, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $104 million at December 31, 2015, compared to $112 million at December 31, 2014.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at December 31, 2015 compared to $14 million at December 31, 2014. During 2015, we funded $2 million of these commitments.
Other Liquidity Matters
We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See Item 1, "Information Concerning Forward-Looking Statements" and Item 1A, "Risk Factors."
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2015 (in millions):

	Payments due in
	2016	2017 – 2018	2019 – 2020	2021 and beyond	Total
Short- and long-term borrowings	$562	$274	$599	$4,302	$5,737
Interest expense on debt	248	478	459	2,651	3,836
Operating leases	325	558	434	828	2,145
Pension and other postretirement benefit plans (1) (2)	120	384	351	700	1,555
Purchase obligations (3) (4) (5)	502	540	213	134	1,389
Insurance premiums payable	9,932	—	—	—	9,932
	$11,689	$2,234	$2,056	$8,615	$24,594

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

(2)
In 2013, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute an average of$11 million per year to that pension plan for the next three years. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2015, the estimated winding-up deficit was £240 million ($360 million at December 31, 2015 exchange rates). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

(3)
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including what is to be purchased, at what price and the approximate timing of the transaction. Most of our purchase obligations are related to purchases of information technology services or other service contracts.

(4)
Excludes $12 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)	Excludes $218 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when potential cash settlements will be made.
Financial Condition
At December 31, 2015, our net assets were $6.2 billion, representing total assets minus total liabilities, a decrease from $6.6 billion at December 31, 2014. The decrease was due primarily to share repurchases of $1.6 billion, dividends of $323 million, and an increase in Accumulated other comprehensive loss of $289 million related primarily to an increase in the post-retirement benefit obligation, partially offset by Net income of $1.4 billion for the year ended December 31, 2015. Working capital increased by $77 million from $809 million at December 31, 2014 to $886 million at December 31, 2015.
Accumulated other comprehensive loss increased $289 million at December 31, 2015 as compared to December 31, 2014, which was primarily driven by the following:

•	negative net foreign currency translation adjustments of $436 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	a decrease of $155 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $8 million.

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

Risk Solutions

Years ended December 31 (millions, except percentage data)	2015	2014	2013
Revenue	$7,426	$7,834	$7,789
Operating income	1,506	1,648	1,540
Operating margin	20.3%	21.0%	19.8%
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. During 2015, pricing was modestly negative on average globally, and we still consider this a "soft market." In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.
Additionally, continuing through 2015, we faced difficult conditions as a result of continued weakness in the global economy, and the repricing of credit risk. Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.
Risk Solutions generated approximately 64% of our consolidated total revenues in 2015. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.
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
Revenue
Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

Years ended December 31	2015	2014	2013
Retail brokerage:
Americas	$3,294	$3,288	$3,191
International (1)	2,750	3,046	3,065
Total retail brokerage	6,044	6,334	6,256
Reinsurance brokerage	1,361	1,474	1,505
Total	$7,405	$7,808	$7,761

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
In 2015, commissions, fees and other revenue decreased $403 million, or 5%, compared to 2014 due to an 8% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic revenue growth.
Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	—%	(4)%	—%	4%
International (1)	(10)	(12)	(1)	3
Total retail brokerage	(5)	(8)	(1)	4
Reinsurance brokerage	(8)	(6)	(1)	(1)
Total	(5)%	(8)%	—%	3%
 ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
        Retail brokerage Commissions, fees and other revenue decreased 5% in 2015 driven by an 8% impact from unfavorable foreign currency exchange rates and a 1% decrease in commissions and fees resulting from acquisitions, net of divestitures, partially offset by 4% organic revenue growth, reflecting revenue growth in both the Americas and International businesses.
        Americas Commissions, fees and other revenue was flat in 2015 reflecting 4% organic revenue growth driven by strong growth across all regions and product lines, including strong new business generation in US Retail, offset by a 4% impact from unfavorable foreign currency exchange rates.
        International Commissions, fees and other revenue decreased 10% in 2015 reflecting a 12% impact from unfavorable foreign currency exchange rates and a 1% decrease in commissions and fees resulting from acquisitions, net of divestitures, partially offset by 3% organic revenue growth driven by solid growth across Asia, the Pacific, and emerging markets, and strong management of the renewal book portfolio in continental Europe despite economic weakness.
        Reinsurance Commissions, fees and other revenue decreased 8% in 2015 reflecting a 6% impact from from unfavorable foreign currency exchange rates, a 1% decrease in commissions and fees resulting from acquisitions, net of divestitures, and a 1% decline in organic revenue due primarily to an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business, partially offset by net new business growth in treaty placements globally and modest growth in facultative placements.
Operating Income
Operating income decreased $142 million, or 9%, from 2014 to $1.5 billion in 2015. In 2015, operating income margins in this segment were 20.3%, a decrease of 70 basis points from 21.0% in 2014. The decline in operating margin was driven by an increase in expense related to legacy litigation, which more than offset solid organic revenue growth for the year.
HR Solutions

Years ended December 31	2015	2014	2013
Revenue	$4,303	$4,264	$4,057
Operating income	536	485	318
Operating margin	12.5%	11.4%	7.8%
Our HR Solutions segment generated approximately 37% of our consolidated total revenues in 2015 and provides a broad range of human capital services, as follows:

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

Revenue
Commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2015	2014	2013
Consulting services	$1,686	$1,700	$1,626
Outsourcing	2,658	2,607	2,469
Intersegment	(41)	(43)	(38)
Total	$4,303	$4,264	$4,057
Commissions, fees and other revenue for HR Solutions increased $39 million, or 1%, in 2015 compared to 2014 due to 4% organic growth in commissions and fees, partially offset by a 3% impact from unfavorable foreign currency exchange rates.
Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2015 versus 2014 is as follows:

Year ended December 31	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(1)%	(5)%	1%	3%
Outsourcing	2	(1)	(1)	4
Total	1%	(3)%	—%	4%
        Consulting services revenue decreased $14 million, or 1%, due primarily to a 5% impact from unfavorable foreign currency exchange rates, partially offset by organic revenue growth of 3% driven by strong growth in retirement solutions, including investment consulting and delegated investment solutions, as well as compensation consulting, and a 1% increase in commissions and fees resulting from acquisitions, net of divestitures.
        Outsourcing revenue increased $51 million, or 2%, due to 4% organic revenue growth driven by strong growth in health care exchanges, new client wins in HR BPO for cloud based solutions, and project related revenue in benefits administration, partially offset by a 1% decrease in commissions and fees resulting from acquisitions, net of divestitures, and a 1% impact from unfavorable foreign currency exchange rates.
Operating Income
Operating income was $536 million, an increase of $51 million, or 11%, from 2014. Margins in this segment for 2015 were 12.5%, an increase of 110 basis points from 11.4% in 2014. Operating margin improvement was driven by solid organic revenue growth and return on investments, partially offset by investments in long-term growth opportunities.
Unallocated Income and Expense
A reconciliation of our operating income to income before income taxes is as follows (in millions):

Years ended December 31	2015	2014	2013
Operating income (loss):
Risk Solutions	$1,506	$1,648	$1,540
HR Solutions	536	485	318
Unallocated expense	(194)	(167)	(187)
Operating income	1,848	1,966	1,671
Interest income	14	10	9
Interest expense	(273)	(255)	(210)
Other income	100	44	68
Income before income taxes	$1,689	$1,765	$1,538
Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses increased $27 million in 2015 compared to 2014 due to the timing of certain employee incentive and employee benefit related expenses, as well as certain investments in shared services.
Interest income, Interest expense and Other income.  For a discussion of the components of Interest income, Interest expense and Other income, see Management’s Discussion of Financial Condition and Results of Operations - Review of Consolidated Results.

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
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada. Our significant U.S., U.K., Netherlands and Canadian pension plans are closed to new entrants. We have ceased crediting future benefits relating to salary and service for our U.S., U.K., Netherlands and Canadian plans to the extent statutorily permitted.
In 2016, we estimate pension and post-retirement net periodic benefit cost for major plans to increase by $15 million to a benefit of approximately $54 million. The increase in the benefit is primarily due to a change in our approach to measuring service and interest cost. Effective December 31, 2015 and for 2016 expense, we have elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension and post-retirement benefit cost for our major pension and other post-retirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, we estimated these components of net periodic pension and post-retirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the projected benefit obligation as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss recorded in other comprehensive income. We accounted for this change as a change in estimate and, accordingly, will account for it prospectively.
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
As of December 31, 2015, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2016 amortization of loss by country (amounts in millions):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,511	$1,732	$382
Amortization period (in years)	10 - 32	7 - 28	15 - 41
Estimated 2016 amortization of loss	$37	$52	$10
The unrecognized prior service cost (income) at December 31, 2015 was $9 million, $46 million, and $(7) million in the U.S., U.K. and Other plans, respectively.
For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2015, the market-related value of assets was $2.1 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2015, the fair value of plan assets was $2.0 billion.
Our non-U.S. plans use fair value to determine expected return on assets.
Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix as of December 31, 2015:

	U.K.	U.S.	Other
Expected return (in total)	4.55%	7.81%	3.47 - 4.95%
Expected return on equities (1)	6.7%	9.8%	5.8 - 7.5%
Expected return on fixed income	4.3%	6.4%	4.0 - 4.1%
Asset mix:
Target equity (1)	17.5%	70.0%	31.4 - 40.0%
Target fixed income	82.5%	30.0%	60.0 - 68.6%

(1)	Includes investments in infrastructure, real estate, limited partnerships and hedge funds.
In determining the expected rate of return for the plan assets, we analyzed investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. In particular, we surveyed multiple third-party financial institutions and consultants to obtain long-term expected returns on each asset class, considered historical performance data by asset class over long periods, and weighted the expected returns for each asset class by target asset allocations of the plans.
The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2015 was 66% equity and 34% fixed income securities for the qualified plan.
The investment policy for each U.K. and non-U.S. pension plans is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K. and non-U.S. category, our target allocation presents a range of the target allocation of each plan. Further, target allocations are subject to change. As of December 31, 2015, the U.K. and non-U.S. plans were invested between 23% and 34% in equity and between 77% and 66% in fixed income securities, respectively.
Impact of changing economic assumptions
Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.
Holding all other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated discount rate would have on our projected benefit obligation at December 31, 2015 (in millions):

Estimated liability discount rate Increase (decrease) in projected benefit obligation of December 31, 2015 (1)	25 Basis Point Change in Discount Rate
	Increase	Decrease
U.K. plans	$(219)	$231
U.S. plans	(97)	102
Other plans	(50)	54

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated discount rate would have on our estimated 2016 pension expense (in millions):

	25 Basis Point Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(5)	$4
U.S. plans	1	(1)
Other plans	(1)	1
Holding other assumptions constant, the following table reflects what a twenty five basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2016 pension expense (in millions):

	25 Basis Point Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(15)	$15
U.S. plans	(5)	5
Other plans	(3)	3
Estimated future contributions
We estimate contributions of approximately $150 million to our pension plans in 2016 as compared with $194 million in 2015.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer relationships, technology, non-compete agreements, or other purchased intangibles.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In the fourth quarter, we also test the acquired tradenames (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2015 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.
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
In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2015 and 2014, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2015. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
The largest performance-based share-based payment award plan is the Leadership Performance Plan ("LPP"), which has a three-year performance period. The 2013 to 2015 performance period ended on December 31, 2015, the 2012 to 2014 performance period ended on December 31, 2014 and the 2011 to 2013 performance period ended on December 31, 2013.The LPP currently has two open performance periods: 2014 to 2016 and 2015 to 2017. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2015 expense by approximately $2.7 million, while a 10% downward adjustment would have decreased our expense by approximately $6.9 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.
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
We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a "more likely than not" determination. We have not recognized a deferred tax liability for permanently reinvested earnings of certain subsidiaries. Additional income taxes could be recorded (or incurred) if we change our investment strategy relating to these subsidiaries, which could materially affect our future effective tax rate.
We base the carrying values of liabilities and assets for income taxes currently payable and receivable on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.
We operate in many jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we typically obtain professional guidance, when available, and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. In addition, several factors could change the future level of uncertainty over our tax liabilities, including the following:

•	the portion of our overall operations conducted in non-U.S. tax jurisdictions has been increasing, and we anticipate this trend will continue,

•
to deploy tax planning strategies and conduct global operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and are frequently reviewed by tax authorities, and

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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars and euros, but most of their expenses are incurred in British pounds. At December 31, 2015, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. dollar and euro transactions for the years ending December 31, 2016 and 2017, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $32 million and $14 million at December 31, 2016 and 2017 respectively.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the North America, continental Europe, and the Asia Pacific region. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $39 million and $41 million to 2016 and 2017 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $39 million and $41 million to 2016 and 2017 pretax income, respectively.
We have long-term debt outstanding with a fair market value of $5.4 billion and $5.3 billion at December 31, 2015 and 2014, respectively. This fair value was greater than the carrying value by $0.2 billion at December 31, 2015, and $0.5 billion greater than the carrying value at December 31, 2014. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 10% or an increase of 11%, respectively, at December 31, 2015.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc
We have audited the accompanying consolidated statements of financial position of Aon plc as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon plc at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon plc's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.
Chicago, Illinois
February 22, 2016

Aon plc
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2015	2014	2013
Revenue
Commissions, fees and other		$11,661	$12,019	$11,787
Fiduciary investment income		21	26	28
Total revenue		11,682	12,045	11,815
Expenses
Compensation and benefits		6,837	7,014	6,945
Other general expenses		2,997	3,065	3,199
Total operating expenses		9,834	10,079	10,144
Operating income		1,848	1,966	1,671
Interest income		14	10	9
Interest expense		(273)	(255)	(210)
Other income		100	44	68
Income before income taxes		1,689	1,765	1,538
Income taxes		267	334	390
Net income		1,422	1,431	1,148
Less: Net income attributable to noncontrolling interests		37	34	35
Net income attributable to Aon shareholders		$1,385	$1,397	$1,113
Basic net income per share attributable to Aon shareholders		$4.93	$4.73	$3.57
Diluted net income per share attributable to Aon shareholders		$4.88	$4.66	$3.53
Cash dividends per share paid on ordinary shares		$1.15	$0.92	$0.68
Weighted average ordinary shares outstanding - basic		280.8	295.5	311.4
Weighted average ordinary shares outstanding - diluted		283.8	299.6	315.4
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

(millions)	Years Ended December 31	2015	2014	2013
Net income		$1,422	$1,431	$1,148
Less: Net income attributable to noncontrolling interests		37	34	35
Net income attributable to Aon shareholders		$1,385	$1,397	$1,113
Other comprehensive (loss) gain, net of tax:
Change in fair value of financial instruments		(8)	4	7
Foreign currency translation adjustments		(442)	(507)	(65)
Post-retirement benefit obligation		155	(260)	293
Total other comprehensive (loss) income		(295)	(763)	235
Less: Other comprehensive loss attributable to noncontrolling interests		(6)	(3)	(1)
Total other comprehensive (loss) income attributable to Aon shareholders		(289)	(760)	236
Comprehensive income attributable to Aon shareholders		$1,096	$637	$1,349
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

(millions, except nominal value)	As of December 31	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents		$384	$374
Short-term investments		356	394
Receivables, net		2,734	2,815
Fiduciary assets		9,932	11,638
Other current assets		566	602
Total Current Assets		13,972	15,823
Goodwill		8,448	8,860
Intangible assets, net		2,180	2,520
Fixed assets, net		765	765
Non-current deferred tax assets		141	144
Prepaid pension		1,033	933
Other non-current assets		625	727
TOTAL ASSETS		$27,164	$29,772
LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$9,932	$11,638
Short-term debt and current portion of long-term debt		562	783
Accounts payable and accrued liabilities		1,772	1,805
Other current liabilities		820	788
Total Current Liabilities		13,086	15,014
Long-term debt		5,175	4,799
Non-current deferred tax liabilities		176	313
Pension, other post retirement, and post employment liabilities		1,795	2,141
Other non-current liabilities		769	874
TOTAL LIABILITIES		21,001	23,141
EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2015 - 269.8; 2014 - 280.0)		3	3
Additional paid-in capital		5,409	5,097
Retained earnings		4,117	4,605
Accumulated other comprehensive loss		(3,423)	(3,134)
TOTAL AON SHAREHOLDERS' EQUITY		6,106	6,571
Noncontrolling interests		57	60
TOTAL EQUITY		6,163	6,631
TOTAL LIABILITIES AND EQUITY		$27,164	$29,772
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders' Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total
Balance at January 1, 2013	310.9	$4,439	$5,933	$(2,610)	$43	$7,805
Net income	—	—	1,113	—	35	1,148
Shares issued — employee benefit plans	0.7	28	(1)	—	—	27
Shares issued — employee compensation	5.9	(50)	—	—	—	(50)
Shares purchased	(16.8)	—	(1,102)	—	—	(1,102)
Tax benefit — employee benefit plans	—	74	—	—	—	74
Share-based compensation expense	—	300	—	—	—	300
Dividends to shareholders	—	—	(212)	—	—	(212)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	(64)	(1)	(65)
Net post-retirement benefit obligation	—	—	—	293	—	293
Purchase of subsidiary shares from non-controlling interest	—	(3)	—	—	(8)	(11)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(19)	(19)
Balance at December 31, 2013	300.7	4,788	5,731	(2,374)	50	8,195
Net income	—	—	1,397	—	34	1,431
Shares issued — employee benefit plans	0.4	26	—	—	—	26
Shares issued — employee compensation	4.7	(131)	—	—	—	(131)
Shares purchased	(25.8)	—	(2,250)	—	—	(2,250)
Tax benefit — employee benefit plans	—	89	—	—	—	89
Share-based compensation expense	—	328	—	—	—	328
Dividends to shareholders	—	—	(273)	—	—	(273)
Net change in fair value of financial instruments	—	—	—	4	—	4
Net foreign currency translation adjustments	—	—	—	(504)	(3)	(507)
Net post-retirement benefit obligation	—	—	—	(260)	—	(260)
Sale of subsidiary shares from non-controlling interest	—	—	—	—	3	3
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(24)	(24)
Balance at December 31, 2014	280.0	5,100	4,605	(3,134)	60	6,631
Net income	—	—	1,385	—	37	1,422
Shares issued — employee benefit plans	0.5	33	—	—	—	33
Shares issued — employee compensation	5.3	(188)	—	—	—	(188)
Shares purchased	(16.0)	—	(1,550)	—	—	(1,550)
Tax benefit — employee benefit plans	—	126	—	—	—	126
Share-based compensation expense	—	340	—	—	—	340
Dividends to shareholders	—	—	(323)	—	—	(323)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(436)	(6)	(442)
Net post-retirement benefit obligation	—	—	—	155	—	155
Sales of subsidiary shares to non-controlling interest	—	1	—	—	(7)	(6)
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	(27)	(27)
Balance at December 31, 2015	269.8	$5,412	$4,117	$(3,423)	$57	$6,163
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,422	$1,431	$1,148
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net		(81)	(44)	(65)
Depreciation of fixed assets		229	242	240
Amortization of intangible assets		314	352	395
Share-based compensation expense		340	328	300
Deferred income taxes		(223)	(135)	(14)
Change in assets and liabilities:
Fiduciary receivables		599	(19)	(4)
Short-term investments — funds held on behalf of clients		350	(403)	156
Fiduciary liabilities		(949)	422	(152)
Receivables, net		(83)	(25)	141
Accounts payable and accrued liabilities		87	4	110
Restructuring reserves		(31)	(83)	15
Current income taxes		116	42	(116)
Pension, other post-retirement and other post-employment liabilities		(230)	(340)	(502)
Other assets and liabilities		149	40	101
CASH PROVIDED BY OPERATING ACTIVITIES		2,009	1,812	1,753
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments		220	52	93
Payments for investments		(266)	(20)	(15)
Net sales (purchases) of short-term investments — non-fiduciary		9	110	(174)
Acquisition of businesses, net of cash acquired		(16)	(479)	(54)
Proceeds from sale of businesses		205	48	40
Capital expenditures		(290)	(256)	(229)
CASH USED FOR INVESTING ACTIVITIES		(138)	(545)	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase		(1,550)	(2,250)	(1,102)
Issuance of shares for employee benefit plans		(30)	(105)	(22)
Issuance of debt		5,351	5,239	4,906
Repayment of debt		(5,098)	(3,918)	(4,679)
Cash dividends to shareholders		(323)	(273)	(212)
Noncontrolling interests and other financing activities		(39)	4	(27)
CASH USED FOR FINANCING ACTIVITIES		(1,689)	(1,303)	(1,136)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(172)	(67)	(92)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		10	(103)	186
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		374	477	291
CASH AND CASH EQUIVALENTS AT END OF YEAR		$384	$374	$477
Supplemental disclosures:
Interest paid		$254	$245	$206
Income taxes paid, net of refunds		249	337	445
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries ("Aon" or the "Company"). All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for all periods presented.
Reclassification
Certain amounts in prior years' Consolidated Financial Statements and related notes have been reclassified to conform to the 2015 presentation.

In prior periods, long-term investments were included in Investments in the Consolidated Statement of Financial Position. These amounts are now included in Other non-current assets in the Consolidated Statement of Financial Position, as shown in Note 3 to these Consolidated Financial Statements. Long-term investments were $135 million at December 31, 2015 and $143 million at December 31, 2014.

In prior periods, prepaid pensions were included in Other non-current assets in the Consolidated Statement of Financial Position. These amounts are now separately disclosed in the Consolidated Statement of Financial Position. Prepaid pensions were $1,033 million at December 31, 2015 and $933 million at December 31, 2014.

Upon vesting of certain share-based payment arrangements, employees may elect to use a portion of the shares to satisfy tax withholding requirements, in which case Aon makes a payment to the taxing authority on the employee’s behalf and remits the remaining shares to the employee.   The Company has historically presented amounts due to taxing authorities within Cash Flows From Operating Activities in the Consolidated Statements of Cash Flows.  The amounts are now included in “Issuance of shares for employee benefit plans” within Cash Flows From Financing Activities.  The Company believes this presentation provides greater clarity into the operating and financing activities of the Company as the substance and accounting for these transactions is that of a share repurchase.  It also aligns the Company’s presentation to be consistent with industry practice.  Amounts reported in Issuance of shares for employee benefit plans were $227 million, $170 million, and $120 million, respectively, for the years ended December 31, 2015, 2014 and 2013.  These amounts, which were reclassified from Accounts payable and accrued liabilities and Other assets and liabilities, were $85 million and $85 million in 2014, and $62 million and $58 million in 2013, respectively.

Changes to the presentation in the Consolidated Statements of Cash Flows for 2014 and 2013 were made related to certain line items within financing activities.  The following line items and respective amounts have been aggregated in a new line item titled “Noncontrolling interests and other financing activities” within financing activities.

Years Ended December 31,	2014	2013
Purchases of shares from noncontrolling interests	3	(8)
Dividends paid to noncontrolling interests	(24)	(19)
Proceeds from sale-leaseback	25	—
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
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed, assuming all criteria to recognize revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. Qualifying costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.
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
Pension and Other Post-Retirement Benefits
The Company records net period cost relating to its pension and other post-retirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company's Consolidated Statements of Financial Position using a December 31 measurement date.
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
Certain ordinary share equivalents, related primarily to options, are not included in the computation of diluted income per share if their inclusion would be antidilutive.
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
At December 31, 2015, Cash and cash equivalents and Short-term investments totaled $740 million compared to $768 million at December 31, 2014. Of the total balance, $105 million and $169 million was restricted as to its use at December 31, 2015 and 2014, respectively. Included within the December 31, 2015 and 2014 balances, respectively, were £43.3 million ($64.6 million at December 31, 2015 exchanges rates) and £42.0 million ($65.3 million at December 31, 2014 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  In addition, Cash and cash equivalents included additional restricted balances of $40 million and $104 million at December 31, 2015 and 2014, respectively.
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
Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.4 billion and $4.0 billion at December 31, 2015 and 2014, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company's allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $58 million and $74 million at December 31, 2015 and 2014, respectively.

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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If such a determination is made, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Any resulting difference will be a charge to Other general expenses in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
Intangible assets include customer related and contract based assets representing primarily client relationships and non-compete agreements, tradenames, and marketing and technology related assets. These intangible assets, with the exception of tradenames, are amortized over periods ranging from 1 to 16 years, with a weighted average original life of 11 years. Tradenames are not amortized when such assets have been determined to have indefinite useful lives, and are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.
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
Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an "economic hedge") are recorded in Other income in the Consolidated Statements of Income.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.
Foreign Currency
Certain of the Company's non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Shareholders' Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income were gains of $11 million, $1 million, and $3 million in 2015, 2014, and 2013, respectively. Included in these amounts were hedging losses of $19 million in both 2015 and 2014 and hedging losses of 10 million in 2013.
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
New Accounting Pronouncements
Presentation of Deferred Taxes
In November 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the balance sheet presentation of deferred taxes, which require that deferred tax liabilities and assets be classified as noncurrent. The guidance is effective for Aon in the first quarter of 2017, however, the Company is expecting to early adopt this guidance in 2016 and retrospectively apply its requirements to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance will also be applied to Aon's debt issuance costs related to its line-of-credit arrangements. The new guidance will be applied on a retrospective basis effective in the first quarter of 2016. The adoption of this guidance is not expected to have a material impact on the Company's Consolidated Financial Statements.

Consolidations

In February 2015, the FASB issued new accounting guidance on consolidations, which will eliminate the deferral granted to investment companies from applying the variable interest entities guidance and make targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and requires re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance is effective for the Company in the first quarter of 2016. The adoption of this guidance will not have a material impact on the Company's Consolidated Financial Statements.

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning the first quarter of 2017. The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Consolidated Financial Statements cannot be determined at this time as the standard is still undergoing changes. The Company is also determining the appropriate method of transition to the guidance and the timing of adoption of the guidance.

3.    Other Financial Data
Consolidated Statements of Income Information
Other Income
Other income consists of the following (in millions):

Years ended December 31	2015	2014	2013
Equity earnings	$13	$12	$20
Net gain on disposals of businesses	82	24	10
Foreign currency remeasurement gain	30	18	13
(Loss) income on financial instruments	(24)	(15)	18
Other	(1)	5	7
	$100	$44	$68

Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

Years ended December 31,	2015	2014	2013
Balance at beginning of year	$74	$90	$118
Provision charged to operations	13	12	9
Accounts written off, net of recoveries	(34)	(33)	(38)
Foreign currency translation	5	5	1
Balance at end of year	$58	$74	$90
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2015	2014
Taxes receivable	$94	$99
Deferred tax assets	232	212
Prepaid expenses	130	164
Deferred project costs	92	102
Other	18	25
	$566	$602
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2015	2014
Software	$1,095	$1,020
Leasehold improvements	422	413
Computer equipment	358	347
Furniture, fixtures and equipment	315	313
Construction in progress	76	94
Other	115	124
	2,381	2,311
Less: Accumulated depreciation	1,616	1,546
Fixed assets, net	$765	$765
Depreciation expense, which includes software amortization, was $229 million, $242 million, and $240 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2015	2014
Deferred project costs	210	250
Investments	135	143
Taxes receivable	82	101
Other	198	233
	$625	$727
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2015	2014
Deferred revenue	$394	$408
Taxes payable	94	64
Deferred tax liability	1	2
Other	331	314
	$820	$788
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2015	2014
Taxes payable	$223	$210
Leases	166	184
Deferred revenue	159	167
Compensation and benefits	59	57
Other	162	256
	$769	$874
4.    Acquisitions and Dispositions
The number of acquisitions completed within each business segment is as follows:

Years ended December 31	2015	2014
Risk Solutions	4	11
HR Solutions	3	2
	7	13

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

Years ended December 31	2015	2014
Consideration	$27	$461
Intangible assets:
Goodwill	$18	$292
Other intangible assets	6	328
Total intangible assets	$24	$620
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Dispositions
The number of dispositions completed within each business segment is as follows:

Years ended December 31	2015	2014	2013
Risk Solutions	4	2	7
HR Solutions	3	—	2
	7	2	9
Total pretax gains, net of losses, recognized were $82 million, $24 million, and $10 million, respectively, for the years ended December 31, 2015, 2014, and 2013. Gains and losses recognized as a result of a disposition are included in Other income in the Consolidated Statements of Income.

5.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2014	$6,020	$2,977	$8,997
Goodwill related to current year acquisitions	287	5	292
Goodwill related to disposals	(14)	—	(14)
Goodwill related to prior year acquisitions	(8)	—	(8)
Transfer	(2)	2	—
Foreign currency translation	(372)	(35)	(407)
Balance as of December 31, 2014	$5,911	$2,949	$8,860
Goodwill related to current year acquisitions	2	16	18
Goodwill related to disposals	(1)	(76)	(77)
Goodwill related to prior year acquisitions	—	—	—
Transfer	—	—	—
Foreign currency translation	(319)	(34)	(353)
Balance as of December 31, 2015	$5,593	$2,855	$8,448
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019
Intangible assets with finite lives:
Customer related and contract based	2,886	1,809	1,077	2,952	1,579	1,373
Technology and other	541	457	84	571	443	128
	$4,446	$2,266	$2,180	$4,542	$2,022	$2,520
Amortization expense from finite-lived intangible assets was $314 million, $352 million and $395 million during 2015, 2014 and 2013, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2015 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
2016	$100	$171	$271
2017	90	136	226
2018	76	91	167
2019	66	72	138
2020	58	60	118
Thereafter	120	120	240
	$510	$650	$1,160

6.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2015	2014
5.00% Senior Notes due September 2020	599	599
4.75% Senior Notes due 2045	598	—
3.50% Senior Notes due June 2024	597	597
4.60% Senior Notes due June 2044	549	549
2.875% Senior Notes due May 2026 (EUR 500M)	545	605
8.205% Junior Subordinated Notes due January 2027	521	521
3.125% Senior Notes due May 2016	500	500
2.80% Senior Notes due 2021	399	—
4.00% Senior Notes due November 2023	349	349
6.25% Senior Notes due September 2040	298	298
4.76% Senior Notes due March 2018 (CAD 375M)	271	322
4.45% Senior Notes due May 2043	249	248
4.25% Senior Notes due December 2042	196	196
3.50% Senior Notes due September 2015	—	599
Commercial paper	50	168
Other	16	31
Total debt	5,737	5,582
Less short-term and current portion of long-term debt	562	783
Total long-term debt	$5,175	$4,799
Revolving Credit Facilities
As of December 31, 2015, Aon plc had two committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and $900 million multi-currency U.S. credit facility expiring in February 2020 (the "2020 Facility"). The 2020 Facility was entered into on February 2, 2015 and replaced the previous €650 million European credit facility.

Effective February 2, 2016, the 2020 Facility terms were extended for 1 year and will expire in February 2021.

Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2015, Aon plc did not have borrowings under either the 2017 Facility or the 2020 Facility, and was in compliance with these financial covenants and all other covenants contained therein during the twelve months ended December 31, 2015.
Notes
On November 13, 2015, Aon plc issued $400 million of 2.80% Senior Notes due March 2021. We used the proceeds of the issuance for general corporate purposes.

On September 30, 2015, $600 million of 3.50% Senior Notes issued by Aon Corporation matured and were repaid.

On May 20, 2015, the Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The Company used the proceeds of the issuance for general corporate purposes.

On August 12, 2014, Aon plc issued $350 million of 3.50% Senior Notes due June 2024. The 3.50% Notes due 2024 constitute a further issuance of, and were consolidated to form a single series of debt securities with, the $250 million of 3.50% Notes due June 2024 that was issued by Aon plc on May 20, 2014 concurrently with Aon plc's issuance of $550 million of 4.60% Notes due June 2044. Aon plc used the proceeds from these issuances for working capital and general corporate purposes.

On May 7, 2014, Aon plc issued €500 million of 2.875% Senior Notes due May 2026. Aon plc used the proceeds of the issuance for, among other purposes, the repayment at maturity of Aon plc's then outstanding €500 million of 6.25% Notes due July 2014.

Each of the notes issued by Aon plc and described above is fully and unconditionally guaranteed by Aon Corporation. The 5.00% Senior Notes due 2020, 3.125% Senior Notes due 2016, 6.25% Senior Notes due 2040, and 8.205% Junior Subordinated Notes due January 2027 identified in the table above were issued by Aon Corporation and are fully and unconditionally guaranteed by Aon plc. Similarly, the 3.50% Senior Notes repaid in 2015 had been issued by Aon Corporation and were fully and unconditionally guaranteed by Aon plc. The 4.76% Senior Notes due March 2018 identified in the table above were issued by a Canadian subsidiary of Aon Corporation and are fully and unconditionally guaranteed by Aon plc and Aon Corporation. Each of the notes described above and identified in the table above contains customary representations, warranties and covenants, and we were in compliance with all such covenants as of December 31, 2015.

During the year ended December 31, 2015, Aon Corporation's $500 million 3.125% Senior Notes due May 2016 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $50.0 million and $168.0 million of commercial paper outstanding at December 31, 2015 and 2014, respectively, which was included in Short-term debt and current portion of long-term debt in the Company's Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for 2015 and 2014 was $402.0 million and $308.0 million, respectively. The weighted average interest rate of the commercial paper outstanding during 2015 and 2014 was 0.50% and 0.35%, respectively.
Repayments of total debt are as follows (in millions):

2016	$562
2017	3
2018	271
2019	—
2020	599
Thereafter	4,302
$5,737
7.    Lease Commitments
The Company leases office facilities, equipment, and automobiles under non-cancelable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. The Company's lease obligations are primarily for the use of office space.

Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2015	2014	2013
Rental expense	$454	$455	$520
Less: Sub lease rental income	(83)	(75)	(77)
Net rental expense	$371	$380	$443
At December 31, 2015, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, net of sublease rental income, are as follows (in millions):

2016	$325
2017	291
2018	267
2019	235
2020	199
Thereafter	828
Total minimum payments required	$2,145
8.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2015	2014	2013
Income before income taxes:
U.K.	$149	$347	$96
U.S.	(51)	(55)	349
Other	1,591	1,473	1,093
Total	$1,689	$1,765	$1,538
Income tax expense (benefit):
Current:
U.K.	$43	$1	$(18)
U.S. federal	137	156	111
U.S. state and local	54	75	52
Other	256	236	259
Total current tax expense	$490	$468	$404
Deferred tax expense (benefit):
U.K.	$(39)	$38	$43
U.S. federal	(140)	(133)	(48)
U.S. state and local	(14)	(24)	10
Other	(30)	(15)	(19)
Total deferred tax benefit	$(223)	$(134)	$(14)
Total income tax expense	$267	$334	$390
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

A reconciliation of the income tax provisions based on the Company's domicile and statutory rate at each reporting period is performed. The 2015, 2014 and 2013 reconciliations are based on the U.K. statutory corporate tax rate of 20.3%, 21.5%, and 23.0%, respectively. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2015	2014	2013
Statutory tax rate	20.3%	21.5%	23.0%
U.S. state income taxes, net of U.S. federal benefit	0.5	1.5	2.6
Taxes on international operations (1)	(6.6)	(8.9)	(4.4)
Nondeductible expenses	2.2	1.7	1.4
Adjustments to prior year tax requirements	(1.3)	0.9	0.1
Deferred tax adjustments, including statutory rate changes	(0.1)	(0.7)	1.4
Deferred tax adjustments, international earnings	—	1.0	3.3
Adjustments to valuation allowances	(0.6)	0.6	(1.7)
Change in uncertain tax positions	1.4	1.7	(0.3)
Other — net	—	(0.4)	—
Effective tax rate	15.8%	18.9%	25.4%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 20.3%, 21.5% and 23.0% at December 31, 2015, 2014 and 2013, respectively. The benefit to the Company's effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures.

The components of the Company's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2015	2014
Deferred tax assets:
Employee benefit plans	$635	$739
Net operating/capital loss and tax credit carryforwards	349	295
Accrued interest	293	303
Other accrued expenses	98	44
Deferred revenue	65	40
Investment basis differences	56	45
Other	56	6
Total	1,552	1,472
Valuation allowance on deferred tax assets	(175)	(205)
Total	$1,377	$1,267
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(961)	$(1,058)
Other accrued expenses	(99)	(40)
Deferred costs	(30)	(28)
Unrealized foreign exchange gains	(29)	(44)
Unremitted earnings	(18)	(28)
Other	(44)	(28)
Total	$(1,181)	$(1,226)
Net deferred tax asset	$196	$41

Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2015	2014
Deferred tax assets — current (1)	$232	$212
Deferred tax assets — non-current	141	144
Deferred tax liabilities — current (1)	(1)	(2)
Deferred tax liabilities — non-current	(176)	(313)
Net deferred tax asset	$196	$41

(1)	Included in Other current assets and Other current liabilities.
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss and interest expense carryforwards.  Valuation allowances decreased by $30 million as of December 31, 2015 when compared to December 31, 2014, primarily attributable to the reversal of a valuation allowance and the impact of foreign currency translation.
The Company recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $126 million, $89 million and $74 million in 2015, 2014 and 2013, respectively.
U.S. deferred income taxes of $20 million were accrued in 2015 on undistributed earnings that are not permanently reinvested. Undistributed earnings of non-U.S. entities were approximately $2.2 billion at December 31, 2015. U.S. income taxes have not been provided on these undistributed earnings because they are considered to be permanently reinvested in those subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
At December 31, 2015 and 2014, the Company had U.K. operating loss carryforwards of $449 million and $154 million and capital loss carryforwards of $360 million and $380 million, respectively. In addition, at December 31, 2015 and 2014, the Company had U.S. federal operating loss carryforwards of $7.5 million and $18 million, and U.S. state operating loss carryforwards of $443 million and $451 million, respectively. In other non-U.S. jurisdictions, the Company had operating loss carryforwards of $245 million and $325 million and capital loss carryforwards of $206 million and $223 million as of December 31, 2015 and 2014, respectively. The U.K. operating losses and capital losses have an indefinite carryforward. The federal operating loss carryforwards as of December 31, 2015 expire at various dates from 2020 to 2035 and the state operating loss carryforwards as of December 31, 2015 expire at various dates from 2016 to 2035. Operating and capital losses, in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2019.
During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $23 million, $7 million, and $3 million during the years ended December 31, 2015, 2014, and 2013, respectively. The impact of this tax holiday on diluted earnings per share was $0.08, $0.02, and $0.01 during the years ended December 31, 2015, 2014, and 2013, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company's beginning and ending amount of uncertain tax positions (in millions):

	2015	2014
Balance at January 1	$191	$164
Additions based on tax positions related to the current year	31	31
Additions for tax positions of prior years	53	10
Reductions for tax positions of prior years	(18)	(6)
Settlements	(32)	—
Business combinations	—	5
Lapse of statute of limitations	(5)	(11)
Foreign currency translation	(2)	(2)
Balance at December 31	$218	$191
The Company's liability for uncertain tax positions as of December 31, 2015, 2014, and 2013, includes $180 million, $154 million, and $141 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $2 million, $4 million, and $2 million in 2015, 2014, and 2013, respectively. The Company recorded a liability for interest and penalties of $33 million, $31 million, and $27 million as of December 31, 2015, 2014, and 2013, respectively.
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
9.    Shareholders' Equity
Distributable Reserves
As a U.K. incorporated company, the Company is required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2015 and 2014, the Company had distributable reserves in excess of $2.1 billion and $4.0 billion, respectively.
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
During 2015, the Company repurchased 16.0 million shares at an average price per share of $97.04 for a total cost of $1.6 billion under the Repurchase Programs. During 2014, the Company repurchased 25.8 million shares at an average price per share of $87.18 for a total cost of $2.3 billion under the 2012 Share Repurchase Plan. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At December 31, 2015, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $4.1 billion. Under the Repurchase Programs, the Company repurchased a total of 78.1 million shares for an aggregate cost of $5.9 billion.

Net Income Per Share
Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Shares for basic earnings per share	280.8	295.5	311.4
Common stock equivalents	3.0	4.1	4.0
Shares for diluted earnings per share	283.8	299.6	315.4
Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for in 2015, 2014, or 2013.
Dividends
During 2015, 2014, and 2013, the Company paid dividends on its Class A Ordinary Shares of $323.1 million, $273.0 million, and $212.0 million, respectively. Dividends paid per Class A Ordinary Share were $1.15, $0.92 and $0.68 for the years ended December 31, 2015, 2014, and 2013 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at January 1, 2013	$(28)	$233	$(2,815)	$(2,610)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	15	(65)	336	286
Tax benefit	(8)	1	(136)	(143)
Other comprehensive loss before reclassifications, net	7	(64)	200	143
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	1	—	131	132
Tax benefit	(1)	—	(38)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	—	—	93	93
Net current period other comprehensive (loss) income	7	(64)	293	236
Balance at December 31, 2013	(21)	169	(2,522)	(2,374)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(13)	(492)	(563)	(1,068)
Tax benefit	4	(12)	229	221
Other comprehensive loss before reclassifications, net	(9)	(504)	(334)	(847)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	20	—	106	126
Tax benefit	(7)	—	(32)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	13	—	74	87
Net current period other comprehensive (loss) income	4	(504)	(260)	(760)
Balance at December 31, 2014	(17)	(335)	(2,782)	(3,134)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(4)	(467)	82	(389)
Tax benefit	1	31	(9)	23
Other comprehensive loss before reclassifications, net	(3)	(436)	73	(366)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	11	—	117	128
Tax benefit	(16)	—	(35)	(51)
Amounts reclassified from accumulated other comprehensive loss, net	(5)	—	82	77
Net current period other comprehensive (loss) income	(8)	(436)	155	(289)
Balance at December 31, 2015	$(25)	$(771)	$(2,627)	$(3,423)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits

10.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its U.S., U.K., Netherlands and Canada employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2015	2014	2013
U.S.	$133	$123	$123
U.K.	42	42	45
Netherlands and Canada	25	30	18
	$200	$195	$186
Pension and Other Post-retirement Benefits
The Company sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S., U.K., Netherlands and Canadian pension plans are closed to new entrants.

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2015 and 2014 and a statement of the funded status as of December 31, 2015 and 2014, for the material U.K. plans, U.S. plans and other major plans, which are located in the Netherlands and Canada. These plans represent approximately 93% of the Company's projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2015	2014	2015	2014	2015	2014
Change in projected benefit obligation
At January 1	$5,529	$5,106	$3,350	$2,744	$1,399	$1,252
Service cost	1	1	—	2	—	—
Interest cost	198	230	131	129	33	47
Participant contributions	—	—	—	—	—	—
Plan amendment	27	—	—	—	(10)	—
Curtailments	—	—	—	—	—	(16)
Plan transfer and acquisitions	(2)	—	(18)	13	—	—
Actuarial loss (gain)	(83)	(211)	(25)	265	24	(5)
Benefit payments	(217)	(192)	(133)	(130)	(38)	(51)
Actual expenses	—	—	—	—	—	(2)
Change in discount rate	(247)	902	(145)	327	(66)	324
Foreign currency impact	(221)	(307)	—	—	(165)	(150)
At December 31	$4,985	$5,529	$3,160	$3,350	$1,177	$1,399
Accumulated benefit obligation at end of year	$4,985	$5,529	$3,160	$3,350	$1,135	$1,316
Change in fair value of plan assets
At January 1	$6,224	$5,398	$2,036	$1,855	$1,161	$1,061
Actual return on plan assets	91	1,199	(60)	190	8	253
Participant contributions	—	—	—	—	—	—
Employer contributions	65	166	108	121	21	28
Plan transfer and acquisitions	(3)	—	—	—	—	—
Benefit payments	(217)	(192)	(133)	(130)	(38)	(51)
Actual Expenses	—	—	—	—	—	(2)
Foreign currency impact	(257)	(347)	—	—	(133)	(128)
At December 31	$5,903	$6,224	$1,951	$2,036	$1,019	$1,161
Market related value at end of year	$5,903	$6,224	$2,064	$1,950	$1,019	$1,161
Amount recognized in Statement of Financial Position at December 31
Funded status	$918	$695	$(1,209)	$(1,314)	$(158)	$(238)
Unrecognized prior-service cost	46	22	9	11	(7)	3
Unrecognized loss	1,465	1,687	1,723	1,737	389	456
Net amount recognized	$2,429	$2,404	$523	$434	$224	$221

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Prepaid benefit cost (1)	$1,012	$918	$—	$—	$—	$—
Accrued benefit liability (2)	(94)	(223)	(1,209)	(1,314)	(158)	(238)
Accumulated other comprehensive loss	1,511	1,709	1,732	1,748	382	459
Net amount recognized	$2,429	$2,404	$523	$434	$224	$221

(1)	Included in Prepaid pension

(2)	Included in Other current liabilities and Pension, other post retirement, and post employment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 and 2014 consist of (in millions):

	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Net loss	$1,465	$1,687	$1,723	$1,737	$389	$456
Prior service cost (income)	46	22	9	11	(7)	3
	$1,511	$1,709	$1,732	$1,748	$382	$459
In 2015, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $3.2 billion, an ABO of $3.2 billion, and plan assets of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.1 billion and plan assets with a fair value of $1.0 billion.
In 2014, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.3 billion, an ABO of $3.3 billion, and plan assets of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.3 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.2 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.2 billion.
The following table provides the components of net periodic benefit (income) cost for the plans (in millions):

	U.K.			U.S.			Other
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost	$1	$1	$1	$—	$2	$7	$—	$—	$18
Interest cost	198	230	210	131	129	114	33	47	45
Expected return on plan assets, net of administration expenses	(307)	(326)	(302)	(154)	(157)	(139)	(50)	(59)	(59)
Amortization of prior-service cost	1	1	1	2	2	—	—	—	—
Amortization of net actuarial loss	41	52	49	54	42	52	11	10	23
Curtailment gain and other	—	—	—	—	—	—	—	(2)	—
Net periodic benefit (income) cost	$(66)	$(42)	$(41)	$33	$18	$34	$(6)	$(4)	$27

Effective December 31, 2015 and for 2016 expense, the Company has elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension and post-retirement benefit cost for our major pension and other post-retirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, the Company estimated these components of net periodic pension and post-retirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the projected benefit obligation as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss recorded in other comprehensive income. The Company accounted for this change as a change in estimate and, accordingly, will account for it prospectively.
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S.		Other
	2015	2014	2015	2014	2015	2014
Discount rate	3.96%	3.70%	3.69-4.43%	3.37-4.08%	2.43-3.96%	2.03-3.91%
Rate of compensation increase	3.63-4.13%	3.35-4.05%	N/A	N/A	2.00-3.50%	2.25-3.50%
Underlying price inflation	1.88%	1.95%	N/A	N/A	2.00-2.50%	2.00-2.50%
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.70%	4.55%	4.45%	3.37 - 4.08%	3.97 - 4.87%	3.73 - 4.05%	2.03 - 3.91%	3.60 - 4.71%	3.25 - 3.89%
Expected return on plan assets, net of administration expenses	5.09%	6.00%	6.30%	7.96%	8.80%	8.80%	3.99 - 5.21%	4.70 - 6.50%	4.60 - 6.50%
Rate of compensation increase	3.55 - 4.05%	3.70 - 4.40%	3.25 - 3.85%	NA	NA	N/A	2.25 - 3.50%	2.25 - 3.50%	2.25 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2016 are $52 million in the U.S. and $47 million outside the U.S.
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return on plan assets in the U.S. of 7.96% reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns and other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2016.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. See Note 15 "Fair Value Measurements and Financial Instruments" for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company's U.S. pension plan assets at December 31, 2015 and December 31, 2014, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$33	$33	$—	$—
Equity investments: (2)
Large cap domestic	299	299	—	—
Small cap domestic	88	30	58	—
International	262	52	210	—
Equity derivatives	203	170	33	—
Fixed income investments: (3)
Corporate bonds	484	—	148	336
Government and agency bonds	128	52	76	—
Asset-backed securities	—	—	—	—
Fixed income derivatives	69	47	22	—
Other investments:
Alternative investments (4)	305	—	—	305
Commodity derivatives (5)	13	—	13	—
Real estate and REITS (6)	67	67	—	—
Total	$1,951	$750	$560	$641

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options and swaps on a commodity index.

(6)	Consists of exchange traded real estate investment trusts ("REITS").

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$68	$68	$—	$—
Equity investments: (2)
Large cap domestic	329	329	—	—
Small cap domestic	85	22	63	—
International	258	114	144	—
Equity derivatives	285	209	76	—
Fixed income investments: (3)
Corporate bonds	503	—	151	352
Government and agency bonds	109	29	80	—
Asset-backed securities	20	—	20	—
Fixed income derivatives	49	—	49	—
Other investments:
Alternative investments (4)	272	—	—	272
Commodity derivatives (5)	(8)	—	(8)	—
Real estate and REITS (6)	66	66	—	—
Total	$2,036	$837	$575	$624

(1)	Consists of cash and institutional short-term investment funds.

(2)	Consists of equity securities, equity derivatives, and pooled equity funds.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of limited partnerships, private equity and hedge funds.

(5)	Consists of long-dated options on a commodity index.

(6)	Consists of exchange traded REITS.

The following table presents the changes in the Level 3 fair-value category in the Company's U.S. pension plans for the years ended December 31, 2015 and December 31, 2014 (in millions):

Fair Value Measurement Using Level 3 Inputs
Balance at January 1, 2014	$266
Actual return on plan assets:
Relating to assets still held at December 31, 2014	32
Relating to assets sold during 2014	5
Purchases, sales and settlements—net	321
Transfer in/(out) of Level 3	—
Balance at December 31, 2014	624
Actual return on plan assets:
Relating to assets still held at December 31, 2015	(4)
Relating to assets sold during 2015	(3)
Purchases, sales and settlements—net	24
Transfer in/(out) of Level 3	—
Balance at December 31, 2015	$641

The fair values of the Company's major U.K. pension plan assets at December 31, 2015 and December 31, 2014, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$159	$159	$—	$—
Equity investments:
Pooled funds: (1)
Global	360	61	299	—
Europe	17	—	17	—
Equity securities — global (2)	133	133	—	—
Derivatives (2)	66	—	66	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	283	—	259	24
Fixed income securities (3)	3,145	2,268	877	—
Annuities	827	—	—	827
Derivatives (3)	111	—	111	—
Other investments:
Pooled funds: (1)
Real estate (4)	65	—	—	65
Alternative investments (5)	717	—	4	713
Real estate	20	—	—	20
Total	$5,903	$2,621	$1,633	$1,649

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$224	$224	$—	$—
Equity investments:
Pooled funds: (1)
Global	203	—	203	—
Europe	16	—	16	—
Equity securities — global (2)	127	127	—	—
Derivatives (2)	—	—	—	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	279	—	279	—
Fixed income securities (3)	3,292	3,292	—	—
Annuities	836	—	—	836
Derivatives (3)	233	—	233	—
Other investments:
Pooled funds: (1)
Real estate (4)	39	—	—	39
Alternative investments (5)	968	—	—	968
Real estate	7	—	—	7
Total	$6,224	$3,643	$731	$1,850

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of equity securities and equity derivatives.

(3)	Consists of corporate and government bonds and fixed income derivatives.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's U.K. pension plans for the years ended December 31, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Annuities	Real Estate	Alternative Investments	Fixed	Total
Balance at January 1, 2014	$564	$23	$546	$—	$1,133
Actual return on plan assets:
Relating to assets still held at December 31, 2014	(13)	3	319	—	309
Relating to assets sold during 2014	—	1	5	—	6
Purchases, sales and settlements—net	333	21	359	—	713
Transfers in/(out) of Level 3	—	—	(206)	—	(206)
Foreign exchange	(48)	(2)	(55)	—	(105)
Balance at December 31, 2014	836	46	968	—	1,850
Actual return on plan assets:
Relating to assets still held at December 31, 2015	(32)	11	(17)	(7)	(45)
Relating to assets sold during 2015	—	(10)	2	(1)	(9)
Purchases, sales and settlements—net	58	41	60	9	168
Transfers in/(out) of Level 3	—	—	(266)	24	(242)
Foreign exchange	(35)	(3)	(34)	(1)	(73)
Balance at December 31, 2015	$827	$85	$713	$24	$1,649

The fair values of the Company's Other major pension plan assets at December 31, 2015 and December 31, 2014, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds: (1)
Global	270	—	270	—
North America	37	—	37	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	576	—	576	—
Derivatives	12	—	12	—
Fixed income securities (2)	30	—	30	—
Derivatives (2)	48	—	48	—
Other investments:
Pooled funds: (1)
Commodities	2	—	2	—
REITS (3)	3	—	3	—
Alternative investments (4)	9	—	—	9
Derivatives	21	—	21	—
Total	$1,019	$11	$999	$9

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12	$12	$—	$—
Equity investments:
Pooled funds: (1)
Global	295	—	295	—
North America	42	—	42	—
Fixed income investments:
Pooled funds: (1)
Fixed income securities	629	—	629	—
Derivatives	18	—	18	—
Fixed income securities (2)	35	—	35	—
Derivatives (2)	74	—	74	—
Other investments:
Pooled funds: (1)
Commodities	21	—	21	—
REITS (3)	3	—	3	—
Alternative investments (4)	8	—	—	8
Derivatives	24	—	24	—
Total	$1,161	$12	$1,141	$8

(1)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company's other pension plans for the years ended December 31, 2015 and December 31, 2014 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Real Estate	Alternative Investments	Total
Balance at January 1, 2014	$17	$8	$25
Actual return on plan assets:
Relating to assets still held at December 31, 2014	—	1	1
Relating to assets sold during 2014	—	—	—
Purchases, sales and settlements—net	(17)	—	(17)
Transfers in/(out) of Level 3	—	—	—
Foreign exchange	—	(1)	(1)
Balance at December 31, 2014	—	8	8
Actual return on plan assets:
Relating to assets still held at December 31, 2015	—	2	2
Relating to assets sold during 2015	—	—	—
Purchases, sales and settlements—net	—	—	—
Transfers in/(out) of Level 3	—	—	—
Foreign exchange	—	(1)	(1)
Balance at December 31, 2015	$—	$9	$9
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 49% equity investments, 30% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2015, the weighted average targeted allocation for the U.K. and non-U.S. plans was 20% for equity investments and 80% for fixed income investments.
Cash Flows
Contributions
Based on current assumptions, in 2016, the Company expects to contribute approximately $79 million, $54 million, and $17 million to its U.K., U.S. and other significant international pension plans, respectively.

Estimated Future Benefit Payments
Estimated future benefit payments for plans are as follows at December 31, 2015 (in millions):

	U.K.	U.S.	Other
2016	$143	$164	$38
2017	149	172	39
2018	157	184	40
2019	170	192	41
2020	180	187	42
2021 – 2025	1,048	952	227
U.S. and Canadian Other Post-Retirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2015 and 2014 for the Company's other significant post-retirement benefit plans located in the U.S. and Canada (in millions):

	2015	2014
Accumulated projected benefit obligation	$105	$116
Fair value of plan assets	18	19
Funded status	(87)	(97)
Unrecognized prior-service credit	(3)	(4)
Unrecognized loss	7	15
Net amount recognized	$(83)	$(86)
Other information related to the Company's other post-retirement benefit plans are as follows:

	2015	2014	2013
Net periodic benefit cost recognized (millions)	$6	$3	$4
Weighted-average discount rate used to determine future benefit obligations	3.99-4.33%	3.83 - 4.08	4.44 - 4.95
Weighted-average discount rate used to determine net periodic benefit costs	3.83-4.08%	4.44 - 4.95	3.67 - 4.00
Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2015 are $7 million and $3 million of net loss and prior service credit, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2016 is $0.1 million and $0.3 million of net gain and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $4 million to fund significant other post-retirement benefit plans during 2016.

•	Estimated future benefit payments will be approximately $6 million each year for 2016 through 2020, and $30 million in aggregate for 2021-2025.
The accumulated post-retirement benefit obligation is increased by $6 million and decreased by $5 million by a respective 1% increase or decrease to the assumed healthcare trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.6 million and decreased by $0.5 million by a respective 1% increase or decrease to the assumed healthcare trend rate.
For most of the participants in the U.S. plan, Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Although the net employer trend rates range from 4% to 9% per year, because of this cap, these plans are effectively limited to 5% per year in the future.

11.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2015	2014	2013
Restricted share units ("RSUs")	$201	$187	$174
Performance share awards ("PSAs")	127	132	117
Share options	—	—	2
Employee share purchase plans	11	9	7
Total share-based compensation expense	339	328	300
Tax benefit	95	94	81
Share-based compensation expense, net of tax	$244	$234	$219
Restricted Share Units
RSUs generally vest between three and five years. The fair value of RSUs is based upon the market value of Aon ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all non-vested awards. Compensation expense associated with RSUs is recognized on a straight-line basis over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.
A summary of the status of the Company's RSUs is as follows (shares in thousands):

Years ended December 31	2015		2014		2013
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of year	8,381	$63	9,759	$51	10,432	$44
Granted	2,459	97	2,844	84	3,714	62
Vested	(3,385)	58	(3,732)	49	(3,945)	44
Forfeited	(288)	71	(490)	58	(442)	47
Non-vested at end of year	7,167	77	8,381	63	9,759	51

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2015, 2014 and 2013 was $196 million, $183 million and $172 million, respectively.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management's estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits expense, if necessary. Dividend equivalents are not paid on PSAs.

Information regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2015, 2014 and 2013, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2015	2014	2013
Target PSAs granted	993	816	1,135
Weighted average fair value per share at date of grant	$96	$81	$58
Number of shares that would be issued based on current performance levels	982	1,591	2,191
Unamortized expense, based on current performance levels	$67	$45	$—
During 2015, the Company issued approximately 1.6 million shares in connection with performance achievements related to the 2012 Leadership Performance Plan ("LPP") cycle. During 2014, the Company issued approximately 0.8 million shares in connection with performance achievements related to the 2011 LPP cycle and 0.2 million shares related to other performance plans. During 2013, the Company issued approximately 0.6 million shares in connection with performance achievements related to the 2010 LPP cycle and 0.1 million shares related to other performance plans.
Share Options
The Company did not grant any share options for the years ended December 31, 2015, 2014 and 2013.
A summary of the status of the Company's share options and related information is as follows (shares in thousands):

Years ended December 31	2015		2014		2013
	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share	Shares	Weighted-Average Exercise Price Per Share
Beginning outstanding	2,300	$32	3,462	$32	5,611	$32
Granted	—	—	—	—	—	—
Exercised	(1,450)	27	(1,155)	33	(2,116)	32
Forfeited and expired	(13)	39	(7)	37	(33)	34
Outstanding at end of year	837	40	2,300	32	3,462	32
Exercisable at end of year	837	40	2,273	32	3,270	32
Shares available for grant	12,179		16,333		11,330
A summary of options outstanding and exercisable as of December 31, 2015 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share	Shares Exercisable	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price Per Share
19.54 - 25.51	79	2.18	$20.18	79	2.18	$20.18
25.52 - 32.53	25	1.93	29.15	25	1.93	29.15
32.54 - 36.88	160	1.14	35.77	160	1.14	35.77
36.89 - 43.44	247	3.12	39.32	247	3.12	39.32
43.45 - 52.93	326	2.46	48.26	326	2.46	48.26
	837			837
The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $92.21 as of December 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2015, the aggregate intrinsic value of options outstanding was $44 million, of which $44 million was exercisable.

Other information related to the Company's share options is as follows (in millions):

	2015	2014	2013
Aggregate intrinsic value of stock options exercised	$104	$61	$73
Cash received from the exercise of stock options	40	38	61
Tax benefit realized from the exercise of stock options	36	16	15
Unamortized deferred compensation expense, which includes both options and RSUs, amounted to $378 million as of December 31, 2015, with a remaining weighted-average amortization period of approximately 2.1 years.
Employee Share Purchase Plan
United States
The Company has an employee share purchase plan that provides for the purchase of a maximum of 7.5 million shares of the Company's ordinary shares by eligible U.S. employees. The Company's ordinary shares were purchased at 6-month intervals at 85% of the lower of the fair market value of the ordinary shares on the first or last day of each 6-month period. In 2015, 2014, and 2013, 411,636 shares, 439,000 shares and 556,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $9 million in 2015, $7 million in 2014, and $6 million in 2013.
United Kingdom
The Company also has an employee share purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and that is similar to the U.S. plan previously described. Three-year periods began in 2015, 2014, 2013, allowing for the purchase of a maximum of 100,000, 300,000, and 350,000 shares, respectively. In 2015, 2014, and 2013, 2,779 shares, 642 shares, and 172,110 shares, respectively, were issued under the plan. Compensation expense of $2 million was recognized in 2015 and 2014, as compared to $1 million of compensation expense in 2013.
12.    Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures. The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, or enters into monetary intercompany transfers denominated in a currency that differs from its functional currency, or other transactions that are denominated in a currency other than its functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options and cross-currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.
The Company also uses foreign exchange derivatives, typically forward contracts and options to economically hedge the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30-day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Consolidated Statements of Income.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
As of December 31	2015	2014	2015	2014	2015	2014
Foreign exchange contracts:
Accounted for as hedges	778	1,200	32	46	18	58
Not accounted for as hedges (3)	280	165	—	—	—	—
Total	$1,058	$1,365	$32	$46	$18	$58

(1)	Included within Other current assets ($15 million in 2015 and $24 million in 2014, respectively) or Other non-current assets ($17 million in 2015 and $22 million in 2014, respectively)

(2)	Included within Other current liabilities ($13 million in 2015 and $52 million in 2014, respectively) or Other non-current liabilities ($5 million in 2015 and $6 million in 2014, respectively)

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	32	46	(13)	(14)	19	32
______________________________________________
(1) Included within Other current assets ($6 million in 2015 and $12 million in 2014, respectively) or Other non-current assets ($13 million in 2015 and $20 million in 2014, respectively)

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (2)
Derivatives accounted for as hedges:	2015	2014	2015	2014	2015	2014
Foreign exchange contracts	18	58	(13)	(14)	5	44
______________________________________________
(2) Included within Other current liabilities ($4 million in 2015 and $40 million in 2014, respectively) or Other non-current liabilities ($1 million in 2015 and $4 million in 2014, respectively)

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2015	4	(3)	—	(10)	(9)
2014	11	(3)	—	(10)	(2)
2013	(17)	—	—	13	(4)

Cash Flow Hedge - Foreign Exchange Contracts
Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2015	4	(1)	(9)	(11)	(17)
2014	(5)	3	(10)	(2)	(14)
2013	(12)	(9)	(3)	14	(10)
The amount of gain (loss) recognized in the Consolidated Financial Statements is as follows (in millions):

	Twelve months ended December 31,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)			Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2015	2014	2013	2015	2014	2013
Fair value hedges:
Foreign exchange contracts (2)	$—	$(9)	$(8)	$—	$9	$8

(1)	Included in interest expense

(2)	Relates to fixed rate debt
The Company estimates that approximately $7 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2015, 2014 and 2013 was not material.
The Company recorded a loss of $8 million, $18 million, and $18 million in Other income for foreign exchange derivatives not designated or qualifying as hedges for 2015, 2014, and 2013, respectively.
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
The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,396	$1,396	$—	$—
Other investments:
Corporate bonds	—	—	—	—
Government bonds	1	—	1	—
Equity investments	10	6	4	—
Derivatives (2):
Interest rate contracts	—	—	—	—
Foreign exchange contracts	32	—	32	—
Liabilities:
Derivatives:
Foreign exchange contracts	18	—	18	—

(1)
Includes $1,396 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	See Note 12 "Derivatives and Hedging" for additional information regarding the Company's derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,850	$1,850	$—	$—
Other investments:
Corporate bonds	1	—	—	1
Government bonds	6	—	6	—
Equity investments	11	6	5	—
Derivatives (2):
Interest rate contracts	—	—	—	—
Foreign exchange contracts	46	—	46	—
Liabilities:
Derivatives:
Foreign exchange contracts	58	—	58	—

(1)
Includes $1,850 million of money market funds that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	See Note 12 "Derivatives and Hedging" for additional information regarding the Company's derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2015 or 2014. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income during 2015 related to assets and liabilities measured at fair value using unobservable inputs. There were no realized or unrealized gains or losses recognized in the Consolidated Statements of Income during 2014 related to assets and liabilities measured at fair value using unobservable inputs. There were $6 million of realized gains and no unrealized losses recognized in the Consolidated Statements of Income during 2013 related to assets and liabilities measure at fair value using unobservable inputs.
The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,175	$5,386	$4,799	$5,268
14.    Commitments and Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and estimable are not accrued for in the financial statements.
We have included in the matters described below certain matters in which (1) loss is probable (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, we may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.3 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate.
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
A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips sought approximately £189 million ($282 million at December 31, 2015 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips increased the amount of its claim to £290 million ($432 million at December 31, 2015 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.
On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at December 31, 2015 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 17 million ($17 million at December 31, 2015 exchange rates) and $3 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 28 million ($28 million at December 31, 2015 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 13 million ($13 million at December 31, 2015 exchange rates) and $5 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Aon subsidiary's maximum liability on appeal is limited to CHF 9 million ($9 million at December 31, 2015 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid. The appeal is now under submission.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court,

Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($67 million at December 31, 2015 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing was set for October 2015, but has been postponed to permit the parties to discuss possible settlement. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.
On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand (Aon) in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD $184 million ($126 million at December 31, 2015 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Settled/Closed Matters
As described more fully in our Form 10-Q for the period ended June 30, 2015, in the second quarter of 2015, we settled legacy litigation with Huntington Ingalls Industries, Inc. in exchange for a payment of $150 million made by Aon during the same period, and an arbitral panel issued an award that rejected claims made by AXA Versicherung Aktiengesellschaft (“AXA”) and ordered AXA to reimburse Aon for its legal fees and costs in the amount of €2 million ($2 million at June 30, 2015 exchange rates).
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
Letters of Credit
The Company had total letters of credit ("LOCs") outstanding of approximately $58 million at December 31, 2015, compared to $95 million at December 31, 2014. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments
The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at December 31, 2015 compared to $14 million at December 31, 2014. During 2015, the Company funded $2 million of these commitments.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $104 million at December 31, 2015 compared to $112 million at December 31, 2014.
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
Aon's total revenue is as follows (in millions):

Years ended December 31	2015	2014	2013
Risk Solutions	$7,426	$7,834	$7,789
HR Solutions	4,303	4,264	4,057
Intersegment eliminations	(47)	(53)	(31)
Total revenue	$11,682	$12,045	$11,815
Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2015	2014	2013
Retail brokerage	$6,044	$6,334	$6,256
Reinsurance brokerage	1,361	1,474	1,505
Total Risk Solutions Segment	7,405	7,808	7,761
Consulting services	1,686	1,700	1,626
Outsourcing	2,658	2,607	2,469
Intrasegment	(41)	(43)	(38)
Total HR Solutions Segment	4,303	4,264	4,057
Intersegment	(47)	(53)	(31)
Total commissions, fees and other revenue	$11,661	$12,019	$11,787

Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2015	2014	2013
Risk Solutions	$21	$26	$28
HR Solutions	—	—	—
Total fiduciary investment income	$21	$26	$28
A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

Years ended December 31	2015	2014	2013
Risk Solutions	$1,506	$1,648	$1,540
HR Solutions	536	485	318
Segment income before income taxes	2,042	2,133	1,858
Unallocated expenses	(194)	(167)	(187)
Interest income	14	10	9
Interest expense	(273)	(255)	(210)
Other income	100	44	68
Income before income taxes	$1,689	$1,765	$1,538
Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of debt obligations.
Other income consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.
Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in consolidated results.
Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2015	$11,682	$6,063	$1,053	$1,527	$1,909	$1,130
2014	12,045	5,824	1,176	1,623	2,189	1,233
2013	11,815	5,574	1,214	1,544	2,304	1,179
Consolidated non-current assets by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2015	$13,051	$7,072	$416	$2,723	$2,270	$570
2014	13,805	7,793	493	2,700	2,179	640
16.    Guarantee of Registered Securities
As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040 (collectively, the "Aon Corp Notes"). Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January

2027 and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, and the 2.80% Notes due March 2021 (collectively, the "Aon plc Notes"). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth condensed consolidating statements of income, condensed consolidating statements of comprehensive income for the years ended December 31, 2015, 2014, and 2013, condensed consolidating statements of financial position as of December 31, 2015 and December 31, 2014, and condensed consolidating statements of cash flows for the years ended December 31, 2015, 2014, and 2013 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
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
Certain amounts in prior year's consolidating statements of income have been reclassified and adjusted to conform to the 2015 presentation. In prior periods, other income (expense) from intercompany transactions were recognized in Compensation and benefits and Other general expenses. These amounts are now included in Intercompany other income (expense) in the Condensed Consolidating Statements of Income. The Company believes this provides greater clarity into the income generated from operations and intercompany transactions.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$11,661	$—	$11,661
Fiduciary investment income	—	—	21	—	21
Total revenue	—	—	11,682	—	11,682
Expenses
Compensation and benefits	136	32	6,669	—	6,837
Other general expenses	8	7	2,982	—	2,997
Total operating expenses	144	39	9,651	—	9,834
Operating (loss) income	(144)	(39)	2,031	—	1,848
Interest income	(19)	14	19	—	14
Interest expense	(121)	(130)	(22)	—	(273)
Intercompany interest income (expense)	429	(479)	50	—	—
Intercompany other income (expense)	302	(422)	120	—	—
Other Income	(1)	—	101	—	100
Income (loss) before taxes	446	(1,056)	2,299	—	1,689
Income tax expense (benefit)	45	(262)	484	—	267
Income (loss) before equity in earnings of subsidiaries	401	(794)	1,815	—	1,422
Equity in earnings of subsidiaries, net of tax	984	1,319	525	(2,828)	—
Net income	1,385	525	2,340	(2,828)	1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,385	$525	$2,303	$(2,828)	$1,385

Condensed Consolidating Statement of Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$12,019	$—	$12,019
Fiduciary investment income	—	—	26	—	26
Total revenue	—	—	12,045	—	12,045
Expenses
Compensation and benefits	140	16	6,858	—	7,014
Other general expenses	3	5	3,057	—	3,065
Total operating expenses	143	21	9,915	—	10,079
Operating (loss) income	(143)	(21)	2,130	—	1,966
Interest income	(9)	2	17	—	10
Interest expense	(75)	(139)	(41)	—	(255)
Intercompany interest income (expense)	449	(298)	(151)	—	—
Intercompany other income (expense)	342	(390)	48	—	—
Other income	2	5	37	—	44
Income (loss) before taxes	566	(841)	2,040	—	1,765
Income tax expense (benefit)	74	(192)	452	—	334
Income (loss) before equity in earnings of subsidiaries	492	(649)	1,588	—	1,431
Equity in earnings of subsidiaries, net of tax	905	1,214	565	(2,684)	—
Net income	1,397	565	2,153	(2,684)	1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$565	$2,119	$(2,684)	$1,397

Condensed Consolidating Statement of Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated
Revenue
Commissions, fees and other	$3	$—	$11,784	$—	$11,787
Fiduciary investment income	—	—	28	—	28
Total revenue	3	—	11,812	—	11,815
Expenses
Compensation and benefits	111	50	6,784	—	6,945
Other general expenses	—	—	3,199	—	3,199
Total operating expenses	111	50	9,983	—	10,144
Operating (loss) income	(108)	(50)	1,829	—	1,671
Interest income	—	3	6	—	9
Interest expense	(20)	(138)	(52)	—	(210)
Intercompany interest (expense) income	120	24	(144)	—	—
Intercompany other (expense) income	38	(168)	130	—	—
Other income (expense)	—	19	49	—	68
(Loss) income before taxes	30	(310)	1,818	—	1,538
Income tax (benefit) expense	12	(64)	442	—	390
(Loss) income before equity in earnings of subsidiaries	18	(246)	1,376	—	1,148
Equity in earnings of subsidiaries, net of tax	1,095	1,061	815	(2,971)	—
Net income	1,113	815	2,191	(2,971)	1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$2,156	$(2,971)	$1,113

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,385	$525	$2,340	$(2,828)	$1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,385	$525	$2,303	$(2,828)	$1,385
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	(47)	(395)	—	(442)
Post-retirement benefit obligation	—	12	143	—	155
Total other comprehensive loss	—	(35)	(260)	—	(295)
Equity in other comprehensive loss of subsidiaries, net of tax	(289)	(268)	(303)	860	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive loss attributable to Aon shareholders	(289)	(303)	(557)	860	(289)
Comprehensive income attributable to Aon shareholders	$1,096	$222	$1,746	$(1,968)	$1,096

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,397	$565	$2,153	$(2,684)	$1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$565	$2,119	$(2,684)	$1,397
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(3)	7	—	4
Foreign currency translation adjustments	—	(31)	(476)	—	(507)
Post-retirement benefit obligation	—	(315)	55	—	(260)
Total other comprehensive loss	—	(349)	(414)	—	(763)
Equity in other comprehensive income of subsidiaries, net of tax	(760)	(411)	(760)	1,931	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income attributable to Aon shareholders	(760)	(760)	(1,171)	1,931	(760)
Comprehensive income attributable to Aon shareholders	$637	$(195)	$948	$(753)	$637

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,113	$815	$2,191	$(2,971)	$1,148
Less: Net income attributable to noncontrolling interests	—	—	35	—	35
Net income attributable to Aon shareholders	$1,113	$815	$2,156	$(2,971)	$1,113
Other comprehensive loss, net of tax:
Change in fair value of financial instruments	—	5	2	—	7
Foreign currency translation adjustments	—	(60)	(5)	—	(65)
Post-retirement benefit obligation	—	223	70	—	293
Total other comprehensive loss	—	168	67	—	235
Equity in other comprehensive loss of subsidiaries, net of tax	236	69	237	(542)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive loss attributable to Aon shareholders	236	237	305	(542)	236
Comprehensive income attributable to Aon shareholders	$1,349	$1,052	$2,461	$(3,513)	$1,349

Condensed Consolidating Statement of Financial Position

	As of December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,083	$1,242	$(2,941)	$384
Short-term investments	—	209	147	—	356
Receivables, net	1	—	2,733	—	2,734
Fiduciary assets	—	—	9,932	—	9,932
Intercompany receivables	432	1,950	7,957	(10,339)	—
Other current assets	3	218	347	(2)	566
Total Current Assets	436	4,460	22,358	(13,282)	13,972
Goodwill	—	—	8,448	—	8,448
Intangible assets, net	—	—	2,180	—	2,180
Fixed assets, net	—	—	765	—	765
Deferred tax assets	154	558	107	(678)	141
Intercompany receivables	375	526	8,633	(9,534)	—
Prepaid Pension	—	6	1,027	—	1,033
Other non-current assets	28	124	557	(84)	625
Investment in subsidiary	11,804	16,534	369	(28,707)	—
TOTAL ASSETS	$12,797	$22,208	$44,444	$(52,285)	$27,164
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$9,932	$—	$9,932
Short-term debt and current portion of long-term debt	—	550	12	—	562
Accounts payable and accrued liabilities	2,988	45	1,680	(2,941)	1,772
Intercompany payables	167	9,518	654	(10,339)	—
Other current liabilities	47	56	720	(3)	820
Total Current Liabilities	3,202	10,169	12,998	(13,283)	13,086
Long-term debt	3,482	1,418	275	—	5,175
Deferred tax liabilities	—	—	854	(678)	176
Pension, other post-retirement and other post-employment liabilities	—	1,313	482	—	1,795
Intercompany payables	—	8,799	735	(9,534)	—
Other non-current liabilities	7	140	705	(83)	769
TOTAL LIABILITIES	6,691	21,839	16,049	(23,578)	21,001
TOTAL AON SHAREHOLDERS’ EQUITY	6,106	369	28,338	(28,707)	6,106
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	6,106	369	28,395	(28,707)	6,163
TOTAL LIABILITIES AND EQUITY	$12,797	$22,208	$44,444	$(52,285)	$27,164

Condensed Consolidating Statement of Financial Position

	As of December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,727	$1,361	$(3,714)	$374
Short-term investments	—	165	229	—	394
Receivables, net	—	—	2,815	—	2,815
Fiduciary assets	—	—	11,638	—	11,638
Intercompany receivables	455	2,814	9,156	(12,425)	—
Other current assets	2	226	407	(33)	602
Total Current Assets	457	5,932	25,606	(16,172)	15,823
Goodwill	—	—	8,860	—	8,860
Intangible assets, net	—	—	2,520	—	2,520
Fixed assets, net	—	—	765	—	765
Deferred tax assets	159	570	113	(698)	144
Intercompany receivables	7,399	600	111	(8,110)	—
Prepaid Pension	—	6	927	—	933
Other non-current assets	20	121	678	(92)	727
Investment in subsidiary	4,962	15,200	1,880	(22,042)	—
TOTAL ASSETS	$12,997	$22,429	$41,460	$(47,114)	$29,772
LIABILITIES AND EQUITY
Fiduciary liabilities	$—	$—	$11,638	$—	$11,638
Short-term debt and current portion of long-term debt	—	767	16	—	783
Accounts payable and accrued liabilities	3,755	58	1,706	(3,714)	1,805
Intercompany payables	122	8,960	3,343	(12,425)	—
Other current liabilities	—	49	772	(33)	788
Total Current Liabilities	3,877	9,834	17,475	(16,172)	15,014
Long-term debt	2,544	1,917	338	—	4,799
Deferred tax liabilities	—	—	1,011	(698)	313
Pension, other post-retirement and other post-employment liabilities	—	1,396	745	—	2,141
Intercompany payables	—	7,277	833	(8,110)	—
Other non-current liabilities	5	125	836	(92)	874
TOTAL LIABILITIES	6,426	20,549	21,238	(25,072)	23,141
TOTAL AON SHAREHOLDERS’ EQUITY	6,571	1,880	20,162	(22,042)	6,571
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	6,571	1,880	20,222	(22,042)	6,631
TOTAL LIABILITIES AND EQUITY	$12,997	$22,429	$41,460	$(47,114)	$29,772

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$695	$464	$2,523	$(1,673)	$2,009
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	27	193	—	220
Payments for investments	(13)	(47)	(219)	13	(266)
Net (purchases) sales of short-term investments - non-fiduciary	—	(42)	51	—	9
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Proceeds from sale of businesses	—	—	205	—	205
Capital expenditures	—	—	(290)	—	(290)
CASH USED FOR (PROVIDED BY) INVESTING ACTIVITIES	(13)	(62)	(76)	13	(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,550)	—	—	—	(1,550)
Advances from (to) affiliates and other (1)	232	(326)	(2,339)	2,433	—
Issuance of shares for employee benefit plans	(29)	—	(1)	—	(30)
Issuance of debt	1,318	4,026	7	—	5,351
Repayment of debt	(330)	(4,746)	(22)	—	(5,098)
Cash dividends to shareholders	(323)	—	—	—	(323)
Noncontrolling interests and other financing activities	—	—	(39)	—	(39)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(682)	(1,046)	(2,394)	2,433	(1,689)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(172)	—	(172)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(644)	(119)	773	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,083	$1,242	$(2,941)	$384
(1) Advances from (to) affiliates and other includes activity related to the Company's intercompany and cash pooling arrangements.

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$769	$(927)	$1,970	$—	$1,812
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	39	13	—	52
Payments for investments	—	(20)	—	—	(20)
Net purchases of short-term investments - non-fiduciary	—	(3)	113	—	110
Acquisition of businesses, net of cash acquired	—	—	(479)	—	(479)
Proceeds from sale of businesses	—	—	48	—	48
Capital expenditures	—	—	(256)	—	(256)
CASH USED FOR INVESTING ACTIVITIES	—	16	(561)	—	(545)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(2,250)	—	—	—	(2,250)
Advances from (to) affiliates and other (1)	19	3,215	(536)	(2,698)	—
Issuance of shares for employee benefit plans	(105)	—	—	—	(105)
Issuance of debt	2,908	2,326	5	—	5,239
Repayment of debt	(1,068)	(2,150)	(700)	—	(3,918)
Cash dividends to shareholders	(273)	—	—	—	(273)
Noncontrolling interests and other financing activities	—	—	4	—	4
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(769)	3,391	(1,227)	(2,698)	(1,303)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(67)	—	(67)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	2,480	115	(2,698)	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,727	$1,361	$(3,714)	$374
(1) Advances from (to) affiliates and other includes activity related to the Company's intercompany and cash pooling arrangements.

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2013
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$70	$(441)	$2,124	$—	$1,753
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	8	85	—	93
Payments for investments	—	(15)	—	—	(15)
Net sales of short-term investments - non-fiduciary	—	(74)	(100)	—	(174)
Acquisition of businesses, net of cash acquired	—	—	(54)	—	(54)
Proceeds from sale of businesses	—	7	33	—	40
Capital expenditures	—	—	(229)	—	(229)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(74)	(265)	—	(339)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,102)	—	—	—	(1,102)
Advances from (to) affiliates	460	996	(479)	(977)	—
Issuance of shares for employee benefit plans	(22)	—	—	—	(22)
Issuance of debt	1,730	2,944	232	—	4,906
Repayment of debt	(1,055)	(3,377)	(247)	—	(4,679)
Cash dividends to shareholders	(212)	—	—	—	(212)
Noncontrolling interests and other financing activities		—	(27)	—	(27)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(201)	563	(521)	(977)	(1,136)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(92)	—	(92)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131)	48	1,246	(977)	186
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	131	199	—	(39)	291
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$247	$1,246	$(1,016)	$477

17.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2015 and 2014 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2015
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,842	$2,800	$2,736	$3,283	$11,661
Fiduciary investment income	5	5	6	5	21
Total revenue	$2,847	$2,805	$2,742	$3,288	$11,682
Operating income	$441	$277	$413	717	$1,848
Net income	341	188	303	590	1,422
Less: Net income attributable to noncontrolling interests	13	10	8	6	37
Net income attributable to Aon shareholders	$328	$178	$295	$584	$1,385
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.15	$0.63	$1.05	$2.12	$4.93
Diluted net income per share attributable to Aon shareholders	$1.14	$0.62	$1.05	$2.09	$4.88
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.25	$0.30	$0.30	$0.30	$1.15
Price range:
High	$107.08	$104.70	$103.38	$97.79	$107.08
Low	$89.35	$95.32	$87.58	$86.38	$86.38
Shares outstanding	281.7	279.8	273.9	269.8	269.8
Average monthly trading volume	24.5	24.9	26.5	26.6	25.6

	1Q	2Q	3Q	4Q	2014
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,941	$2,913	$2,873	$3,292	$12,019
Fiduciary investment income	6	6	7	7	26
Total revenue	$2,947	$2,919	$2,880	$3,299	$12,045
Operating income	$469	$445	$417	$635	$1,966
Net income	336	313	315	467	1,431
Less: Net income attributable to noncontrolling interests	11	9	6	8	34
Net income attributable to Aon shareholders	$325	$304	$309	$459	$1,397
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.07	$1.02	$1.06	$1.60	$4.73
Diluted net income per share attributable to Aon shareholders	$1.06	$1.01	$1.04	$1.56	$4.66
CLASS A ORDINARY SHARE DATA
Dividends paid per share	$0.18	$0.25	$0.25	$0.25	$0.92
Price range:
High	$87.45	$91.07	$91.28	$98.10	$98.10
Low	$76.49	$78.60	$83.06	$78.26	$76.49
Shares outstanding	296.5	290.5	285.1	280.0	280.0
Average monthly trading volume	32.6	28.5	26.3	34.1	30.4

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2015. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young, LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."
Changes in Internal Control Over Financial Reporting
No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2015 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
Aon plc
We have audited Aon plc's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Aon plc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Aon plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon plc as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 22, 2016 expressed an unqualified opinion thereon.
Chicago, Illinois
February 22, 2016

Item 9B.    Other Information.
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Resolutions Regarding the Election of Directors" in our Proxy Statement for the 2016 Annual General Meeting of Shareholders to be held on June 24, 2016 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Item 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, Aon plc, 122 Leadenhall Street, London EC3V 4AN, United Kingdom. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
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
Information relating to compensation committee interlocks and insider participation is incorporated by reference to the information under the heading "Compensation Discussion and Analysis - Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2015 and 2014
Consolidated Statements of Income — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity — Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows — Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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

4.7*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon and Computershare Trust Company of Canada, as Trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.

4.8*
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

4.9*	Form of 3.50% Senior Note due 2015 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.10*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.11*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on September 10, 2010.

4.12*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on March 8, 2011.

4.13*
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

4.14*	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2011.

4.15*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on December 13, 2012.

4.16*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon's Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.17*
Indenture, dated as of May 24, 2013, among Aon, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.18*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 24, 2013.

4.19*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on November 26, 2013.

4.20*	Form of 2.875% Senior Note due 2016 - incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 13, 2014.

4.21*	Form of 3.500% Senior Note due 2024 - incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2014.

4.22*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on May 27, 2014.

4.23*
Amended and Restated Indenture, dated as of May 20, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) - incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 20, 2015.

4.24*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on May 20, 2015.

4.25*
Indenture, dated as of November 13, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the guarantee) - incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on November 13, 2015.

4.26*	Form of 2.800% Senior Note due 2021 - incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on November 13, 2015.

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

10.6*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.7*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

10.8*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.9*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.10*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.11*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.12*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.13*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.14*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.15*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.16*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.17*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.18*#
Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.

10.19*#
First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.20*#
Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.21*#
Aon Deferred Compensation Plan (as amended and restated effective as of September 20, 2013) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.22*#
Aon Deferred Compensation Plan (as Amended and Restated Effective as of January 1, 2008) - incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 1 to Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on April 2, 2012.

10.23*#	First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.24*#	Executive Committee Combined Severance and Change in Control Plan - incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended December 11, 2015.

10.25*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.26*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.27*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.28*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.29*#
Aon Corporation Executive Special Severance Plan, as amended and restated April 2, 2012 and as assumed by Aon plc as of April 2, 2012 — incorporated by reference to Exhibit 10.14 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.30*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.31*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.32*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 23, 2015.

10.33*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.34*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.35*#	Amended International Assignment Letter with Gregory C. Case dated July 1, 2014 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.36*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.

10.37*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2012.

10.38*#
Amendment to Employment Agreement, dated as of February 20, 2015, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2015.

10.39*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Christa Davies — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012

10.40*#	Amended International Assignment Letter with Christa Davies dated July 1, 2014 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.41*#
Change in Control Agreement entered into as of March 27, 2012 by and between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2012.

10.42*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.43*#
Amended and Restated Employment Agreement, dated as of July 8, 2015, by and between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on July 14, 2015.

10.44*#
Change in Control Agreement dated December 7, 2010 between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.45*#
International Assignment Letter dated as of January 12, 2012 by and between Aon and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 13, 2012.

10.46*#
Amended International Assignment Letter with Stephen P. McGill dated July 1, 2014 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.47*#
Employment Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb. - incorporated by reference to Exhibit 10.46 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.48*#
Change-in-Control Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb. - incorporated by reference to Exhibit 10.47 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.49*#
International Assignment Letter, dated as of January 12, 2012, by and between Aon Corporation and Peter M. Lieb. - incorporated by reference to Exhibit 10.48 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.50*#	Amended International Assignment Letter with Peter M. Lieb dated July 1, 2014. - incorporated by reference to Exhibit 10.49 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.51*#
Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.52*#
Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool — incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.53*#
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2015.

10.54*#
Change in Control Agreement, dated as of February 24, 2015, by and between Aon plc, Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2015.

10.57*#	Aon plc Leadership Performance Program for 2013-2015 - incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.58*#	Aon plc Leadership Performance Program for 2014-2016 - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.59*#	Aon plc Leadership Performance Program for 2015-2017 - incorporated by reference to Exhibit 10.6 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.60*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

10.61*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.7 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.62*#
Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).

10.63*#
First Amendment to the Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc., dated April 2, 2012 — incorporated by reference to Exhibit 10.8 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.64*#	Aon plc 2011 Incentive Plan, as amended and restated effective June 24, 2014 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.65*#	Deed of Assumption of Aon plc dated April 2, 2012 — incorporated by reference to Exhibit 10.7 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.66*#
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

10.67*#	Form of Change in Control Agreement — incorporated by reference to Exhibit 10.15 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.68*#
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, President and Chief Executive Officer
Date:	February 22, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2016
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 22, 2016
Lester B. Knight

/s/ FULVIO CONTI	Director	February 22, 2016
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 22, 2016
Cheryl A. Francis

/s/ JAMES W. LENG	Director	February 22, 2016
James W. Leng

/s/ J. MICHAEL LOSH	Director	February 22, 2016
J. Michael Losh

/s/ ROBERT S. MORRISON	Director	February 22, 2016
Robert S. Morrison

/s/ RICHARD B. MYERS	Director	February 22, 2016
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 22, 2016
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 22, 2016
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 22, 2016
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2016
Christa Davies

/s/ LAUREL MEISSNER	Senior Vice President and Global Controller (Principal Accounting Officer)	February 22, 2016
Laurel Meissner

QuickLinks