Form 10-Q
period 2016-03-31
Aon plc
filed 2016-04-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of April 21, 2016:  264,918,514 million

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2016	March 31, 2015
Revenue
Commissions, fees and other	$2,787	$2,842
Fiduciary investment income	5	5
Total revenue	2,792	2,847
Expenses
Compensation and benefits	1,649	1,683
Other general expenses	693	723
Total operating expenses	2,342	2,406
Operating income	450	441
Interest income	2	3
Interest expense	(69)	(65)
Other income	18	42
Income before income taxes	401	421
Income taxes	74	80
Net income	327	341
Less: Net income attributable to noncontrolling interests	12	13
Net income attributable to Aon shareholders	$315	$328

Basic net income per share attributable to Aon shareholders	$1.16	$1.15
Diluted net income per share attributable to Aon shareholders	$1.15	$1.14
Cash dividends per share paid on ordinary shares	$0.30	$0.25
Weighted average ordinary shares outstanding - basic	271.7	284.2
Weighted average ordinary shares outstanding - diluted	273.7	287.1

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2016	March 31, 2015
Net income	$327	$341
Less: Net income attributable to noncontrolling interests	12	13
Net income attributable to Aon shareholders	$315	$328
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(7)	5
Foreign currency translation adjustments	(79)	(322)
Post-retirement benefit obligation	(201)	23
Total other comprehensive (loss)	(287)	(294)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	—	(1)
Total other comprehensive (loss) attributable to Aon shareholders	(287)	(293)
Comprehensive income attributable to Aon shareholders	$28	$35

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$465	$384
Short-term investments	587	356
Receivables, net	2,591	2,734
Fiduciary assets	9,776	9,932
Other current assets	622	562
Total Current Assets	14,041	13,968
Goodwill	8,411	8,448
Intangible assets, net	2,108	2,180
Fixed assets, net	766	765
Non-current deferred tax assets	171	141
Prepaid pension	737	1,033
Other non-current assets	579	592
TOTAL ASSETS	$26,813	$27,127

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,420	$1,772
Short-term debt and current portion of long-term debt	695	562
Fiduciary liabilities	9,776	9,932
Other current liabilities	902	820
Total Current Liabilities	12,793	13,086
Long-term debt	5,902	5,138
Non-current deferred tax liabilities	177	176
Pension, other post-retirement and post-employment liabilities	1,756	1,795
Other non-current liabilities	838	769
TOTAL LIABILITIES	21,466	20,964

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2016 - 264.8; 2015 - 269.8)	3	3
Additional paid-in capital	5,388	5,409
Retained earnings	3,600	4,117
Accumulated other comprehensive loss	(3,710)	(3,423)
TOTAL AON SHAREHOLDERS' EQUITY	5,281	6,106
Noncontrolling interests	66	57
TOTAL EQUITY	5,347	6,163
TOTAL LIABILITIES AND EQUITY	$26,813	$27,127

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2015	269.8	$5,412	$4,117	$(3,423)	$57	$6,163
Net income	—	—	315	—	12	327
Shares issued - employee benefit plans	0.3	18	—	—	—	18
Shares issued - employee compensation	2.4	(123)	—	—	—	(123)
Shares purchased	(7.7)	—	(750)	—	—	(750)
Tax benefit - employee benefit plans	—	40	—	—	—	40
Share-based compensation expense	—	85	—	—	—	85
Dividends to shareholders	—	—	(82)	—	—	(82)
Net change in fair value of financial instruments	—	—	—	(7)	—	(7)
Net foreign currency translation adjustments	—	—	—	(79)	—	(79)
Net post-retirement benefit obligation	—	—	—	(201)	—	(201)
Purchases of shares from noncontrolling interests	—	(41)	—	—	(3)	(44)
Balance at March 31, 2016	264.8	$5,391	$3,600	$(3,710)	$66	$5,347

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$327	$341
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(35)	(19)
Depreciation of fixed assets	56	56
Amortization of intangible assets	67	80
Share-based compensation expense	85	90
Deferred income taxes	23	7
Change in assets and liabilities:
Fiduciary receivables	399	173
Short-term investments — funds held on behalf of clients	(285)	63
Fiduciary liabilities	(114)	(236)
Receivables, net	110	49
Accounts payable and accrued liabilities	(348)	(348)
Current income taxes	(31)	27
Pension, other post-retirement and other post-employment liabilities	(50)	(66)
Other assets and liabilities	69	81
CASH PROVIDED BY OPERATING ACTIVITIES	273	298

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	13	3
Purchases of investments	(14)	(1)
Net (purchases) sales of short-term investments — non-fiduciary	(227)	42
Acquisition of businesses, net of cash acquired	(16)	(21)
Proceeds from sale of businesses	97	41
Capital expenditures	(52)	(62)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(199)	2

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(685)	(250)
Issuance of shares for employee benefit plans	(65)	(114)
Issuance of debt	1,045	870
Repayment of debt	(175)	(686)
Cash dividends to shareholders	(82)	(71)
Noncontrolling interests and other financing activities	(42)	(6)
CASH USED FOR FINANCING ACTIVITIES	(4)	(257)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	11	(39)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81	4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	384	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$465	$378

Supplemental disclosures:
Interest paid	$52	$63
Income taxes paid, net of refunds	$41	$46

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

Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results for the three months ended March 31, 2016 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2016.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2016 presentation.

In prior periods, prepaid pensions were included in Other non-current assets in the Condensed Consolidated Statement of Financial Position. These amounts are now separately disclosed in the Condensed Consolidated Statement of Financial Position. Prepaid pensions were $737 million at March 31, 2016 and $1,033 million at December 31, 2015.

Upon vesting of certain share-based payment arrangements, employees may elect to use a portion of the shares to satisfy tax withholding requirements, in which case Aon makes a payment to the taxing authority on the employee’s behalf and remits the remaining shares to the employee.   The Company has historically presented amounts due to taxing authorities within Cash Flows From Operating Activities in the Condensed Consolidated Statements of Cash Flows.  The amounts are now included in “Issuance of shares for employee benefit plans” within Cash Flows From Financing Activities.  The Company believes this presentation provides greater clarity into the operating and financing activities of the Company as the substance and accounting for these transactions is that of a share repurchase.  It also aligns the Company’s presentation to be consistent with industry practice and share-based compensation guidance issued by the Financial Accounting Standards Board ("FASB") in March 2016.  Amounts reported in Issuance of shares for employee benefit plans were $128 million and $162 million, respectively, for the three months ended March 31, 2016 and March 31, 2015.  These amounts, which were reclassified from Accounts payable and accrued liabilities and Other assets and liabilities, were $118 million and $44 million for the three months ended March 31, 2015.

Changes to the presentation in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 were made related to certain line items within financing activities.  In 2016, Purchases of shares from noncontrolling interests and Dividends paid to noncontrolling interests have been aggregated in a new line item titled “Noncontrolling interests and other financing activities” within financing activities. The balances held in these line items for the three months ended March 31, 2015 was $(5) million and $(1) million, respectively.

In April 2015, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance became effective for Aon in the first quarter of 2016, which required retrospective application to prior year comparable periods. For the year ended December 31, 2015, Aon reclassified $4 million from Other current assets and $33 million from Other non-current assets to Long-term debt on the Condensed Consolidated Statement of Financial Position.

In the first quarter, Aon retrospectively adopted FASB's new accounting guidance on consolidations. No material changes were identified upon adoption of this new guidance.

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

2.  Accounting Principles and Practices

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted beginning the first quarter of 2017. The guidance permits two methods of transition upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The impact from the adoption of this guidance on the Company's Condensed Consolidated Financial Statements cannot be determined at this time. The Company is also determining the appropriate method of transition to the guidance, but expects to adopt upon the effective date of January 1, 2018.

Presentation of Deferred Taxes

In November 2015, the FASB issued new accounting guidance on the balance sheet presentation of deferred taxes, which requires that deferred tax liabilities and assets be classified as non-current. The guidance is effective for Aon in the first quarter of 2017, however, the Company expects to early adopt this guidance in 2016 and retrospectively apply its requirements to all periods presented. The adoption of this guidance is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

Financial Assets and Liabilities

In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Company's Condensed Consolidated Financial Statements.
Leases

In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from currently effective U.S. GAAP. The new standard will be effective for the Company in the first quarter of 2019, with early application permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company is currently evaluating the impact the standard will have on the Company's Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.
Share-based Compensation

In March 2016, the FASB issued new accounting guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.  Further, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity.  The guidance is effective for Aon in the first quarter of 2017 and early adoption is permitted.  Aon is currently evaluating the impact that the standard will have on the Company's Condensed Consolidated Financial Statements.

3.  Cash and Cash Equivalents and Short-term Investments

Cash and cash equivalents include cash balances and all highly liquid debt instruments with initial maturities of three months or less.  Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months but less than one year and are carried at amortized cost, respectively, which approximates fair value.

At March 31, 2016, Cash and cash equivalents and Short-term investments were $1,052 million compared to $740 million at December 31, 2015. Of the total balances, $95 million and $105 million was restricted as to its use at March 31, 2016 and December 31, 2015, respectively. Included within the March 31, 2016 and December 31, 2015 balances, respectively, were £43.3 million ($61.2 million at March 31, 2016 exchange rates) and £43.3 million ($64.6 million at December 31, 2015 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2016	2015
Foreign currency remeasurement (loss) gain	(17)	24
Gain on disposal of business	35	19
Equity earnings	2	2
Income (loss) on financial instruments	(2)	(3)
Total	$18	$42

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended March 31,
	2016	2015
Balance at beginning of period	$58	$74
Provision charged to Other general expenses	6	8
Accounts written off, net of recoveries	(2)	(9)
Foreign currency translation	—	(3)
Balance at end of period	$62	$70

Other Current Assets

The components of Other current assets are as follows (in millions):

	March 31, 2016	December 31, 2015
Taxes receivable	$122	$94
Deferred tax assets	232	232
Prepaid expenses	168	130
Deferred project costs	92	92
Other	8	14
Total	$622	$562

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	March 31, 2016	December 31, 2015
Deferred project costs	$205	$210
Investments	131	135
Taxes receivable	81	82
Other	162	165
Total	$579	$592

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	March 31, 2016	December 31, 2015
Deferred revenue	$438	$394
Taxes payable	61	94
Deferred tax liabilities	1	1
Other	402	331
Total	$902	$820

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	March 31, 2016	December 31, 2015
Taxes payable	251	223
Deferred revenue	165	159
Leases	168	166
Compensation and benefits	56	59
Other	198	162
Total	$838	$769

5.  Acquisitions and Dispositions of Businesses

Acquisitions

The number of acquisitions completed within each reportable segment is as follows:

	Three months ended March 31,
	2016	2015
Risk Solutions	—	1
HR Solutions	2	1
Total	2	2

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Three months ended March 31,
	2016	2015
Consideration	$21	$21
Intangible assets:
Goodwill	$7	$16
Other intangible assets	8	1
Total	$15	$17

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

The number of dispositions completed within each reportable segment is as follows:

	Three months ended March 31,
	2015	2014
Risk Solutions	1	1
HR Solutions	1	1
Total	2	2
Total pretax gains, net of losses, recognized were $35 million and $19 million, respectively, for the three months ended March 31, 2016 and March 31, 2015. Gains and losses recognized as a result of a disposition are included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2016 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2016	$5,593	$2,855	$8,448
Goodwill related to current year acquisitions	—	7	7
Goodwill related to disposals	(4)	(26)	(30)
Goodwill related to prior year acquisitions	2	—	2
Foreign currency translation	(11)	(5)	(16)
Balance as of March 31, 2016	$5,580	$2,831	$8,411

Other intangible assets by asset class are as follows (in millions):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,871	1,851	1,020	2,886	1,809	1,077
Technology and other	535	466	69	541	457	84
Total	$4,425	$2,317	$2,108	$4,446	$2,266	$2,180

Amortization expense from finite lived intangible assets was $67 million and $80 million, respectively, for the three months ended March 31, 2016 and 2015.

The estimated future amortization for finite lived intangible assets as of March 31, 2016 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2016	$72	$128	$200
2017	88	137	225
2018	77	91	168
2019	67	73	140
2020	59	60	119
Thereafter	123	114	237
Total	$486	$603	$1,089

7.  Debt

Revolving Credit Facilities

As of March 31, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility originally expiring in February 2020. Effective February 2, 2016, the $900 million multi-currency U.S. credit facility terms were extended for one year and will now expire on February 2, 2021 (the "2021 Facility").

Each of these facilities included customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2016, Aon plc did not have borrowings under either the 2017 Facility or the 2021 Facility, and was in compliance with all covenants contained therein during the three months ended March 31, 2016.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $184 million and $50 million of commercial paper outstanding at March 31, 2016 and December 31, 2015, respectively, which was included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three months ended March 31, 2016 was $177 million. The weighted average interest rate of the commercial paper outstanding for the three months ended March 31, 2016 was 0.11%.

Notes

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.

8.  Income Taxes

The effective tax rate on net income was 18.4% and 19.1% for the three months ended March 31, 2016, and 2015, respectively. The effective tax rate in the first quarter of 2016 was favorably impacted by changes in the geographical distribution of income and certain discrete items.

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

In the three months ended March 31, 2016, the Company repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of approximately $750 million under the Repurchase Programs. Included in the 7.7 million shares repurchased during the three months ended March 31, 2016 was 0.6 million shares purchased in that period which did not settle until April 2016. These shares were settled at an average price per share of $103.58 and total cost of $65 million. In the three months ended March 31, 2015, the Company repurchased 2.5 million shares at an average price per share of $100.15 for a total cost of $250 million under the 2012 Share Repurchase Program. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At March 31, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $3.3 billion. Under the Repurchase Programs, the Company has repurchased a total of 85.7 million shares for an aggregate cost of $6.7 billion.

Net Income Per Share

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2016	2015
Shares for basic earnings per share	271.7	284.2
Common stock equivalents	2.0	2.9
Shares for diluted earnings per share	273.7	287.1

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were 0.5 million and no shares excluded from the calculation for the three months ended March 31, 2016 and 2015, respectively.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2015	$(25)	$(771)	$(2,627)	$(3,423)
Other comprehensive (loss) income before reclassifications, net	(7)	(79)	(219)	(305)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	(1)	—	26	25
Tax benefit	1	—	(8)	(7)
Amounts reclassified from accumulated other comprehensive loss, net	—	—	18	18
Net current period other comprehensive (loss) income	(7)	(79)	(201)	(287)
Balance at March 31, 2016	$(32)	$(850)	$(2,828)	$(3,710)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income.
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.
In March 2016, the Company entered into an insurance contract which covers a portion of the assets within select U.K. pension schemes. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income by $267 million as the fair value in the insurance policies was deemed to be the present value of the current obligation.

10.  Employee Benefits

The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended March 31,
	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	43	49	28	33	7	8
Expected return on plan assets, net of administration expenses	(64)	(75)	(39)	(39)	(12)	(12)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	8	10	13	14	3	3
Net periodic (benefit) cost	(12)	(16)	2	9	(2)	(1)
Curtailment gain and other	—	—	—	(1)	—	—
Total net periodic (benefit) cost	$(12)	$(16)	$2	$8	$(2)	$(1)

Beginning in 2016, the Company has elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension and post-retirement benefit cost for Aon's major pension and other post-retirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, the Company estimated these components of net periodic pension and post-retirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of service and interest costs. This change does not affect the measurement of the projected benefit obligation as the change in the service cost and interest cost is completely offset in the actuarial (gain) loss recorded in other comprehensive income. The Company accounted for this change as a change in estimate and, accordingly, will account for it prospectively.

The Company expects to contribute approximately $79 million, $54 million, and $17 million, based on exchange rates as of December 31, 2015, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2016. During the three months ended March 31, 2016, contributions of $17 million, $13 million, and $7 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

During the three months ended March 31, 2015, contributions of $19 million, $34 million, and $4 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31,
	2016	2015
Restricted share units ("RSUs")	$61	$65
Performance share awards ("PSAs")	20	21
Share options	—	—
Employee share purchase plans	4	4
Total share-based compensation expense	$85	$90

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Three months ended March 31,
	2016		2015
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	7,169	$77	8,381	$63
Granted	849	99	957	97
Vested	(1,379)	73	(1,714)	59
Forfeited	(94)	78	(49)	64
Non-vested at end of period	6,545	81	7,575	69
 ______________________________________________

(1)	Represents per share weighted average fair value of award at date of grant.

Performance Share Awards

The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share performance over a three-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. Compensation expense is recognized over the performance period based on management's estimate of the number of awards expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. Dividend equivalents are not paid on PSAs.

Information as of March 31, 2016 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2016 and the years ended December 31, 2015 and 2014, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2016	2015	2014
Target PSAs granted during period	773	993	816
Weighted average fair value per share at date of grant	$101	$96	$81
Number of shares that would be issued based on current performance levels	773	970	1,570
Unamortized expense, based on current performance levels	$78	$57	$33

Share Options

The Company did not grant any share options during either the three months ended March 31, 2016 or the three months ended March 31, 2015.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	837	$40	2,300	$32
Granted	—	—	—	—
Exercised	(138)	38	(1,293)	26
Forfeited and expired	(4)	41	(9)	36
Outstanding at end of period	695	40	998	39
Exercisable at end of period	695	40	998	39

The weighted average remaining contractual life, in years, of outstanding options was 2.3 years and 2.7 years at March 31, 2016 and 2015, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $104.45 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2016, the aggregate intrinsic value of options outstanding, all of which were exercisable, was $44 million.

Other information related to the Company's share options is as follows (in millions):

	Three months ended March 31,
	2016	2015
Aggregate intrinsic value of stock options exercised	$8	$94
Cash received from the exercise of stock options	5	34
Tax benefit realized from the exercise of stock options	2	34

Unamortized deferred compensation expense, which includes both options and RSUs, amounted to $393 million as of March 31, 2016, with a remaining weighted-average amortization period of approximately 2.0 years.

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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign exchange contracts:
Accounted for as hedges	$804	$778	$23	$32	$17	$18
Not accounted for as hedges (3)	192	280	—	—	—	—
Total	$996	$1,058	$23	$32	$17	$18
______________________________________________

(1)
Included within Other current assets ($9 million at March 31, 2016 and $15 million at December 31, 2015) or Other non-current assets ($14 million at March 31, 2016 and $17 million at December 31, 2015).

(2)
Included within Other current liabilities ($12 million at March 31, 2016 and $13 million at December 31, 2015) or Other non-current liabilities ($5 million at March 31, 2016 and $5 million at December 31, 2015).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign exchange contracts	$23	$32	$(8)	$(13)	$15	$19
______________________________________________
(1) Included within Other current assets ($3 million at March 31, 2016 and $6 million at December 31, 2015) or Other non-current assets ($12 million at March 31, 2016 and $13 million at December 31, 2015).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Foreign exchange contracts	$17	$18	$(7)	$(13)	$10	$5
______________________________________________
(1) Included within Other current liabilities ($7 million at March 31, 2016 and $4 million at December 31, 2015) or Other non-current liabilities ($3 million at March 31, 2016 and $1 million at December 31, 2015).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Three months ended March 31,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$(2)	$(3)	$—	$(5)	$(10)
2015	5	(2)	—	(4)	(1)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Three months ended March 31,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$1	$—	$—	$(1)	$—
2015	—	—	(2)	(8)	(10)
The Company estimates that approximately $15 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2016 and 2015 was not material.

During the three months ended March 31, 2016, the Company recorded a gain of $1 million in Other income for foreign exchange derivatives not designated or qualifying as hedges. During the three months ended March 31, 2015, the Company recorded a gain of $7 million in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,618	$1,618	$—	$—
Other investments:
Corporate bonds	—	—	—	—
Government bonds	1	—	1	—
Equity investments	10	6	4	—
Derivatives (2):
Foreign exchange contracts	23	—	23	—
Liabilities:
Derivatives:
Foreign exchange contracts	17	—	17	—
  ______________________________________________
(1) Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2) See Note 12 "Derivatives and Hedging" for additional information regarding the Company's derivative and hedging activity.

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
  ______________________________________________
(1)  Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2) See Note 12 "Derivatives and Hedging" for additional information regarding the Company's derivative and hedging activity.

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three months ended March 31, 2016 or 2015. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2016 or 2015, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,902	$6,178	$5,138	$5,386

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

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips sought approximately £189 million ($267 million at March 31, 2016 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips increased the amount of its claim to £290 million ($410 million at March 31, 2016 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at March 31, 2016 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at March 31, 2016 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($29 million at March 31, 2016 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($13 million at March 31, 2016 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at March 31, 2016 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid. The appeal is now under submission.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($64 million at March 31, 2016 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing was set for October 2015, but has been postponed to permit the parties to discuss possible settlement. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand (Aon) in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($123 million at March 31, 2016 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $82 million at March 31, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for the Company's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, the Company did not fund these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $75 million at March 31, 2016 compared to $104 million at December 31, 2015.

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

Aon's total revenue is as follows (in millions):

	Three months ended March 31,
	2016	2015
Risk Solutions	$1,872	$1,895
HR Solutions	930	970
Intersegment eliminations	(10)	(18)
Total revenue	$2,792	$2,847

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2016	2015
Retail brokerage	$1,495	$1,513
Reinsurance brokerage	372	377
Total Risk Solutions Segment	1,867	1,890
Consulting services	374	371
Outsourcing	560	604
Intrasegment	(4)	(5)
Total HR Solutions Segment	930	970
Intersegment	(10)	(18)
Total commissions, fees and other revenue	$2,787	$2,842

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2016	2015
Risk Solutions	$5	$5
HR Solutions	—	—
Total fiduciary investment income	$5	$5

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2016	2015
Risk Solutions	$429	$412
HR Solutions	67	76
Segment income before income taxes	496	488
Unallocated expenses	(46)	(47)
Interest income	2	3
Interest expense	(69)	(65)
Other income	18	42
Income before income taxes	$401	$421

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

16.  Guarantee of Registered Securities

As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 3.125% Notes due May 2016, the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt. In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 2.8% Notes due 2021, the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, and the 3.875% Notes due December 2025. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes due 2042, the 4.45% Notes due 2043, the 4.00% Notes due 2023, the 2.875% Notes due 2026, the 3.50% Notes due 2024, the 4.60% Notes due 2044, or the 4.75% Notes due 2045. As a result of the existence of these guarantees, the Company is required by Rule 3-10 of Regulation S-X to present the financial information set forth in this footnote.

The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2016 and 2015, condensed consolidating statements of comprehensive income for the three months ended March 31, 2016 and 2015, condensed consolidating statements of financial position as of March 31, 2016 and December 31, 2015, and condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,787	$—	$2,787
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,792	—	2,792
Expenses
Compensation and benefits	43	3	1,603	—	1,649
Other general expenses	7	2	684	—	693
Total operating expenses	50	5	2,287	—	2,342
Operating (loss) income	(50)	(5)	505	—	450
Interest income	(7)	5	4	—	2
Interest expense	(38)	(28)	(3)	—	(69)
Intercompany interest income (expense)	4	(133)	129	—	—
Intercompany other (expense) income	(54)	1	53	—	—
Other income	—	(5)	23	—	18
(Loss) income before taxes	(145)	(165)	711	—	401
Income tax (benefit) expense	(26)	(62)	162	—	74
(Loss) income before equity in earnings of subsidiaries	(119)	(103)	549	—	327
Equity in earnings of subsidiaries, net of tax	434	367	264	(1,065)	—
Net income	315	264	813	(1,065)	327
Less: Net income attributable to noncontrolling interests	—	—	12	—	12
Net income attributable to Aon shareholders	$315	$264	$801	$(1,065)	$315

Condensed Consolidating Statement of Income

	Three months ended March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,842	$—	$2,842
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,847	—	2,847
Expenses
Compensation and benefits	52	11	1,620	—	1,683
Other general expenses	13	2	708	—	723
Total operating expenses	65	13	2,328	—	2,406
Operating (loss) income	(65)	(13)	519	—	441
Interest income	(5)	3	5	—	3
Interest expense	(25)	(34)	(6)	—	(65)
Intercompany interest income (expense)	119	(105)	(14)	—	—
Intercompany other (expense) income	(50)	(8)	58	—	—
Other income	2	8	32	—	42
Income (loss) before taxes	(24)	(149)	594	—	421
Income tax expense (benefit)	(5)	(50)	135	—	80
Income (loss) before equity in earnings of subsidiaries	(19)	(99)	459	—	341
Equity in earnings of subsidiaries, net of tax	347	403	304	(1,054)	—
Net income	328	304	763	(1,054)	341
Less: Net income attributable to noncontrolling interests	—	—	13	—	13
Net income attributable to Aon shareholders	$328	$304	$750	$(1,054)	$328

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$315	$264	$813	$(1,065)	$327
Less: Net income attributable to noncontrolling interests	—	—	12	—	12
Net income attributable to Aon shareholders	$315	$264	$801	$(1,065)	$315
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(2)	(5)	—	(7)
Foreign currency translation adjustments	—	11	(90)	—	(79)
Post-retirement benefit obligation	—	13	(214)	—	(201)
Total other comprehensive loss	—	22	(309)	—	(287)
Equity in other comprehensive loss of subsidiaries, net of tax	(287)	(314)	(292)	893	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(287)	(292)	(601)	893	(287)
Comprehensive income attributable to Aon shareholders	$28	$(28)	$200	$(172)	$28

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$328	$304	$763	$(1,054)	$341
Less: Net income attributable to noncontrolling interests	—	—	13	—	13
Net income attributable to Aon shareholders	$328	$304	$750	$(1,054)	$328
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	6	—	5
Foreign currency translation adjustments	—	(23)	(299)	—	(322)
Post-retirement benefit obligation	—	8	15	—	23
Total other comprehensive (loss) income	—	(16)	(278)	—	(294)
Equity in other comprehensive income of subsidiaries, net of tax	(293)	(267)	(283)	843	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	(293)	(283)	(560)	843	(293)
Comprehensive income attributable to Aon Shareholders	$35	$21	$190	$(211)	$35

Condensed Consolidating Statement of Financial Position

	As of March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$1,537	$1,457	$(2,529)	$465
Short-term investments	—	453	134	—	587
Receivables, net	2	—	2,589	—	2,591
Fiduciary assets	—	—	9,776	—	9,776
Intercompany receivables	43	3,786	8,759	(12,588)	—
Other current assets	—	206	418	(2)	622
Total Current Assets	45	5,982	23,133	(15,119)	14,041
Goodwill	—	—	8,411	—	8,411
Intangible assets, net	—	—	2,108	—	2,108
Fixed assets, net	—	—	766	—	766
Non-current deferred tax assets	154	556	137	(676)	171
Intercompany receivables	379	537	8,716	(9,632)	—
Prepaid pension	—	6	731	—	737
Other non-current assets	—	114	465	—	579
Investment in subsidiary	11,949	16,643	239	(28,831)	—
TOTAL ASSETS	$12,527	$23,838	$44,706	$(54,258)	$26,813

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,624	$22	$1,303	$(2,529)	$1,420
Short-term debt and current portion of long-term debt	184	500	11	—	695
Fiduciary liabilities	—	—	9,776	—	9,776
Intercompany payables	141	11,365	1,082	(12,588)	—
Other current liabilities	85	60	759	(2)	902
Total Current Liabilities	3,034	11,947	12,931	(15,119)	12,793
Long-term debt	4,206	1,413	283	—	5,902
Non-current deferred tax liabilities	—	—	853	(676)	177
Pension, other post-retirement and other post-employment liabilities	—	1,295	461	—	1,756
Intercompany payables	—	8,881	751	(9,632)	—
Other non-current liabilities	6	63	769	—	838
TOTAL LIABILITIES	7,246	23,599	16,048	(25,427)	21,466

TOTAL AON SHAREHOLDERS' EQUITY	5,281	239	28,592	(28,831)	5,281
Noncontrolling interests	—	—	66	—	66
TOTAL EQUITY	5,281	239	28,658	(28,831)	5,347

TOTAL LIABILITIES AND EQUITY	$12,527	$23,838	$44,706	$(54,258)	$26,813

Condensed Consolidating Statement of Financial Position

	As of December 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,083	$1,242	$(2,941)	$384
Short-term investments	—	209	147	—	356
Receivables, net	1	—	2,733	—	2,734
Fiduciary assets	—	—	9,932	—	9,932
Intercompany receivables	432	1,950	7,957	(10,339)	—
Other current assets	—	217	347	(2)	562
Total Current Assets	433	4,459	22,358	(13,282)	13,968
Goodwill	—	—	8,448	—	8,448
Intangible assets, net	—	—	2,180	—	2,180
Fixed assets, net	—	—	765	—	765
Intercompany receivables	375	526	8,633	(9,534)	—
Non-current deferred tax assets	154	558	107	(678)	141
Prepaid pension	—	6	1,027	—	1,033
Other non-current assets	—	119	557	(84)	592
Investment in subsidiary	11,804	16,534	369	(28,707)	—
TOTAL ASSETS	$12,766	$22,202	$44,444	$(52,285)	$27,127

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,988	$45	$1,680	$(2,941)	$1,772
Short-term debt and current portion of long-term debt	—	550	12	—	562
Fiduciary liabilities	—	—	9,932	—	9,932
Intercompany payables	167	9,518	654	(10,339)	—
Other current liabilities	47	56	720	(3)	820
Total Current Liabilities	3,202	10,169	12,998	(13,283)	13,086
Long-term debt	3,451	1,412	275	—	5,138
Non-current deferred tax liabilities	—	—	854	(678)	176
Pension, other post-retirement and other post-employment liabilities	—	1,313	482	—	1,795
Intercompany payables	—	8,799	735	(9,534)	—
Other non-current liabilities	7	140	705	(83)	769
TOTAL LIABILITIES	6,660	21,833	16,049	(23,578)	20,964

TOTAL AON SHAREHOLDERS' EQUITY	6,106	369	28,338	(28,707)	6,106
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	6,106	369	28,395	(28,707)	6,163

TOTAL LIABILITIES AND EQUITY	$12,766	$22,202	$44,444	$(52,285)	$27,127

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$(47)	$(37)	$357	$—	$273

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	9	4	—	13
Purchases of investments	—	(5)	(9)	—	(14)
Net (purchases) sales of short-term investments - non-fiduciary	—	(244)	17	—	(227)
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Proceeds from sale of businesses	—	—	97	—	97
Capital expenditures	—	—	(52)	—	(52)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(240)	41	—	(199)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(685)	—	—	—	(685)
Advances from (to) affiliates	(46)	(219)	(147)	412	—
Issuance of shares for employee benefit plans	(64)	—	(1)	—	(65)
Issuance of debt	996	50	(1)	—	1,045
Repayment of debt	(72)	(100)	(3)	—	(175)
Cash dividends to shareholders	(82)	—	—	—	(82)
Noncontrolling interests and other financing activities	—	—	(42)	—	(42)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	47	(269)	(194)	412	(4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	11	—	11
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(546)	215	412	81
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,537	$1,457	$(2,529)	$465

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$164	$(188)	$322	$—	$298

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	—	3	—	3
Purchases of investments	—	(1)	—	—	(1)
Net (purchases) sales of short-term investments - non-fiduciary	—	(1)	43	—	42
Acquisition of businesses, net of cash acquired	—	—	(21)	—	(21)
Proceeds from sale of businesses	—	—	41	—	41
Capital expenditures	—	—	(62)	—	(62)
CASH PROVIDED BY INVESTING ACTIVITIES	—	(2)	4	—	2

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(250)	—	—	—	(250)
Advances from (to) affiliates	157	(385)	(984)	1,212	—
Issuance of shares for employee benefit plans	(114)	—	—	—	(114)
Issuance of debt	114	756	—	—	870
Repayment of debt	—	(678)	(8)	—	(686)
Cash dividends to shareholders	(71)	—	—	—	(71)
Noncontrolling interests and other financing activities	—	—	(6)	—	(6)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(164)	(307)	(998)	1,212	(257)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(39)	—	(39)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(497)	(711)	1,212	4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,230	$650	$(2,502)	$378

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2016 FINANCIAL RESULTS

During the first quarter of 2016, we continued to face certain headwinds that adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in continental Europe, and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in continental Europe.

The following is a summary of our first quarter of 2016 financial results:

•
For the first quarter of 2016, revenue decreased $55 million, or 2%, to $2.8 billion compared to the prior year first quarter due primarily to a 3% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to net divestitures, partially offset by organic revenue growth of 3%. In Risk Solutions, organic revenue growth in the first quarter of 2016 was driven by strong organic growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance. The HR Solutions segment for the first quarter of 2016 had solid organic growth in Consulting and modest organic growth in Outsourcing against strong comparable growth in the prior year quarter.

•
Operating expenses for the first quarter of 2016 were $2.3 billion, a decrease of $64 million, or 3%, compared to the prior year first quarter. The decrease in the first quarter was primarily due to an $82 million favorable impact from foreign currency exchange rates, a $41 million decrease in expenses related to net divestitures, and a $13 million decrease in intangible asset amortization, partially offset by an increase in expenses to support 3% organic growth and $20 million of transaction and portfolio repositioning related costs in HR Solutions associated with the sale of a businesses.

•
Operating margin increased to 16.1% in the first quarter 2016 from 15.5% in the first quarter 2015. The increase in operating margin from the prior year quarter was driven by organic revenue growth of 3%, expense discipline, and a favorable impact from changes in foreign currency exchange rates, partially offset by an increase in expense to support 3% organic revenue growth and $20 million of transaction and portfolio repositioning related costs. Operating margin for Risk Solutions increased 120 basis points from 21.7% in the first quarter 2015 to 22.9% in the first quarter 2016. Operating margin for HR Solutions decreased 60 basis points from 7.8% in the first quarter 2015 to 7.2% in the first quarter 2016.

•	Due to the factors set forth above, net income attributable to Aon shareholders decreased $13 million, or 4%, to $315 million for the first quarter 2016 compared to the first quarter 2015.

•
Cash flow provided by operating activities was $273 million for the first three months of 2016, a decrease of $25 million from $298 million provided by operating activities in the first three months of 2015. The decrease was driven by unfavorable timing of cash tax payments that we expect will favorably impact the second quarter, partially offset by working capital improvements and a decline in cash paid for pension contributions and restructuring.

•	The Company repurchased 7.7 million Class A Ordinary Shares for approximately $750 million in the first quarter of 2016.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow.  The following is our measure of performance against these four metrics for the first quarter of 2016:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% for the first quarter of 2016, similar to the prior year first quarter. In Risk Solutions, organic revenue growth was driven by strong growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance organic revenue. HR Solutions had solid organic growth in Consulting and modest organic growth in Outsourcing against strong comparable growth in the prior year quarter.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 18.5% for Aon overall, 24.2% for the Risk Solutions segment, and 11.8% for the HR Solutions segment for the first quarter 2016.  Adjusted operating margin was 18.3% for Aon overall, 23.2% for the Risk Solutions segment, and 13.2% for the HR Solutions segment for the first quarter 2015. The increase in adjusted operating margin for the Risk Solutions segment in the first quarter of 2016 primarily reflects organic revenue growth of 3%, return on investments in data and analytics, and a favorable impact from foreign currency exchange rates. In the HR Solutions segment in the first quarter of 2015, the operating margin decline was driven by a $20 million, or 220 basis point, unfavorable impact related to transaction and portfolio repositioning related costs, partially offset by organic revenue growth of 2% and expense discipline.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.35 per share in the first quarter of 2016, compared to $1.37 per share in the first quarter of 2015.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," decreased $15 million, or 6%, to $221 million from the prior year period, driven by an 8% decline in cash flow from operations, partially offset by a decrease of $10 million in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended March 31, 2016
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,792	$1,872	$930
Operating income — U.S. GAAP	$450	$429	$67
Intangible asset amortization	67	24	43
Operating income — as adjusted	$517	$453	$110
Operating margins — U.S. GAAP	16.1%	22.9%	7.2%
Operating margins — as adjusted	18.5%	24.2%	11.8%

	Three months ended March 31, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,847	$1,895	$970
Operating income — U.S. GAAP	$441	$412	$76
Intangible asset amortization	80	28	52
Operating income — as adjusted	$521	$440	$128
Operating margins — U.S. GAAP	15.5%	21.7%	7.8%
Operating margins — as adjusted	18.3%	23.2%	13.2%

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

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended March 31, 2016
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$450	$67	$517
Interest income	2	—	2
Interest expense	(69)	—	(69)
Other income	18	—	18
Income before income taxes	401	67	468
Income taxes	74	12	86
Net income	327	55	382
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders	$315	$55	$370
Diluted earnings per share	$1.15	$0.20	$1.35
Weighted average ordinary shares outstanding — diluted	273.7	—	273.7

	Three months ended March 31, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$441	$80	$521
Interest income	3	—	3
Interest expense	(65)	—	(65)
Other income	42	—	42
Income before income taxes	421	80	501
Income taxes	80	16	96
Net income	341	64	405
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$328	$64	$392
Diluted earnings per share	$1.14	$0.23	$1.37
Weighted average ordinary shares outstanding — diluted	287.1	—	287.1

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Three months ended March 31,
	2016	2015
Cash provided by operating activities - U.S. GAAP	$273	$298
Less: Capital expenditures	(52)	(62)
Free cash flow	$221	$236

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year quarter's revenue, expenses, and net income using the current quarter's foreign exchange rates.

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.05 on adjusted net income per diluted share during the three months ended March 31, 2016, and an unfavorable impact of $0.15 on adjusted net income per diluted share during the three months ended March 31, 2015. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended March 31,
	2016	2015
Revenue:
Commissions, fees and other	$2,787	$2,842
Fiduciary investment income	5	5
Total revenue	2,792	2,847
Expenses:
Compensation and benefits	1,649	1,683
Other general expenses	693	723
Total operating expenses	2,342	2,406
Operating income	450	441
Interest income	2	3
Interest expense	(69)	(65)
Other income	18	42
Income before income taxes	401	421
Income taxes	74	80
Net income	327	341
Less: Net income attributable to noncontrolling interests	12	13
Net income attributable to Aon shareholders	$315	$328

Revenue

Total revenue decreased by $55 million, or 2%, in the first quarter 2016 compared to the first quarter 2015.  This change resulted from a $23 million decrease in Risk Solutions and a $40 million decrease in HR Solutions, excluding intersegment eliminations. The results of the Risk Solutions segment reflect a 4% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth in commissions and fees. The decrease in revenue in the HR Solutions segment was driven by a 4% decrease in fees and commissions related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth.

Compensation and Benefits

Compensation and benefits decreased $34 million, or 2%, in the first quarter of 2016 compared to the first quarter 2015. This decrease was primarily driven by a $58 million favorable impact from foreign currency exchange rates and a $29 million decrease in expenses related to net divestitures partially offset by $20 million of transaction and portfolio repositioning costs primarily associated with the sale of a business in the quarter and an increase in expense associated with 3% organic revenue growth.

Other General Expenses

Other general expenses in the first quarter of 2016 decreased $30 million, or 4%, compared to the first quarter 2015. This decrease was due primarily to a $24 million favorable impact from foreign currency exchange rates, a $12 million decrease in expenses related to net divestitures and a $13 million decrease in intangible asset amortization, partially offset by an increase in expense to support 3% organic revenue growth.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2016, interest income decreased $1 million to $2 million compared to the first quarter 2015.

Interest Expense

Interest expense, which represents the cost of our debt obligations, increased $4 million during the first quarter 2016 compared to the first quarter of 2015. The increase in Interest expense reflects an increase in the total debt outstanding.

Other Income (Expense)

Other income was $18 million for the first quarter of 2016, compared to $42 million for the first quarter of 2015.  Other income for the first quarter 2016 includes $35 million of net gains on the sale of certain businesses, partially offset by a $17 million loss on foreign currency remeasurement. Other income of $42 million in the first quarter 2015 primarily included a $19 million gain on the sale of businesses, and $24 million of foreign currency remeasurement gains.

Income before Income Taxes

Income before income taxes for the first quarter of 2016 was $401 million, a 5% decrease from $421 million in the first quarter of 2015.

Income Taxes

The effective tax rate on net income was 18.4% and 19.1% for the quarters ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 was favorably impacted by changes in the geographical distribution of income and certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the first quarter decreased to $315 million, or $1.15 per diluted share, from $328 million, or $1.14 per diluted share, in 2015.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flow from operations, available cash reserves, and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future.

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

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2016 decreased $25 million, or 8%, to $273 million. This amount represents net income reported by the Company, as adjusted for gains or losses on sales of business, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The decrease from the prior year was primarily driven by increases in current income taxes, partially offset by reductions in pension contributions and restructuring payments, as well as working capital improvements.

Pension contributions were $37 million for the three months ended March 31, 2016 as compared to $57 million for the three months ended March 31, 2015. For the remainder of 2016, we expect to contribute approximately $113 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2016 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue purchases of shares under the Repurchase Programs, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities totaling $1.3 billion, of which all was available at March 31, 2016, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $199 million during the three months ended March 31, 2016. The primary drivers of the cash flow used for investing activities were $227 million in net purchases of short-term investments, $52 million of capital expenditures, $16 million of acquisitions of businesses, net of cash acquired, and $1 million of net purchases of long-term investments, offset by $97 million in proceeds from the sale of businesses. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow provided by investing activities was $2 million during the three months ended March 31, 2015. The primary drivers of the cash flow provided by investing activities were net sales of short-term investments of $42 million, sale of businesses of $41 million, and $2 million for net sales of long-term investments, partially offset by $62 million for capital expenditures and $21 million for acquisitions of businesses, net of cash acquired.

Financing Activities

Cash flow used for financing activities during the three months ended March 31, 2016 was $4 million. The primary drivers of the cash flow used for financing activities were $685 million of share repurchases, $82 million of dividends paid to shareholders, and $65 million in net cash payments related to issuance of shares, partially offset by $870 million of issuances of debt, net of repayments.

Cash flow used for financing activities during the three months ended March 31, 2015 was $257 million. The primary drivers of cash flow used for financing activities were $250 million of share repurchases, $71 million of dividends paid to shareholders, and $114 million in net cash payments related to issuance of shares, partially offset by $184 million of issuances of debt, net of repayments.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2016 and December 31, 2015, we had distributable reserves in excess of $2.4 billion and $2.1 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.

Cash and Investments

At March 31, 2016, our cash and cash equivalents and short-term investments were $1,052 million, an increase of $312 million from December 31, 2015. This increase was primarily related to $273 million cash provided by operations and $870 million in proceeds from debt issuances, net of repayments, partially offset by $685 million in share repurchases, $52 million of capital expenditures, and $82 million in dividends.  Of the total balance as of March 31, 2016, $95 million was restricted as to its use, which was comprised of $61 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $34 million held as collateral for various business purposes.  At March 31, 2016, $2.1 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.0 billion were held in other countries. We maintain a multicurrency cash pool with a third-party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2016, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

Of the total balance of Cash and cash equivalents and Short-term investments as of December 31, 2015, $105 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $40 million held as collateral for various business purposes. At December 31, 2015, $2.6 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.9 billion were held in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.7 billion and $3.4 billion at March 31, 2016 and December 31, 2015, respectively, and fiduciary receivables of $6.1 billion and $6.5 billion at March 31, 2016 and December 31, 2015, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.

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

At March 31, 2016, our investments in money market funds had a fair value of $1.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at March 31, 2016 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$465	$—	$2,628	$3,093
Money market funds	—	587	1,031	1,618
Other investments due within one year	—	—	—	—
Cash and short-term investments	465	587	3,659	4,711
Fiduciary receivables	—	—	6,117	6,117
Total	$465	$587	$9,776	$10,828

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

In the first quarter of 2016, the Company repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of $750 million. In the first quarter of 2015, the Company repurchased 2.5 million shares at an average price per share of $100.15 for a total cost of $250 million. Included in the 7.7 million shares repurchased in the first quarter of 2016 was 0.6 million shares purchased in that period which did not settle until April 2016. These shares were settled at an average price per share of $103.58 and total cost of $65 million.

In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At March 31, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase

Program is $3.3 billion. Under the Repurchase Programs, the Company has repurchased a total of 85.7 million shares for an aggregate cost of $6.7 billion.

For information regarding share repurchases made during the first quarter of 2016, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at March 31, 2016 was $6.6 billion, which represents an increase of $897 million compared to December 31, 2015. This increase is primarily due to the issuance of $750 million of 3.875% Senior Notes due December 2025 and an increase in commercial paper outstanding of $134 million. Commercial paper activity during the three months ended March 31, 2016 included total issuances of $300 million compared to $865 million for the three months ended March 31, 2015. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. We used the proceeds of the issuance for general corporate purposes.

Credit Facilities

As of March 31, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility originally expiring in February 2020. Effective February 2, 2016, the $900 million multi-currency U.S. credit facility terms were extended for one year and will now expire on February 2, 2021 (the "2021 Facility"). Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At March 31, 2016, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2017 Facility and the 2021 Facility during and three months ended March 31, 2016.
Our total debt-to-EBITDA ratio at March 31, 2016 and 2015 based on a rolling twelve months is calculated as follows:

	For the twelve months ended March 31,
	2016	2015
Net income	1,408	1,436
Interest expense	277	262
Income taxes	261	336
Depreciation of fixed assets	229	238
Amortization of intangible assets	301	346
Total EBITDA	2,476	2,618

Total Debt	6,597	5,676

Total debt-to-EBITDA ratio	2.7	2.2
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

The major rating agencies' ratings of our debt at April 29, 2016 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total LOCs outstanding of approximately $82 million at March 31, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $75 million at March 31, 2016, compared to $104 million at December 31, 2015.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at March 31, 2016 and December 31, 2015, respectively.  During the first quarter, we did not fund these commitments.

Other Liquidity Matters

We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At March 31, 2016, our net assets were $5.3 billion, representing total assets minus total liabilities, a decrease from $6.2 billion at December 31, 2015. The decrease was due primarily to $750 million of share repurchases, $82 million of dividend payments, and an increase of $287 million in Accumulated other comprehensive loss related primarily to foreign currency translation adjustment and post-retirement benefit obligations, partially offset by Net income of $327 million for the three months ended March 31, 2016.  Working capital increased by $366 million to $1,248 million from December 31, 2015.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss increased $287 million to $3,710 million at March 31, 2016 as compared to $3,423 million at December 31, 2015, which was primarily driven by the following:

•	negative net foreign currency translation adjustments of $79 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	an increase of $201 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $7 million.

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

Risk Solutions

	Three months ended March 31,
(millions, except percentage data)	2016	2015
Revenue	$1,872	$1,895
Operating income	429	412
Operating margin	22.9%	21.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first three months of 2016, pricing was modestly negative on average globally, and we still consider this a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the first quarter of 2016, we faced difficult conditions as a result of continued weakness in the global economy and the repricing of credit risk.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in the first quarter. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

We operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers, agents, and direct writers of insurance coverage.  Specifically, we address the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, health care providers, and non-profit groups, among others; provide Affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses; provide products and services via Inpoint; provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance; provide capital management transaction and advisory products and services, including mergers and acquisitions and other financial advisory services, capital raising, contingent capital financing, insurance-linked securitizations and derivative applications; provide managing underwriting to independent agents and brokers as well as corporate clients; provide risk consulting, actuarial, loss prevention, and administrative services to businesses and consumers; and manage captive insurance companies.

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended March 31,
	2016	2015
Retail brokerage:
Americas	$708	$713
International (1)	787	800
Total retail brokerage	1,495	1,513
Reinsurance brokerage	372	377
Total	$1,867	$1,890
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Commissions, fees and other revenue for Risk Solutions decreased $23 million, or 1%, in the first quarter 2016 compared to the first quarter 2015. The decrease in revenue was driven by a 4% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended March 31, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	(1)%	(4)%	(1)%	4%
International (1)	(2)	(5)	(1)	4
Total retail brokerage	(1)	(5)	—	4
Reinsurance brokerage	(1)	(2)	—	1
Total	(1)%	(4)%	—%	3%
____________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue decreased 1% in the first quarter of 2016, driven by a 5% unfavorable impact from foreign currency exchange rates, partially offset by 4% organic revenue growth.

Americas Commissions, fees and other revenue decreased 1% in the first quarter of 2016, reflecting a 4% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures, partially offset by 4% growth in organic revenue. Organic revenue growth of 4% was driven by record new business generation in US Retail, solid growth in Affinity, and strong management of the renewal book portfolio in Latin America.

International Commissions, fees and other revenue decreased 2% in the first quarter of 2016, driven by a 5% unfavorable impact from foreign currency exchange rates and a 1% unfavorable impact from net divestitures, partially offset by a 4% increase in organic revenue growth. Organic growth of 4% was driven by continued growth across Asia and in New Zealand, as well as solid growth in continental Europe driven by both new business generation and management of the renewal book portfolio.

Reinsurance brokerage Commissions, fees and other revenue decreased 1% the first quarter of 2016, driven by a 2% unfavorable impact from foreign currency exchange rates, partially offset by 1% organic revenue growth. Organic revenue growth was driven primarily by growth in facultative placements and net new business generation in treaty placements, partially offset by an unfavorable market impact globally.

Operating Income

Operating income for the first quarter 2016 increased $17 million, or 4%, from the first quarter of 2015 to $429 million in the first quarter of 2016, and operating income margin increased from 21.7% in the first quarter of 2015 to 22.9% in the first quarter of 2016.  The increase was driven primarily by solid organic revenue growth and return on investments in data and analytics across the portfolio.

HR Solutions

	Three months ended March 31,
(millions, except percentage data)	2016	2015
Revenue	$930	$970
Operating income	67	76
Operating margin	7.2%	7.8%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in the first quarter of 2016 and provides a broad range of human capital services, as follows:

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

Revenue

Commissions, fees and other revenue were as follows (in millions):

	Three months ended March 31,
	2016	2015
Consulting services	$374	$371
Outsourcing	560	604
Intrasegment	(4)	(5)
Total	$930	$970

Commissions, fees and other revenue for HR Solutions decreased $40 million, or 4%, in the first quarter 2016 compared to the first quarter 2015. The modest decrease in revenue reflects a 4% unfavorable impact from net divestitures and a 2% unfavorable impact from foreign exchange rates, partially offset by 2% organic growth in commissions and fees.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended March 31, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	1%	(3)%	1%	3%
Outsourcing	(7)	(1)	(7)	1
Total	(4)%	(2)%	(4)%	2%

Consulting services revenue increased $3 million, or 1%, for the first quarter due primarily to 3% organic revenue growth and an increase of 1% from net divestitures, partially offset by a 3% unfavorable impact from foreign currency exchange rates. Organic revenue growth was driven primarily by continued growth in investment consulting, as well as growth in pension administration solutions and communications consulting.

Outsourcing revenue decreased $44 million, or 7%, for the first quarter due to a 7% unfavorable impact from net divestitures and a 1% unfavorable impact from foreign currency exchange rates, partially offset by 1% organic revenue growth. Organic revenue growth was driven primarily by continued growth in HR BPO for cloud-based solutions. The prior year was favorably impacted by the timing of certain follow-on enrollment on the retiree exchange.

Operating Income

Operating income for the first quarter was $67 million, a decrease of $9 million, or 12%, from the first quarter of 2015. The decrease in the first quarter was primarily driven by $20 million of transaction and portfolio repositioning costs associated with the sale of a business, partially offset by organic revenue growth of 2% and expense discipline. Operating margin for the HR Solutions segment was 7.2% in the first quarter, a decrease from 7.8% in 2015.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended March 31,
	2016	2015
Operating income (loss):
Risk Solutions	$429	$412
HR Solutions	67	76
Unallocated	(46)	(47)
Operating income	450	441
Interest income	2	3
Interest expense	(69)	(65)
Other income	18	42
Income before income taxes	$401	$421

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $1 million to $46 million in the first quarter 2016.

Interest income, Interest expense, and Other income

For a discussion of the components of Interest income, Interest expense, and Other income, see Management's Discussion of Financial Condition and Results of Operations - Review of Consolidated Results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2015 Annual Report on Form 10-K.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report and reports we will subsequently file or furnish and have previously filed or furnished with the SEC contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "probably," "potential," "looking forward," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would."  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in different countries in which we do business around the world;

•	changes in the competitive environment;

•	fluctuations in exchange and interest rates, including negative yield in some jurisdictions, that could influence revenue and expense;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility;

•	rating agency actions that could affect our ability to borrow funds;

•	the effect of the change in global headquarters and jurisdiction of incorporation, including differences in the anticipated benefits;

•	changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;

•
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

•	the impact of any investigations brought by regulatory authorities in the U.S., U.K. and other countries;

•	the impact of any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the effects of English law on our operating flexibility and the enforcement of judgments against us;

•	the failure to retain and attract qualified personnel;

•	international risks associated with our global operations;

•	the effect of natural or man-made disasters;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;

•	our ability to develop and implement new technology;

•	damage to our reputation among clients, markets or third parties;

•	the actions taken by third parties that perform aspects of our business operations and client services;

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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2015 Annual Report on Form 10-K.

Foreign Exchange Risk

We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At March 31, 2016, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2016 and 2017, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be unfavorably impacted by approximately $0.05 during the three months ended March 31, 2016.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be unfavorably impacted by approximately $0.05 during the three months ended March 31, 2016 if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of March 31, 2016.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 14 "Commitments and Contingencies — Legal" to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/16 - 1/31/16	—	$—	—	$4,074,199,018
2/1/16 - 2/29/16	2,934,155	94.22	2,934,155	3,797,732,872
3/1/16 - 3/31/16	4,724,329	100.21	4,724,329	3,324,314,629
Total	7,658,484	$97.92	7,658,484	$3,324,314,629
  ______________________________________________

(1)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the first quarter of 2016, we repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of $750 million. Included in the 7.7 million shares repurchased in the first quarter of 2016 was 0.6 million shares purchased in that period, which are included in the above table, that did not settle until April 2016. These shares were settled at an average price per share of $103.58 and total cost of $65 million.

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

Aon plc
(Registrant)

April 29, 2016	By:	/s/ Laurel Meissner
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

4.2*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on February 29, 2016.
10.1
Form of notice of extension of $900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers.

10.2	Aon plc Leadership Performance Program.
10.3	Aon plc Executive Committee Incentive Compensation Plan.
10.4	Form of Amended International Assignment Letter with Gregory C. Case.
10.5	Form of Amended International Assignment Letter with Christa Davies.
10.6	Form of Amended International Assignment Letter with Stephen P. McGill.
10.7	Form of Amended International Assignment Letter with Peter Lieb.
10.8	First Amendment to the Aon Corporation Executive Special Severance Plan effective as of March 31, 2016.
10.9	First Amendment to the Aon plc 2011 Incentive Plan effective as of March 31, 2016.
10.10	First Amendment to the Aon Corporation Executive Committee Combined Severance and Change in Control Plan effective as of March 31, 2016.
10.11	Amendment to the Change in Control Agreement between Aon plc and Gregory C. Case dated as of April 27, 2016.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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