Form 10-Q
period 2016-06-30
Aon plc
filed 2016-07-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of July 21, 2016:  265.6 million

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue
Commissions, fees and other	$2,761	$2,800	$5,548	$5,642
Fiduciary investment income	5	5	10	10
Total revenue	2,766	2,805	5,558	5,652
Expenses
Compensation and benefits	1,688	1,653	3,337	3,336
Other general expenses	673	875	1,366	1,598
Total operating expenses	2,361	2,528	4,703	4,934
Operating income	405	277	855	718
Interest income	3	4	5	7
Interest expense	(73)	(68)	(142)	(133)
Other income	—	1	18	43
Income before income taxes	335	214	736	635
Income taxes	55	26	129	106
Net income	280	188	607	529
Less: Net income attributable to noncontrolling interests	8	10	20	23
Net income attributable to Aon shareholders	$272	$178	$587	$506

Basic net income per share attributable to Aon shareholders	$1.01	$0.63	$2.17	$1.78
Diluted net income per share attributable to Aon shareholders	$1.01	$0.62	$2.16	$1.76
Cash dividends per share paid on ordinary shares	$0.33	$0.30	$0.63	$0.55
Weighted average ordinary shares outstanding - basic	268.0	284.5	269.9	284.3
Weighted average ordinary shares outstanding - diluted	269.8	286.7	271.7	286.9

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$280	$188	$607	$529
Less: Net income attributable to noncontrolling interests	8	10	20	23
Net income attributable to Aon shareholders	$272	$178	587	506
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(4)	(6)	(11)	(1)
Foreign currency translation adjustments	(59)	175	(138)	(147)
Post-retirement benefit obligation	51	21	(150)	44
Total other comprehensive (loss) income	(12)	190	(299)	(104)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)	—	(2)
Total other comprehensive (loss) income attributable to Aon shareholders	(12)	191	(299)	(102)
Comprehensive income attributable to Aon shareholders	$260	$369	$288	$404

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$438	$384
Short-term investments	251	356
Receivables, net	2,516	2,734
Fiduciary assets	10,201	9,932
Other current assets	395	329
Total Current Assets	13,801	13,735
Goodwill	8,473	8,448
Intangible assets, net	2,107	2,180
Fixed assets, net	751	765
Non-current deferred tax assets	265	234
Prepaid pension	720	1,033
Other non-current assets	576	592
TOTAL ASSETS	$26,693	$26,987

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,373	$1,772
Short-term debt and current portion of long-term debt	251	562
Fiduciary liabilities	10,201	9,932
Other current liabilities	872	819
Total Current Liabilities	12,697	13,085
Long-term debt	5,907	5,138
Non-current deferred tax liabilities	39	37
Pension, other post-retirement and post-employment liabilities	1,722	1,795
Other non-current liabilities	767	769
TOTAL LIABILITIES	21,132	20,824

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2016 - 265.8; 2015 - 269.8)	3	3
Additional paid-in capital	5,434	5,409
Retained earnings	3,784	4,117
Accumulated other comprehensive loss	(3,722)	(3,423)
TOTAL AON SHAREHOLDERS' EQUITY	5,499	6,106
Noncontrolling interests	62	57
TOTAL EQUITY	5,561	6,163
TOTAL LIABILITIES AND EQUITY	$26,693	$26,987

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2015	269.8	$5,412	$4,117	$(3,423)	$57	$6,163
Net income	—	—	587	—	20	607
Shares issued - employee benefit plans	0.3	18	(1)	—	—	17
Shares issued - employee compensation	3.4	(163)	—	—	—	(163)
Shares purchased	(7.7)	—	(750)	—	—	(750)
Tax benefit - employee benefit plans	—	58	—	—	—	58
Share-based compensation expense	—	155	—	—	—	155
Dividends to shareholders	—	—	(169)	—	—	(169)
Net change in fair value of financial instruments	—	—	—	(11)	—	(11)
Net foreign currency translation adjustments	—	—	—	(138)	—	(138)
Net post-retirement benefit obligation	—	—	—	(150)	—	(150)
Purchases of shares from noncontrolling interests	—	(43)	—	—	(4)	(47)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(11)	(11)
Balance at June 30, 2016	265.8	$5,437	$3,784	$(3,722)	$62	$5,561

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$607	$529
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(41)	(20)
Depreciation of fixed assets	114	113
Amortization of intangible assets	135	159
Share-based compensation expense	155	164
Deferred income taxes	15	16
Change in assets and liabilities:
Fiduciary receivables	96	(116)
Short-term investments — funds held on behalf of clients	(449)	52
Fiduciary liabilities	353	64
Receivables, net	175	59
Accounts payable and accrued liabilities	(389)	(387)
Current income taxes	(35)	(152)
Pension, other post-retirement and other post-employment liabilities	(28)	(122)
Other assets and liabilities	56	219
CASH PROVIDED BY OPERATING ACTIVITIES	764	578

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	23	10
Purchases of investments	(29)	(1)
Net (purchases) sales of short-term investments — non-fiduciary	106	(97)
Acquisition of businesses, net of cash acquired	(183)	(23)
Proceeds from sale of businesses	103	52
Capital expenditures	(104)	(142)
CASH USED FOR INVESTING ACTIVITIES	(84)	(201)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(750)	(550)
Issuance of shares for employee benefit plans	(87)	(161)
Issuance of debt	2,056	2,445
Repayment of debt	(1,632)	(1,896)
Cash dividends to shareholders	(169)	(156)
Noncontrolling interests and other financing activities	(62)	(23)
CASH USED FOR FINANCING ACTIVITIES	(644)	(341)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	(43)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	384	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$438	$367

Supplemental disclosures:
Interest paid	$144	$128
Income taxes paid, net of refunds	$89	$118

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

Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results for the three and six months ended June 30, 2016 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2016.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2016 presentation.

Upon vesting of certain share-based payment arrangements, employees may elect to use a portion of the shares to satisfy tax withholding requirements, in which case Aon makes a payment to the taxing authority on the employee’s behalf and remits the remaining shares to the employee.   Prior to the fourth quarter of 2015, the Company presented amounts due to taxing authorities within Cash Flows From Operating Activities in the Condensed Consolidated Statements of Cash Flows.  These amounts are now included in “Issuance of shares for employee benefit plans” within Cash Flows From Financing Activities.  The Company believes this presentation provides greater clarity into the operating and financing activities of the Company as the substance and accounting for these transactions is that of a share repurchase.  It also aligns the Company’s presentation to be consistent with industry practice and share-based compensation guidance issued by the Financial Accounting Standards Board (the "FASB") in March 2016.  The amount reported in Issuance of shares for employee benefit plans was $213 million for the six months ended June 30, 2015.  This amount, which was reclassified from Accounts payable and accrued liabilities and Other assets and liabilities, was $150 million and $63 million, respectively, for the six months ended June 30, 2015.

Changes to the presentation of the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 were made related to certain line items within financing activities.  In 2016, Purchases of shares from noncontrolling interests and Dividends paid to noncontrolling interests have been aggregated in a new line item titled “Noncontrolling interests and other financing activities” within financing activities. The balances held in these line items for the six months ended June 30, 2015 was $(5) million and $(18) million, respectively. Additionally, Restructuring reserves have been retrospectively reclassified to Other asset and liabilities. The balance held in Restructuring reserves for the six months ended June 30, 2015, was $(19) million.

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

2.  Accounting Principles and Practices

New Accounting Pronouncements

Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. Aon is currently evaluating the impact that the standard will have on its Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.
Share-based Compensation

In March 2016, the FASB issued new accounting guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.  Further, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The guidance is effective for Aon in the first quarter of 2017 and early adoption is permitted.  Aon is currently evaluating the impact that the standard will have on its Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.

Leases

In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from currently effective U.S. GAAP. The new standard will be effective for the Company in the first quarter of 2019, with early application permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Aon is currently evaluating the impact the standard will have on its Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.
Financial Assets and Liabilities

In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. Aon is currently evaluating the impact that the standard will have on the its Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.

Presentation of Deferred Taxes

In November 2015, the FASB issued new accounting guidance on the balance sheet presentation of deferred taxes, which requires that deferred tax liabilities and assets be classified as non-current. Aon early adopted this guidance in the second quarter of 2016 and retrospectively applied its requirements to all periods presented. For the year ended December 31, 2015, Aon reclassified its current deferred tax positions to non-current and netted the new balances by jurisdiction, which increased Non-current deferred tax assets by $92 million and decreased Non-current deferred tax liabilities by $139 million on the Condensed Consolidated Statement of Financial Position.

Debt Issuance Costs

In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance will also be applied to Aon's debt issuance costs related to its line-of-credit arrangements. This guidance was effective for Aon in the first quarter of 2016, which required retrospective application to prior year comparable periods. For the year ended December 31, 2015, Aon reclassified $4 million from Other current assets and $33 million from Other non-current assets to Long-term debt on the Condensed Consolidated Statement of Financial Position.

Consolidations

In February 2015, the FASB issued new accounting guidance on consolidations, which will eliminate the deferral granted to investment companies from applying the variable interest entities guidance and make targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and requires re-evaluation of these entities under the revised guidance, which could change previous consolidation conclusions. The guidance was effective for the Company in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

At June 30, 2016, Cash and cash equivalents and Short-term investments were $689 million compared to $740 million at December 31, 2015. Of the total balances, $87 million and $105 million was restricted as to its use at June 30, 2016 and December 31, 2015, respectively. Included within the June 30, 2016 and December 31, 2015 balances, respectively, were £43.4 million ($59.4 million at June 30, 2016 exchange rates) and £43.3 million ($64.6 million at December 31, 2015 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Foreign currency remeasurement (loss) gain	$1	$(7)	$(16)	$17
Gain on disposal of business	6	1	41	20
Equity earnings	1	4	3	6
Income (loss) on financial instruments	(8)	3	(10)	—
Total	$—	$1	$18	$43

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the Allowance for doubtful accounts is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$62	$70	$58	$74
Provision charged to Other general expenses	6	3	12	11
Accounts written off, net of recoveries	(4)	(13)	(7)	(22)
Foreign currency translation	—	5	1	2
Balance at end of period	$64	$65	$64	$65

Other Current Assets

The components of Other current assets are as follows (in millions):

	June 30, 2016	December 31, 2015
Taxes receivable	$146	$94
Prepaid expenses	152	130
Deferred project costs	94	92
Other	3	13
Total	$395	$329

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	June 30, 2016	December 31, 2015
Deferred project costs	$200	$210
Investments	127	135
Taxes receivable	81	82
Other	168	165
Total	$576	$592

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	June 30, 2016	December 31, 2015
Deferred revenue	$433	$394
Taxes payable	67	94
Other	372	331
Total	$872	$819

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	June 30, 2016	December 31, 2015
Taxes payable	$260	$223
Deferred revenue	151	159
Leases	172	166
Compensation and benefits	59	59
Other	125	162
Total	$767	$769

5.  Acquisitions and Dispositions of Businesses

Acquisitions

The number of acquisitions completed within each reportable segment is as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk Solutions	2	1	2	2
HR Solutions	—	1	2	2
Total	2	2	4	4

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Six months ended June 30,
	2016	2015
Consideration	$190	$23
Intangible assets:
Goodwill	$110	$16
Other intangible assets	82	1
Total	$192	$17

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

The number of dispositions completed within each reportable segment is as follows:

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk Solutions	2	—	3	1
HR Solutions	—	—	1	1
Total	2	—	4	2
Total pretax gains, net of losses, recognized were $6 million and $1 million, respectively, for the three months ended June 30, 2016 and June 30, 2015. Total pretax gains, net of losses, recognized were $41 million and $20 million, respectively for the six months ended June 30, 2016 and June 30, 2015. Gains and losses recognized as a result of a disposition are included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2016 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2016	$5,593	$2,855	$8,448
Goodwill related to current year acquisitions	106	4	110
Goodwill related to disposals	(7)	(26)	(33)
Goodwill related to prior year acquisitions	2	—	2
Foreign currency translation	(40)	(14)	(54)
Balance as of June 30, 2016	$5,654	$2,819	$8,473

Other intangible assets by asset class are as follows (in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,923	1,899	1,024	2,886	1,809	1,077
Technology and other	542	478	64	541	457	84
Total	$4,484	$2,377	$2,107	$4,446	$2,266	$2,180

Amortization expense from finite lived intangible assets was $68 million and $135 million, respectively, for the three and six months ended June 30, 2016. Amortization expense from finite lived intangible assets was $79 million and $159 million, respectively, for the three and six months ended June 30, 2015.

The estimated future amortization for finite lived intangible assets as of June 30, 2016 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2016	$44	$103	$147
2017	81	147	228
2018	73	99	172
2019	66	79	145
2020	58	65	123
Thereafter	157	116	273
Total	$479	$609	$1,088

7.  Debt

Revolving Credit Facilities

As of June 30, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility expiring in February 2021 (the "2021 Facility").

Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2016, Aon plc did not have borrowings under either the 2017 Facility or the 2021 Facility, and was in compliance with all covenants contained therein during the six months ended June 30, 2016.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and a European multi-currency commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $241 million and $50 million of commercial paper outstanding at June 30, 2016 and December 31, 2015, respectively, which is included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three and six months ended June 30, 2016, respectively, was $304 million and $240 million. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2016 was 0.59% and 0.41%, respectively.

Notes

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.

On May 27, 2016, $500 million of 3.125% Senior Notes issued by Aon Corporation matured and were repaid in full.

8.  Income Taxes

The effective tax rate on net income was 16.4% and 17.5% for the three and six months ended June 30, 2016, respectively. The effective tax rate on net income was 12.2% and 16.8% for the three and six months ended June 30, 2015, respectively. The effective tax rate in the second quarter of 2016 was impacted by changes in the geographical distribution of income and certain discrete items. The effective tax rate in the second quarter of 2015 was impacted by the reduction in U.S. income resulting from expenses relating to legacy legal settlements.

9.  Shareholders' Equity

Ordinary Shares

In April 2012, the Company's Board of Directors authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased (the "2012 Share Repurchase Program"). In November 2014, the Company's Board of Directors authorized a new $5.0 billion share repurchase program in addition to the existing program (the "2014 Share Repurchase Program" and, together, the "Repurchase Programs"). Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

In the three months ended June 30, 2016, the Company did not repurchase shares under the Repurchase Programs. During the six months ended June 30, 2016, the Company repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of approximately $750 million under the Repurchase Programs. Included in the 7.7 million shares repurchased was 0.6 million shares repurchased in March 2016 which did not settle until April 2016. These shares were settled at an average price per share of $103.58 and a total cost of approximately $65 million. In the three months ended June 30, 2015, the Company repurchased 3.0 million shares at an average price per share of $100.92 for a total cost of approximately $300 million. During the six months ended June 30, 2015, we repurchased 5.5 million shares at an average price per share of $100.57 for a total cost of $550 million. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At June 30, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program was $3.3 billion. Under the Repurchase Programs, the Company has repurchased a total of 85.7 million shares for an aggregate cost of approximately $6.7 billion.

Net Income Per Share

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Shares for basic earnings per share	268.0	284.5	269.9	284.3
Common stock equivalents	1.8	2.2	1.8	2.6
Shares for diluted earnings per share	269.8	286.7	271.7	286.9

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares and 0.3 million shares excluded from the calculation for the three and six months ended June 30, 2016 and no shares excluded from the calculation for the three and six months ended June 30, 2015.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2015	$(25)	$(771)	$(2,627)	$(3,423)
Other comprehensive (loss) income before reclassifications, net	(14)	(138)	(234)	(386)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	4	—	110	114
Tax benefit	(1)	—	(26)	(27)
Amounts reclassified from accumulated other comprehensive loss, net	3	—	84	87
Net current period other comprehensive (loss) income	(11)	(138)	(150)	(299)
Balance at June 30, 2016	$(36)	$(909)	$(2,777)	$(3,722)
______________________________________________
(1) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income, Other general expenses, and Compensation and benefits. See Note 12 "Derivatives and Hedging" for additional information regarding the Company's derivative and hedging activity.
(2) Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.
In March 2016, the Company entered into an insurance contract which covers a portion of the assets within select U.K. pension schemes. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $267 million as the fair value in the insurance policies was deemed to be the present value of the current obligation.

10.  Employee Benefits

The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended June 30,
	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$1	$—	$—
Interest cost	43	50	28	33	7	9
Expected return on plan assets, net of administration expenses	(65)	(77)	(39)	(38)	(12)	(13)
Amortization of prior-service cost	1	—	1	—	—	—
Amortization of net actuarial loss	9	10	12	13	3	3
Net periodic (benefit) cost	(12)	(17)	2	9	(2)	(1)
Loss on pension settlement	61	—	—	—	—	—
Curtailment gain and other	—	—	—	—	—	—
Total net periodic cost (benefit)	$49	$(17)	$2	$9	$(2)	$(1)

	Six months ended June 30,
	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$2	$—	$—
Interest cost	86	99	55	66	14	17
Expected return on plan assets, net of administration expenses	(129)	(152)	(78)	(77)	(24)	(25)
Amortization of prior-service cost	1	—	1	—	—	—
Amortization of net actuarial loss	17	20	25	27	5	6
Net periodic (benefit) cost	(25)	(33)	3	18	(5)	(2)
Loss on pension settlement	61	—	—	—	—	—
Curtailment gain and other	—	—	—	(1)	—	—
Total net periodic cost (benefit)	$36	$(33)	$3	$17	$(5)	$(2)

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

In March 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company’s U.K. pension plans, that if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during the second quarter of 2016. In total, lump sum payments from plan assets of £116 million ($159 million using June 30, 2016 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2016, which in aggregate resulted in a net reduction to the projected benefit obligation of £103 million ($141 million using June 30, 2016 exchange rates) as well as a non-cash settlement charge of £42 million ($61 million using average June 2016 exchange rate), in the second quarter of 2016.

Contributions

The Company expects to contribute approximately $79 million, $54 million, and $17 million, based on exchange rates as of December 31, 2015, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2016. During the three months ended June 30, 2016, contributions of $17 million, $6 million, and $3 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2016, contributions of $34 million, $19 million, and $10 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

During the three months ended June 30, 2015, contributions of $15 million, $28 million, and $4 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2015, contributions of $34 million, $62 million, and $8 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Restricted share units ("RSUs")	$44	$44	$105	$109
Performance share awards ("PSAs")	25	28	45	49
Share options	—	—	—	—
Employee share purchase plans	2	2	6	6
Total share-based compensation expense	$71	$74	$156	$164

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Six months ended June 30,
	2016		2015
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	7,169	$77	8,381	$63
Granted	2,023	101	2,144	98
Vested	(2,581)	70	(3,037)	58
Forfeited	(213)	79	(130)	67
Non-vested at end of period	6,398	87	7,358	76
 ______________________________________________

(1)	Represents per share weighted-average fair value of award at date of grant.

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

Information as of June 30, 2016 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2016 and the years ended December 31, 2015 and 2014, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2016	2015	2014
Target PSAs granted during period	783	993	816
Weighted average fair value per share at date of grant	$101	$96	$81
Number of shares that would be issued based on current performance levels	772	963	1,552
Unamortized expense, based on current performance levels	$71	$49	$21

Share Options

The Company did not grant any share options during either the six months ended June 30, 2016 or the six months ended June 30, 2015.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	837	$40	2,300	$32
Granted	—	—	—	—
Exercised	(271)	38	(1,388)	27
Forfeited and expired	(5)	42	(13)	39
Outstanding at end of period	561	41	899	39
Exercisable at end of period	561	41	899	39

The weighted average remaining contractual life, in years, of outstanding options was 2.4 years and 2.7 years at June 30, 2016 and 2015, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $109.23 as of June 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2016, the aggregate intrinsic value of options outstanding, all of which were exercisable, was $38 million.

Other information related to the Company's share options is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Aggregate intrinsic value of stock options exercised	$9	$6	$17	$100
Cash received from the exercise of stock options	6	4	11	38
Tax benefit realized from the exercise of stock options	2	1	4	35

Unamortized deferred compensation expense, which includes both options and RSUs, amounted to $460 million as of June 30, 2016, with a remaining weighted-average amortization period of approximately 2.0 years.

12.  Derivatives and Hedging

The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers denominated in a currency that differs from its functional currency, or enters into other transactions that are denominated in a currency other than its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to economically hedge the currency exposure of the Company's global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30 day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Condensed Consolidated Statements of Income.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign exchange contracts:
Accounted for as hedges	$808	$778	$16	$32	$12	$18
Not accounted for as hedges (3)	201	280	—	—	—	—
Total	$1,009	$1,058	$16	$32	$12	$18
______________________________________________

(1)	Included within Other current assets ($5 million at June 30, 2016 and $15 million at December 31, 2015) or Other non-current assets ($11 million at June 30, 2016 and $17 million at December 31, 2015).

(2)
Included within Other current liabilities ($8 million at June 30, 2016 and $13 million at December 31, 2015) or Other non-current liabilities ($4 million at June 30, 2016 and $5 million at December 31, 2015).

(3)	These contracts typically are for 30 day durations are executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign exchange contracts	$16	$32	$(5)	$(13)	$11	$19
______________________________________________
(1) Included within Other current assets ($2 million at June 30, 2016 and $6 million at December 31, 2015) or Other non-current assets ($9 million at June 30, 2016 and $13 million at December 31, 2015).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Foreign exchange contracts	$12	$18	$(5)	$(13)	$7	$5
______________________________________________
(1) Included within Other current liabilities ($5 million at June 30, 2016 and $4 million at December 31, 2015) or Other non-current liabilities ($2 million at June 30, 2016 and $1 million at December 31, 2015).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2016 and 2015 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Three months ended June 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$—	$(2)	$—	$(6)	$(8)
2015	1	3	—	10	14

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Six months ended June 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$(2)	$(5)	$—	$(11)	$(18)
2015	6	1	—	6	13

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Three months ended June 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$—	$(1)	$(1)	$(2)	$(4)
2015	1	(1)	(2)	5	3

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Six months ended June 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$1	$(1)	$(1)	$(3)	$(4)
2015	1	(1)	(4)	(3)	(7)
The Company estimates that approximately $15 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2016 and 2015 was not material.

During the three and six months ended June 30, 2016, the Company recorded a loss of $2 million and $1 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2015, the Company recorded a gain of $2 million and $9 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

Net Investments in Foreign Operations Risk Management

The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. Beginning in June 2016, the Company designated its Euro-denominated commercial paper issuances as a non-derivative hedge of a net investment in its European operations. The change in the carrying value of the designated portion of the Euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss), offsetting the foreign currency translation adjustment of the hedged net investments that is also recorded in Accumulated other comprehensive income (loss). Any ineffective portions of net investment hedges are reclassified from Accumulated other comprehensive income (loss) into earnings during the period of change.

As of June 30, 2016, the Company has €217 million ($241 million at June 30, 2016 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of its net investment in its European operations. The weighted average commercial paper outstanding for June 2016 was €55 million. The associated gain recognized in Accumulated other comprehensive income (loss) related to the net investment hedge was $4 million.

The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the three or six months ended June 30, 2016. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three or six months ended June 30, 2016.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,483	$1,483	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	10	6	4	—
Derivatives (2):
Foreign exchange contracts	16	—	16	—
Liabilities:
Derivatives:
Foreign exchange contracts	12	—	12	—
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

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three or six months ended June 30, 2016 or 2015. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three or six months ended June 30, 2016 or 2015, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,907	$6,448	$5,138	$5,386

14.  Commitments and Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.

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

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips sought approximately £189 million ($259 million at June 30, 2016 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips increased the amount of its claim to £290 million ($397 million at June 30, 2016 exchange rates), plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at June 30, 2016 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at June 30, 2016 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($29 million at June 30, 2016 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($13 million at June 30, 2016 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance. The Geneva Appellate Court’s judgment can be appealed to the Swiss Supreme Court. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at June 30, 2016 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($62 million at June 30, 2016 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. The Court of Appeal hearing was set for October 2015, but has been postponed to permit the parties to discuss possible settlement. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010 to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($131 million at June 30, 2016 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $82 million at June 30, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for the Company's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at June 30, 2016 and December 31, 2015. During the three and six months ended June 30, 2016, no significant commitments were funded.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2016 compared to $104 million at December 31, 2015.

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

Aon's total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk Solutions	$1,847	$1,833	$3,719	$3,728
HR Solutions	931	979	1,861	1,949
Intersegment eliminations	(12)	(7)	(22)	(25)
Total revenue	$2,766	$2,805	$5,558	$5,652

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Retail brokerage	$1,508	$1,498	$3,003	$3,011
Reinsurance brokerage	334	330	706	707
Total Risk Solutions Segment	1,842	1,828	3,709	3,718
Consulting services	383	391	757	762
Outsourcing	550	599	1,110	1,203
Intrasegment	(2)	(11)	(6)	(16)
Total HR Solutions Segment	931	979	1,861	1,949
Intersegment	(12)	(7)	(22)	(25)
Total commissions, fees and other revenue	$2,761	$2,800	$5,548	$5,642

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk Solutions	$5	$5	$10	$10
HR Solutions	—	—	—	—
Total fiduciary investment income	$5	$5	$10	$10

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Risk Solutions	$373	$279	$802	$691
HR Solutions	75	39	142	115
Segment income before income taxes	448	318	944	806
Unallocated expenses	(43)	(41)	(89)	(88)
Interest income	3	4	5	7
Interest expense	(73)	(68)	(142)	(133)
Other income	—	1	18	43
Income before income taxes	$335	$214	$736	$635

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

16.  Guarantee of Registered Securities

As described in Note 14, in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the debt. In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation's outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 2.8% Notes due 2021, the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, and the 3.875% Notes due December 2025. In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the 4.250% Notes due 2042, the 4.45% Notes due 2043, the 4.00% Notes due 2023, the 2.875% Notes due 2026, the 3.50% Notes due 2024, the 4.60% Notes due 2044, or the 4.75% Notes due 2045. As a result of the existence of these guarantees, the Company is required by Rule 3-10 of Regulation S-X to present the financial information set forth in this footnote.

The following tables set forth condensed consolidating statements of income for the three and six months ended June 30, 2016 and 2015, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, condensed consolidating statements of financial position as of June 30, 2016 and December 31, 2015, and condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,761	$—	$2,761
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,766	—	2,766
Expenses
Compensation and benefits	8	3	1,677	—	1,688
Other general expenses	(1)	2	672	—	673
Total operating expenses	7	5	2,349	—	2,361
Operating (loss) income	(7)	(5)	417	—	405
Interest income	—	4	5	(6)	3
Interest expense	(49)	(26)	(4)	6	(73)
Intercompany interest income (expense)	3	(137)	134	—	—
Intercompany other (expense) income	(57)	(16)	73	—	—
Other income (loss)	2	(4)	6	(4)	—
(Loss) income before taxes	(108)	(184)	631	(4)	335
Income tax (benefit) expense	(21)	(64)	140	—	55
(Loss) income before equity in earnings of subsidiaries	(87)	(120)	491	(4)	280
Equity in earnings of subsidiaries, net of tax	363	236	116	(715)	—
Net income	276	116	607	(719)	280
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$276	$116	$599	$(719)	$272

Condensed Consolidating Statement of Income

	Three months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,800	$—	$2,800
Fiduciary investment income	—	—	5	—	5
Total revenue	—	—	2,805	—	2,805
Expenses
Compensation and benefits	5	10	1,638	—	1,653
Other general expenses	(4)	2	877	—	875
Total operating expenses	1	12	2,515	—	2,528
Operating (loss) income	(1)	(12)	290	—	277
Interest income	(5)	4	5	—	4
Interest expense	(29)	(33)	(6)	—	(68)
Intercompany interest income (expense)	119	(116)	(3)	—	—
Intercompany other (expense) income	(56)	(15)	71	—	—
Other income	(1)	—	2	—	1
Income (loss) before taxes	27	(172)	359	—	214
Income tax expense (benefit)	6	(66)	86	—	26
Income (loss) before equity in earnings of subsidiaries	21	(106)	273	—	188
Equity in earnings of subsidiaries, net of tax	157	170	64	(391)	—
Net income	178	64	337	(391)	188
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$178	$64	$327	$(391)	$178

Condensed Consolidating Statement of Income

	Six months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,548	$—	$5,548
Fiduciary investment income	—	—	10	—	10
Total revenue	—	—	5,558	—	5,558
Expenses
Compensation and benefits	51	6	3,280	—	3,337
Other general expenses	6	4	1,356	—	1,366
Total operating expenses	57	10	4,636	—	4,703
Operating (loss) income	(57)	(10)	922	—	855
Interest income	—	9	9	(13)	5
Interest expense	(94)	(54)	(7)	13	(142)
Intercompany interest income (expense)	7	(270)	263	—	—
Intercompany other (expense) income	(111)	(15)	126	—	—
Other income	2	(9)	29	(4)	18
(Loss) income before taxes	(253)	(349)	1,342	(4)	736
Income tax (benefit) expense	(47)	(126)	302	—	129
(Loss) income before equity in earnings of subsidiaries	(206)	(223)	1,040	(4)	607
Equity in earnings of subsidiaries, net of tax	797	603	380	(1,780)	—
Net income	591	380	1,420	(1,784)	607
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$591	$380	$1,400	$(1,784)	$587

Condensed Consolidating Statement of Income

	Six months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,642	$—	$5,642
Fiduciary investment income	—	—	10	—	10
Total revenue	—	—	5,652	—	5,652
Expenses
Compensation and benefits	57	21	3,258	—	3,336
Other general expenses	9	4	1,585	—	1,598
Total operating expenses	66	25	4,843	—	4,934
Operating (loss) income	(66)	(25)	809	—	718
Interest income	(9)	7	9	—	7
Interest expense	(54)	(68)	(11)	—	(133)
Intercompany interest income (expense)	239	(221)	(18)	—	—
Intercompany other (expense) income	(106)	(23)	129	—	—
Other income	1	8	34	—	43
Income (loss) before taxes	5	(322)	952	—	635
Income tax expense (benefit)	1	(117)	222	—	106
Income (loss) before equity in earnings of subsidiaries	4	(205)	730	—	529
Equity in earnings of subsidiaries, net of tax	502	571	366	(1,439)	—
Net income	506	366	1,096	(1,439)	529
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$506	$366	$1,073	$(1,439)	$506

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$276	$116	$607	$(719)	$280
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$276	$116	$599	$(719)	$272
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	2	(6)	—	(4)
Foreign currency translation adjustments	(2)	10	(71)	4	(59)
Post-retirement benefit obligation	—	3	48	—	51
Total other comprehensive loss	(2)	15	(29)	4	(12)
Equity in other comprehensive loss of subsidiaries, net of tax	(14)	(31)	(16)	61	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(16)	(16)	(45)	65	(12)
Comprehensive income attributable to Aon shareholders	$260	$100	$554	$(654)	$260

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$178	$64	$337	$(391)	$188
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$178	$64	$327	$(391)	$178
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	2	(8)	—	(6)
Foreign currency translation adjustments	—	4	171	—	175
Post-retirement benefit obligation	—	9	12	—	21
Total other comprehensive (loss) income	—	15	175	—	190
Equity in other comprehensive income of subsidiaries, net of tax	191	173	188	(552)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	191	188	364	(552)	191
Comprehensive income attributable to Aon Shareholders	$369	$252	$691	$(943)	$369

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$591	$380	$1,420	$(1,784)	$607
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$591	$380	$1,400	$(1,784)	$587
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	—	(11)	—	(11)
Foreign currency translation adjustments	(2)	21	(161)	4	(138)
Post-retirement benefit obligation	—	16	(166)	—	(150)
Total other comprehensive loss	(2)	37	(338)	4	(299)
Equity in other comprehensive loss of subsidiaries, net of tax	(301)	(345)	(308)	954	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(303)	(308)	(646)	958	(299)
Comprehensive income attributable to Aon shareholders	$288	$72	$754	$(826)	$288

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$506	$366	$1,096	$(1,439)	$529
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$506	$366	$1,073	$(1,439)	$506
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	1	(2)	—	(1)
Foreign currency translation adjustments	—	(19)	(128)	—	(147)
Post-retirement benefit obligation	—	17	27	—	44
Total other comprehensive (loss) income	—	(1)	(103)	—	(104)
Equity in other comprehensive income of subsidiaries, net of tax	(102)	(94)	(95)	291	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income attributable to Aon shareholders	(102)	(95)	(196)	291	(102)
Comprehensive income attributable to Aon Shareholders	$404	$271	$877	$(1,148)	$404

Condensed Consolidating Statement of Financial Position

	As of June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$1,349	$1,850	$(2,761)	$438
Short-term investments	—	118	133	—	251
Receivables, net	—	1	2,515	—	2,516
Fiduciary assets	—	—	10,201	—	10,201
Intercompany receivables	55	4,847	9,436	(14,338)	—
Other current assets	—	24	371	—	395
Total Current Assets	55	6,339	24,506	(17,099)	13,801
Goodwill	—	—	8,473	—	8,473
Intangible assets, net	—	—	2,107	—	2,107
Fixed assets, net	—	—	751	—	751
Non-current deferred tax assets	154	746	176	(811)	265
Intercompany receivables	378	262	8,711	(9,351)	—
Prepaid pension	—	6	714	—	720
Other non-current assets	—	111	465	—	576
Investment in subsidiary	12,315	16,914	277	(29,506)	—
TOTAL ASSETS	$12,902	$24,378	$46,180	$(56,767)	$26,693

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,803	$45	$1,286	$(2,761)	$1,373
Short-term debt and current portion of long-term debt	241	—	10	—	251
Fiduciary liabilities	—	—	10,201	—	10,201
Intercompany payables	147	12,357	1,834	(14,338)	—
Other current liabilities	1	60	811	—	872
Total Current Liabilities	3,192	12,462	14,142	(17,099)	12,697
Long-term debt	4,205	1,413	289	—	5,907
Non-current deferred tax liabilities	—	—	850	(811)	39
Pension, other post-retirement and other post-employment liabilities	—	1,284	438	—	1,722
Intercompany payables	—	8,878	473	(9,351)	—
Other non-current liabilities	6	64	697	—	767
TOTAL LIABILITIES	7,403	24,101	16,889	(27,261)	21,132

TOTAL AON SHAREHOLDERS' EQUITY	5,499	277	29,229	(29,506)	5,499
Noncontrolling interests	—	—	62	—	62
TOTAL EQUITY	5,499	277	29,291	(29,506)	5,561

TOTAL LIABILITIES AND EQUITY	$12,902	$24,378	$46,180	$(56,767)	$26,693

Condensed Consolidating Statement of Financial Position

	As of December 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,083	$1,242	$(2,941)	$384
Short-term investments	—	209	147	—	356
Receivables, net	1	—	2,733	—	2,734
Fiduciary assets	—	—	9,932	—	9,932
Intercompany receivables	432	1,950	7,957	(10,339)	—
Other current assets	—	19	310	—	329
Total Current Assets	433	4,261	22,321	(13,280)	13,735
Goodwill	—	—	8,448	—	8,448
Intangible assets, net	—	—	2,180	—	2,180
Fixed assets, net	—	—	765	—	765
Intercompany receivables	375	526	8,633	(9,534)	—
Non-current deferred tax assets	154	756	141	(817)	234
Prepaid pension	—	6	1,027	—	1,033
Other non-current assets	—	119	557	(84)	592
Investment in subsidiary	11,804	16,534	369	(28,707)	—
TOTAL ASSETS	$12,766	$22,202	$44,441	$(52,422)	$26,987

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,988	$45	$1,680	$(2,941)	$1,772
Short-term debt and current portion of long-term debt	—	550	12	—	562
Fiduciary liabilities	—	—	9,932	—	9,932
Intercompany payables	167	9,518	654	(10,339)	—
Other current liabilities	47	56	716	—	819
Total Current Liabilities	3,202	10,169	12,994	(13,280)	13,085
Long-term debt	3,451	1,412	275	—	5,138
Non-current deferred tax liabilities	—	—	855	(818)	37
Pension, other post-retirement and other post-employment liabilities	—	1,313	482	—	1,795
Intercompany payables	—	8,799	735	(9,534)	—
Other non-current liabilities	7	140	705	(83)	769
TOTAL LIABILITIES	6,660	21,833	16,046	(23,715)	20,824

TOTAL AON SHAREHOLDERS' EQUITY	6,106	369	28,338	(28,707)	6,106
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	6,106	369	28,395	(28,707)	6,163

TOTAL LIABILITIES AND EQUITY	$12,766	$22,202	$44,441	$(52,422)	$26,987

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2016
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$237	$(625)	$1,156	$(4)	$764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	14	9	—	23
Purchases of investments	—	(13)	(16)	—	(29)
Net (purchases) sales of short-term investments - non-fiduciary	—	92	14	—	106
Acquisition of businesses, net of cash acquired	—	—	(183)	—	(183)
Proceeds from sale of businesses	—	—	103	—	103
Capital expenditures	—	—	(104)	—	(104)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	93	(177)	—	(84)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(750)	—	—	—	(750)
Advances from (to) affiliates	(211)	348	(321)	184	—
Issuance of shares for employee benefit plans	(87)	—	—	—	(87)
Issuance of debt	1,239	817	—	—	2,056
Repayment of debt	(259)	(1,367)	(6)	—	(1,632)
Cash dividends to shareholders	(169)	—	—	—	(169)
Noncontrolling interests and other financing activities	—	—	(62)	—	(62)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(237)	(202)	(389)	184	(644)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	18	—	18
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(734)	608	180	54
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,349	$1,850	$(2,761)	$438

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$93	$(368)	$853	$—	$578

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	—	10	—	10
Purchases of investments	—	(1)	—	—	(1)
Net (purchases) sales of short-term investments - non-fiduciary	—	41	(138)	—	(97)
Acquisition of businesses, net of cash acquired	—	—	(23)	—	(23)
Proceeds from sale of businesses	—	—	52	—	52
Capital expenditures	—	—	(142)	—	(142)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	40	(241)	—	(201)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(550)	—	—	—	(550)
Advances from (to) affiliates	172	(134)	(1,191)	1,153	—
Issuance of shares for employee benefit plans	(161)	—	—	—	(161)
Issuance of debt	712	1,732	1	—	2,445
Repayment of debt	(110)	(1,776)	(10)	—	(1,896)
Cash dividends to shareholders	(156)	—	—	—	(156)
Noncontrolling interests and other financing activities	—	—	(23)	—	(23)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(93)	(178)	(1,223)	1,153	(341)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(43)	—	(43)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(506)	(654)	1,153	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,221	$707	$(2,561)	$367

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2016 FINANCIAL RESULTS

During the second quarter of 2016, we continued to face certain headwinds that adversely impacted our business in prior periods. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business.

The following is a summary of our second quarter and first six months of 2016 financial results:

•
For the second quarter of 2016, revenue decreased $39 million, or 1%, to $2.8 billion compared to the prior year period due primarily to a 2% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to net divestitures, partially offset by organic revenue growth of 3%. For the first six months ended June 30, 2016, revenue decreased 2% compared to the prior year period due primarily to a 3% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to net divestitures, partially offset by organic revenue growth of 3%. In Risk Solutions, organic revenue growth in the second quarter and first six months of 2016 was driven by strong organic growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance compared to the prior year periods. The HR Solutions segment for the second quarter and first six months of 2016 had modest organic growth in Consulting compared to the prior year periods.

•
Operating expenses for the second quarter of 2016 were $2.4 billion, a decrease of $167 million, or 7%, compared to the prior year period. The decrease was primarily due to a $176 million decrease in expense related to certain legacy litigation settlements in the prior year quarter, a $52 million decrease in expenses related to net divestitures, a $49 million favorable impact from foreign currency translation, and an $11 million decrease in intangible asset amortization, partially offset by a $62 million increase in expense related to certain pension settlements and an increase in expense to support 3% organic revenue growth. Operating expenses for the first six months of 2016 decreased by $231 million compared to the prior year period primarily due to a $176 million decrease in expense related to certain legacy litigation settlements in the prior year period, a $131 million favorable impact from foreign currency exchange rates, a $93 million decrease in expenses related to acquisitions, net of divestitures, and a $24 million decrease in intangible asset amortization, partially offset by a $62 million increase in expense related to certain pension settlements, $20 million of transaction and portfolio repositioning related costs in HR Solutions associated with the sale of certain businesses, and an increase in expense to support the 3% organic growth.

•
Operating margin increased to 14.6% in the second quarter 2016 from 9.9% in the prior year period. Operating Margin for the first six months of 2016 was 15.4% as compared to 12.7% for the same period in 2015. The increase in operating margin from the prior year period and first six months of 2016 was driven by organic revenue growth of 3%, return on investments, and a favorable impact from changes in foreign currency exchange rates, partially offset by an increase in expense. Operating margin for Risk Solutions increased 500 basis points from 15.2% in the second quarter 2015 to 20.2% in the second quarter 2016 and 310 basis points from 18.5% for the first six months of 2015 to 21.6% for the first six months of 2016. Operating margin for HR Solutions increased 410 basis points from 4.0% in the second quarter 2015 to 8.1% in the second quarter 2016 and 170 basis points from 5.9% for the first six months of 2015 to 7.6% for the first six months of 2016.

•
Due to the factors set forth above, Net income attributable to Aon shareholders increased $94 million, or 53%, to $272 million for the second quarter 2016 compared to the second quarter 2015. During the first six months of 2016, Net income attributable to sharesholders increased $81 million or 16% , to 587 million in compared to the first six months of 2015.

•
Cash flow provided by operating activities was $764 million for the first six months of 2016, an increase of $186 million from $578 million provided by operating activities in the first six months of 2015. The increase was driven by an increase in net income, a decrease in cash tax payments, a decline in cash paid for pension contributions, and underlying working capital improvements.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow.  The following is our measure of performance against these four metrics for the second quarter of 2016:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 3% for the second quarter and first six months of 2016, an increase over 2% organic growth in the prior year second quarter and first six months of 2015. In Risk Solutions, organic revenue growth was driven by strong growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance organic revenue. HR Solutions had modest organic growth in Consulting.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 19.3% for Aon overall, 24.9% for the Risk Solutions segment, and 12.8% for the HR Solutions segment for the second quarter 2016.  Adjusted operating margin was 19.0% for Aon overall, 24.2% for the Risk Solutions segment, and 13.2% for the HR Solutions segment for the second quarter 2015. For the first six months of 2016, adjusted operating margin was 18.9% for Aon overall, 24.5% for the Risk Solutions segment, and 12.3% for the HR Solutions operating segment. For the first six months of 2015, adjusted operating margin was 18.6% for Aon overall, 23.7% for the Risk Solutions segment, and 13.2% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment in the second quarter and first six months of 2016 as compared to the prior year period primarily reflected organic revenue growth of 3%, a favorable impact from foreign currency exchange rates, and return on investments in data and analytics. In the HR Solutions segment in the second quarter of 2016, the operating margin decline was primarily driven by an increase in expense to support future growth, partially offset by organic revenue growth of 1%. For the first six months of 2016, the decrease in adjusted operating margin as compared to the prior year period was primarily driven by $20 million of transaction and portfolio repositioning related costs associated with the sale of certain businesses and increase in expense to support future growth, partially offset by organic growth of 2%.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.39 per share in the second quarter and $2.75 per share in the first six months of 2016, compared to $1.31 per share in the second quarter and $2.67 per share in the first six months of 2015.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," increased $224 million, or 51%, to $660 million from the prior year period, driven by a 32% increase in cash flow from operations and a decrease of $38 million in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Commissions, fees and other	$2,761	$2,800	$5,548	$5,642
Fiduciary investment income	5	5	10	10
Total revenue	2,766	2,805	5,558	5,652
Expenses:
Compensation and benefits	1,688	1,653	3,337	3,336
Other general expenses	673	875	1,366	1,598
Total operating expenses	2,361	2,528	4,703	4,934
Operating income	405	277	855	718
Interest income	3	4	5	7
Interest expense	(73)	(68)	(142)	(133)
Other income	—	1	18	43
Income before income taxes	335	214	736	635
Income taxes	55	26	129	106
Net income	280	188	607	529
Less: Net income attributable to noncontrolling interests	8	10	20	23
Net income attributable to Aon shareholders	$272	$178	$587	$506

Revenue

Total revenue decreased by $39 million, or 1%, in the second quarter 2016 compared to the second quarter 2015.  This change resulted from a $14 million increase in Risk Solutions and a $48 million decrease in HR Solutions, excluding intersegment eliminations. The results of the Risk Solutions segment reflected 3% organic growth in commissions and fees, partially offset by a 2% unfavorable impact from foreign currency exchange rates. The decrease in revenue in the HR Solutions segment was driven by a 5% decrease in fees and commissions related to net divestitures and a 1% unfavorable impact from foreign currency exchange rates, partially offset by 1% organic revenue growth.

First the first six months of 2016, revenue decreased 2%, or $94 million, compared to the prior year period. The change consists of a $9 million decrease in the Risk Solutions segment and a $88 million decrease in the HR Solutions segment. The results of the Risk Solutions segment reflected a 3% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth in commissions and fees. The decrease in HR Solutions revenue was driven by a 5% decrease in fees and commissions related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth.

Compensation and Benefits

Compensation and benefits increased $35 million, or 2%, in the second quarter of 2016 compared to the second quarter 2015. This increase was primarily driven by a $62 million increase in expenses related to certain pension settlements and an increase in expense associated with 3% organic revenue growth, partially offset by a $34 million favorable impact from foreign currency exchange rates and a $32 million decrease in expenses related to net divestitures.

Compensation and benefits increased $1 million compared to the first six months of 2015. The increase was primarily driven by a $62 million increase in expenses related to certain pension settlements, $20 million of transaction and portfolio repositioning costs primarily associated with the sale of certain businesses, and an increase in expense to support 3% organic growth, partially offset by a $92 million favorable impact from foreign currency exchange rates and a $61 million favorable impact related to net divestitures.

Other General Expenses

Other general expenses in the second quarter of 2016 decreased $202 million, or 23%, compared to the second quarter 2015. This decrease was due primarily to a $176 million decrease in expense related to certain legacy litigation settlements in the prior year quarter, a $20 million decrease in expenses related to net divestitures, a $15 million favorable impact from foreign currency exchange rates, and an $11 million decrease in intangible asset amortization, partially offset by an increase in expense to support 3% organic revenue growth.

Other general expenses in the first six months of 2016 decreased $232 million, or 15%, compared to the first six months of 2015. This decrease was due primarily to a $176 million decrease in expense related to certain legacy litigation settlements in the prior year quarter, $39 million favorable impact from foreign currency exchange rates, a $32 million decrease in expenses related to net divestitures, and a $24 million decrease in intangible asset amortization, partially offset by an increase in expense to support 3% organic revenue growth.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter 2016, interest income decreased $1 million to $3 million compared to the second quarter 2015. For the first six months of 2016, Interest income decreased $2 million to $5 million compared to the first six months of 2015.

Interest Expense

Interest expense, which represents the cost of our debt obligations, increased $5 million during the second quarter 2016 compared to the second quarter of 2015 and increased $9 million compared to the first six months of 2015. The increase in interest expense is due to the overlap of $750 million of notes issued in the first quarter of 2016 for notes that matured in the second quarter of 2016.

Other Income (Expense)

Other income was immaterial for the second quarter of 2016, compared to $1 million for the second quarter of 2015.  Other income for the second quarter 2016 includes net gains on the sale of certain businesses that were offset by net losses on certain long term investments and losses on foreign currency remeasurement. Other income of $1 million in the second quarter 2015 primarily included net gains on certain long term investments and the sale of certain businesses.

Other income was $18 million for the first six months of 2016, compared to $43 million for the first six months of 2015.  Other income for the first six months of 2016 includes $41 million of net gains on the sale of certain businesses, partially offset by a $16 million net loss on foreign currency remeasurement and $10 million of net losses on certain long term investments. Other income of $43 million in the first six months of 2015 primarily included a $20 million gain on the sale of businesses, and $17 million of foreign currency remeasurement gains.

Income before Income Taxes

Income before income taxes for the second quarter of 2016 was $335 million, a 57% increase from $214 million in the second quarter of 2015. Income before income taxes for the first six months of 2016 was $736 million, a 16% increase from $635 million from the first six months of 2015.

Income Taxes

The effective tax rate on net income was 16.4% and 12.2% for the quarters ended June 30, 2016 and 2015, respectively. The effective tax rate on net income was 17.5% and 16.8% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the six months ended June 30, 2016 was impacted by changes in the geographical distribution of income and certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the three months ended June 30, 2016 increased to $272 million, or $1.01 per diluted share, from $178 million, or $0.62 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2016 to $587 million, or $2.16 per diluted share, from $506 million, or $1.76 per diluted share, in the prior year period.

Non-GAAP Metrics

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended June 30, 2016
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,766	$1,847	$931
Operating income — U.S. GAAP	$405	$373	$75
Intangible asset amortization	68	25	43
Pension Settlement	62	61	1
Operating income — as adjusted	$535	$459	$119
Operating margins — U.S. GAAP	14.6%	20.2%	8.1%
Operating margins — as adjusted	19.3%	24.9%	12.8%

	Six months ended June 30, 2016
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,558	$3,719	$1,861
Operating income — U.S. GAAP	$855	$802	$142
Intangible asset amortization	135	49	86
Pension Settlement	62	61	1
Operating income — as adjusted	$1,052	$912	$229
Operating margins — U.S. GAAP	15.4%	21.6%	7.6%
Operating margins — as adjusted	18.9%	24.5%	12.3%

	Three months ended June 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,805	$1,833	$979
Operating income — U.S. GAAP	$277	$279	$39
Intangible asset amortization	79	28	51
Legacy Litigation	176	137	39
Operating income — as adjusted	$532	$444	$129
Operating margins — U.S. GAAP	9.9%	15.2%	4.0%
Operating margins — as adjusted	19.0%	24.2%	13.2%

	Six months ended June 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,652	$3,728	$1,949
Operating income — U.S. GAAP	$718	$691	$115
Intangible asset amortization	159	56	103
Legacy Litigation	176	137	39
Operating income — as adjusted	$1,053	$884	$257
Operating margins — U.S. GAAP	12.7%	18.5%	5.9%
Operating margins — as adjusted	18.6%	23.7%	13.2%

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

The effective tax rates used in the U.S. GAAP financial statements were 16.4% and 12.2% for the three months ended June 30, 2016 and 2015, respectively, and 17.5% and 16.8% for the six months ended June 30, 2016 and June 30, 2015 , respectively. After adjusting to exclude the applicable tax impact associated with expenses for pension settlements, the adjusted effective tax rates for the second quarter and first six months of 2016 were 17.4% and 17.9%, respectively. After adjusting to exclude the applicable tax impact associated with expenses for legacy litigation, the adjusted effective tax rates for the second quarter and first six months of 2015 were 18.0% and 18.6%, respectively.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended June 30, 2016
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$405	$130	$535
Interest income	3	—	3
Interest expense	(73)	—	(73)
Other income	—	—	—
Income before income taxes	335	130	465
Income taxes	55	26	81
Net income	280	104	384
Less: Net income attributable to noncontrolling interests	8	—	8
Net income attributable to Aon shareholders	$272	$104	$376
Diluted earnings per share	$1.01	$0.38	$1.39
Weighted average ordinary shares outstanding — diluted	269.8	—	269.8

	Six months ended June 30, 2016
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$855	$197	$1,052
Interest income	5	—	5
Interest expense	(142)	—	(142)
Other income	18	—	18
Income before income taxes	736	197	933
Income taxes	129	38	167
Net income	607	159	766
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$587	$159	$746
Diluted earnings per share	$2.16	$0.59	$2.75
Weighted average ordinary shares outstanding — diluted	271.7	—	271.7

	Three months ended June 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$277	$255	$532
Interest income	4	—	4
Interest expense	(68)	—	(68)
Other income	1	—	1
Income before income taxes	214	255	469
Income taxes	26	58	84
Net income	188	197	385
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$178	$197	$375
Diluted earnings per share	$0.62	$0.69	$1.31
Weighted average ordinary shares outstanding — diluted	286.7	—	286.7

	Six months ended June 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$718	$335	$1,053
Interest income	7	—	7
Interest expense	(133)	—	(133)
Other income	43	—	43
Income before income taxes	635	335	970
Income taxes	106	74	180
Net income	529	261	790
Less: Net income attributable to noncontrolling interests	23	—	23
Net income attributable to Aon shareholders	$506	$261	$767
Diluted earnings per share	$1.76	$0.91	$2.67
Weighted average ordinary shares outstanding — diluted	286.9	—	286.9

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Six months ended June 30,
	2016	2015
Cash provided by operating activities - U.S. GAAP	$764	$578
Less: Capital expenditures	(104)	(142)
Free cash flow	$660	$436

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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had no impact and an unfavorable impact of $0.05 on net income per diluted share during the three and six months ended June 30, 2016, respectively, and an unfavorable impact of $0.07 and $0.21 on adjusted net income per diluted share during the three and six months ended June 30, 2015, respectively. Currency fluctuations had no impact and an unfavorable impact of $0.05 on adjusted net income per diluted share during the three and six months ended June 30, 2016, respectively, and an unfavorable impact of $0.08 and $0.22 on adjusted net income per diluted share during the three and six months ended June 30, 2015, respectively. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flow from operations, available cash reserves, and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 increased $186 million, or 32%, to $764 million from the prior year period. This amount represents net income reported by the Company, as adjusted for gains or losses on sales of business, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The increase from the prior year was primarily driven by increases in current income taxes, partially offset by reductions in pension contributions and restructuring payments, as well as working capital improvements.

Pension contributions were $63 million for the six months ended June 30, 2016 as compared to $104 million for the six months ended June 30, 2015. For the remainder of 2016, we expect to contribute approximately $87 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2016 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Programs, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities totaling $1.3 billion, of which all $1.3 billion was available at June 30, 2016, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $84 million during the six months ended June 30, 2016. The primary drivers of the cash flow used for investing activities were $104 million of capital expenditures, $183 million of acquisitions of businesses, net of cash acquired, and $6 million of net purchases of long-term investments, offset by $103 million in proceeds from the sale of businesses and $106 million in net sales of short-term investments. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $201 million during the six months ended June 30, 2015. The primary drivers of the cash flow used for investing activities were $97 million in net purchases of short-term investments, $142 million of capital expenditures, and $23 million of acquisitions of businesses, net of cash acquired, offset by $52 million in proceeds from the sale of businesses and $9 million of net proceeds from long-term investments.

Financing Activities

Cash flow used for financing activities during the six months ended June 30, 2016 was $644 million. The primary drivers of the cash flow used for financing activities were $750 million of share repurchases, $169 million of dividends paid to shareholders, $87 million in net cash payments related to issuance of shares, and $62 million of transactions with noncontrolling interests and other financing activities, partially offset by $424 million of issuances of debt, net of repayments.

Cash flow used for financing activities during the six months ended June 30, 2015 was $341 million. The primary drivers of cash flow used for financing activities were $550 million of share repurchases, $156 million of dividends paid to shareholders, $161 million in net cash payments related to issuance of shares, and $23 million of transactions with noncontrolling interests and other financing activities, partially offset by $549 million of issuances of debt, net of repayments.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2016 and December 31, 2015, we had distributable reserves in excess of $2.3 billion and $2.1 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.

Cash and Investments

At June 30, 2016, our cash and cash equivalents and short-term investments were $689 million, a decrease of $51 million from December 31, 2015. This decrease was primarily related to $750 million in share repurchases, $104 million of capital expenditures, $183 million in acquisitions of businesses, net of cash acquired, and $169 million in dividends, partially offset by $764 million cash provided by operations and $424 million in proceeds from debt issuances, net of repayments.  Of the total balance as of June 30, 2016, $87 million was restricted as to its use, which was comprised of $59 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $28 million held as collateral for various business purposes.  At June 30, 2016, $1.6 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $897 million were held in other countries. We maintain multicurrency cash pools with a third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2016, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.8 billion and $3.4 billion at June 30, 2016 and December 31, 2015, respectively, and fiduciary receivables of $6.4 billion and $6.5 billion at June 30, 2016 and December 31, 2015, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.

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

At June 30, 2016, our investments in money market funds had a fair value of $1.5 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at June 30, 2016 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$438	$—	$2,582	$3,020
Money market funds	—	251	1,232	1,483
Other investments due within one year	—	—	—	—
Cash and short-term investments	438	251	3,814	4,503
Fiduciary receivables	—	—	6,387	6,387
Total	$438	$251	$10,201	$10,890

Share Repurchase Program

In April 2012, our Board of Directors authorized the 2012 Share Repurchase Program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized the 2014 Share Repurchase Program pursuant to which up to $5.0 billion may be repurchased in addition to the $5.0 billion authorized under the 2012 Share Repurchase Program. Under each program, shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, funded from available capital.

In the second quarter of 2016, the Company did not repurchase shares. During the six months ended June 30, 2016, we repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of approximately $750 million. Included in the 7.7 million shares repurchased were 0.6 million shares repurchased in March 2016 that did not settle until April 2016. These shares were settled at an average price per share of $103.58 and total cost of $65 million. In the second quarter of 2015, the Company repurchased 3.0 million shares at an average price per share of $100.92 for a total cost of approximately $300 million. During the six months ended June 30, 2015, we repurchased 5.5 million shares at an average price per share of $100.57 for a total cost of approximately $550 million.

In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At June 30, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is approximately $3.3 billion. Under the Repurchase Programs, the Company has repurchased a total of 85.7 million shares for an aggregate cost of approximately $6.7 billion.

For information regarding share repurchases made during the second quarter of 2016, see Part II, Item 2 — "Unregistered Sales of Equity Securities and Use of Proceeds" below.

Borrowings

Total debt at June 30, 2016 was $6.2 billion, which represents an increase of $458 million compared to December 31, 2015. This increase is primarily due to the issuance of $750 million of 3.875% Senior Notes due December 2025 and an increase in commercial paper outstanding of $191 million, partially offset by the repayment of $500 million of 3.125% Senior Notes which matured in May 2016. Commercial paper activity during the three and six months ended June 30, 2016 included total issuances of $1.0 billion and $1.3 billion, respectively, compared to $976 million and $1.8 billion for the three and six months ended June 30, 2015, respectively. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. We used the proceeds of the issuance for general corporate purposes.

On May 27, 2016, $500 million of 3.125% Senior Notes issued by Aon Corporation matured and were repaid.

Credit Facilities

As of June 30, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility originally expiring in February 2020. Effective February 2, 2016, the $900 million multi-currency U.S. credit facility terms were extended for one year and will now expire on February 2, 2021 (the "2021 Facility"). Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At June 30, 2016, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2017 Facility and the 2021 Facility during the three and six months ended June 30, 2016.
Our total debt-to-EBITDA ratio at June 30, 2016 and 2015 based on a rolling twelve months is calculated as follows:

	For the twelve months ended June 30,
	2016	2015
Net income	1,500	1,311
Interest expense	282	265
Income taxes	290	295
Depreciation of fixed assets	230	233
Amortization of intangible assets	290	338
Total EBITDA	2,592	2,442

Total Debt	6,158	6,061

Total debt-to-EBITDA ratio	2.4	2.5
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

The major rating agencies' ratings of our debt at July 29, 2016 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total LOCs outstanding of approximately $82 million at June 30, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2016, compared to $104 million at December 31, 2015.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $12 million at June 30, 2016 and December 31, 2015, respectively.  During the three and six months ended June 30, 2016, we did not fund any significant commitments.

Other Liquidity Matters

We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At June 30, 2016, our net assets were $5.6 billion, representing total assets minus total liabilities, a decrease from $6.2 billion at December 31, 2015. The decrease was due primarily to $750 million of share repurchases, $169 million of dividend payments, and an increase of $299 million in Accumulated other comprehensive loss related primarily to foreign currency translation adjustment and post-retirement benefit obligations, partially offset by Net income of $607 million for the six months ended June 30, 2016.  Working capital increased by $454 million to $1,104 million from December 31, 2015.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss increased $299 million to $3,722 million at June 30, 2016 as compared to $3,423 million at December 31, 2015, which was primarily driven by the following:

•	negative net foreign currency translation adjustments of $138 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	an increase of $150 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $11 million.

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

Risk Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2016	2015	2016	2015
Revenue	$1,847	$1,833	$3,719	$3,728
Operating income	373	279	802	691
Operating margin	20.2%	15.2%	21.6%	18.5%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first six months of 2016, pricing was modestly negative on average globally, and we still consider this a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the second quarter of 2016, we faced difficult conditions as a result of continued weakness in the global economy and the repricing of credit risk.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in the second quarter. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Retail brokerage:
Americas	$830	$837	$1,538	$1,550
International (1)	678	661	1,465	1,461
Total retail brokerage	1,508	1,498	3,003	3,011
Reinsurance brokerage	334	330	706	707
Total	$1,842	$1,828	$3,709	$3,718
  ______________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Commissions, fees and other revenue for Risk Solutions increased $14 million, or 1%, in the second quarter 2016 compared to the second quarter 2015. The increase in revenue was driven by 3% organic growth, partially offset by a 2% unfavorable impact from foreign currency exchange rates. During the first six months of 2016, Commissions, fees, and other revenue decreased $9 million, as compared to the first six months of 2015 due to a 3% unfavorable impact from foreign currency exchange rates, offset by 3% organic growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended June 30, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	(1)%	(3)%	—%	2%
International (1)	3	(2)	(1)	6
Total retail brokerage	1	(3)	—	4
Reinsurance brokerage	1	—	—	1
Total	1%	(2)%	—%	3%

Six months ended June 30,	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	(1)%	(3)%	(1)%	3%
International (1)	—	(4)	(1)	5
Total retail brokerage	—	(4)	—	4
Reinsurance brokerage	—	(1)	—	1
Total	—%	(3)%	—%	3%
____________________________________________
(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 1% in the second quarter of 2016 driven by 4% organic revenue growth, partially offset by a 3% unfavorable impact from foreign currency exchange rates. For the first six months of 2016, commissions, fees, and other revenue remained flat, as 4% organic revenue growth was offset by a 4% unfavorable impact from foreign currency exchange rates.

Americas Commissions, fees and other revenue decreased 1% in both the second quarter and first six months of 2016, reflecting 2% growth in organic revenue that was more than offset by a 3% unfavorable impact from foreign currency exchange rates for the second quarter of 2016. For the first six months of 2016, the decrease in revenue was driven by a 3% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures, partially offset by 3% growth in organic revenue. Organic revenue growth of 2% and 3% in the three and six months ended June 30, 2016, respectively, was driven by strong growth in Affinity and modest growth in Latin America and US Retail.

International Commissions, fees and other revenue increased 3% in the second quarter 2016, driven by 6% organic revenue growth, partially offset by a 2% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures. For the first six months of 2016, commissions, fees, and other revenue remained flat as organic growth of 5% was offset by a 4% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures. Strong organic revenue growth in both periods was driven by continued growth across Asia and the Pacific, as well as solid growth in continental Europe driven by both new business generation and management of the renewal book portfolio.

Reinsurance brokerage Commissions, fees and other revenue increased 1% in the second quarter of 2016, as compared to the prior year period, driven by 1% organic revenue growth. For the first six months of 2016, commissions, fees, and other revenue was flat as compared to the prior year period, as 1% organic revenue growth was offset by a 1% unfavorable impact from foreign currency exchange rates. Organic revenue growth for both the second quarter and first six months of 2016 was driven primarily by growth in facultative placements and net new business generation in treaty placements, partially offset by an unfavorable market impact.

Operating Income

Operating income for the second quarter 2016 increased $94 million, or 34%, from the second quarter of 2015 to $373 million in the first quarter of 2016, and operating income margin increased from 15.2% in the first quarter of 2015 to 20.2% in the first quarter of 2016.  For the first six months of 2016, operating income increased $111 million, or 16%, to $802 million. The increase in both periods was driven primarily by solid organic revenue growth and return on investments in data and analytics across the portfolio, as well as a decrease in expense related to certain legacy litigation.

HR Solutions

	Three months ended June 30,		Six months ended June 30,
(millions, except percentage data)	2016	2015	2016	2015
Revenue	$931	$979	$1,861	$1,949
Operating income	75	39	142	115
Operating margin	8.1%	4.0%	7.6%	5.9%

Our HR Solutions segment generated approximately 34% of our consolidated total revenues in the second quarter of 2016 and provides a broad range of human capital services, as follows:

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

Revenue

Commissions, fees and other revenue were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Consulting services	$383	$391	$757	$762
Outsourcing	550	599	1,110	1,203
Intrasegment	(2)	(11)	(6)	(16)
Total	$931	$979	$1,861	$1,949

Commissions, fees and other revenue for HR Solutions decreased $48 million, or 5%, in the second quarter 2016 compared to the second quarter 2015. The modest decrease in revenue reflects a 5% decrease in commissions and fees related to net divestitures and a 1% unfavorable impact from foreign exchange rates, partially offset by 1% organic growth in commissions and fees. For the first six months of 2016, revenue decreased $88 million due to a 5% decrease in commissions and fees related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended June 30, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(2)%	(2)%	(1)%	1%
Outsourcing	(8)	(1)	(7)	—
Total	(5)%	(1)%	(5)%	1%

Six months ended June 30,	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(1)%	(2)%	(1)%	2%
Outsourcing	(8)	(1)	(7)	—
Total	(5)%	(2)%	(5)%	2%

Consulting services revenue decreased $8 million, or 2%, for the second quarter of 2016 as compared to the prior year period due primarily to a 2% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures, partially offset by 1% organic revenue growth. For the first six months of 2016, revenue decreased $5 million, or 1% as compared to the prior year period, as a result of a 2% unfavorable impact from foreign currency rates and a 1% decrease in commissions and fees related to net divestitures, partially offset by 2% organic growth. Organic revenue growth for both periods was driven primarily by continued growth in investment consulting, as well as growth in pension solutions.

Outsourcing revenue decreased $49 million, or 8%, for the second quarter of 2016 as compared to the prior year period due to a 7% decrease in commissions and fees related to net divestitures and a 1% unfavorable impact from foreign currency exchange rates. For the first six months of 2016, revenue decreased $93 million, or 8%, as a result of a 7% decrease in commissions and fees related to net divestitures, and a 1% unfavorable impact from foreign currency exchange rates. Organic revenue growth in both periods was driven primarily by continued growth in HR BPO for cloud-based solutions, offset by a modest decline in benefits administration and project-related work.

Operating Income

Operating income for the second quarter of 2016 was $75 million, an increase of $36 million, or 92%, from the second quarter of 2015. For the first six months of 2016, operating income was $142 million, an increase from $115 million in the prior year period. The increase in both the second quarter and first six months of 2016 was primarily driven by organic revenue growth, a decrease in expenses related to certain legacy litigation settlements in the prior year quarter, and expense discipline. Operating margin for the HR Solutions segment was 8.1% in the second quarter, an increase from 4.0% in 2015. For the first six months of 2016, operating margin was 7.6%, an increase from 5.9% in 2015.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating income (loss):
Risk Solutions	$373	$279	$802	$691
HR Solutions	75	39	142	115
Unallocated	(43)	(41)	(89)	(88)
Operating income	405	277	855	718
Interest income	3	4	5	7
Interest expense	(73)	(68)	(142)	(133)
Other income	—	1	18	43
Income before income taxes	$335	$214	$736	$635

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $2 million to $43 million in the second quarter 2016 as compared to the prior year period. Net unallocated expenses were $89 million for the first six months of 2016 and $88 million for the first six months of 2015.

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

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At June 30, 2016, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2016 and 2017, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would not be impacted during the three months ended June 30, 2016 and would be unfavorably impacted by approximately $0.05 during the six months ended June 30, 2016.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would not be impacted during the three months ended June 30, 2016 and would be unfavorably impacted by approximately $0.05 during the six months ended June 30, 2016 if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of June 30, 2016.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/16 - 4/30/16	—	$—	—	$3,324,314,629
5/1/16 - 5/31/16	—	—	—	3,324,314,629
6/1/16 - 6/30/16	—	—	—	3,324,314,629
Total	—		—	$3,324,314,629
  ______________________________________________

(1)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the second quarter of 2016, we did not repurchase shares under the Share Repurchase Program.

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

Aon plc
(Registrant)

July 29, 2016	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	International Assignment Letter with Gregory C. Case, effective July 1, 2016.
10.2	International Assignment Letter with Christa Davies, effective July 1, 2016.
10.3	International Assignment Letter with Stephen P. McGill, effective July 1, 2016.
10.4	International Assignment Letter with Peter Lieb, effective July 1, 2016.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document