Form 10-Q
period 2016-09-30
Aon plc
filed 2016-10-28
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 20, 2016:  263,094,046

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue
Commissions, fees and other	$2,740	$2,736	$8,288	$8,378
Fiduciary investment income	6	6	16	16
Total revenue	2,746	2,742	8,304	8,394
Expenses
Compensation and benefits	1,611	1,644	4,948	4,980
Other general expenses	713	685	2,079	2,283
Total operating expenses	2,324	2,329	7,027	7,263
Operating income	422	413	1,277	1,131
Interest income	1	3	6	10
Interest expense	(70)	(72)	(212)	(205)
Other income	9	8	27	51
Income before income taxes	362	352	1,098	987
Income taxes	48	49	177	155
Net income	314	303	921	832
Less: Net income attributable to noncontrolling interests	7	8	27	31
Net income attributable to Aon shareholders	$307	$295	$894	$801

Basic net income per share attributable to Aon shareholders	$1.15	$1.05	$3.32	$2.83
Diluted net income per share attributable to Aon shareholders	$1.14	$1.04	$3.30	$2.80
Cash dividends per share paid on ordinary shares	$0.33	$0.30	$0.96	$0.85
Weighted average ordinary shares outstanding - basic	267.5	280.9	269.1	283.2
Weighted average ordinary shares outstanding - diluted	269.6	283.8	271.0	285.9

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$314	$303	$921	$832
Less: Net income attributable to noncontrolling interests	7	8	27	31
Net income attributable to Aon shareholders	307	295	894	801
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(10)	(11)	(11)
Foreign currency translation adjustments	(89)	(229)	(227)	(376)
Post-retirement benefit obligation	18	18	(132)	62
Total other comprehensive loss	(71)	(221)	(370)	(325)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(4)	—	(6)
Total other comprehensive loss attributable to Aon shareholders	(71)	(217)	(370)	(319)
Comprehensive income attributable to Aon shareholders	$236	$78	$524	$482

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

(millions, except nominal value)	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$483	$384
Short-term investments	463	356
Receivables, net	2,391	2,734
Fiduciary assets	8,710	9,932
Other current assets	424	329
Total Current Assets	12,471	13,735
Goodwill	8,452	8,448
Intangible assets, net	2,038	2,180
Fixed assets, net	738	765
Non-current deferred tax assets	278	234
Prepaid pension	711	1,033
Other non-current assets	564	592
TOTAL ASSETS	$25,252	$26,987

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,477	$1,772
Short-term debt and current portion of long-term debt	250	562
Fiduciary liabilities	8,710	9,932
Other current liabilities	929	819
Total Current Liabilities	11,366	13,085
Long-term debt	5,910	5,138
Non-current deferred tax liabilities	36	37
Pension, other post-retirement and post-employment liabilities	1,687	1,795
Other non-current liabilities	759	769
TOTAL LIABILITIES	19,758	20,824

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2016 - 263.5; 2015 - 269.8)	3	3
Additional paid-in capital	5,522	5,409
Retained earnings	3,702	4,117
Accumulated other comprehensive loss	(3,793)	(3,423)
TOTAL AON SHAREHOLDERS' EQUITY	5,434	6,106
Noncontrolling interests	60	57
TOTAL EQUITY	5,494	6,163
TOTAL LIABILITIES AND EQUITY	$25,252	$26,987

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2015	269.8	$5,412	$4,117	$(3,423)	$57	$6,163
Net income	—	—	894	—	27	921
Shares issued - employee benefit plans	0.6	40	—	—	—	40
Shares issued - employee compensation	3.5	(169)	—	—	—	(169)
Shares purchased	(10.4)	—	(1,051)	—	—	(1,051)
Tax benefit - employee benefit plans	—	60	—	—	—	60
Share-based compensation expense	—	228	—	—	—	228
Dividends to shareholders	—	—	(258)	—	—	(258)
Net change in fair value of financial instruments	—	—	—	(11)	—	(11)
Net foreign currency translation adjustments	—	—	—	(227)	—	(227)
Net post-retirement benefit obligation	—	—	—	(132)	—	(132)
Purchases of shares from noncontrolling interests	—	(46)	—	—	(4)	(50)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(20)	(20)
Balance at September 30, 2016	263.5	$5,525	$3,702	$(3,793)	$60	$5,494

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$921	$832
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(41)	(29)
Depreciation of fixed assets	171	169
Amortization of intangible assets	207	237
Share-based compensation expense	228	239
Deferred income taxes	(7)	(83)
Change in assets and liabilities:
Fiduciary receivables	1,538	795
Short-term investments — funds held on behalf of clients	(438)	200
Fiduciary liabilities	(1,100)	(995)
Receivables, net	289	232
Accounts payable and accrued liabilities	(277)	(312)
Current income taxes	(29)	(69)
Pension, other post-retirement and other post-employment liabilities	(70)	(191)
Other assets and liabilities	83	270
CASH PROVIDED BY OPERATING ACTIVITIES	1,475	1,295

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	31	23
Purchases of investments	(47)	(3)
Net purchases of short-term investments — non-fiduciary	(108)	(9)
Acquisition of businesses, net of cash acquired	(198)	(26)
Proceeds from sale of businesses	104	54
Capital expenditures	(153)	(225)
CASH USED FOR INVESTING ACTIVITIES	(371)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,037)	(1,150)
Issuance of shares for employee benefit plans	(70)	(148)
Issuance of debt	2,729	3,494
Repayment of debt	(2,308)	(2,860)
Cash dividends to shareholders	(258)	(240)
Noncontrolling interests and other financing activities	(71)	(26)
CASH USED FOR FINANCING ACTIVITIES	(1,015)	(930)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	(155)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	384	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$483	$398

Supplemental disclosures:
Interest paid	$196	$190
Income taxes paid, net of refunds	$153	$180

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

Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.  The results for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2016.

Reclassification

Certain amounts in prior years' Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2016 presentation.

Upon vesting of certain share-based payment arrangements, employees may elect to use a portion of the shares to satisfy tax withholding requirements, in which case Aon makes a payment to the taxing authority on the employee’s behalf and remits the remaining shares to the employee.   Prior to the fourth quarter of 2015, the Company presented amounts due to taxing authorities within Cash Flows From Operating Activities in the Condensed Consolidated Statements of Cash Flows.  These amounts are now included in “Issuance of shares for employee benefit plans” within Cash Flows From Financing Activities.  The Company believes this presentation provides greater clarity into the operating and financing activities of the Company as the substance and accounting for these transactions is that of a share repurchase.  It also aligns the Company’s presentation to be consistent with industry practice and share-based compensation guidance issued by the Financial Accounting Standards Board (the "FASB") in March 2016.  The amount reported in Issuance of shares for employee benefit plans was $220 million for the nine months ended September 30, 2015.  This amount, which was reclassified from Accounts payable and accrued liabilities and Other assets and liabilities, was $103 million and $117 million, respectively, for the nine months ended September 30, 2015.

Changes to the presentation of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 were made related to certain line items within financing activities.  In 2016, Purchases of shares from noncontrolling interests and Dividends paid to noncontrolling interests have been aggregated in a new line item titled “Noncontrolling interests and other financing activities” within financing activities. The balances held in these line items for the nine months ended September 30, 2015 were outflows of $5 million and $21 million, respectively. Additionally, Restructuring reserves have been retrospectively reclassified to Other asset and liabilities. The balance held in Restructuring reserves for the nine months ended September 30, 2015 was an outflow of $25 million.

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

2.  Accounting Principles and Practices

New Accounting Pronouncements

Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity will no longer have discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for the Company in the first quarter of 2018, with early adoption permitted. An entity will apply the new guidance through retrospective adjustment to all periods presented. The retrospective approach includes a practical expedient that entities may apply should retrospective adoption be impracticable; in this case, the amendments for these issues may be applied prospectively as of the earliest date practicable. Aon does not expect the adoption of this guidance to have a material impact upon the Company's Condensed Consolidated Financial Statements.
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

Aon expects to adopt the guidance in the first quarter of 2017 and is currently evaluating the method of transition.  The Company is also finalizing its evaluation of the impact of the new guidance, specifically the changes to the accounting and presentation of excess tax benefits, which could have a significant impact on its Condensed Consolidated Financial Statements.  This includes Income tax expense in the Condensed Consolidated Statement of Income, Additional paid-in capital in the Condensed Consolidated Statements of Financial Position, and Cash Flows from Operating Activities and Cash Flows from Financing Activities in the Condensed Consolidated Statements of Cash Flows.  The impact will be driven by the Company’s share price at the time share-based payment transactions vest in future periods. Specifically, if the Company’s share price increases between the date of grant and the vesting date of an equity award, the Company will recognize an income tax benefit, which will lower the effective tax rate. If the Company’s share price decreases between the date of grant and the vesting date, the Company will recognize an income tax provision, which will increase the effective tax rate. The Company does not expect other elements of the guidance to have a material impact on its Condensed Consolidated Financial Statements.

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

At September 30, 2016, Cash and cash equivalents and Short-term investments were $946 million compared to $740 million at December 31, 2015. Of the total balances, $85 million and $105 million was restricted as to its use at September 30, 2016 and December 31, 2015, respectively. Included within the September 30, 2016 and December 31, 2015 balances, respectively, were £43.3 million ($56.2 million at September 30, 2016 exchange rates) and £43.3 million ($64.6 million at December 31, 2015 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.

4.  Other Financial Data

Condensed Consolidated Statements of Income Information

Other Income

Other income consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Foreign currency remeasurement gain (loss)	$2	$16	$(14)	$33
Gain on disposal of business	—	—	41	20
Equity earnings	4	4	7	10
Income (loss) on financial instruments	3	(12)	(7)	(12)
Other	—	—	—	—
Total	$9	$8	$27	$51

Condensed Consolidated Statements of Financial Position Information

Allowance for Doubtful Accounts

An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$64	$65	$58	$74
Provision charged to Other general expenses	5	1	17	12
Accounts written off, net of recoveries	(4)	(5)	(11)	(27)
Foreign currency translation	—	2	1	4
Balance at end of period	$65	$63	$65	$63

Other Current Assets

The components of Other current assets are as follows (in millions):

	September 30, 2016	December 31, 2015
Taxes receivable	$169	$94
Prepaid expenses	150	130
Deferred project costs	92	92
Other	13	13
Total	$424	$329

Other Non-Current Assets

The components of Other non-current assets are as follows (in millions):

	September 30, 2016	December 31, 2015
Deferred project costs	$188	$210
Investments	124	135
Taxes receivable	73	82
Other	179	165
Total	$564	$592

Other Current Liabilities

The components of Other current liabilities are as follows (in millions):

	September 30, 2016	December 31, 2015
Deferred revenue	$413	$394
Taxes payable	74	94
Other	442	331
Total	$929	$819

Other Non-Current Liabilities

The components of Other non-current liabilities are as follows (in millions):

	September 30, 2016	December 31, 2015
Taxes payable	$268	$223
Deferred revenue	152	159
Leases	169	166
Compensation and benefits	56	59
Other	114	162
Total	$759	$769

5.  Acquisitions and Dispositions of Businesses

Acquisitions

The number of acquisitions completed within each reportable segment is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk Solutions	1	—	3	2
HR Solutions	—	1	2	3
Total	1	1	5	5

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions (in millions):

	Nine months ended September 30,
	2016	2015
Consideration	$207	$26
Intangible assets:
Goodwill	$117	$18
Other intangible assets	93	1
Total	$210	$19

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.

Dispositions

The number of dispositions completed within each reportable segment is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk Solutions	—	1	3	2
HR Solutions	—	—	1	1
Total	—	1	4	3
Total pretax gains, net of losses, recognized on the disposals was insignificant for both the three months ended September 30, 2016 and September 30, 2015. Total pretax gains, net of losses, recognized were $41 million and $20 million, respectively for the nine months ended September 30, 2016 and September 30, 2015. Gains and losses recognized as a result of a disposition are included in Other income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2016	$5,593	$2,855	$8,448
Goodwill related to current year acquisitions	112	5	117
Goodwill related to disposals	(7)	(26)	(33)
Goodwill related to prior year acquisitions	2	—	2
Foreign currency translation	(56)	(26)	(82)
Balance as of September 30, 2016	$5,644	$2,808	$8,452

Other intangible assets by asset class are as follows (in millions):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$1,019	$—	$1,019	$1,019	$—	$1,019

Intangible assets with finite lives:
Customer related and contract based	2,913	1,945	968	2,886	1,809	1,077
Technology and other	540	489	51	541	457	84
Total	$4,472	$2,434	$2,038	$4,446	$2,266	$2,180

Amortization expense from finite lived intangible assets was $72 million and $207 million, respectively, for the three and nine months ended September 30, 2016. Amortization expense from finite lived intangible assets was $78 million and $237 million, respectively, for the three and nine months ended September 30, 2015.

The estimated future amortization for finite lived intangible assets as of September 30, 2016 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Remainder of 2016	$26	$40	$66
2017	99	134	233
2018	87	90	177
2019	76	73	149
2020	66	60	126
Thereafter	155	113	268
Total	$509	$510	$1,019

7.  Debt

Revolving Credit Facilities

As of September 30, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility expiring in February 2021 (the "2021 Facility").

Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2016, Aon plc did not have borrowings under either the 2017 Facility or the 2021 Facility, and was in compliance with all covenants contained therein during the nine months ended September 30, 2016.

Commercial Paper

Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and a European multi-currency commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $244 million and $50 million of commercial paper outstanding at September 30, 2016 and December 31, 2015, respectively, which is included in Short-term debt and current portion of long-term debt in the Company's Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three and nine months ended September 30, 2016 was $271 million and $251 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and nine months ended September 30, 2016 was 0.02% and 0.27%, respectively.

Notes

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.

On May 27, 2016, $500 million of 3.125% Senior Notes due May 2016 issued by Aon Corporation matured and were repaid in full.

8.  Income Taxes

The effective tax rate on net income was 13.2% and 16.1% for the three and nine months ended September 30, 2016, respectively. The effective tax rate on net income was 14.0% and 15.8% for the three and nine months ended September 30, 2015 respectively. The effective tax rate in the third quarter of 2016 was impacted by changes in the geographical distribution of income, including a reduction in forecasted U.S. income resulting from non-cash pension expenses expected in Q4, and certain favorable discrete items.

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

In the three months ended September 30, 2016, the Company repurchased 2.7 million shares at an average price per share of $110.26 for a total cost of approximately $301 million under the Repurchase Programs. During the nine months ended September 30, 2016, the Company repurchased 10.4 million shares at an average price per share of $101.16 for a total cost of approximately $1.1 billion under the Repurchase Programs. Included in the 2.7 million shares and 10.4 million shares repurchased during the three and nine months ended September 30, 2016 was 128 thousand shares that did not settle until October 2016. These shares were settled at an average price per share of $112.00 and total cost of $14.3 million. In the three months ended September 30, 2015, the Company repurchased 6.3 million shares at an average price per share of $95.75 for a total cost of approximately $600 million. During the nine months ended September 30, 2015, the Company repurchased 11.7 million shares at an average price per share of $98.00 for a total cost of $1.15 billion. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At September 30, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program was $3.0 billion. Under the Repurchase Programs, the Company has repurchased a total of 88.4 million shares for an aggregate cost of approximately $7.0 billion.

Net Income Per Share

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Shares for basic earnings per share	267.5	280.9	269.1	283.2
Common stock equivalents	2.1	2.9	1.9	2.7
Shares for diluted earnings per share	269.6	283.8	271.0	285.9

Certain ordinary share equivalents may be excluded from the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2016 and no shares excluded from the calculation for the three and nine months ended September 30, 2015.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2015	$(25)	$(771)	$(2,627)	$(3,423)
Other comprehensive (loss) income before reclassifications, net	(16)	(227)	(234)	(477)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	7	—	136	143
Tax benefit	(2)	—	(34)	(36)
Amounts reclassified from accumulated other comprehensive loss, net	5	—	102	107
Net current period other comprehensive (loss) income	(11)	(227)	(132)	(370)
Balance at September 30, 2016	$(36)	$(998)	$(2,759)	$(3,793)

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
In March 2016, the Company entered into an insurance contract that covers a portion of the assets within select U.K. pension schemes. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $267 million as the fair value in the insurance policies was deemed to be the present value of the current obligation.

10.  Employee Benefits

The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon's material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended September 30,
	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	50	28	33	7	8
Expected return on plan assets, net of administration expenses	(58)	(77)	(39)	(38)	(12)	(12)
Amortization of prior-service cost	—	—	1	—	—	—
Amortization of net actuarial loss	7	11	12	14	3	2
Net periodic (benefit) cost	(14)	(16)	2	9	(2)	(2)
Loss on pension settlement	—	—	—	—	—	—
Curtailment gain and other	—	—	—	—	—	—
Total net periodic cost (benefit)	$(14)	$(16)	$2	$9	$(2)	$(2)

	Nine months ended September 30,
	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Service cost	$—	$—	$—	$2	$—	$—
Interest cost	123	149	83	99	21	25
Expected return on plan assets, net of administration expenses	(187)	(229)	(117)	(115)	(36)	(37)
Amortization of prior-service cost	1	—	2	—	—	—
Amortization of net actuarial loss	24	31	37	41	8	8
Net periodic (benefit) cost	(39)	(49)	5	27	(7)	(4)
Loss on pension settlement	61	—	—	—	—	—
Curtailment gain and other	—	—	—	(1)	—	—
Total net periodic cost (benefit)	$22	$(49)	$5	$26	$(7)	$(4)

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

In March 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company’s U.K. pension plans, that if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during the second quarter of 2016. In total, lump sum payments from plan assets of £116 million ($159 million using June 30, 2016 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2016, which in aggregate resulted in a net reduction to the projected benefit obligation of £103 million ($141 million using June 30, 2016 exchange rates) as well as a non-cash settlement charge of £42 million ($61 million using average June 2016 exchange rate) in the second quarter of 2016.

In August 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company's U.S. pension plans, that if accepted, would settle the Company's pension obligations to them. As of September 30, 2016, the offer was still open and a settlement charge is expected in the fourth quarter.

Contributions

The Company expects to contribute approximately $79 million, $54 million, and $17 million, based on exchange rates as of December 31, 2015, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2016. During the three months ended September 30, 2016, contributions of $19 million, $5 million, and $4 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2016, contributions of $53 million, $24 million, and $14 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

During the three months ended September 30, 2015, contributions of $16 million, $41 million, and $3 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2015, contributions of $50 million, $103 million, and $11 million were made to the Company's significant U.K., U.S., and other significant international pension plans, respectively.

11.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Restricted share units ("RSUs")	$44	$44	$149	$153
Performance share awards ("PSAs")	25	28	70	77
Share options	—	—	—	—
Employee share purchase plans	3	3	9	9
Total share-based compensation expense	$72	$75	$228	$239

Restricted Share Units

A summary of the status of the Company's RSUs is as follows (shares in thousands):

	Nine months ended September 30,
	2016		2015
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	7,169	$77	8,381	$63
Granted	2,108	101	2,298	98
Vested	(2,729)	70	(3,217)	58
Forfeited	(333)	81	(228)	70
Non-vested at end of period	6,215	$88	7,234	$77

(1)	Represents per share weighted-average fair value of award at date of grant.

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

Information as of September 30, 2016 regarding the Company's target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2016 and the years ended December 31, 2015 and 2014, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2016	2015	2014
Target PSAs granted during period	783	993	816
Weighted average fair value per share at date of grant	$100	$96	$81
Number of shares that would be issued based on current performance levels	779	959	1,541
Unamortized expense, based on current performance levels	$64	$40	$11

Share Options

The Company did not grant any share options during either the nine months ended September 30, 2016 or the nine months ended September 30, 2015.

A summary of the status of the Company's share options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	837	$40	2,300	$32
Granted	—	—	—	—
Exercised	(286)	38	(1,432)	27
Forfeited and expired	(4)	42	(13)	39
Outstanding at end of period	547	41	855	40
Exercisable at end of period	547	41	855	40

The weighted average remaining contractual life, in years, of outstanding options was 2.2 years and 2.6 years at September 30, 2016 and 2015, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing share price of $112.49 as of September 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2016, the aggregate intrinsic value of options outstanding, all of which were exercisable, was $39 million.

Other information related to the Company's share options is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Aggregate intrinsic value of stock options exercised	$1	$3	$18	$103
Cash received from the exercise of stock options	—	1	11	39
Tax benefit realized from the exercise of stock options	1	1	5	36

Unamortized deferred compensation expense, which includes both options and RSUs, amounted to $416 million as of September 30, 2016, with a remaining weighted-average amortization period of approximately 2.1 years.

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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign exchange contracts:
Accounted for as hedges	$794	$778	$15	$32	$9	$18
Not accounted for as hedges (3)	209	280	—	—	—	—
Total	$1,003	$1,058	$15	$32	$9	$18

(1)
Included within Other current assets ($5 million at September 30, 2016 and $15 million at December 31, 2015) or Other non-current assets ($10 million at September 30, 2016 and $17 million at December 31, 2015).

(2)
Included within Other current liabilities ($5 million at September 30, 2016 and $13 million at December 31, 2015) or Other non-current liabilities ($4 million at September 30, 2016 and $5 million at December 31, 2015).

(3)	These contracts typically are for 30 day durations are executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign exchange contracts	$15	$32	$(1)	$(13)	$14	$19

(1) Included within Other current assets ($4 million at September 30, 2016 and $6 million at December 31, 2015) or Other non-current assets ($10 million at September 30, 2016 and $13 million at December 31, 2015).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign exchange contracts	$9	$18	$(1)	$(13)	$8	$5

(1) Included within Other current liabilities ($4 million at September 30, 2016 and $4 million at December 31, 2015) or Other non-current liabilities ($4 million at September 30, 2016 and $1 million at December 31, 2015).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Three months ended September 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$10	$(4)	$—	$(7)	$(1)
2015	(8)	(2)	—	(4)	(14)

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Nine months ended September 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$8	$(9)	$—	$(18)	$(19)
2015	(2)	(1)	—	2	(1)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Three months ended September 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$1	$(1)	$—	$(2)	$(2)
2015	2	—	(2)	—	—

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Nine months ended September 30,	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$2	$(2)	$(1)	$(5)	$(6)
2015	3	(1)	(6)	(3)	(7)
The Company estimates that approximately $11 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2016 and 2015 was insignificant.

During the three and nine months ended September 30, 2016, the Company recorded a gain of $2 million and $1 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2015, the Company recorded a gain of $15 million and $6 million, respectively, in Other income for foreign exchange derivatives not designated or qualifying as hedges.

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

As of September 30, 2016, the Company has €217 million ($244 million at September 30, 2016 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of its net investment in its European operations. The weighted average commercial paper outstanding for the three months ended September 30, 2016 was €217 million and since inception of the hedge was €177 million. As of September 30, 2016, the associated gain recognized in Accumulated other comprehensive income (loss) related to the net investment hedge was $1 million.

The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2016. In addition, the Company did not have any ineffectiveness related to net investment hedges during the three and nine ended September 30, 2016.

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

The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,525	$1,525	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	8	6	2	—
Derivatives (2):
Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives:
Foreign exchange contracts	9	—	9	—

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

There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and nine months ended September 30, 2016 or 2015. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and nine months ended September 30, 2016 or 2015, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,910	$6,568	$5,138	$5,386

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

We have included in the matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, we may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.2 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.

Current Matters

A retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee, Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership ("Opry Mills") that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys' fees and enhanced damages which could substantially increase Aon's exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. In August 2015, a jury returned a verdict in favor of Opry Mills and against the insurers in the amount of $204 million. The insurers have appealed both of these trial court decisions. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, "Philips") sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips' right to claim damages related to Philips' use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips sought approximately £189 million ($245 million at September 30, 2016 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips increased the amount of its claim to £290 million ($376 million at September 30, 2016 exchange rates), plus interest and costs. In October 2016, all parties reached an agreement to settle this case (subject only to negotiating the terms of a final, written agreement).  The terms of this settlement will not have a material impact on Aon's results of operations or financial condition.

On June 1, 2007, the International Road Transport Union ("IRU") sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU's risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at September 30, 2016 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU's claims. The judgment awarded IRU CHF 16.8 million ($17 million at September 30, 2016 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($29 million at September 30, 2016 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance. The Aon subsidiary filed an appeal to the Swiss Supreme Court. The Aon subsidiary's maximum liability on appeal is limited to CHF 8.7 million ($9 million at September 30, 2016 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid.

A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund's benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party has been filed, although a tolling agreement has been entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($58 million at September 30, 2016 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation.  The fund actuary must still calculate the cost of the settlement to the fund in light of, among other things, changed market conditions since the original High Court judgment in 2014.  The tolling agreement with Aon remains in place. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.

On June 29, 2015, Lyttelton Port Company Limited ("LPC") sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010 to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($134 million at September 30, 2016 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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

Letters of Credit

The Company had total letters of credit ("LOCs") outstanding of approximately $91 million at September 30, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of Aon's U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for the Company's own workers compensation program. The Company has also issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Commitments

The Company has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $10 million at September 30, 2016 compared to $12 million at June 30, 2016 and December 31, 2015. During the three and nine months ended September 30, 2016, the company funded $2 million of these commitments.

Premium Payments

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $82 million at September 30, 2016 compared to $104 million at December 31, 2015.

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

Aon's total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk Solutions	$1,715	$1,689	$5,434	$5,417
HR Solutions	1,041	1,064	2,902	3,013
Intersegment eliminations	(10)	(11)	(32)	(36)
Total revenue	$2,746	$2,742	$8,304	$8,394

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Retail brokerage	$1,377	$1,352	$4,380	$4,363
Reinsurance brokerage	332	331	1,038	1,038
Total Risk Solutions Segment	1,709	1,683	5,418	5,401
Consulting services	459	460	1,216	1,222
Outsourcing	593	616	1,703	1,819
Intrasegment	(11)	(12)	(17)	(28)
Total HR Solutions Segment	1,041	1,064	2,902	3,013
Intersegment	(10)	(11)	(32)	(36)
Total commissions, fees and other revenue	$2,740	$2,736	$8,288	$8,378

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk Solutions	$6	$6	$16	$16
HR Solutions	—	—	—	—
Total fiduciary investment income	$6	$6	$16	$16

A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Risk Solutions	$330	$324	$1,132	$1,015
HR Solutions	134	134	276	249
Segment income before income taxes	464	458	1,408	1,264
Unallocated expenses	(42)	(45)	(131)	(133)
Interest income	1	3	6	10
Interest expense	(70)	(72)	(212)	(205)
Other income	9	8	27	51
Income before income taxes	$362	$352	$1,098	$987

Unallocated expenses include administrative or other costs not attributable to the reportable segments, such as corporate governance costs. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of debt obligations.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2016 and 2015, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, condensed consolidating statements of financial position as of September 30, 2016 and December 31, 2015, and condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

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

Condensed Consolidating Statement of Income

	Three months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,740	$—	$2,740
Fiduciary investment income	—	—	6	—	6
Total revenue	—	—	2,746	—	2,746
Expenses
Compensation and benefits	25	4	1,582	—	1,611
Other general expenses	(1)	3	711	—	713
Total operating expenses	24	7	2,293	—	2,324
Operating (loss) income	(24)	(7)	453	—	422
Interest income	—	4	5	(8)	1
Interest expense	(51)	(24)	(3)	8	(70)
Intercompany interest income (expense)	3	(135)	132	—	—
Intercompany other income (expense)	328	(277)	(51)	—	—
Other (loss) income	(5)	1	10	3	9
Income (loss) before taxes	251	(438)	546	3	362
Income tax expense (benefit)	14	(93)	127	—	48
Income (loss) before equity in earnings of subsidiaries	237	(345)	419	3	314
Equity in earnings (loss) of subsidiaries, net of tax	67	209	(136)	(140)	—
Net income (loss)	304	(136)	283	(137)	314
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	$304	$(136)	$276	$(137)	$307

Condensed Consolidating Statement of Income

	Three months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$2,736	$—	$2,736
Fiduciary investment income	—	—	6	—	6
Total revenue	—	—	2,742	—	2,742
Expenses
Compensation and benefits	28	8	1,608	—	1,644
Other general expenses	1	3	681	—	685
Total operating expenses	29	11	2,289	—	2,329
Operating (loss) income	(29)	(11)	453	—	413
Interest income	(5)	4	4	—	3
Interest expense	(33)	(34)	(5)	—	(72)
Intercompany interest income (expense)	119	(128)	9	—	—
Intercompany other (expense) income	(57)	(17)	74	—	—
Other income	—	2	6	—	8
(Loss) income before taxes	(5)	(184)	541	—	352
Income tax (benefit) expense	(1)	(63)	113	—	49
(Loss) Income before equity in earnings of subsidiaries	(4)	(121)	428	—	303
Equity in earnings of subsidiaries, net of tax	299	355	234	(888)	—
Net income	295	234	662	(888)	303
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$295	$234	$654	$(888)	$295

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,288	$—	$8,288
Fiduciary investment income	—	—	16	—	16
Total revenue	—	—	8,304	—	8,304
Expenses
Compensation and benefits	76	10	4,862	—	4,948
Other general expenses	5	7	2,067	—	2,079
Total operating expenses	81	17	6,929	—	7,027
Operating (loss) income	(81)	(17)	1,375	—	1,277
Interest income	—	13	14	(21)	6
Interest expense	(145)	(78)	(10)	21	(212)
Intercompany interest income (expense)	10	(405)	395	—	—
Intercompany other income (expense)	217	(292)	75	—	—
Other (expense) income	(3)	(8)	39	(1)	27
(Loss) income before taxes	(2)	(787)	1,888	(1)	1,098
Income tax (benefit) expense	(33)	(219)	429	—	177
Income (loss) before equity in earnings of subsidiaries	31	(568)	1,459	(1)	921
Equity in earnings of subsidiaries, net of tax	864	812	244	(1,920)	—
Net income	895	244	1,703	(1,921)	921
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$895	$244	$1,676	$(1,921)	$894

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,378	$—	$8,378
Fiduciary investment income	—	—	16	—	16
Total revenue	—	—	8,394	—	8,394
Expenses
Compensation and benefits	85	29	4,866	—	4,980
Other general expenses	10	6	2,267	—	2,283
Total operating expenses	95	35	7,133	—	7,263
Operating (loss) income	(95)	(35)	1,261	—	1,131
Interest income	(14)	10	14	—	10
Interest expense	(87)	(101)	(17)	—	(205)
Intercompany interest income (expense)	358	(349)	(9)	—	—
Intercompany other (expense) income	(162)	(40)	202	—	—
Other income	—	10	41	—	51
(Loss) income before taxes	—	(505)	1,492	—	987
Income tax (benefit) expense	—	(180)	335	—	155
(Loss) income before equity in earnings of subsidiaries	—	(325)	1,157	—	832
Equity in earnings of subsidiaries, net of tax	801	925	600	(2,326)	—
Net income	801	600	1,757	(2,326)	832
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	$801	$600	$1,726	$(2,326)	$801

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$304	$(136)	$283	$(137)	$314
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	304	(136)	276	(137)	307
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	1	(1)	—	—
Foreign currency translation adjustments	—	1	(87)	(3)	(89)
Post-retirement benefit obligation	—	7	11	—	18
Total other comprehensive income (loss)	—	9	(77)	(3)	(71)
Equity in other comprehensive loss of subsidiaries, net of tax	(68)	(81)	(72)	221	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(68)	(72)	(149)	218	(71)
Comprehensive income (loss) attributable to Aon shareholders	$236	$(208)	$127	$81	$236

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$295	$234	$662	$(888)	$303
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	295	234	654	(888)	295
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	(9)	—	(10)
Foreign currency translation adjustments	—	(24)	(205)	—	(229)
Post-retirement benefit obligation	—	8	10	—	18
Total other comprehensive loss	—	(17)	(204)	—	(221)
Equity in other comprehensive loss of subsidiaries, net of tax	(217)	(196)	(213)	626	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive loss attributable to Aon shareholders	(217)	(213)	(413)	626	(217)
Comprehensive income attributable to Aon Shareholders	$78	$21	$241	$(262)	$78

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$895	$244	$1,703	$(1,921)	$921
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	895	244	1,676	(1,921)	894
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	1	(12)	—	(11)
Foreign currency translation adjustments	(2)	22	(248)	1	(227)
Post-retirement benefit obligation	—	23	(155)	—	(132)
Total other comprehensive (loss) income	(2)	46	(415)	1	(370)
Equity in other comprehensive loss of subsidiaries, net of tax	(369)	(426)	(380)	1,175	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(371)	(380)	(795)	1,176	(370)
Comprehensive income (loss) attributable to Aon shareholders	$524	$(136)	$881	$(745)	$524

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$801	$600	$1,757	$(2,326)	$832
Less: Net income attributable to noncontrolling interests	—	—	31	—	31
Net income attributable to Aon shareholders	801	600	1,726	(2,326)	801
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(11)	—	(11)
Foreign currency translation adjustments	—	(43)	(333)	—	(376)
Post-retirement benefit obligation	—	25	37	—	62
Total other comprehensive loss	—	(18)	(307)	—	(325)
Equity in other comprehensive loss of subsidiaries, net of tax	(319)	(290)	(308)	917	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive loss attributable to Aon shareholders	(319)	(308)	(609)	917	(319)
Comprehensive income attributable to Aon Shareholders	$482	$292	$1,117	$(1,409)	$482

Condensed Consolidating Statement of Financial Position

	As of September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$1,119	$2,157	$(2,793)	$483
Short-term investments	—	308	155	—	463
Receivables, net	—	—	2,391	—	2,391
Fiduciary assets	—	—	8,710	—	8,710
Intercompany receivables	63	5,740	10,320	(16,123)	—
Other current assets	—	29	395	—	424
Total Current Assets	63	7,196	24,128	(18,916)	12,471
Goodwill	—	—	8,452	—	8,452
Intangible assets, net	—	—	2,038	—	2,038
Fixed assets, net	—	—	738	—	738
Non-current deferred tax assets	154	737	164	(777)	278
Intercompany receivables	381	262	8,712	(9,355)	—
Prepaid pension	—	6	705	—	711
Other non-current assets	—	126	438	—	564
Investment in subsidiary	12,313	17,115	9	(29,437)	—
TOTAL ASSETS	$12,911	$25,442	$45,384	$(58,485)	$25,252

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,865	$18	$1,387	$(2,793)	$1,477
Short-term debt and current portion of long-term debt	244	—	6	—	250
Fiduciary liabilities	—	—	8,710	—	8,710
Intercompany payables	134	13,716	2,273	(16,123)	—
Other current liabilities	14	61	854		929
Total Current Liabilities	3,257	13,795	13,230	(18,916)	11,366
Long-term debt	4,213	1,414	283	—	5,910
Non-current deferred tax liabilities	—	—	813	(777)	36
Pension, other post-retirement and other post-employment liabilities	—	1,275	412	—	1,687
Intercompany payables	—	8,879	476	(9,355)	—
Other non-current liabilities	7	70	682	—	759
TOTAL LIABILITIES	7,477	25,433	15,896	(29,048)	19,758

TOTAL AON SHAREHOLDERS' EQUITY	5,434	9	29,428	(29,437)	5,434
Noncontrolling interests	—	—	60	—	60
TOTAL EQUITY	5,434	9	29,488	(29,437)	5,494

TOTAL LIABILITIES AND EQUITY	$12,911	$25,442	$45,384	$(58,485)	$25,252

Condensed Consolidating Statement of Financial Position

	As of December 31, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$2,083	$1,242	$(2,941)	$384
Short-term investments	—	209	147	—	356
Receivables, net	1	—	2,733	—	2,734
Fiduciary assets	—	—	9,932	—	9,932
Intercompany receivables	432	1,950	7,957	(10,339)	—
Other current assets	—	19	310	—	329
Total Current Assets	433	4,261	22,321	(13,280)	13,735
Goodwill	—	—	8,448	—	8,448
Intangible assets, net	—	—	2,180	—	2,180
Fixed assets, net	—	—	765	—	765
Intercompany receivables	375	526	8,633	(9,534)	—
Non-current deferred tax assets	154	756	141	(817)	234
Prepaid pension	—	6	1,027	—	1,033
Other non-current assets	—	119	557	(84)	592
Investment in subsidiary	11,804	16,534	369	(28,707)	—
TOTAL ASSETS	$12,766	$22,202	$44,441	$(52,422)	$26,987

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$2,988	$45	$1,680	$(2,941)	$1,772
Short-term debt and current portion of long-term debt	—	550	12	—	562
Fiduciary liabilities	—	—	9,932	—	9,932
Intercompany payables	167	9,518	654	(10,339)	—
Other current liabilities	47	56	716	—	819
Total Current Liabilities	3,202	10,169	12,994	(13,280)	13,085
Long-term debt	3,451	1,412	275	—	5,138
Non-current deferred tax liabilities	—	—	855	(818)	37
Pension, other post-retirement and other post-employment liabilities	—	1,313	482	—	1,795
Intercompany payables	—	8,799	735	(9,534)	—
Other non-current liabilities	7	140	705	(83)	769
TOTAL LIABILITIES	6,660	21,833	16,046	(23,715)	20,824

TOTAL AON SHAREHOLDERS' EQUITY	6,106	369	28,338	(28,707)	6,106
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	6,106	369	28,395	(28,707)	6,163

TOTAL LIABILITIES AND EQUITY	$12,766	$22,202	$44,441	$(52,422)	$26,987

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2016
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FORD) OPERATING ACTIVITIES	$219	$(664)	$1,920	$—	$1,475

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	19	12	—	31
Purchases of investments	—	(25)	(22)	—	(47)
Net purchases of short-term investments - non-fiduciary	—	(99)	(9)	—	(108)
Acquisition of businesses, net of cash acquired	—	—	(198)	—	(198)
Proceeds from sale of businesses	—	—	104	—	104
Capital expenditures	—	—	(153)	—	(153)
CASH USED FOR INVESTING ACTIVITIES	—	(105)	(266)	—	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,037)	—	—	—	(1,037)
Advances from (to) affiliates	166	356	(670)	148	—
Issuance of shares for employee benefit plans	(70)	—	—	—	(70)
Issuance of debt	1,588	1,141	—	—	2,729
Repayment of debt	(608)	(1,692)	(8)	—	(2,308)
Cash dividends to shareholders	(258)	—	—	—	(258)
Noncontrolling interests and other financing activities	—	—	(71)	—	(71)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(219)	(195)	(749)	148	(1,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	10	—	10
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(964)	915	148	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,119	$2,157	$(2,793)	$483

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2015
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$251	$(624)	$1,668	$—	$1,295

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	3	20	—	23
Purchases of investments	—	(1)	(2)	—	(3)
Net (purchases) sales of short-term investments - non-fiduciary	—	(51)	42	—	(9)
Acquisition of businesses, net of cash acquired	—	—	(26)	—	(26)
Proceeds from sale of businesses	—	—	54	—	54
Capital expenditures	—	—	(225)	—	(225)
CASH USED FOR INVESTING ACTIVITIES	—	(49)	(137)	—	(186)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,150)	—	—	—	(1,150)
Advances from (to) affiliates	630	451	(1,616)	535	—
Issuance of shares for employee benefit plans	(148)	—	—	—	(148)
Issuance of debt	768	2,720	6	—	3,494
Repayment of debt	(111)	(2,735)	(14)	—	(2,860)
Cash dividends to shareholders	(240)	—	—	—	(240)
Noncontrolling interests and other financing activities	—	—	(26)	—	(26)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(251)	436	(1,650)	535	(930)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(155)	—	(155)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(237)	(274)	535	24
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,490	$1,087	$(3,179)	$398

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2016 FINANCIAL RESULTS

During the third quarter of 2016, we continued to face certain headwinds that adversely impacted our business in prior periods. These headwinds included a negative market impact in our Reinsurance business in Risk Solutions and fragile macroeconomic conditions in various regions globally.

The following is a summary of our third quarter and first nine months of 2016 financial results:

•
For the third quarter of 2016, revenue increased $4 million to $2.7 billion compared to the prior year period due primarily to organic revenue growth of 4%, which was offset by a 2% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to divestitures, net of acquisitions. For the first nine months ended September 30, 2016, revenue decreased 1% compared to the prior year period due primarily to a 2% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to net divestitures, partially offset by organic revenue growth of 3%. In Risk Solutions, organic revenue growth in the third quarter and first nine months of 2016 was driven by strong organic growth in Retail brokerage, including growth in both the Americas and International businesses, as well as modest growth in Reinsurance compared to the prior year periods. The HR Solutions segment had strong organic growth in both Consulting and Outsourcing for the third quarter and modest organic revenue growth for the first nine months when compared to the prior year periods.

•
Operating expenses for the third quarter of 2016 were $2.3 billion, a decrease of $5 million compared to the prior year period. The decrease was primarily due to a $50 million favorable impact from foreign currency translation, a $41 million decrease in expenses related to divestitures, net of acquisitions, and a $6 million decrease in intangible asset amortization, partially offset by an increase in expense to support 4% organic revenue growth, an unfavorable impact from the timing of certain compensation expenses in the Risk Solutions segment, an increase in errors and omissions expenses, and $7 million of certain legacy information technology contract costs. Operating expenses for the first nine months of 2016 decreased by $236 million compared to the prior year period primarily due to a $181 million favorable impact from foreign currency exchange rates, a $176 million decrease in expense related to certain legacy litigation settlements in the prior year period, a $134 million decrease in expenses related to acquisitions, net of divestitures, and a $30 million decrease in intangible asset amortization, partially offset by a $62 million increase in expense related to certain pension settlements, $20 million of transaction and portfolio repositioning related costs in HR Solutions associated with the sale of certain businesses, an increase in expense to support the 3% organic growth, and $7 million of certain legacy information technology contract costs.

•
Operating margin increased to 15.4% in the third quarter 2016 from 15.1% in the prior year quarter. Operating Margin for the first nine months of 2016 was 15.4% as compared to 13.5% for the same period in 2015. The increase in operating margin for the third quarter and first nine months of 2016 was driven by organic revenue growth of 3% and return on investments, partially offset by an increase in expense due to the factors listed above. Operating margin for Risk Solutions remained flat at 19.2% for the third quarter 2016 as compared to the third quarter 2015 and increased 210 basis points from 18.7% for the first nine months of 2015 to 20.8% for the first nine months of 2016. Operating margin for HR Solutions increased 30 basis points from 12.6% in the third quarter 2015 to 12.9% in the third quarter 2016 and 120 basis points from 8.3% for the first nine months of 2015 to 9.5% for the first nine months of 2016.

•
Due to the factors set forth above, Net income attributable to Aon shareholders increased $12 million, or 4%, to $307 million for the third quarter 2016 compared to the third quarter 2015. During the first nine months of 2016, Net income attributable to shareholders increased $93 million or 12%, to $894 million compared to the first nine months of 2015.

•
Cash flow provided by operating activities was $1,475 million for the first nine months of 2016, an increase of $180 million from $1,295 million provided by operating activities in the first nine months of 2015. The increase was driven by lower pension contributions, an increase in net income, underlying working capital improvements, and lower cash tax payments.

•
Subsequent to the close of the quarter, the Company announced it had entered into an agreement to acquire Stroz Friedberg, a leading global risk management firm, strengthening Aon Risk Solutions' ability to serve clients as the global leader in cyber risk mitigation. Aon expects to recognize approximately $6 million in transaction costs related to this acquisition in the fourth quarter of 2016.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics for the third quarter of 2016:

•
Organic revenue growth, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Organic Revenue," was 4% for the third quarter and 3% for the first nine months of 2016, an increase over 2% organic growth in the prior year third quarter and first nine months of 2015. In both periods, Risk Solutions organic revenue growth was driven by strong growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance organic revenue. HR Solutions had strong organic revenue growth in both Consulting and Outsourcing for the third quarter and modest organic revenue growth for the first nine months of 2016.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Operating Margin," was 18.0% for Aon overall, 20.9% for the Risk Solutions segment, and 17.1% for the HR Solutions segment for the third quarter 2016.  Adjusted operating margin was 17.9% for Aon overall, 20.8% for the Risk Solutions segment, and 17.4% for the HR Solutions segment for the third quarter 2015. For the first nine months of 2016, adjusted operating margin was 18.6% for Aon overall, 23.4% for the Risk Solutions segment, and 14.0% for the HR Solutions operating segment. For the first nine months of 2015, adjusted operating margin was 18.4% for Aon overall, 22.8% for the Risk Solutions segment, and 14.7% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment in the third quarter of 2016 as compared to the prior year quarter primarily reflects organic revenue growth of 3%, an 80 basis point favorable impact from foreign currency exchange rates, and a return on investments in data and analytics, partially offset by an unfavorable impact from the timing of certain compensation expenses and a 50 basis point unfavorable impact from an increase in errors and omissions expenses. The increase in adjusted operating margin for the Risk Solutions segment for the first nine months 2016 as compared to the prior year period primarily reflects organic revenue growth of 3%, a 50 basis point favorable impact from foreign currency exchange rates, and a return on investments in data and analytics, partially offset by an unfavorable impact from the timing of certain compensation expenses. In the HR Solutions segment in the third quarter of 2016, the operating margin decline compared to the prior year quarter was primarily driven by a 70 basis point unfavorable impact related to previous portfolio repositioning activity, a 70 basis point unfavorable impact related to certain legacy information technology contract costs, and a 20 basis point unfavorable impact from foreign currency translation, partially offset by organic revenue growth of 4%. For the first nine months of 2016, the decrease in adjusted operating margin as compared to the prior year period in the HR Solutions segment was primarily driven by an unfavorable impact from foreign currency exchange rates, an unfavorable impact related to previous portfolio repositioning activity, and certain legacy information technology contract costs, partially offset by organic growth of 3%.

•
Adjusted diluted earnings per share from net income attributable to Aon's shareholders, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Adjusted Diluted Earnings per Share," was $1.29 per share in the third quarter and $4.04 per share in the first nine months of 2016, compared to $1.24 per share in the third quarter and $3.92 per share in the first nine months of 2015.

•
Free cash flow, a non-GAAP measure as defined under the caption "Review of Consolidated Results — Free Cash Flow," increased in the first nine months of 2016 $252 million, or 24%, to $1,322 million from the prior year period, driven by a $180 million increase in cash flow from operations and a decrease of $72 million in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS

Summary of Results

Our consolidated results of operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Commissions, fees and other	$2,740	$2,736	$8,288	$8,378
Fiduciary investment income	6	6	16	16
Total revenue	2,746	2,742	8,304	8,394
Expenses:
Compensation and benefits	1,611	1,644	4,948	4,980
Other general expenses	713	685	2,079	2,283
Total operating expenses	2,324	2,329	7,027	7,263
Operating income	422	413	1,277	1,131
Interest income	1	3	6	10
Interest expense	(70)	(72)	(212)	(205)
Other income	9	8	27	51
Income before income taxes	362	352	1,098	987
Income taxes	48	49	177	155
Net income	314	303	921	832
Less: Net income attributable to noncontrolling interests	7	8	27	31
Net income attributable to Aon shareholders	$307	$295	$894	$801

Revenue

Total revenue increased by $4 million in the third quarter 2016 compared to the third quarter 2015.  This change resulted from a $26 million increase in Risk Solutions and a $23 million decrease in HR Solutions, excluding intersegment eliminations. The results of the Risk Solutions segment reflected 3% organic growth in commissions and fees and a 1% increase in fees and commissions related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates. The decrease in HR Solutions revenue was driven by a 4% decrease in fees and commissions related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 4% organic revenue growth.

First the first nine months of 2016, revenue decreased 1%, or $90 million, compared to the prior year period. This change consists of a $17 million increase in the Risk Solutions segment and a $111 million decrease in the HR Solutions segment. The results of the Risk Solutions segment reflected 3% organic growth in commissions and fees, partially offset by a 3% unfavorable impact from foreign currency exchange rates. The decrease in HR Solutions revenue was driven by a 5% decrease in fees and commissions related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth.

Compensation and Benefits

Compensation and benefits decreased $33 million, or 2%, in the third quarter of 2016 compared to the third quarter 2015. This decrease was primarily driven by a $34 million favorable impact from foreign currency exchange rates and a $27 million decrease in expenses related to net divestitures, partially offset by an increase in expense associated with 4% organic revenue growth and the unfavorable timing of certain compensation expenses in the Risk Solutions segment.

Compensation and benefits decreased $32 million compared to the first nine months of 2015. The decrease was primarily driven by a $126 million favorable impact from foreign currency exchange rates and an $88 million favorable impact related to net divestitures, partially offset by a $62 million increase in expenses related to certain pension settlements, $20 million of transaction and portfolio repositioning costs primarily associated with the sale of certain businesses, and an increase in expense to support 3% organic growth.

Other General Expenses

Other general expenses in the third quarter of 2016 increased $28 million, or 4%, compared to the third quarter 2015. This increase was due primarily to an increase in expense to support 4% organic revenue growth, an increase in errors and omissions expenses, and $7 million of certain legacy information technology contract costs, partially offset by a $16 million favorable impact from foreign currency exchange rates, a $14 million decrease in expenses related to net divestitures, and a $6 million decrease in intangible asset amortization.

Other general expenses in the first nine months of 2016 decreased $204 million, or 9%, compared to the first nine months of 2015. This decrease was due primarily to a $176 million decrease in expense related to certain legacy litigation settlements in the prior year quarter, a $55 million favorable impact from foreign currency exchange rates, a $46 million decrease in expenses related to net divestitures, and a $30 million decrease in intangible asset amortization, partially offset by an increase in expense to support 3% organic revenue growth and $7 million of certain legacy information technology contract costs.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter 2016, Interest income decreased $2 million to $1 million compared to the third quarter 2015. For the first nine months of 2016, Interest income decreased $4 million to $6 million compared to the first nine months of 2015.

Interest Expense

Interest expense, which represents the cost of our debt obligations, decreased $2 million during the third quarter 2016 compared to the third quarter of 2015 and increased $7 million during the first nine months compared to the first nine months of 2015. The increase in interest expense for the first nine months of 2016 is due to the overlap of $750 million of notes issued in the first quarter of 2016 for notes that matured in the second quarter of 2016.

Other Income

Other income was $9 million for the third quarter of 2016, compared to $8 million for the third quarter of 2015.  Other income for both the third quarter of 2016 includes net gains on certain long-term investments. Other income of $8 million in the third quarter 2015 primarily includes $16 million of foreign currency remeasurement gains, partially offset by losses on certain long-term investments.

Other income was $27 million for the first nine months of 2016, compared to $51 million for the first nine months of 2015.  Other income for the first nine months of 2016 includes $41 million of gains on the sale of certain businesses, partially offset by a $14 million foreign currency remeasurement net losses. Other income of $51 million in the first nine months of 2015 primarily includes $20 million of gains on the sale of businesses, and $33 million of foreign currency remeasurement net gains.

Income before Income Taxes

Income before income taxes for the third quarter of 2016 was $362 million, a 3% increase from $352 million in the third quarter of 2015. Income before income taxes for the first nine months of 2016 was $1,098 million, an 11% increase from $987 million from the first nine months of 2015.

Income Taxes

The effective tax rate on net income was 13.2% and 14.0% for the quarters ended September 30, 2016 and 2015, respectively. The effective tax rate on net income was 16.1% and 15.8% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 was impacted by changes in the geographical distribution of income, including a reduction in forecasted U.S. income resulting from non-cash pension expenses expected in Q4, and certain discrete items.

Net Income Attributable to Aon Shareholders

Net income attributable to Aon shareholders for the three months ended September 30, 2016 increased to $307 million, or $1.14 per diluted share, from $295 million, or $1.04 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2016 increased to $894 million, or $3.30 per diluted share, from $801 million, or $2.80 per diluted share, in the prior year period.

Non-GAAP Metrics

In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue is a non-GAAP measure that includes the impact of intersegment and intrasegment activity and excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, and reimbursable expenses.  This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliations of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees, have been provided under the "Review by Segment" caption below.

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

 A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended September 30, 2016
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,746	$1,715	$1,041
Operating income — U.S. GAAP	$422	$330	$134
Intangible asset amortization	72	28	44
Pension Settlement	—	—	—
Operating income — as adjusted	$494	$358	$178
Operating margins — U.S. GAAP	15.4%	19.2%	12.9%
Operating margins — as adjusted	18.0%	20.9%	17.1%

	Nine months ended September 30, 2016
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,304	$5,434	$2,902
Operating income — U.S. GAAP	$1,277	$1,132	$276
Intangible asset amortization	207	77	130
Pension Settlement	62	61	1
Operating income — as adjusted	$1,546	$1,270	$407
Operating margins — U.S. GAAP	15.4%	20.8%	9.5%
Operating margins — as adjusted	18.6%	23.4%	14.0%

	Three months ended September 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,742	$1,689	$1,064
Operating income — U.S. GAAP	$413	$324	$134
Intangible asset amortization	78	27	51
Legacy Litigation	—	—	—
Operating income — as adjusted	$491	$351	$185
Operating margins — U.S. GAAP	15.1%	19.2%	12.6%
Operating margins — as adjusted	17.9%	20.8%	17.4%

	Nine months ended September 30, 2015
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,394	$5,417	$3,013
Operating income — U.S. GAAP	$1,131	$1,015	$249
Intangible asset amortization	237	83	154
Legacy Litigation	176	137	39
Operating income — as adjusted	$1,544	$1,235	$442
Operating margins — U.S. GAAP	13.5%	18.7%	8.3%
Operating margins — as adjusted	18.4%	22.8%	14.7%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share

We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of intangible asset amortization, along with related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

The effective tax rates used in the U.S. GAAP financial statements were 13.2% and 14.0% for the three months ended September 30, 2016 and 2015, respectively, and 16.1% and 15.8% for the nine months ended September 30, 2016 and 2015, respectively. After adjusting to exclude the applicable tax impact associated with non-cash pension expenses, the adjusted effective tax rates for the third quarter and first nine months of 2016 were 18.2% and 18.0%, respectively. After adjusting to exclude the applicable tax impact associated with expenses for legacy litigation, the adjusted effective tax rates for the third quarter and first nine months of 2015 were 16.0% and 17.8%, respectively.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

	Three months ended September 30, 2016
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$422	$72	$494
Interest income	1	—	1
Interest expense	(70)	—	(70)
Other income	9	—	9
Income before income taxes	362	72	434
Income taxes	48	31	79
Net income	314	41	355
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$307	$41	$348
Diluted earnings per share	$1.14	$0.15	$1.29
Weighted average ordinary shares outstanding — diluted	269.6	—	269.6

	Nine months ended September 30, 2016
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,277	$269	$1,546
Interest income	6	—	6
Interest expense	(212)	—	(212)
Other income	27	—	27
Income before income taxes	1,098	269	1,367
Income taxes	177	69	246
Net income	921	200	1,121
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$894	$200	$1,094
Diluted earnings per share	$3.30	$0.74	$4.04
Weighted average ordinary shares outstanding — diluted	271.0	—	271.0

	Three months ended September 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$413	$78	$491
Interest income	3	—	3
Interest expense	(72)	—	(72)
Other income	8	—	8
Income before income taxes	352	78	430
Income taxes	49	20	69
Net income	303	58	361
Less: Net income attributable to noncontrolling interests	8	—	8
Net income attributable to Aon shareholders	$295	$58	$353
Diluted earnings per share	$1.04	$0.20	$1.24
Weighted average ordinary shares outstanding — diluted	283.8	—	283.8

	Nine months ended September 30, 2015
	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,131	$413	$1,544
Interest income	10	—	10
Interest expense	(205)	—	(205)
Other income	51	—	51
Income before income taxes	987	413	1,400
Income taxes	155	94	249
Net income	832	319	1,151
Less: Net income attributable to noncontrolling interests	31	—	31
Net income attributable to Aon shareholders	$801	$319	$1,120
Diluted earnings per share	$2.80	$1.12	$3.92
Weighted average ordinary shares outstanding — diluted	285.9	—	285.9

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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Nine months ended September 30,
	2016	2015
Cash provided by operating activities - U.S. GAAP	$1,475	$1,295
Less: Capital expenditures	(153)	(225)
Free cash flow	$1,322	$1,070

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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of approximately $0.02 and an unfavorable impact of $0.03 on net income per diluted share during the three and nine months ended September 30, 2016, respectively, and an unfavorable impact of $0.08 and $0.29 on adjusted net income per diluted share during the three and nine months ended September 30, 2015, respectively. Currency fluctuations had a favorable impact of $0.01 and an unfavorable impact of $0.04 on adjusted net income per diluted share during the three and nine months ended September 30, 2016, respectively, and an unfavorable impact of $0.09 and $0.31 on adjusted net income per diluted share during the three and nine months ended September 30, 2015, respectively. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.

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

Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds generally cannot be used for general corporate purposes, and are not a source of liquidity for us.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2016 increased $180 million, or 14%, to $1,475 million from the prior year period. This amount represents net income reported by the Company, as adjusted for gains or losses on sales of business, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The increase from the prior year was primarily driven by increased net income and reductions in pension contributions, as well as working capital improvements.

Pension contributions were $91 million for the nine months ended September 30, 2016 as compared to $164 million for the nine months ended September 30, 2015. For the remainder of 2016, we expect to contribute approximately $59 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2016 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Programs, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities totaling $1.3 billion, of which all $1.3 billion was available at September 30, 2016, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

Investing Activities

Cash flow used for investing activities was $371 million during the nine months ended September 30, 2016. The primary drivers of the cash flow used for investing activities were $153 million of capital expenditures, $198 million of acquisitions of businesses, net of cash acquired, $108 million in net purchases of short-term investments, and $16 million of net purchases of investments, offset by $104 million in proceeds from the sale of businesses. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income in the Condensed Consolidated Statements of Income.

Cash flow used for investing activities was $186 million during the nine months ended September 30, 2015. The primary drivers of the cash flow used for investing activities were $9 million in net purchases of short-term investments, $225 million of capital expenditures, and $26 million of acquisitions of businesses, net of cash acquired, offset by $54 million in proceeds from the sale of businesses and $20 million of net proceeds from investments.

Financing Activities

Cash flow used for financing activities during the nine months ended September 30, 2016 was $1,015 million. The primary drivers of the cash flow used for financing activities were $1,037 million of share repurchases, $258 million of dividends paid to shareholders, $70 million in net cash payments related to issuance of shares, and $71 million of transactions with noncontrolling interests and other financing activities, partially offset by $421 million of issuances of debt, net of repayments.

Cash flow used for financing activities during the nine months ended September 30, 2015 was $930 million. The primary drivers of cash flow used for financing activities were $1,150 million of share repurchases, $240 million of dividends paid to shareholders, $148 million in net cash payments related to issuance of shares, and $26 million of transactions with noncontrolling interests and other financing activities, partially offset by $634 million of issuances of debt, net of repayments.

As a U.K. incorporated company, we are required under U.K. law to have available "distributable reserves" to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2016 and December 31, 2015, we had distributable reserves in excess of $1.9 billion and $2.1 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.

Cash and Investments

At September 30, 2016, our cash and cash equivalents and short-term investments were $946 million, an increase of $206 million from December 31, 2015. This increase was primarily related to $1,475 million cash provided by operations and $421 million in proceeds from debt issuances, net of repayments, and $104 million in proceeds from the sale of businesses, partially offset by $1,037 million in share repurchases, $153 million of capital expenditures, $198 million in acquisitions of businesses, net of cash acquired, and $258 million in dividends, and $108 million in net sales of short-term investments.  Of the total balance as of September 30, 2016, $85 million was restricted as to its use, which was comprised of $56 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $29 million held as collateral for various business purposes.  At September 30, 2016, $1.6 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $622 million were held in other countries. We maintain multicurrency cash pools with a third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2016, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

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

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.8 billion and $3.4 billion at September 30, 2016 and December 31, 2015, respectively, and fiduciary receivables of $4.9 billion and $6.5 billion at September 30, 2016 and December 31, 2015, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.

As disclosed in Note 13 "Fair Value Measurements and Financial Instruments" of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  The Company's investments in money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

At September 30, 2016, our investments in money market funds had a fair value of $1.5 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at September 30, 2016 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$483	$—	$2,718	$3,201
Money market funds	—	463	1,062	1,525
Other investments due within one year	—	—	—	—
Cash and short-term investments	483	463	3,780	4,726
Fiduciary receivables	—	—	4,930	4,930
Total	$483	$463	$8,710	$9,656

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

In the third quarter of 2016, the Company repurchased 2.7 million shares at an average price per share of $110.26 for a total cost of $301 million. During the nine months ended September 30, 2016, we repurchased 10.4 million shares at an average price per share of $101.16 for a total cost of approximately $1.1 billion. Included in the 2.7 million shares and 10.4 million shares repurchased during the three and nine months ended September 30, 2016 was 128 thousand shares that did not settle until October 2016. These shares were settled at an average price per share of $112.00 and total cost of $14.3 million. In the third quarter of 2015, the Company repurchased 6.3 million shares at an average price per share of $95.75 for a total cost of approximately $600 million. During the nine months ended September 30, 2015, we repurchased 11.7 million shares at an average price per share of $98.00 for a total cost of approximately $1.15 billion.

In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At September 30, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is approximately $3.0 billion. Under the Repurchase Programs, the Company has repurchased a total of 88.4 million shares for an aggregate cost of approximately $7.0 billion.

For information regarding share repurchases made during the third quarter of 2016, see Part II, Item 2 of this report.

Borrowings

Total debt at September 30, 2016 was $6.2 billion, which represents an increase of $460 million compared to December 31, 2015. This increase is primarily due to the issuance of $750 million of 3.875% Senior Notes due December 2025 and an increase in commercial paper outstanding of $194 million, partially offset by the repayment of $500 million of 3.125% Senior Notes due May 2016, which matured in May 2016. Commercial paper activity during the three and nine months ended September 30, 2016 included total issuances of $0.7 billion and $2.0 billion, respectively, compared to $1.0 billion and $2.9 billion for the three and nine months ended September 30, 2015, respectively. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. We used the proceeds of the issuance for general corporate purposes.

On May 27, 2016, $500 million of 3.125% Senior Notes due 2016 issued by Aon Corporation matured and were repaid.

Credit Facilities

As of September 30, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the "2017 Facility") and its $900 million multi-currency U.S. credit facility originally expiring in February 2020. Effective February 2, 2016, the $900 million multi-currency U.S. credit facility terms were extended for one year and will now expire on February 2, 2021 (the "2021 Facility"). Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At September 30, 2016, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2017 Facility and the 2021 Facility during the three and nine months ended September 30, 2016. Aon is currently evaluating its alternatives in connection with its expiring 2017 Facility.
Our total debt-to-EBITDA ratio at September 30, 2016 and 2015 based on a rolling twelve months is calculated as follows:

	Twelve months ended
	September 30,
	2016	2015
Net income	$1,511	$1,299
Interest expense	280	272
Income taxes	289	269
Depreciation of fixed assets	231	228
Amortization of intangible assets	284	326
Total EBITDA	$2,595	$2,394

Total Debt	$6,160	$6,126

Total debt-to-EBITDA ratio	2.4	2.6
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

The major rating agencies' ratings of our debt at October 28, 2016 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total LOCs outstanding of approximately $91 million at September 30, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $82 million at September 30, 2016, compared to $104 million at December 31, 2015.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $10 million at September 30, 2016 compared to $12 million at June 30, 2016 and December 31, 2015. During the three and nine months ended September 30, 2016, the company funded $2 million million of these commitments.

Other Liquidity Matters

We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See "Information Concerning Forward-Looking Statements" below.

Financial Condition

At September 30, 2016, our net assets were $5.5 billion, representing total assets minus total liabilities, a decrease from $6.2 billion at December 31, 2015. The decrease was due primarily to $1,051 million of share repurchases, $258 million of dividend payments, and an increase of $370 million in Accumulated other comprehensive loss related primarily to foreign currency translation adjustment and post-retirement benefit obligations, partially offset by Net income of $921 million for the nine months ended September 30, 2016.  Working capital increased by $455 million to $1,105 million from December 31, 2015.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss increased $370 million to $3,793 million at September 30, 2016 as compared to $3,423 million at December 31, 2015, which was primarily driven by the following:

•	negative net foreign currency translation adjustments of $227 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies,

•	an increase of $132 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $11 million.

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

Risk Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2016	2015	2016	2015
Revenue	$1,715	$1,689	$5,434	$5,417
Operating income	330	324	1,132	1,015
Operating margin	19.2%	19.2%	20.8%	18.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first nine months of 2016, pricing was modestly negative on average globally, and we still consider this a "soft market."  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, continuing into the third quarter of 2016, we faced difficult conditions as a result of continued weakness in the global economy and the repricing of credit risk.  Weak economic conditions in many markets around the globe have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 62% of our consolidated total revenues in the third quarter. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Retail brokerage:
Americas	$814	$779	$2,352	$2,329
International (1)	563	573	2,028	2,034
Total retail brokerage	1,377	1,352	4,380	4,363
Reinsurance brokerage	332	331	1,038	1,038
Total	$1,709	$1,683	$5,418	$5,401

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Commissions, fees and other revenue for Risk Solutions increased $26 million, or 2%, in the third quarter 2016 compared to the third quarter 2015. The increase in revenue was driven by 3% organic growth and a 1% increase in commissions and fees related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates. During the first nine months of 2016, commissions, fees, and other revenue increased $17 million as compared to the first nine months of 2015 due to a 3% unfavorable impact from foreign currency exchange rates, offset by 3% organic growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended September 30, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	4%	(2)%	1%	5%
International (1)	(2)	(2)	(2)	2
Total retail brokerage	2	(2)	—	4
Reinsurance brokerage	—	(1)	—	1
Total	2%	(2)%	1%	3%

Nine months ended September 30, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1%	(3)%	—%	4%
International (1)	—	(3)	(1)	4
Total retail brokerage	—	(3)	(1)	4
Reinsurance brokerage	—	(1)	—	1
Total	—%	(3)%	—%	3%

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 2% in the third quarter of 2016 driven by 4% organic revenue growth, partially offset by a 2% unfavorable impact from foreign currency exchange rates. For the first nine months of 2016, commissions, fees, and other revenue increased $17 million as compared to the prior year period driven primarily by 4% organic revenue growth, offset by a 3% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures.

Americas Commissions, fees and other revenue increased 4% in the third quarter of 2016, reflecting 5% growth in organic revenue and a 1% increase in commissions and fees related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates. For the first nine months of 2016, commissions, fees and other revenue increased 1%, driven by 4% growth in organic revenue, partially offset by a 3% unfavorable impact from foreign currency exchange rates. Organic revenue growth of 5% and 4% in the three and nine months ended September 30, 2016, respectively, was driven by strong growth in Affinity, record new business generation in US Retail, and solid growth in Latin America.

International Commissions, fees and other revenue decreased 2% in the third quarter 2016, driven by 2% organic revenue growth, which was more than offset by a 2% unfavorable impact from foreign currency exchange rates and a 2% decrease in commissions and fees related to net divestitures. For the first nine months of 2016, commissions, fees, and other revenue decreased $6 million as compared to the prior year period, reflecting organic growth of 4%, offset by a 3% unfavorable impact from foreign currency exchange rates and a 1% decrease in commissions and fees related to net divestitures. Organic revenue growth in both periods was driven by continued growth across Asia and New Zealand, as well as solid growth in continental Europe driven by both new business generation and management of the renewal book portfolio.

Reinsurance brokerage Commissions, fees and other revenue increased $1 million in the third quarter of 2016, as compared to the prior year period, driven by 1% organic revenue growth, offset by a 1% unfavorable impact from foreign currency exchange rates. For the first nine months of 2016, commissions, fees, and other revenue was flat as compared to the prior year period, as 1% organic revenue growth was offset by a 1% unfavorable impact from foreign currency exchange rates. Organic revenue growth for both the third quarter and first nine months of 2016 was driven primarily by net new business generation in treaty placements and growth in facultative placements, partially offset by an unfavorable market impact globally.

Operating Income

Operating income for the third quarter 2016 increased $6 million, or 2%, from the third quarter of 2015 to $330 million in the first quarter of 2016, and operating income margin remained flat at 19.2% in the third quarter of 2016 when compared to the third quarter of 2015. For the first nine months of 2016, operating income increased $117 million, or 12%, to $1,132 million. The increase in both periods was driven primarily by solid organic revenue growth and return on investments in data and analytics across the portfolio. In addition, a decrease in expense related to certain legacy litigation drove operating income growth for the nine months ended September 30, 2016.

HR Solutions

	Three months ended September 30,		Nine months ended September 30,
(millions, except percentage data)	2016	2015	2016	2015
Revenue	$1,041	$1,064	$2,902	$3,013
Operating income	134	134	276	249
Operating margin	12.9%	12.6%	9.5%	8.3%

Our HR Solutions segment generated approximately 38% of our consolidated total revenues in the third quarter of 2016 and provides a broad range of human capital services, as follows:

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

Revenue

Commissions, fees and other revenue for HR Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Consulting services	$459	$460	$1,216	$1,222
Outsourcing	593	616	1,703	1,819
Intrasegment	(11)	(12)	(17)	(28)
Total	$1,041	$1,064	$2,902	$3,013

Commissions, fees and other revenue for HR Solutions decreased $23 million, or 2%, in the third quarter 2016 compared to the third quarter 2015. The modest decrease in revenue reflects a 4% decrease in commissions and fees related to net divestitures and a 2% unfavorable impact from foreign exchange rates, partially offset by 4% organic growth in commissions and fees. For the first nine months of 2016, revenue decreased $111 million due to a 5% decrease in commissions and fees related to net divestitures and a 2% unfavorable impact from foreign currency exchange rates, partially offset by 3% organic growth.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

Three months ended September 30, 2016	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	—%	(3)%	—%	3%
Outsourcing	(4)	(1)	(8)	5
Total	(2)%	(2)%	(4)%	4%

Nine months ended September 30,	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	—%	(3)%	1%	2%
Outsourcing	(6)	(1)	(7)	2
Total	(4)%	(2)%	(5)%	3%

Consulting services revenue decreased $1 million in the third quarter of 2016 as compared to the prior year period due primarily to a 3% unfavorable impact from foreign currency exchange rates, offset by 3% organic revenue growth. For the first nine months of 2016, revenue decreased $6 million as compared to the prior year period, as a result of a 3% unfavorable impact from foreign currency rates, offset by 2% organic growth and a 1% increase in commissions and fees related to acquisitions, net of divestitures. Organic revenue growth for both periods was driven primarily by growth in investment consulting and communications consulting, as well as growth in pension solutions.

Outsourcing revenue decreased $23 million, or 4%, for the third quarter of 2016 as compared to the prior year period due to an 8% decrease in commissions and fees related to net divestitures and a 1% unfavorable impact from foreign currency exchange rates, partially offset by 5% organic revenue growth. For the first nine months of 2016, revenue decreased $116 million, or 6%, as a result of a 7% decrease in commissions and fees related to net divestitures, and a 1% unfavorable impact from foreign currency exchange rates, partially offset by 2% organic revenue growth. Organic revenue growth in both periods was driven primarily by continued growth in HR BPO for cloud-based solutions, as well as growth in healthcare exchanges in the third quarter, partially offset by a modest decline in benefits administration.

Operating Income

Operating income for the third quarter of 2016 was $134 million, comparable to the third quarter of 2015. For the first nine months of 2016, operating income was $276 million, an increase from $249 million in the prior year period. The result in the third quarter of 2016 was primarily driven by organic revenue growth, offset by $7 million of certain legacy information technology contract costs and an unfavorable impact from portfolio repositioning activities in previous quarters. The increase for the first nine months was primarily driven by organic revenue growth and a decrease in expenses related to certain legacy litigation settlements in the prior year quarter.

Operating margin for the HR Solutions segment was 12.9% in the third quarter, an increase from 12.6% in 2015. For the first nine months of 2016, operating margin was 9.5%, an increase from 8.3% in 2015.

Unallocated Income and Expense

A reconciliation of our operating income to income before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating income (loss):
Risk Solutions	$330	$324	$1,132	$1,015
HR Solutions	134	134	276	249
Unallocated	(42)	(45)	(131)	(133)
Operating income	422	413	1,277	1,131
Interest income	1	3	6	10
Interest expense	(70)	(72)	(212)	(205)
Other income	9	8	27	51
Income before income taxes	$362	$352	$1,098	$987

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to our reportable segments.  Net unallocated expenses decreased $3 million to $42 million in the third quarter 2016 as compared to the prior year period. Net unallocated expenses were $131 million for the first nine months of 2016 and $133 million for the first nine months of 2015.

Interest income, Interest expense, and Other income

For a discussion of the components of Interest income, Interest expense, and Other income, see "Management's Discussion of Financial Condition and Results of Operations - Review of Consolidated Results".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2015 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Note 2 "Accounting Principles and Practices" to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report and reports we will subsequently file or furnish and have previously filed or furnished with the Securities and Exchange Commission ("SEC") contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "probably," "potential," "looking forward," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would."  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" section in Part I, "Item 1A Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.

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

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At September 30, 2016, we have hedged approximately 45% of our U.K. subsidiaries' expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2016 and 2017, respectively. We generally do not hedge exposures beyond three years.

We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If the Company were to translate prior year results at current quarter exchange rates, diluted earnings per share would be a favorable impact of approximately $0.02 during the three months ended September 30, 2016 and would be an unfavorable impact of $0.03 during the nine months ended September 30, 2016.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption "Review of Consolidated Results — Adjusted Diluted Earnings Per Share" would be a favorable impact of $0.01 during the three months ended September 30, 2016 and would be an unfavorable impact of $0.04 during the nine months ended September 30, 2016 if the Company were to translate prior year results at current quarter exchange rates.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this quarterly report of September 30, 2016.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, Aon's internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 14 "Commitments and Contingencies — Legal" to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2015 reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities.

The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/16 - 7/31/16	856,260	$109.78	856,260	$3,230,315,996
8/1/16 - 8/31/16	984,795	109.77	984,795	3,122,217,921
9/1/16 - 9/30/16	888,966	111.26	888,966	3,023,314,652
Total	2,730,021	$110.26	2,730,021	$3,023,314,652

(1)  Our Board of Directors authorized the 2012 Share Repurchase Program in April 2012 and the 2014 Share Repurchase Program in November 2014. During the third quarter of 2016, we repurchased 2.7 million shares at an average price per share of $110.26 for a total cost of $301 million. Included in the 2.7 million shares repurchased was 128 thousand shares purchased in that period, which are included in the above table, that did not settle until October 2016. These shares were settled at an average price per share of $112.00 and total cost of $14.3 million.

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

Aon plc
(Registrant)

October 28, 2016	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Aon plc Amended and Restated Executive Committee Combined Severance and Change in Control Plan, as amended and restated effective September 12, 2016.
10.2	Form of Service as a Non-Executive Director Agreement.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document