Form 10-K
period 2016-12-31
Aon plc
filed 2017-02-23
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Registrant’s Telephone Number, Including Area Code) Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Ordinary Shares, $0.01 nominal value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
________________________________________________________________________________________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company.)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2016, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $29,031,404,998 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 22, 2017: 262,600,762.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc’s Proxy Statement for the 2017 Annual General Meeting of Shareholders to be held on June 23, 2017 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.    Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” “the Company,” “we,” “us,” or “our”) is the leading global provider of risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Our strategy is to be the preeminent professional service firm in the world, focused on the topics of risk and people.
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

•
HR Solutions partners with organizations to solve their most complex human capital and related financial challenges in the areas of health, retirement and talent. We are dedicated to improving business performance and our clients’ employees’ experience by designing, implementing, communicating and administering a wide range of human capital, retirement, investment consulting, health care, compensation, and talent management strategies.

Our clients are globally diversified and include all market segments (individuals through personal lines, mid-market companies and large global companies) and almost every industry in the economy in over 120 countries and sovereignties. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments or geographies.
We have continued to focus our portfolio on higher margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. Aon endeavors to make capital allocation decisions based upon return on invested capital (“ROIC”).
In 2016, 64% of our consolidated total revenues were in Risk Solutions and 36% of our consolidated total revenues were in HR Solutions, before intersegment eliminations.
On February 9, 2017, we entered into an agreement to sell our Benefits Administration and Business Process Outsourcing (BPO) Portfolio (the “Business”) for cash consideration of $4.3 billion payable at closing plus additional cash consideration of up to $500 million based on future performance of the Business (the “Transaction”).  The Business is within the HR Solutions segment described further below.  The completion of the Transaction is subject to customary closing conditions, and the Transaction is expected to close by the end of the second quarter of 2017.  In connection with the Transaction, we expect to implement a cost reduction program.
BUSINESS SEGMENTS
Risk Solutions
The Risk Solutions segment generated approximately 64% of our consolidated total revenues in 2016, and has approximately 33,000 employees worldwide. We provide risk mitigation solutions, including insurance and reinsurance brokerage, risk consulting, and related services in this segment.
Principal Products and Services
We operate in this segment through two similar transactional product lines: retail brokerage and reinsurance brokerage. In addition, a key component of this business is our risk consulting services.
Retail brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, captive management services, and our Inpoint data and analytics solutions, including Risk/View. Our Americas operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our International operations in the U.K.; Europe, Middle East and Africa; and Asia Pacific offer these products and services to clients throughout the rest of the world.

Our employees draw upon our global network of resources, sophisticated data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our clients’ risk management needs, we seek to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is intended to be a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark, and price the value we deliver to clients in a unified approach, based on the most important criteria that are critical to our clients’ ability to manage their total cost of risk.
Our expertise and foresight, benchmarking, and carrier knowledge are keys to providing professional services excellence. We intend to deliver superior value to clients and differentiation from competitors through our key Aon Broking initiatives, which position us to provide our clients and insurers with additional market insight as well as new product offerings and facilities.
As a retail broker, we serve as an advisor to clients and facilitate a wide spectrum of risk management solutions for property liability, general liability, professional and directors’ and officers’ liability, transaction liability, cyber liability, workers’ compensation, and various healthcare products, as well as other exposures. Our business is comprised of several specialty areas structured around specific product and industry needs.
We offer specialized advice and services in such industries as technology, financial services, agribusiness, aviation, construction, health care, and energy, among others. Through our global affinity business, we provide products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses around the world.
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
Our Cyber Solutions Group identifies and protects clients’ critical assets by aligning their cybersecurity strategy with their corporate culture and risk tolerance. Our goal is to empower clients with enterprise wide cyber resilience in the face of rapidly evolving threats before, during, and after a cybersecurity incident.
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
We act as a broker or intermediary for all classes of reinsurance. We place two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks, and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy. We also place specialty lines such as professional liability, workers’ compensation, accident, life and health.
We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Securities Inc. provides global capital management transaction and advisory services for insurance and reinsurance clients. In this capacity, Aon Securities Inc. is recognized as a leader in the structuring, underwriting and trading of insurance-linked securities, the arrangement of financing for insurance and reinsurance companies, including Lloyd’s syndicates, and providing advice on strategic and capital alternatives, including mergers and acquisitions.
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
HR Solutions
Our HR Solutions segment generated approximately 36% of our consolidated total revenues in 2016, and has approximately 30,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, and the Asia Pacific regions.
Principal Products and Services
We provide products and services in this segment primarily under the Aon Hewitt brand, and operate through two similar transactional product lines: outsourcing and consulting.
Our HR Solutions segment works to maximize the value of clients’ human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend towards more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers so that they can provide benefit options suited to individual needs.
We work with our clients to identify options in human resource outsourcing and process improvements. The primary areas where companies choose to use outsourcing services include benefits administration, core human resource processes, and workforce and talent management.
HR Solutions offers a broad range of human capital services in the following practice areas:
Retirement specializes in providing global actuarial services, defined contribution consulting, pension de-risking, tax and Employee Retirement Income Security Act (ERISA) consulting, and pension administration.
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
Investment consulting provides public and private companies and other institutions, such as trustees, with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations. In certain instances, we also perform delegated management services in relation to these plans.
Benefits Administration applies our HR expertise primarily through defined benefit, defined contribution, and health and welfare administrative services. We also provide other complementary services such as flexible spending, dependent audit, and participant advocacy. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective and less costly solutions.
Exchanges is building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.
Human Resource Business Process Outsourcing (“HR BPO”) provides market-leading traditional and cloud-based solutions to deploy systems, manage employee data, administer benefits, payroll and other human resources processes, and record and manage talent, workforce, and other core HR process transactions.

Revenue and Compensation
HR Solutions revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health, and accident coverage, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.
Competition
Our HR Solutions business faces strong competition from other worldwide and national consulting companies, including Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms, large financial institutions, and pure play outsourcers. Some of our competitors provide administrative or consulting services as an adjunct to other primary services.
Seasonality
Due to buying patterns and delivery of certain products in the markets we serve, revenues recognized tend to be highest in the fourth quarter of each fiscal year.
Licensing and Regulation
Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, as well as U.S. federal and state laws. See the “Risk Factors” section in Part I, Item 1A of this report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.
Risk Solutions
Regulatory authorities in the countries or states in the U.S. in which the operating subsidiaries of our Risk Solutions segment conduct business may require individual or company licensing to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters.
Under the laws of most countries and states, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking producers’, brokers’, and agents’ licenses to transact business in the country or state. The operating terms may vary according to the licensing requirements of the particular country or state, which may require, among other things that a firm operates in the country or state through a local corporation. In a few countries and states, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the country or state.
Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by the Financial Conduct Authority (“FCA”) in the U.K., by federal and state agencies in the U.S., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.
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
Further, certain of our business activities within the Risk Solutions segment are governed by other regulatory bodies, including investment, securities, and futures licensing authorities. For example, in the U.S., we use Aon Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
HR Solutions
Certain of the retirement-related consulting services provided by Aon Hewitt and its subsidiaries and affiliates are subject to the pension and financial laws and regulations of applicable jurisdictions, including oversight and/or supervision by the FCA in the U.K., the Securities and Exchange Commission (“SEC”) in the U.S., and regulators in other countries. Aon Hewitt subsidiaries that provide investment advisory services are regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon Hewitt and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment and securities and/or insurance laws and regulations and/or supervision by national regulators.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2016. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2016.
Segmentation of Activity by Type of Service and Geographic Area of Operation
Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 15 “Segment Information” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Employees
At December 31, 2016, we employed approximately 69,000 employees.
Information Concerning Forward-Looking Statements
This annual report on Form 10-K contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in different countries in which we do business around the world;

•	changes in the competitive environment;

•	fluctuations in exchange and interest rates that could influence revenues and expenses;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility or increasing borrowing costs;

•	rating agency actions that could affect our ability to borrow funds;

•	the effect of the change in global headquarters and jurisdiction of incorporation, including differences in the anticipated benefits;

•changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;

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

•	our ability to continue, and the costs associated with, growing, developing and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	impact of the pending sale of our Benefits Administration and HR Business Process Outsourcing Platform;

•	changes in the health care system or our relationships with insurance carriers; and

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings.
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the SEC. Additionally, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Finance Committees, our Governance Guidelines and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
Item 1A.    Risk Factors
The risk factors set forth below reflect material risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in the “Business” Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks were to actually occur.
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
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue and asset values. Downward fluctuations in the year-over-year insurance premium charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect our Risk Solutions business as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our brokerage business.
The results of our HR Solutions business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected. In addition, our revenues from many of our outsourcing contracts depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions. Reduced demand for our services could increase price competition.
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
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the United States. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our five largest non-U.S. dollar exposures are the British pound, Euro, Australian dollar, Canadian dollar and Indian rupee; however, we also have exposures to other currencies that can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. Dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $721 million at December 31, 2016 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $3.8 billion at December 31, 2016 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2016, these long-term investments had a carrying value of $119 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may continue to experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels, or if negative yields on deposits or investments, as we have experienced in Japan and certain jurisdictions in the European Union, continue or arise in the jurisdictions in which we operate. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
Our pension obligations could adversely affect our shareholders’ equity, net income, cash flow and liquidity.
To the extent that the pension obligations associated with our pension plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In particular, lower interest rates and investment returns could result in the present value of plan liabilities increasing at a greater rate than the value of plan assets, resulting in higher unfunded positions in our pension plans. In addition, the periodic revision of pension assumptions or variances of actual results from our assumptions can materially change the present value of expected future benefits, and therefore the funded status of the plans and resulting net periodic pension expense. As a result, we may experience future changes in the funded status of our plans that could require us to make additional cash contributions beyond those that have been estimated and which could adversely affect shareholders’ equity, net income, cash flow and liquidity.
Our worldwide pension plans are significant, therefore our pension contributions and expense are sensitive to various market and demographic factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant changes to our financial position and results of operations from year to year.

We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2016, we had total consolidated debt outstanding of approximately $6.2 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2016, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
A substantial portion of our outstanding debt, including certain intercompany debt obligations, contains financial and other covenants. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, acquisitions or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness, or fewer or less onerous covenants associated with such indebtedness, and making us more vulnerable to general adverse economic and industry conditions.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2016 were A- with a stable outlook (Standard & Poor’s), BBB+ with a stable outlook (Fitch, Inc), and Baa2 with a stable outlook (Moody’s Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us or our industry, or as a consequence of actions we take to implement our corporate strategies. A change in our credit rating could adversely limit our access to capital and our competitive position.
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
Furthermore, seemingly nationally or regionally localized political and economic changes could have a wider, negative impact on our businesses that expands beyond our operations in the immediately affected jurisdiction. The United Kingdom’s anticipated formal initiation of a withdrawal process from the European Union has created significant uncertainty about the future relationship between the United Kingdom and the European Union, and has given rise to calls for the governments of other European Union member states to consider withdrawal. These developments have created uncertainty and may have a material adverse effect on global economic conditions and the stability of global financial markets. Lack of clarity about future United Kingdom laws and regulations, including financial laws and regulations, tax and free trade agreements, immigration laws and employment laws, could also depress economic activity and have a material adverse effect on our business, financial condition and results of operations. Additionally, the continued concerns regarding the ability of certain European countries to service their outstanding debt has led to questions regarding the future viability of the Euro as the common currency for the area as various scenarios could result in some countries choosing to return to their former local currencies in an effort to regain control over their domestic economies and monetary policies. This uncertainty has had a dampening effect on growth potential in Europe, and if it deteriorates, may have a material negative impact on our European business as well as that of our clients. Further, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets or profitability denominated in that currency, potentially result in charges to our statement of operations and reduce the usefulness of liquidity alternatives denominated in that currency such as our multicurrency U.S. credit facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the Euro suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.
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
Our effective tax rates and the benefits from our Redomestication are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K., the U.S. and other countries, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances may be interrelated and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.
On September 4, 2013, we received from the Internal Revenue Service (the “IRS”) an executed Closing Agreement pursuant to which the Company and the IRS agreed that the merger (pursuant to which the Redomestication occurred) did not cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes. This agreement substantially reduced the risk that actions taken to date might cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes under the current tax statute and regulations. However, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation, or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the Redomestication or any subsequent actions. Our net income and cash flow would be reduced if we were to be subject to U.S. corporate income tax as a domestic corporation. In addition, any future amendments to the current income tax treaties between the U.K and other jurisdictions (including the U.S.), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties, could subject us to increased taxation.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, including the use of global funding structures, the tax characteristics of our income, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of non-U.S. subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of our tax liability is always subject to review by applicable tax authorities.
We believe that our Redomestication and related transactions should support our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation through global funding structures. However, we cannot provide any assurances as to what our tax rate will be in any period because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K., the U.S. and other jurisdictions could change in the future, and such changes could cause a material change in our tax rate.
We also could be subject to future audits conducted by foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“U.S GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to restructuring, pensions, recoverability of assets including customer receivables, contingencies, share-based payments, income taxes and estimates and assumptions used for our long term outsourcing contracts. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates or policies or the developments in the business or the application of accounting principles related to long-term contracts may change our initial estimates of future contract results, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders’ Equity and Cash Flows.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future goodwill or other long-lived asset impairment charges could materially impact our consolidated financial statements.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
Our principal assets are the shares of capital stock and indebtedness of our subsidiaries. We rely on dividends, interest and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligation, paying dividends to shareholders, repurchasing ordinary shares and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that these subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payment to us. In addition, due to differences in tax rates, repatriation of funds from certain countries into the U.K. through the U.S. could have unfavorable tax ramifications for us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
Legal and Regulatory Risks
We are subject to E&O claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on the financial condition or results of operations of a business line or the Company as a whole.
We assist our clients with various matters, including placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, providing actuarial services, investment consulting and asset management services, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our consulting business or the failure to correctly execute transactions in the human resources outsourcing and benefits administration businesses. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.

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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the Financial Conduct Authority (the “FCA”), the U.S. securities laws, including the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated by the SEC, and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by increasing the costs of legal and regulatory compliance; by limiting or restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services, and the form of compensation we can accept from our clients, carriers and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including training and employee expenses, adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (“FATCA”) in the U.S. and the Bribery Act of 2010 (“U.K. Bribery Act”) in the U.K., impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in a number of cases, requiring compliance by foreign subsidiaries.
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
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction as it has been conducted in the past.
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
With respect to our Risk Solutions segment, our business’ regulatory oversight generally also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations and third-party administrators, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking and third-party administration in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.
Services provided in our HR Solutions segment are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly impacting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use of, and payment of, commissions to, agents, brokers and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies, including the effects of health care reform by the U.S. government, could delay client adoption of our healthcare exchanges, impair our ability to retain clients who have adopted our healthcare exchanges, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, more generally within our HR Solutions segment, changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), defined benefit plans (such as pension) or payroll delivery, may adversely affect the demand for, or profitability of, our services.
If we violate the laws and regulation to which we are subject, we could be subject to fines, penalties or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
In addition, our businesses and operations are subject to heightened regulatory oversight and scrutiny, which may lead to additional regulatory investigations or enforcement actions. As regulators and other government agencies continue to examine our operations, there is no assurance that consent orders or other enforcement actions will not be issued by them in the future. These and other initiatives from national, state and local officials may subject us to judgments, settlements, fines or penalties, or cause us to be required to restructure its operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby adversely affecting our business, financial condition or operating results.
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
In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings.  Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use or offer certain technologies, products or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.
We have less flexibility as a public limited company incorporated under the laws of England and Wales with respect to certain aspects of capital management.
English law imposes some restrictions on certain corporate actions by which previously, as a Delaware corporation, we were not constrained. For example, English law provides that a board of directors may only allot, or issue, securities with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. The current authorization is effective until the earlier of our next annual general meeting or August 31, 2017. This authorization will need to be renewed by our shareholders periodically and we intend to renew this authorization at each annual general meeting.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. The current exclusion is effective until the earlier of our next annual general meeting or August 31, 2017. This exclusion would need to be renewed by our shareholders periodically and we intend to renew this exclusion at each annual general meeting.
English law also requires us to have available “distributable reserves” to make share repurchases or pay dividends to shareholders.  Distributable reserves may be created through the earnings of the U.K. parent company.  As of December 31, 2016, we had distributable reserves in excess of $1.6 billion. While it is our intention to maintain a sufficient level of distributable reserves in order to pay dividends on our ordinary shares and make share repurchases in accordance with our share repurchase program, there is no assurance that the parent company level will continue to generate sufficient earnings in order to maintain the necessary level of distributable reserves to do so.
English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an “off market purchase.” The current authorization expires on June 17, 2020. Renewal of this authorization will be sought periodically.
The enforcement of civil liabilities against us may be more difficult.
Because we are a public limited company incorporated under the laws of England and Wales, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would have been the case for U.S. judgments obtained against Aon Corporation. In addition, it may be more difficult (or impossible) to bring some types of claims against us in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.

We are a public limited company incorporated under the laws of England and Wales. Therefore, it may not be possible to effect service of process upon us within the United States in order to enforce judgments of U.S. courts against us based on the civil liability provisions of the U.S. federal securities laws.
There is doubt as to the enforceability in England and Wales, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities solely based on the U.S. federal securities laws. The English courts will, however, treat any amount payable by us under U.S. judgment as a debt and new proceedings can be commenced in the English courts to enforce this debt against us. The following criteria must be satisfied in order for the English court to enforce the debt created by the U.S. judgment:

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
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, climate events or weather patterns, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions and cyber-terrorism. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our Risk Solutions professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

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
Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breaches, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of existing, new or upgraded computer systems, telecommunications and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales and operating results.
We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks, some of which are within the company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses and security breaches. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. In the future, these types of incidents could result in intellectual property or other confidential information being lost or stolen, including client, employee or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results and require us to incur significant expense to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service and reliability that our clients require, we may be required to make significant additional investments in our information technology system.
Improper disclosure of confidential, personal or proprietary data could result in regulatory scrutiny, legal liability or harm our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information and, in the case of our HR Solutions clients, confidential information about our clients’ employees’ compensation, medical information and other personally identifiable information. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error or inadequate safeguards against employee or vendor malfeasance or cyber-attacks that could result in improper access to or disclosure of confidential, personal or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, loss of revenue and loss of clients. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the European Union and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of Inpoint, repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Likewise, we have invested significantly in our HR BPO business and platform. Innovations in software, cloud computing or other technologies that alter how these services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.
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
If our clients or third parties are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality broking, risk management and HR solutions, so that we can understand our clients’ needs and deliver solutions and services that are tailored to satisfy these needs. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups and/or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
The nature of much of our work, especially our actuarial services in our HR Solutions business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. Similarly, in our investment consulting business, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice, which poses risks of liability exposure and costs of defense and increased insurance premiums. In addition, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, the use and protection of data and systems, satisfaction of client expectations, and regulatory compliance. This damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders and third parties in transactions that are important to our business adversely effecting on our business, financial condition and operating results.
We rely on third parties to perform key functions of our business operations and to provide services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, software and system vendors, health plan providers, investment managers and providers of human resource functions such as recruiters and trainers, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by the third parties to comply with service level agreements or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.
Our business is exposed to risks associated with the handling of client funds.
Our Risk Solutions business collects premiums from insureds and remits the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are then remitted to the insureds. Similarly, part of our HR Solutions’ outsourcing business handles payroll processing and retirement and pension administration for several of our clients. Consequently, at any given time, we may be holding and managing funds of our clients and, in the case of HR Solutions, their employees, while payroll, retirement plan funds or pension payments are being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing, or other cybersecurity events or security breaches. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses and the growth and development of these businesses.
In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent in researching it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:

•
the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition and put pressure on pricing;

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
In the past, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
Risks Relating Primarily to Our HR Solutions Segment
We are subject to various risks and uncertainties in connection with the pending sale of our Benefits Administration and HR Business Process Outsourcing (BPO) Platform.
On February 9, 2017, Aon entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC, an affiliate of The Blackstone Group, L.P. (the “Buyer”), to sell our Benefits Administration and HR Business Process Outsourcing (BPO) Platform (the “Divested Business”) in a transaction valued at approximately $4.3 billion plus additional consideration of up to $500 million based on future performance of the Divested Business (the “Transaction”). The completion of the Transaction is subject to customary closing conditions, including, among others: (i) the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of all approvals and the filing of all applicable filings under any relevant foreign jurisdictions that are required to be made or obtained as set forth in the Purchase Agreement. Although the Transaction is expected to close by the end of the second quarter of 2017, we can make no assurances that the transaction will close in the anticipated timeframe or at all. Any delay or failure to close the Transaction as planned could have a negative impact on Aon’s financial condition and results of operations. To the extent that our current stock price reflects the assumption that the Transaction will be consummated in the timeframe and manner currently anticipated, any delay in the closing of the Transaction or failure to close at all could result in a decline in the market price of our ordinary shares.
Aon intends to allocate part of the proceeds from this Transaction to increase its share repurchases, and our Board of Directors has authorized an additional $5 billion under our stock repurchase program in support of this intent. Any delay or failure to close the Transaction as planned could result in the failure of Aon to increase its share repurchases as anticipated.

Our directors, executive officers, and other employees have expended extensive time and effort and experienced significant distractions from their day-to-day work during the pendency of the Transaction, including not pursuing other opportunities that might have otherwise been beneficial to us. Additionally, we will have incurred significant third-party transaction costs in connection with the Transaction. If the Transaction is not consummated, we will have experienced such distractions and incurred such costs without realizing the expected benefit of the Transaction, which may have a material and adverse effect on our results of operations.
Even if the Transaction is consummated as expected, it carries inherent risks, including the risk that Aon will not earn the $500 million of additional consideration or otherwise realize the intended value of the Transaction, as well as risks connected with separating the Divested Business from Aon. Because the Divested Business represent 19% of our gross revenues for the fiscal year 2016, our results of operations and financial condition may be materially adversely affected, or may not be accretive to adjusted earnings per share as anticipated, if we fail to effectively reduce our overhead costs to reflect the reduced scale of operations or fail to grow our other business as expected. Additionally, the separation of the Divested Businesses from the rest of Aon’s business will require significant resources, which may disrupt operations or divert management’s attention from Aon’s day-to-day operations and efforts to grow our other businesses. Furthermore, if we do not realize the benefits of the Transaction as anticipated or if the Divested Business does not deliver the level of service to which our clients and partners are accustomed, it could adversely affect our relationship with clients, partners, colleagues and other third parties.
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
Even though outsourcing clients typically sign long-term contracts, some of these contracts may be terminated at any time, with or without cause, by our client upon 90 to 360 days’ written notice. Our outsourcing clients are generally required to pay a termination fee; however, this amount may not be sufficient to offset the costs we incurred in connection with the implementation and system set-up or fully compensate us for the profit we would have received if the contract had not been cancelled. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated ongoing costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.
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
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary/agency capacity albeit without assuming title or custody over the underlying funds or assets invested. Asset classes may experience poor absolute performance; third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control. Regardless of the cause, clients experiencing losses may assert claims against us, and these claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary/agency duties or other alleged errors or omissions. Additionally, clients experiencing losses or lower than expected investment returns may also leave us for our competitors.
Risks Related to Our Ordinary Shares
Transfers of the Class A Ordinary Shares may be subject to stamp duty or SDRT in the U.K., which would increase the cost of dealing in the Class A Ordinary Shares.
Stamp duty reserve taxes (“SDRT”) are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent.
Our Class A Ordinary Shares are eligible to be held in book entry form through the facilities of Depository Trust Company (“DTC”). Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by Her Majesty’s Revenues and Customs (“HMRC”)) before the transfer can be registered in the books of Aon. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares.
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
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that prior to the redomestication approximately 99% of the outstanding shares of common stock of Aon Corporation were held within the DTC system. The Class A Ordinary Shares of Aon plc are, at present, eligible for deposit and clearing within the DTC system. In connection with the closing of the Redomestication, we entered into arrangements with DTC whereby we agreed to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with the initial depository. DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determines at any time that the Class A Ordinary Shares are not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
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
The locations in Lincolnshire, Illinois; Gurgaon, India; The Woodlands, Texas; Orlando, Florida; and Charlotte, North Carolina, are primarily dedicated to our HR Solutions segment. The other locations listed above house personnel from both of our reportable segments.
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 7 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2016.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Executive Officers of the Registrant
The executive officers of Aon, as of February 23, 2017 unless otherwise noted, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	52
Chief Executive Officer, Aon Benfield. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles at Aon during his 19 years at the Company, including as Chief Executive Officers of Aon Risk Solutions Americas from 2011 to 2013. Mr. Andersen was named Chief Executive Officer of Aon Benfield in September 2013 and an Executive Officer on February 1, 2017.

John Bruno	51
Executive Vice President, Enterprise Innovation & Chief Information Officer.  Mr. Bruno joined Aon in September 2014 as Executive Vice President, Enterprise Innovation & Chief Information Officer and was named an Executive Officer on February 1, 2017.  Prior to joining Aon, Mr. Bruno held various positions at NCR Corporation, a technology company focused on assisted and self service solutions, from 2008 to 2014, where he most recently served as Executive Vice President, Industry & Field Operations and Corporate Development.  Prior to working at NCR, Mr. Bruno served in various technology positions at Goldman Sachs Group, Merrill Lynch & Co. Inc. and Symbol Technologies, Inc.

Gregory C. Case	54
President and Chief Executive Officer. Mr. Case became President and Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey’s Global Insurance Practice, and was a member of McKinsey’s governing Shareholders’ Committee. Prior to joining McKinsey, Mr. Case was with the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.

Christa Davies	45
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

Anthony Goland	57
Executive Vice President and Chief Human Resources Officer. Mr. Goland joined Aon in September 2015 as Executive Vice President and Chief Human Resources Officer. Prior to joining Aon, Mr. Goland spent 30 years at McKinsey & Company, Inc., a global management consulting firm where he was a leader of the Firm’s financial services, financial inclusion, and organization practices. Prior to McKinsey, he had experience with J.P. Morgan and IBM, and before that he volunteered and served as a Sergeant in the U.S. Army Europe.

Peter Lieb	61
Executive Vice President, General Counsel and Company Secretary. Mr. Lieb was named Aon’s Executive Vice President and General Counsel in July 2009 and Company Secretary in November 2013. Prior to joining Aon, Mr. Lieb served as Senior Vice President, General Counsel and Secretary of NCR Corporation, a technology company focused on assisted and self-service solutions, from May 2006 to July 2009, and as Senior Vice President, General Counsel and Secretary of Symbol Technologies, Inc. from 2003 to 2006. From 1997 to 2003, Mr. Lieb served in various senior legal positions at International Paper Company, including Vice President and Deputy General Counsel. Earlier in his career, Mr. Lieb served as a law clerk to the Honorable Warren E. Burger, Chief Justice of the United States.

Stephen P. McGill (1)	59
Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global. Mr. McGill was named Chief Executive Officer or Aon Risk Services Americas in January 2006 prior to being named Chairman and Chief Executive Officer, Risk Solutions in February 2008 and Group President in May 2012. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Laurel Meissner	59
Senior Vice President and Global Controller. Ms. Meissner joined Aon in February 2009, and was appointed Senior Vice President and Global Controller and designated as Aon’s principal accounting officer in March 2009. Prior to joining Aon, Ms. Meissner served from July 2008 through January 2009 as Senior Vice President, Finance, Chief Accounting Officer of Motorola, Inc., an international communications company. Ms. Meissner joined Motorola in 2000 and served in various senior financial positions, including Corporate Vice President, Finance, Chief Accounting Officer.

Michael O’Connor	48
Chief Executive Officer, Aon Risk Solutions. Mr. O’Connor joined Aon in 2008 as Chief Operating Officer of Aon Risk Solutions and was later named Chief Risk Operating Officer, Aon Risk Solutions and Aon Benfield. In 2013, he was named Chief Executive Officer, Aon Risk Solutions and was named an Executive Officer on February 1,2017. Prior to joining Aon, Mr. O’Connor was a partner at McKinsey & Company, where he served as a leader for the North America Financial Services and North American Insurance practices.

Kristi A. Savacool	57
Chief Executive Officer, Aon Hewitt. Ms. Savacool joined Aon upon the completion of the merger between Aon and Hewitt Associates, Inc. and was named Chief Executive Officer of Aon Hewitt in February 2012. Prior to assuming this role, Ms. Savacool served as Co-Chief Executive Officer of Aon Hewitt from May 2011 and, prior to that, Chief Executive Officer of Benefits Administration for Aon Hewitt. Prior to the merger, Ms. Savacool served in several senior executive positions at Hewitt Associates, Inc., including Senior Vice President, Total Benefit Administration Outsourcing. Ms. Savacool joined Hewitt in 2005. Prior to joining Hewitt, Ms. Savacool held a number of executive management positions at The Boeing Company since 1985.

(1) Mr. McGill resigned from the Company on January 31, 2017.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the New York Stock Exchange (“NYSE”). The following table sets forth the ranges of high and low sales prices per share of our ordinary shares as reported on the NYSE and the cash dividends per share of common stock paid for the two most recent fiscal years:

	Years Ended December 31
	2016			2015
	High	Low	Dividends paid per share	High	Low	Dividends paid per share
Fourth quarter	$116.59	$107.19	$0.33	$97.79	$86.38	$0.30
Third quarter	$113.78	$105.35	$0.33	$103.38	$87.58	$0.30
Second quarter	$110.04	$100.55	$0.33	$104.70	$95.32	$0.30
First quarter	$104.76	$83.83	$0.30	$107.08	$89.35	$0.25
On February 22, 2017, the last reported sale price of our ordinary shares as reported by the NYSE was $115.60 per share. We have approximately 225 holders of record of our Class A Ordinary Shares as of February 22, 2017.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
10/1/16 – 10/31/16	758,923	$110.68	758,923	$2,939,315,852
11/1/16 – 11/30/16	754,296	$111.36	754,296	$2,855,317,922
12/1/16 – 12/31/16	283,323	$112.96	283,323	$2,823,314,745
	1,796,542		1,796,542

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized an additional $5 billion of Class A Ordinary Shares for repurchase. In February 2017, the Board of Directors authorized a $5.0 billion increase to the then existing remaining authorization under its share repurchase program. Under each program, shares may be repurchased through open market or privately negotiated transactions, based on prevailing market conditions, funded from available capital. During 2016, we repurchased 12.2 million shares at an average price per share of $102.66 for a total cost of $1.3 billion. The remaining authorized amount for share repurchase under our Share Repurchase Programs is $2.8 billion at December 31, 2016.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any sales of unregistered equity in 2016.

Item 6.    Selected Financial Data
As described in Note 1 “Basis of Presentation - Revision of Previously Issued Financial Statements” of the Notes to Consolidated Financial Statements, during the fourth quarter of 2016, we identified errors that impacted the years ended December 31, 2015, 2014, 2013, and 2012. The corrections for the errors, which we have concluded are immaterial, individually and in the aggregate, to all prior-period consolidated financial statements, are reflected in the consolidated financial statements and selected financial data included in this Form 10-K.
As described in Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements, we adopted guidance related to the presentation of deferred tax assets and liabilities and debt issuance costs. Amounts below have been amended to reflect the adoption of the new guidance.

(millions except per share data)	2016	2015	2014	2013	2012
		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Income Statement Data
Commissions, fees and other	$11,605	$11,661	$12,019	$11,787	$11,476
Fiduciary investment income	22	21	26	28	38
Total revenue	$11,627	$11,682	$12,045	$11,815	$11,514
Income from continuing operations	$1,430	$1,422	$1,431	$1,148	$1,020
Net income	1,430	1,422	1,431	1,148	1,020
Less: Net income attributable to noncontrolling interests	34	37	34	35	27
Net income attributable to Aon shareholders	$1,396	$1,385	$1,397	$1,113	$993
Basic Net Income Per Share Attributable to Aon Shareholders	$5.21	$4.93	$4.73	$3.57	$3.02
Diluted Net Income Per Share Attributable to Aon Shareholders	$5.16	$4.88	$4.66	$3.53	$2.99
Balance Sheet Data
Fiduciary assets (1)	$9,485	$9,932	$11,638	$11,871	$12,214
Intangible assets including goodwill	$10,970	$10,628	$11,380	$11,575	$11,918
Total assets	$26,615	$26,883	$29,572	$30,060	$30,296
Long-term debt	$5,869	$5,138	$4,768	$3,666	$3,694
Total equity	$5,532	$6,059	$6,527	$8,091	$7,701
Class A Ordinary Shares and Other Data
Dividends paid per share	$1.29	$1.15	$0.92	$0.68	$0.62
At year-end:
Market price, per share	$111.53	$92.21	$94.83	$83.89	$55.61
Shares outstanding	262.0	269.8	280.0	300.7	310.9

(1)	Represents insurance premium receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2016 FINANCIAL RESULTS
During 2016, we continued to face headwinds that adversely impacted our business. In our Risk Solutions segment, these headwinds included adverse changes in foreign currency exchange rates, economic weakness in certain regions around the globe and a negative market impact in our Reinsurance business. In our HR Solutions segment, these headwinds included price compression in our benefits administration business and economic weakness in certain regions around the globe.
The following is a summary of our 2016 financial results:

•
Revenue decreased $55 million to $11.6 billion in 2016 due primarily to a 2% unfavorable impact from changes in foreign currency exchange rates and a 2% decrease in commissions and fees related to acquisitions, net of divestitures, partially offset by organic revenue growth of 3% in the Risk Solutions segment and 3% in the HR Solutions segment. Organic revenue growth for the year was driven by strong new business generation and solid management of the renewal book portfolio across our Risk Solutions segment, as well as solid growth in both our Consulting and Outsourcing businesses within HR Solutions.

•
Operating expenses decreased $113 million, or 1%, to $9.7 billion in 2016 due primarily to a $248 million favorable impact from changes in foreign currency exchange rates, a $176 million decrease in expenses related to legacy litigation incurred in the prior year, a $144 million decrease in the core expense base resulting from acquisitions, net of divestitures, and a $37 million decrease in intangible asset amortization, partially offset by $220 million of non-cash expenses related to certain pension settlements, an increase in expense associated with 3% organic revenue growth, and $15 million of transaction costs incurred related to future portfolio repositioning activities.

•
Operating margin increased to 16.4% in 2016 from 15.8% in 2015. The increase in operating margin from the prior year is primarily driven by organic revenue growth of 3% and return on investments across the portfolio as well as a decrease in expense related to legacy litigation and the favorable impact from changes in foreign currency exchange rates, partially offset by non-cash expenses related to certain pension settlements. Risk Solutions operating margin increased to 21.2% in 2016 from 20.3% in 2015. HR Solutions operating margin increased to 13.3% in 2016 from 12.5% in 2015.

•	Net income attributable to Aon shareholders was $1.4 billion, an increase of $11 million, or 1%, from 2015. Diluted earnings per share increased 6% to $5.16 in 2016 from $4.88 in 2015.

•
Cash flow provided by operating activities was $2.3 billion in 2016, an increase of $317 million, or 16%, from $2.0 billion in 2015, due primarily to an increase in underlying net income after adjusting for certain non-cash pension expenses, lower cash pension contributions, and lower cash tax payments.

•
On February 9, 2017, we entered into an agreement to sell our Benefits Administration and Business Process Outsourcing (BPO) Portfolio (the “Business”) for cash consideration of $4.3 billion payable at closing plus additional cash consideration of up to $500 million based on future performance of the Business (the “Transaction”).  The Business is within the HR Solutions segment described further below.  The completion of the Transaction is subject to customary closing conditions, and the Transaction is expected to close by the end of the second quarter of 2017.  In connection with the Transaction, we expect to implement a cost reduction program that will result in a future charge to the financial statements. We believe the cost reduction program will reduce stranded costs, create greater efficiency, and contribute towards the Company's objective of being accretive to analysts’ consensus earnings of $7.97 per share in 2018, as published by FactSet. Refer to Note 18 “Subsequent Event - Disposition of Benefits Administration and Business Process Outsourcing” of the Notes to Consolidated Financial Statements for additional details regarding the Transaction.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margins, adjusted diluted earnings per share, and free cash flow. The following is our measure of performance against these four metrics for 2016:

•
Organic revenue growth, a non-GAAP metric as defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 3% in 2016. Organic revenue growth was driven by growth across every major business in both Risk Solutions and HR Solutions. In Risk Solutions, organic revenue growth was driven by strong growth in Retail brokerage across both the Americas and International businesses, as well as modest growth in Reinsurance. In HR Solutions, organic revenue growth was primarily driven by growth in health care exchanges and in HR BPO for cloud-based solutions as well as growth in investment and communications consulting.

•
Adjusted operating margin, a non-GAAP metric as defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 20.8% for Aon overall, 24.5% for the Risk Solutions segment, and 18.4% for the HR Solutions segment in 2016. In 2015, adjusted operating margin was 20.0% for Aon overall, 23.6% for the Risk Solutions segment, and 18.1% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment primarily reflects solid organic revenue growth and return on investments in data and analytics. The increase in adjusted operating margin for the HR Solutions segment primarily reflects solid organic revenue growth and expense discipline, partially offset by lost operating income and stranded costs related to previous dispositions, as well as unfavorable impact from changes in foreign currency exchange rates.

•
Adjusted diluted earnings per share from net income attributable to Aon’s shareholders, a non-GAAP metric as defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $6.59 per share in 2016, an increase of $0.41 per share, or 7%, from $6.18 per share in 2015. The increase demonstrates solid operational performance and effective capital management, highlighted by $1.3 billion of share repurchase during 2016.

•
Free cash flow, a non-GAAP metric as defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $2.1 billion in 2016, an increase of $385 million, or 22%, from $1.7 billion in 2015. The increase in free cash flow from the prior year was driven by record cash flow from operations of $2.3 billion and a 23%, or $68 million, decrease in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
As described in Note 1 “Basis of Presentation - Revision of Previously Issued Financial Statements” of the Notes to Consolidated Financial Statements, during the fourth quarter of 2016, we identified errors that impacted the years ended December 31, 2015 and 2014. The corrections for the errors, which we have concluded are immaterial, individually and in the aggregate, to all prior-period consolidated financial statements, are reflected herein.
Summary of Results
Our consolidated results of operations follow (in millions):

Years ended December 31	2016	2015	2014
Revenue:
Commissions, fees and other	$11,605	$11,661	$12,019
Fiduciary investment income	22	21	26
Total revenue	11,627	11,682	12,045
Expenses:
Compensation and benefits	6,914	6,837	7,014
Other general expenses	2,807	2,997	3,065
Total operating expenses	9,721	9,834	10,079
Operating income	1,906	1,848	1,966
Interest income	9	14	10
Interest expense	(282)	(273)	(255)
Other income	36	100	44
Income before income taxes	1,669	1,689	1,765
Income taxes	239	267	334
Net income	1,430	1,422	1,431
Less: Net income attributable to noncontrolling interests	34	37	34
Net income attributable to Aon shareholders	$1,396	$1,385	$1,397
Consolidated Results for 2016 Compared to 2015
Revenue
Revenue decreased by $55 million, to $11.6 billion in 2016, compared to $11.7 billion in 2015. The decrease was driven by a 2% impact from unfavorable foreign exchange rates and a 2% decrease in commissions and fees related to acquisitions, net of divestitures, partially offset by organic revenue growth of 3% in the Risk Solutions segment and 3% in the HR Solutions segment. Organic revenue growth in the Risk Solutions segment was driven by solid growth across both the Americas and International businesses. Record new business generation in US Retail, as well as strength in Affinity and growth across Latin America drove organic revenue growth in the Americas. International organic revenue growth was driven by growth across every major region; including Asia, EMEA, and the Pacific, despite economic weakness in certain countries. Reinsurance organic revenue growth was driven by net new business growth in treaty placements globally and modest growth in facultative placements, partially offset by an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business. Organic revenue growth in the HR Solutions segment was driven by solid growth in both Consulting and Outsourcing. Consulting organic revenue growth was driven by retirement solutions, including investment consulting and delegated investment solutions, and communications consulting. Strong growth in health care exchanges and new client wins in HR BPO for cloud-based solutions drove organic revenue growth in Outsourcing.
Compensation and Benefits
Compensation and benefits increased $77 million, or 1%, compared to 2015. The increase was primarily driven by a $220 million increase in non-cash expense related to certain pension settlements and an increase in expense associated with 3% organic revenue growth, partially offset by a $169 million favorable impact from changes in foreign currency exchange rates and a $97 million decrease in the core expense base resulting from acquisitions, net of divestitures.
Other General Expenses
Other general expenses decreased $190 million, or 6%, compared to 2015 due primarily to a $176 million decrease in expense related to legacy litigation incurred in the prior year, a $79 million favorable impact from changes in foreign currency exchange rates, a $47 million decrease in the core expense base resulting from acquisitions, net of divestitures, and a $37 million decrease in intangible amortization, partially offset by an increase in expense to support 3% organic revenue growth and $15 million of transaction costs incurred related to portfolio repositioning activities including the Transaction.
Interest Income
Interest income represents income earned on Cash and cash equivalents and Short-term investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $5 million, or 36%, from 2015, due to marginally lower average interest rates globally.
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, increased $9 million, or 3%, from 2015. The increase in interest expense primarily reflects an increase in total debt outstanding.
Other Income
Other income decreased $64 million from $100 million in 2015 to $36 million in 2016. Other income in 2016 includes, among other things, $39 million in net gains on disposition of businesses and $13 million of equity earnings, partially offset by foreign exchange losses of $2 million and a $14 million net loss on certain financial instruments. Other income in 2015 includes $82 million in net gains on disposition of businesses, foreign exchange gains of $30 million, equity earnings of $13 million, partially offset by a $5 million net loss on certain long term investments and a $19 million loss from derivatives.
Income before Income Taxes
Income before income taxes was $1.7 billion in 2016, a decrease of $20 million, or 1%, from $1.7 billion in 2015 due to drivers identified above.
Income Taxes
The effective tax rate on net income was 14.3% in 2016 and 15.8% in 2015. The 2016 and 2015 rates reflect changes in the geographical distribution of income, the impact from certain pension settlements in the second and fourth quarters of 2016, a reduction in U.S. income resulting from the settlement of legacy litigation in the second quarter of 2015, and the impact of certain discrete items.
Net Income Attributable to Aon Shareholders
Net income increased to $1.40 billion ($5.16 diluted net income per share) in 2016, compared to $1.39 billion ($4.88 diluted net income per share) in 2015.

Consolidated Results for 2015 Compared to 2014
Revenue
Revenue decreased by $363 million, or 3%, to $11.7 billion in 2015, compared to $12.0 billion in 2014. The decrease was driven by a 6% impact from unfavorable foreign exchange rates, partially offset by organic revenue growth of 3% in the Risk Solutions segment and 4% in the HR Solutions segment. Organic revenue growth in the Risk Solutions segment was driven by solid growth across both the Americas and International businesses. Growth across all regions and product lines, including strong new business generation in US Retail, drove organic revenue growth in the Americas. International organic revenue growth in 2015 was driven by solid growth across Asia, the Pacific, and emerging markets, and strong management of the renewal book portfolio in continental Europe despite economic weakness. Reinsurance was down modestly due to an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business, which more than offset the new business growth in treaty placements globally and modest growth in facultative placements. Organic revenue growth in the HR Solutions segment was driven by solid growth in both Consulting and Outsourcing. Consulting organic revenue growth was driven by retirement solutions, including investment consulting and delegated investment solutions, and compensation consulting. Strong growth in health care exchanges, new client wins in HR BPO for cloud-based solutions, and project-related revenue in benefits administration drove organic revenue growth in Outsourcing.
Compensation and Benefits
Compensation and benefits decreased $177 million in 2015, or 3%, compared to 2014. The decrease was driven by a $432 million favorable impact from changes in foreign currency exchange rates, partially offset by $14 million increase in expenses resulting from acquisitions, net of divestitures and an increase in expense associated with 3% organic revenue growth.
Other General Expenses
Other general expenses decreased $68 million in 2015, or 2%, compared to 2014 due largely to a $166 million favorable impact from changes in foreign currency exchange rates and a $38 million decrease in intangible amortization, partially offset by a $102 million increase in expense related to legacy litigation, and an increase in expense to support 3% organic revenue growth.
Interest Income
Interest income represents income earned on Cash and cash equivalents and Short-term investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $4 million in 2015, or 40%, from 2014, due to marginally higher average interest rates globally.
Interest Expense
Interest expense, which represents the cost of our worldwide debt obligations, increased $18 million in 2015, or 7%, from 2014. The increase in interest expense primarily reflects an increase in total debt outstanding.
Other Income
Other income increased $56 million from $44 million in 2014 to $100 million in 2015. Other income in 2015 includes, among other things, $82 million in net gains on disposition of businesses, foreign exchange gains of $30 million, and equity earnings of $13 million, partially offset by a $5 million net loss on certain financial instruments and a $19 million loss from derivatives. Other income in 2014 includes $24 million in gains on disposition of businesses, foreign exchange gains of $18 million, equity earnings of $12 million, and $4 million in gains on investments, partially offset by a $19 million loss from derivatives.
Income before Income Taxes
Income before income taxes was $1.7 billion in 2015, a decrease of $76 million, or 4%, from $1.8 billion in 2014 due to drivers identified above.
Income Taxes
The effective tax rate on net income was 15.8% in 2015 and 18.9% in 2014. The 2015 and 2014 tax rates reflect changes in the geographical distribution of income, a reduction in U.S. income resulting from the settlement of a legacy litigation matter in the second quarter of 2015, and the impact of certain discrete items.
Net Income Attributable to Aon Shareholders
Net income decreased to $1.39 billion ($4.88 diluted net income per share) in 2015, compared to $1.4 billion ($4.66 diluted net income per share) in 2014.

Non-GAAP Metrics
In our discussion of operating results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth is a non-GAAP measure that includes the impact of intersegment and intrasegment activity and excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items. Supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliations of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, have been provided under the “Review by Segment” caption below.
Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margin excludes the impact of certain items, including intangible asset amortization and certain pension settlements, transaction costs, and litigation settlements, because we do not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentage data):

Year Ended December 31, 2016	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,627	$7,485	$4,183
Operating income — U.S. GAAP	$1,906	$1,587	$557
Intangible asset amortization	277	105	172
Pension settlements	220	144	26
Transaction costs	$15	$—	$15
Operating income — as adjusted	$2,418	$1,836	$770
Operating margins — U.S. GAAP	16.4%	21.2%	13.3%
Operating margins — as adjusted	20.8%	24.5%	18.4%

Year Ended December 31, 2015	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$11,682	$7,426	$4,303
Operating income — U.S. GAAP	$1,848	$1,506	$536
Intangible asset amortization	314	109	205
Legacy litigation	176	137	39
Operating income — as adjusted	$2,338	$1,752	$780
Operating margins — U.S. GAAP	15.8%	20.3%	12.5%
Operating margins — as adjusted	20.0%	23.6%	18.1%

Year Ended December 31, 2014	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$12,045	$7,834	$4,264
Operating income — U.S. GAAP	$1,966	$1,648	$485
Intangible asset amortization	352	109	243
Legacy litigation	35	35	—
Operating income — as adjusted	$2,353	$1,792	$728
Operating margins — U.S. GAAP	16.3%	21.0%	11.4%
Operating margins — as adjusted	19.5%	22.9%	17.1%

(1)Includes unallocated expenses and the elimination of intersegment revenue.
Adjusted Diluted Earnings per Share
We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of intangible asset amortization and certain pension settlements, transaction costs, and litigation settlements, along with related income taxes because we do not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
The effective tax rates used in the U.S. GAAP financial statements were 14.3% and 15.8% for the twelve months ended December 31, 2016 and 2015, respectively. Excluded items are generally taxed at the effective tax rate. However, after adjusting the underlying annual tax rate to exclude the impact associated with certain non-cash pension settlements in the second and fourth quarters of 2016 and expenses for legacy litigation in the second quarter of 2015, the adjusted effective tax rates for the full years 2016 and 2015 were 16.8% and 17.9%, respectively.

Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions, except per share data):

Year Ended December 31, 2016	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,906	$512	$2,418
Interest income	9	—	9
Interest expense	(282)	—	(282)
Other income	36	—	36
Income before income taxes	1,669	512	2,181
Income taxes	239	128	367
Net income	1,430	384	1,814
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,396	$384	$1,780
Diluted earnings per share	$5.16	$1.43	$6.59
Weighted average ordinary shares outstanding — diluted	270.3		270.3

Year Ended December 31, 2015	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,848	$490	$2,338
Interest income	14	—	14
Interest expense	(273)	—	(273)
Other income	100	—	100
Income before income taxes	1,689	490	2,179
Income taxes	267	122	389
Net income	1,422	368	1,790
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,385	$368	$1,753
Diluted earnings per share	$4.88	$1.30	$6.18
Weighted average ordinary shares outstanding — diluted	283.8		283.8

Year Ended December 31, 2014	U.S. GAAP	Adjustments	As Adjusted
Operating income	$1,966	$387	$2,353
Interest income	10	—	10
Interest expense	(255)	—	(255)
Other income	44	—	44
Income before income taxes	1,765	387	2,152
Income taxes	334	73	407
Net income	1,431	314	1,745
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,397	$314	$1,711
Diluted earnings per share	$4.66	$1.05	$5.71
Weighted average ordinary shares outstanding — diluted	299.6		299.6
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

A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31	2016	2015	2014
Cash flow provided by operating activities - U.S. GAAP	$2,326	$2,009	$1,812
Less: Capital expenditures	(222)	(290)	(256)
Free cash flow	$2,104	$1,719	$1,556
Impact of Foreign Currency Exchange Rate Fluctuations
We conduct business in more than 120 countries, and, because of this, foreign currency exchange rate fluctuations have a significant impact on our business. Foreign currency exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rate fluctuations on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the last year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a favorable impact of $0.01 on diluted earnings per share during the year ended December 31, 2016; currency fluctuations had unfavorable impacts of $0.38 and $0.11 on diluted earnings per share in the years ended 2015 and 2014, respectively, when prior year results were translated at rates prevalent in those years. Currency fluctuations had unfavorable impacts of $0.01, $0.41, and $0.11 on diluted earnings per share in the years ended December 31, 2016, 2015, and 2014, respectively, when prior year results were translated at rates prevalent in those years. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements and Notes thereto.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flow from operations, available cash reserves, committed credit facilities, and debt capacity available through public debt markets, both short and long-term. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, pension contributions, and shareholder dividends. We believe that cash flows from operations and available debt financing will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds generally cannot be used for general corporate purposes and are not a source of liquidity.
Cash and cash equivalents and Short-term investments decreased $19 million to $721 million in 2016 as compared to 2015. During 2016, cash flow from operating activities increased $317 million to $2.3 billion. Additional sources of funds in 2016 included proceeds from the sale of businesses of $107 million and issuances of debt, net of repayments of $522 million. The primary uses of funds in 2016 included share repurchases of $1.3 billion, acquisitions of businesses of $879 million, dividends to shareholders of $345 million, and capital expenditures of $222 million.
To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we endeavor to manage our obligations to ensure we maintain our current investment grade ratings. At December 31, 2016, we had no borrowings on these credit lines.
Operating Activities
Net cash provided by operating activities during 2016 increased $317 million in 2015, or 16%, to $2.3 billion.  This amount represents net income reported by the Company, as adjusted for gains or losses on sales of businesses, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.  The increase from the prior year was primarily driven by net income, as adjusted for non-cash charges, and reductions in pension contributions.

Pension contributions were $123 million during 2016 compared to $194 million during 2015.  In 2017, we expect to contribute approximately $185 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
We expect cash generated by operations for 2016 to be sufficient to service our debt and contractual obligations, finance capital expenditures, purchases shares under our share repurchase program, and pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available at December 31, 2016, and can access these facilities on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash used for investing activities in 2016 was $954 million. The primary drivers of the cash used for investing activities were $879 million for acquisitions of businesses, net of cash acquired, $222 million for capital expenditures, and $21 million of net purchases of long-term investments, partially offset by $107 million of sale of businesses and $61 million of net sales of short-term investments.
Cash used for investing activities in 2015 was $138 million. The primary drivers of the cash flow used for investing activities were $290 million for capital expenditures, $46 million of net purchases of long-term investments, and $16 million for acquisitions of businesses, net of cash acquired, partially offset by sales of businesses of $205 million and net sales of short-term investments of $9 million.
Cash used for investing activities in 2014 was $545 million. The primary drivers of the cash used for investing activities were $479 million for acquisitions of businesses, net of cash acquired, and $256 million for capital expenditures, partially offset by net sales of long-term investments, sale of businesses of $48 million, and net sales of short-term investments of $32 million.
Financing Activities
Cash used for financing activities during 2016 was $1.3 billion. The primary drivers of the cash used for financing activities were share repurchases of $1.3 billion, dividends paid to shareholders of $345 million, and net cash payments of $129 million related to issuance of shares, partially offset by issuances of debt, net of repayments, of $522 million.
Cash used for financing activities during 2015 was $1.7 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $1.6 billion, dividends paid to shareholders of $323 million, and net cash payments of $30 million related to issuance of shares, partially offset by issuances of debt, net of repayments, of $253 million.
Cash used for financing activities during 2014 was $1.3 billion. The primary drivers of the cash flow used for financing activities were share repurchases of $2.3 billion, dividends paid to shareholders of $273 million, and issuance of shares for employee benefit plans of $105 million, partially offset by issuances of debt, net of repayments, of $1.3 billion.
Cash and Short-Term Investments
At December 31, 2016, our Cash and cash equivalents and Short-term investments were $721 million, a decrease of $19 million from December 31, 2015, primarily related to share repurchases of $1.3 billion, payments for the acquisition of businesses of $879 million, cash dividends of $345 million, capital expenditures of $222 million, and cash contributions to our major defined benefit plans of $123 million, partially offset by $2.3 billion in Cash flow from operating activities, the net issuances of debt of $522 million, and proceeds for the sale of businesses of $107 million. Of the total balance as of December 31, 2016, $82 million was restricted as to its use, which was comprised of $53 million of operating funds in the U.K., as required by the FCA, and $29 million held as collateral for various business purposes. At December 31, 2016, $1.9 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.2 billion were held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact. We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At December 31, 2016 and 2015, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
At December 31, 2015, our Cash and cash equivalents and Short-term investments were $740 million, a decrease of $28 million from December 31, 2014, primarily related to share repurchases of $1.6 billion and dividends to shareholders of $323 million, partially offset by $2.0 billion in Cash flow from operating activities and the net issuances of debt of $253 million. Of the total balance as of December 31, 2015, $105 million was restricted as to its use, which was comprised of $65 million of operating funds in the U.K., as required by the FCA, and $40 million held as collateral for various business purposes. At

December 31, 2015, $2.6 billion of Cash and cash equivalents and Short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.9 billion were held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and from the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and short-term investments of $3.8 billion and $3.4 billion at December 31, 2016 and December 31, 2015, respectively, and fiduciary receivables of $5.7 billion and $6.5 billion at December 31, 2016 and 2015, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
As disclosed in Note 13 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
As of December 31, 2016, our investments in money market funds had a fair value of $1.4 billion and are reported as Short-term investments or Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.
The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents and Short-term investments as of December 31, 2016 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$431	$—	$2,735	$3,166
Money market funds	—	290	1,081	1,371
Other investments due within one year	—	—	—	—
Cash and investments	431	290	3,816	4,537
Fiduciary receivables	—	—	5,669	5,669
Total	$431	$290	$9,485	$10,206
Share Repurchase Program
In April 2012, our Board of Directors authorized a share repurchase program (the “2012 Share Repurchase Program”) under which up to $5.0 billion of Class A Ordinary Shares may be repurchased. In November 2014, our Board of Directors authorized a share repurchase program (“the 2014 Share Repurchase Program” and together with the 2012 Share Repurchase Program, the “Share Repurchase Programs”) pursuant to which an additional $5.0 billion may be repurchased, in addition to the $5.0 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program. In February 2017, the Board of Directors authorized a $5.0 billion increase to the then existing remaining authorization under its share repurchase program.  Under each Share Repurchase Program, shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, funded from available capital.
During 2016, the Company repurchased 12.2 million shares at an average price per share of $102.66, for a total cost of $1.3 billion. The Company recorded an additional $6 million of costs associated with the repurchase to retained earnings during 2016. During 2015, the Company repurchased 16.0 million shares at an average price per share of $97.04 for a total cost of $1.6 billion. In August 2015, the $5.0 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted.
At December 31, 2016, and without giving effect to the increase in February 2017, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program was $2.8 billion. Under the Repurchase Programs, the Company has repurchased a total of 90.2 million shares for an aggregate cost of $7.2 billion through December 31, 2016.

For information regarding share repurchases made during the fourth quarter of 2016, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” as previously described.
Dividends
During 2016, 2015, and 2014, we paid dividends on our Class A Ordinary Shares of $345 million, $323 million, and $273 million, respectively. Dividends paid per Class A Ordinary Share were $1.29, $1.15, and $0.92 for the years ended December 31, 2016, 2015, and 2014, respectively.
Distributable Reserves
As a U.K. incorporated company, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2016 and 2015, we had distributable reserves in excess of $1.6 billion and $2.1 billion, respectively. We believe that we will have sufficient distributable reserves to fund share repurchases and shareholder dividends for the foreseeable future.
Borrowings
Total debt at December 31, 2016 was $6.2 billion, which represents an increase of $505 million compared to December 31, 2015. This increase is primarily due to issuances of debt, net of repayments, of $522 million, including a net increase in commercial paper outstanding of $279 million compared to December 31, 2015.
On May 27, 2016, $500 million of 3.125% Senior Notes due May 2016 issued by Aon Corporation matured and were repaid in full.
On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.
Credit Facilities
As of December 31, 2016, we had two committed credit facilities outstanding: our $400 million U.S. credit facility expiring in March 2017 (the “2017 Facility”) and our $900 million multi-currency U.S. credit facility originally expiring in February 2020. Effective February 2, 2016, the $900 million multi-currency U.S. credit facility terms were extended for one year and will now expire on February 2, 2021 (the “2021 Facility”). Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  We intend to let the 2017 facility expire, but may obtain additional committed credit facilities in the future. At December 31, 2016, we did not have borrowings under either the 2017 Facility or the 2021 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2016.
Our total debt-to-EBITDA ratio at December 31, 2016 and 2015, is calculated as follows (in millions, except ratio):

Years Ended December 31	2016	2015
Net income	$1,430	$1,422
Interest expense	282	273
Income taxes	239	267
Depreciation of fixed assets	232	229
Amortization of intangible assets	277	314
Total EBITDA	$2,460	$2,505
Total Debt	$6,205	$5,700
Total debt-to-EBITDA ratio	2.5	2.3
We use EBITDA, as defined by our financial covenants, as a non-GAAP measure. This supplemental information related to EBITDA represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.

Shelf Registration Statement
On September 3, 2015, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of debt securities, preference shares, Class A Ordinary Shares, and convertible securities, among other securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at February 23, 2017 appear in the table below.

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
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $90 million at December 31, 2016, compared to $58 million at December 31, 2015. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at December 31, 2016, compared to $104 million at December 31, 2015.
Other Liquidity Matters
We do not have exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See Item 1, “Information Concerning Forward-Looking Statements,” and Item 1A, “Risk Factors.”
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2016 (in millions):

	Payments due in
	2017	2018 – 2019	2020 – 2021	2022 and beyond	Total
Principal payments on debt	$336	$278	$1,000	$4,700	$6,314
Interest payments on debt	271	522	479	2,570	3,842
Operating leases	355	600	451	696	2,102
Pension and other postretirement benefit plans	189	485	396	1,023	2,093
Purchase obligations	410	405	133	12	960
Total	$1,561	$2,290	$2,459	$9,001	$15,311
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to ERISA and other regulations and minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.

In 2013, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute an average of $11 million per year to that pension plan for the next three years. We are currently negotiating the 2016 valuation, which will determine the required cash contributions for the next three years. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2016, the estimated winding-up deficit was £175 million ($215 million at December 31, 2016 exchange rates). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services or other service contracts. Purchase obligations exclude $278 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when potential cash settlements will be made.
Financial Condition
At December 31, 2016, our net assets were $5.5 billion, representing total assets minus total liabilities, a decrease from $6.1 billion as revised for December 31, 2015 (see Note 1 “Basis of Presentation - Revision of Previously Issued Financial Statements” of the Notes to Consolidated Financial Statements for details on the revision of previously issued financial statements). The decrease was due primarily to share repurchases of $1.3 billion, dividends to shareholders of $345 million, and an increase in Accumulated other comprehensive loss of $489 million related primarily to foreign currency translation, partially offset by Net income of $1.4 billion for the year ended December 31, 2016. Working capital increased by $171 million from $480 million at December 31, 2015 to $651 million at December 31, 2016.
Accumulated other comprehensive loss increased $489 million at December 31, 2016 as compared to December 31, 2015, which was primarily driven by negative net foreign currency translation adjustments of $493 million, which are attributable to the strengthening of the U.S. dollar against certain foreign currencies, a decrease of $16 million in net post-retirement benefit obligations, and net financial instrument losses of $12 million.
REVIEW BY SEGMENT
Overview
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

Risk Solutions

Years ended December 31 (millions, except percentage data)	2016	2015	2014
Revenue	$7,485	$7,426	$7,834
Operating income	$1,587	$1,506	$1,648
Operating margin	21.2%	20.3%	21.0%
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue, and asset values. During 2016, pricing was modestly negative on average globally, and we still consider this a “soft market.” In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.
Continuing through 2016, we faced difficult conditions as a result of continued weakness in the global economy, and the repricing of credit risk. Weak economic conditions in many markets around the globe have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 64% of our consolidated total revenues in 2016. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.
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
Revenue
Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

Years ended December 31	2016	2015	2014
Retail brokerage:
Americas	$3,357	$3,294	$3,288
International (1)	2,739	2,750	3,046
Total retail brokerage	6,096	6,044	6,334
Reinsurance brokerage	1,367	1,361	1,474
Total	$7,463	$7,405	$7,808

(1)	Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
In 2016, Commissions, fees and other revenue increased $58 million, or 1%, compared to 2015 due to 3% organic revenue growth, partially offset by a 2% unfavorable impact from foreign currency exchange rates.
Reconciliation of organic revenue growth to reported Commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth
Retail brokerage:
Americas	2%	(2)%	—%	4%
International (1)	—	(3)	—	3
Total retail brokerage	1	(3)	—	4
Reinsurance brokerage	—	(1)	—	1
Total	1%	(2)%	—%	3%

(1)	Includes the U.K., Europe, Middle East, Africa and Asia Pacific.
Retail brokerage Commissions, fees and other revenue increased 1% in 2016 as compared to 2015, driven by 4% organic revenue growth, reflecting revenue growth in both the Americas and International businesses, partially offset by a 3% unfavorable impact from foreign currency exchange rates.
Americas Commissions, fees and other revenue increased 2% in 2016 as compared to 2015, reflecting 4% organic revenue growth driven by record new business generation in U.S. Retail and strength in Affinity and Latin America, offset by a 2% impact from unfavorable foreign currency exchange rates.
International Commissions, fees and other revenue was flat in 2016, as 3% organic revenue growth, driven by solid growth across every major region; including Asia, EMEA, and the Pacific, despite economic weakness in certain countries, was offset by a 3% impact from unfavorable foreign currency exchange rates.

Reinsurance Commissions, fees and other revenue was flat in 2016 as compared to 2015, as 1% organic revenue growth was offset by a 1% impact from unfavorable foreign currency exchange rates. Organic revenue growth for 2016 was driven by net new business growth in treaty placements globally and modest growth in facultative placements, partially offset by an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business.
Operating Income
Operating income increased $81 million, or 5%, from 2015 to $1.6 billion in 2016. In 2016, operating income margins in this segment were 21.2%, an increase of 90 basis points from 20.3% in 2015. The increase in operating margin was driven by solid organic revenue growth and returns on investments in data and analytics across the portfolio, as well as a decrease in expense related to certain legacy litigation in the prior year.
HR Solutions

Years ended December 31 (millions, except percentage data)	2016	2015	2014
Revenue	$4,183	$4,303	$4,264
Operating income	$557	$536	$485
Operating margin	13.3%	12.5%	11.4%
Our HR Solutions segment generated approximately 36% of our consolidated total revenues in 2016 and provides a broad range of human capital services, as follows:

•	Retirement specializes in global actuarial services, defined contribution consulting, tax and ERISA consulting, and pension administration.

•
Compensation focuses on compensatory advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies, and sales force effectiveness, with special expertise in the financial services and technology industries.

•
Strategic Human Capital delivers advice to complex global organizations on talent, change, and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training, and change management.

•
Investment consulting advises public and private companies, other institutions, and trustees on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments, and foundations.

•
Benefits Administration applies our human resource expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

•
Exchanges builds and operates healthcare exchanges to provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

•
Human Resource Business Processing Outsourcing provides market-leading solutions to manage employee data; administers benefits, payroll and other human resources processes; and records and manages talent, workforce and other core human resource process transactions as well as other complementary services such as flexible spending, dependent audit, and participant advocacy.

Revenue
Commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2016	2015	2014
Consulting services	$1,662	$1,686	$1,700
Outsourcing	2,557	2,658	2,607
Intersegment	(36)	(41)	(43)
Total	$4,183	$4,303	$4,264
Commissions, fees and other revenue for HR Solutions decreased $120 million, or 3%, in 2016 compared to 2015 due to a 4% decrease in commissions and fees resulting from net divestitures and a 2% impact from unfavorable foreign currency exchange rates, partially offset by 3% organic revenue growth in commissions and fees.
Reconciliation of organic revenue growth to reported Commissions, fees and other revenue growth for 2016 versus 2015 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth
Consulting services	(1)%	(3)%	—%	2%
Outsourcing	(4)%	(1)%	(7)%	4%
Total	(3)%	(2)%	(4)%	3%
Consulting services revenue decreased $24 million, or 1% in 2016 as compared to 2015, due primarily to a 3% impact from unfavorable foreign currency exchange rates, partially offset by organic revenue growth of 2% driven by strong growth in retirement solutions, including investment consulting and delegated investment solutions, as well as communications consulting.
Outsourcing revenue decreased $101 million, or 4% in 2016 as compared to 2015, due to a 7% decrease in commissions and fees resulting from net divestitures and a 1% impact from unfavorable foreign currency exchange rates, which more than offset 4% organic revenue growth driven by strong growth in health care exchanges and new client wins in HR BPO for cloud-based solutions, partially offset by a modest decline in benefits administration.
Operating Income
Operating income was $557 million in 2016, an increase of $21 million, or 4%, from 2015. Margins in this segment for 2016 were 13.3%, an increase of 80 basis points from 12.5% in 2015. Operating margin improvement was driven by solid organic revenue growth and expense discipline, partially offset by lost operating income and stranded costs related to previous dispositions, as well as unfavorable foreign currency translation.
Unallocated Income and Expense
A reconciliation of our operating income to income before income taxes is as follows (in millions):

Years ended December 31	2016	2015	2014
Operating income (loss):
Risk Solutions	$1,587	$1,506	$1,648
HR Solutions	557	536	485
Unallocated expense	(238)	(194)	(167)
Operating income	1,906	1,848	1,966
Interest income	9	14	10
Interest expense	(282)	(273)	(255)
Other income	36	100	44
Income before income taxes	$1,669	$1,689	$1,765
Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses increased $44 million to $238 million in 2016 compared to $194 million in 2015 due primarily to $50 million of non-cash expenses related to certain pension settlements.

Interest income, Interest expense, and Other income and its components are discussed in Management’s Discussion of Financial Condition and Results of Operations - Review of Consolidated Results.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we make estimates, assumptions, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Consolidated Financial Statements.
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
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project, or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from healthcare exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. Our outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing (“HR BPO”) services. We recognize revenues as services are performed, assuming all four criteria to recognize revenue have been met. We may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with our long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on our systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental, and direct costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada and are closed to new entrants. We have ceased crediting future benefits relating to salary and service for our U.S., U.K., Netherlands and Canadian plans to the extent statutorily permitted.
Beginning for 2016 expense, we elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension and post-retirement benefit cost for our major pension and other post-retirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, we estimated these components of net periodic pension and post-retirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period.
Recognition of gains and losses and prior service
Certain changes in the value of the obligation and in the value of plan assets, which may occur due to various factors such as changes in the discount rate and actuarial assumptions, actual demographic experience, and/or plan asset performance are not immediately recognized in net income. Such changes are recognized in Other comprehensive income and are amortized into net income as part of the net periodic benefit cost.
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
As of December 31, 2016, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2017 amortization of loss by country (millions, except amortization period):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,256	$1,618	$394
Amortization period	9 - 31	7 - 26	14 - 40
Estimated 2017 amortization of loss	$30	$52	$11
The unrecognized prior service cost (credit) at December 31, 2016 was $6 million, $19 million, and $(6) million in the U.S., U.K. and other plans, respectively.
For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2016, the market-related value of assets was $1.8 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2016, the fair value of plan assets was $1.7 billion.
Our non-U.S. plans use fair value to determine expected return on assets.
Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix as of December 31, 2016:

	U.K.	U.S.	Other
Expected return	3.36%	7.88%	2.68 - 5.15%
In determining the expected rate of return for the plan assets, we analyze investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. In particular, we survey multiple third-party financial institutions and consultants to obtain long-term expected returns on each asset class, considered historical performance data by asset class over long periods, and weighted the expected returns for each asset class by target asset allocations of the plans.
The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The investment policy for U.K. and non-U.S. pension plans is generally determined by the plans’ trustees. Because there are several pension plans maintained in the U.K. and non-U.S. category, our target allocation presents a range of the target allocation of each plan. Further, target allocations are subject to change.

Impact of changing economic assumptions
Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.
Holding all other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated discount rate would have on our projected benefit obligation at December 31, 2016 (in millions):

Estimated liability discount rate Increase (decrease) in projected benefit obligation of December 31, 2016 (1)	25 Basis Point Change in Discount Rate
	Increase	Decrease
U.K. plans	$(226)	$237
U.S. plans	(83)	87
Other plans	(53)	56

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated discount rate would have on our estimated 2017 pension expense (in millions):

	25 Basis Point Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(4)	$4
U.S. plans	1	(1)
Other plans	—	—
Holding other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2017 pension expense (in millions):

	25 Basis Point Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(14)	$14
U.S. plans	(4)	4
Other plans	(3)	3
Estimated future contributions
We estimate contributions of approximately $185 million to our pension plans in 2017 as compared with $123 million in 2016.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer related and contract based, or technology and other.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In the fourth quarter, we also test the acquired tradenames (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2016 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.

We perform impairment reviews at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.
The goodwill impairment test is initially a qualitative analysis to determine if it is “more likely than not” that the fair value of each reporting unit exceeds the carrying value, including goodwill, of the corresponding reporting unit. If the “more likely than not” threshold is not met, then the goodwill impairment test becomes a two-step analysis. Step One requires the fair value of each reporting unit to be compared to its book value. Management must apply judgment in determining the estimated fair value of the reporting units. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill and trademarks are deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.
In determining the fair value of our reporting units, we use a discounted cash flow (“DCF”) model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2016 and 2015, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2016. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
Restricted Share Units
Restricted share units (“RSUs”) are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable.

Performance Share Awards
Performance share awards (“PSAs”) are performance-based awards for which vesting is dependent on the achievement of certain objectives. Such objectives may be made on a personal, group or company level. We estimate the fair value of the awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.
Compensation cost is recognized over the performance period. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.
The largest performance-based share-based payment award plan is the Leadership Performance Plan (“LPP”), which has a three-year performance period. The 2014 to 2016 performance period ended on December 31, 2016, the 2013 to 2015 performance period ended on December 31, 2015 and the 2012 to 2014 performance period ended on December 31, 2014. The LPP currently has two open performance periods: 2015 to 2017 and 2016 to 2018. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2016 expense by approximately $8.1 million, while a 10% downward adjustment would have decreased our expense by approximately $8.1 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.
Income Taxes
We earn income in numerous countries and this income is subject to the laws of taxing jurisdictions within those countries.
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. In this assessment, significant weight is given to evidence that can be objectively verified.
We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a “more likely than not” determination. We have not recognized a deferred tax liability for permanently reinvested earnings of certain subsidiaries. Additional income taxes could be recorded (or incurred) if we change our investment strategy relating to these subsidiaries, which could materially affect our future effective tax rate.
We base the carrying values of liabilities and assets for income taxes currently payable and receivable on management’s interpretation of applicable tax laws, and incorporate management’s assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, and the Indian rupee. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.

Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars and euros, but most of their expenses are incurred in British pounds. At December 31, 2016, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to both U.S. dollar and Euro transactions for the years ending December 31, 2017 and 2018, respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $32 million and $18 million at December 31, 2017 and 2018 respectively.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the North America, continental Europe, and the Asia Pacific region. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $41 million to both 2017 and 2018 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $41 million to both 2017 and 2018 pretax income, respectively.
We have long-term debt outstanding with a fair market value of $6.3 billion and $5.4 billion at December 31, 2016 and 2015, respectively. This fair value was greater than the carrying value by $0.4 billion at December 31, 2016, and $0.2 billion greater than the carrying value at December 31, 2015. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 8% or an increase of 9%, respectively, at December 31, 2016.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc
We have audited the accompanying consolidated statements of financial position of Aon plc as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of Aon plc’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon plc at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

Chicago, Illinois
February 23, 2017

Aon plc
Consolidated Statements of Income

	Years ended December 31
(millions, except per share data)	2016	2015	2014
Revenue
Commissions, fees and other	$11,605	$11,661	$12,019
Fiduciary investment income	22	21	26
Total revenue	11,627	11,682	12,045
Expenses
Compensation and benefits	6,914	6,837	7,014
Other general expenses	2,807	2,997	3,065
Total operating expenses	9,721	9,834	10,079
Operating income	1,906	1,848	1,966
Interest income	9	14	10
Interest expense	(282)	(273)	(255)
Other income	36	100	44
Income before income taxes	1,669	1,689	1,765
Income taxes	239	267	334
Net income	1,430	1,422	1,431
Less: Net income attributable to noncontrolling interests	34	37	34
Net income attributable to Aon shareholders	$1,396	$1,385	$1,397
Basic net income per share attributable to Aon shareholders	$5.21	$4.93	$4.73
Diluted net income per share attributable to Aon shareholders	$5.16	$4.88	$4.66
Cash dividends per share paid on ordinary shares	$1.29	$1.15	$0.92
Weighted average ordinary shares outstanding - basic	268.1	280.8	295.5
Weighted average ordinary shares outstanding - diluted	270.3	283.8	299.6
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2016	2015	2014
Net income	$1,430	$1,422	$1,431
Less: Net income attributable to noncontrolling interests	34	37	34
Net income attributable to Aon shareholders	$1,396	$1,385	$1,397
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(12)	(8)	4
Foreign currency translation adjustments	(495)	(442)	(507)
Post-retirement benefit obligation	16	155	(260)
Total other comprehensive loss	(491)	(295)	(763)
Less: Other comprehensive loss attributable to noncontrolling interests	(2)	(6)	(3)
Total other comprehensive loss attributable to Aon shareholders	(489)	(289)	(760)
Comprehensive income attributable to Aon shareholders	$907	$1,096	$637
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2016	2015
		(As Revised)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$431	$384
Short-term investments	290	356
Receivables, net	2,589	2,564
Fiduciary assets	9,485	9,932
Other current assets	351	329
Total Current Assets	13,146	13,565
Goodwill	8,747	8,448
Intangible assets, net	2,223	2,180
Fixed assets, net	765	765
Deferred tax assets	322	300
Prepaid pension	858	1,033
Other non-current assets	554	592
TOTAL ASSETS	$26,615	$26,883
LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,801	$1,772
Short-term debt and current portion of long-term debt	336	562
Fiduciary liabilities	9,485	9,932
Other current liabilities	873	819
Total Current Liabilities	12,495	13,085
Long-term debt	5,869	5,138
Deferred tax liabilities	101	37
Pension, other post retirement, and post employment liabilities	1,774	1,795
Other non-current liabilities	844	769
TOTAL LIABILITIES	21,083	20,824
EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2016 - 262.0; 2015 - 269.8)	3	3
Additional paid-in capital	5,577	5,409
Retained earnings	3,807	4,013
Accumulated other comprehensive loss	(3,912)	(3,423)
TOTAL AON SHAREHOLDERS' EQUITY	5,475	6,002
Noncontrolling interests	57	57
TOTAL EQUITY	5,532	6,059
TOTAL LIABILITIES AND EQUITY	$26,615	$26,883
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total
			(As Revised)
Balance at January 1, 2014	300.7	$4,788	$5,627	$(2,374)	$50	8,091
Net income	—	—	1,397	—	34	1,431
Shares issued — employee benefit plans	0.4	26	—	—	—	26
Shares issued — employee compensation	4.7	(131)	—	—	—	(131)
Shares purchased	(25.8)	—	(2,250)	—	—	(2,250)
Tax benefit — employee benefit plans	—	89	—	—	—	89
Share-based compensation expense	—	328	—	—	—	328
Dividends to shareholders	—	—	(273)	—	—	(273)
Net change in fair value of financial instruments	—	—	—	4	—	4
Net foreign currency translation adjustments	—	—	—	(504)	(3)	(507)
Net post-retirement benefit obligation	—	—	—	(260)	—	(260)
Net sales of subsidiary shares to noncontrolling interests	—	—	—	—	3	3
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(24)	(24)
Balance at December 31, 2014	280.0	5,100	4,501	(3,134)	60	6,527
Net income	—	—	1,385	—	37	1,422
Shares issued — employee benefit plans	0.5	33	—	—	—	33
Shares issued — employee compensation	5.3	(188)	—	—	—	(188)
Shares purchased	(16.0)	—	(1,550)	—	—	(1,550)
Tax benefit — employee benefit plans	—	126	—	—	—	126
Share-based compensation expense	—	340	—	—	—	340
Dividends to shareholders	—	—	(323)	—	—	(323)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(436)	(6)	(442)
Net post-retirement benefit obligation	—	—	—	155	—	155
Net purchases of shares from noncontrolling interests	—	1	—	—	(7)	(6)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(27)	(27)
Balance at December 31, 2015	269.8	5,412	4,013	(3,423)	57	6,059
Net income	—	—	1,396	—	34	1,430
Shares issued — employee benefit plans	0.7	49	—	—	—	49
Shares issued — employee compensation	3.6	(174)	—	—	—	(174)
Shares purchased	(12.1)	—	(1,257)	—	—	(1,257)
Tax benefit — employee benefit plans	—	(4)	—	—	—	(4)
Share-based compensation expense	—	331	—	—	—	331
Dividends to shareholders	—	—	(345)	—	—	(345)
Net change in fair value of financial instruments	—	—	—	(12)	—	(12)
Net foreign currency translation adjustments	—	—	—	(493)	(2)	(495)
Net post-retirement benefit obligation	—	—	—	16	—	16
Net purchases of shares from noncontrolling interests	—	(34)	—	—	(4)	(38)
Dividends paid to noncontrolling interests on subsidiary common stock	—		—	—	(28)	(28)
Balance at December 31, 2016	262.0	$5,580	$3,807	$(3,912)	$57	$5,532
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years ended December 31
(millions)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,430	$1,422	$1,431
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments, net	(39)	(81)	(44)
Depreciation of fixed assets	232	229	242
Amortization of intangible assets	277	314	352
Share-based compensation expense	331	340	328
Deferred income taxes	(24)	(223)	(135)
Change in assets and liabilities:
Fiduciary receivables	594	599	(19)
Short-term investments — funds held on behalf of clients	(598)	350	(403)
Fiduciary liabilities	4	(949)	422
Receivables, net	(86)	(83)	(25)
Accounts payable and accrued liabilities	64	87	4
Current income taxes	49	116	42
Pension, other post-retirement and other post-employment liabilities	42	(230)	(340)
Other assets and liabilities	50	118	(43)
CASH PROVIDED BY OPERATING ACTIVITIES	2,326	2,009	1,812
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	43	220	52
Payments for investments	(64)	(266)	(20)
Net sales (purchases) of short-term investments — non-fiduciary	61	9	110
Acquisition of businesses, net of cash acquired	(879)	(16)	(479)
Proceeds from sale of businesses	107	205	48
Capital expenditures	(222)	(290)	(256)
CASH USED FOR INVESTING ACTIVITIES	(954)	(138)	(545)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,257)	(1,550)	(2,250)
Issuance of shares for employee benefit plans	(129)	(30)	(105)
Issuance of debt	3,467	5,351	5,239
Repayment of debt	(2,945)	(5,098)	(3,918)
Cash dividends to shareholders	(345)	(323)	(273)
Noncontrolling interests and other financing activities	(77)	(39)	4
CASH USED FOR FINANCING ACTIVITIES	(1,286)	(1,689)	(1,303)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(39)	(172)	(67)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47	10	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	384	374	477
CASH AND CASH EQUIVALENTS AT END OF YEAR	$431	$384	$374
Supplemental disclosures:
Interest paid	$272	$254	$245
Income taxes paid, net of refunds	218	249	337
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). All intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Revision of Previously Issued Financial Statements
During the fourth quarter of 2016, the Company identified errors related to the recognition of revenue for certain brokerage fee arrangements, specifically the consideration for certain arrangements covering multiple insurance placements was not appropriately allocated to each individual placement.
Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were immaterial, individually and in the aggregate, to the Consolidated Statements of Financial Position, Consolidated Statements of Income, or Consolidated Statements of Cash Flows as presented in the Company’s quarterly and annual financial statements previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. While Aon concluded that the errors were immaterial to each of the prior reporting periods affected, the Company further concluded that correcting the errors cumulatively in fiscal year 2016 would materially misstate the Consolidated Statement of Income for the year ended December 31, 2016. As a result, amendment of such reports is not required.
In preparing the Company’s Consolidated Financial Statements for the year ended December 31, 2016, the Company made appropriate revisions to its financial statements for historical periods. Such changes are reflected for the years ended December 31, 2015 and 2014, included in these financial statements, and will also be reflected in the historical periods included in the Company’s subsequent quarterly and annual consolidated financial statements.
The impact to the Consolidated Statements of Financial Position was a decrease of $170 million to Receivables, net, an increase of $66 million to Deferred tax assets, and a decrease of $104 million to Retained earnings in all periods presented. The impact to the full year Consolidated Statements of Income and Consolidated Statements of Comprehensive Income was de minimis in all periods presented. and therefore remains unchanged. There was no impact to the full year cash provided by operating activities in the Consolidated Statements of Cash Flows.
The impact to the Consolidated Statements of Cash Flows previously filed in unaudited Quarterly Reports on Form 10-Q is as follows (in millions):

	Q1 2016			Q2 2016			Q3 2016
(Unaudited)	As Reported	Effect of Change(1)	As Revised	As Reported	Effect of Change(1)	As Revised	As Reported	Effect of Change(1)	As Revised
Net Income	$327	$10	$337	$607	$38	$645	$921	$50	$971
Change in assets and liabilities:
Receivables, net	110	(13)	97	175	(47)	128	289	(61)	228
Other assets and liabilities	$69	$3	$72	$56	$9	$65	$83	$11	$94

(1)	No net impact to Cash Provided by Operating Activities.
Refer to Note 17 “Quarterly Financial Data” for the impact to the Company’s Condensed Consolidated Statements of Income previously filed in Quarterly Reports on Form 10-Q.
Reclassification
Certain amounts in prior years’ Consolidated Financial Statements and related notes have been reclassified to conform to the 2016 presentation.
In prior periods, cash outflows from Restructuring activities were shown as a separate line item within Cash Flows From Operating Activities in the Consolidated Statements of Cash Flows. Beginning in 2016, these amounts are disclosed as a component of the change in Other assets and liabilities within Cash Flows From Operating Activities in the Consolidated Statements of Cash Flows. Cash outflows for Restructuring reserves were $31 million at December 31, 2015 and $83 million at December 31, 2014.

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
HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company’s outsourcing contracts typically have three-to-five year terms for both benefits services and human resources business process outsourcing (“HR BPO”) services. The Company recognizes revenues as services are performed, assuming all criteria to recognize revenue have been met. The Company may also receive implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are typically deferred and recognized ratably over the ongoing contract service period. If a client terminates an outsourcing service arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would typically be recognized over the remaining service period through the termination date.
In connection with the Company’s long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company’s systems and operating processes. Qualifying costs of implementation incurred prior to the services commencing are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Deferred costs are assessed for recoverability on a periodic basis to the extent the deferred cost exceeds related deferred revenue.
Share-Based Compensation Costs
Share-based payments to employees, including grants of restricted share units and performance share awards, are measured based on estimated grant date fair value. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Pension and Other Post-Retirement Benefits
The Company records net period cost relating to its pension and other post-retirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company’s Consolidated Statements of Financial Position using a December 31 measurement date.
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
Potentially issuable shares are not included in the computation of diluted income per share if their inclusion would be antidilutive.
Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At December 31, 2016, Cash and cash equivalents and Short-term investments totaled $721 million compared to $740 million at December 31, 2015. Of the total balance, $82 million and $105 million was restricted as to its use at December 31, 2016 and 2015, respectively. Included within the December 31, 2016 and 2015 balances, respectively, were £43.3 million ($53.2 million at December 31, 2016 exchanges rates) and £43.3 million ($64.6 million at December 31, 2015 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.  In addition, Cash and cash equivalents included restricted balances of $29 million and $40 million at December 31, 2016 and 2015, respectively.
Fiduciary Assets and Liabilities
In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as Fiduciary assets in the Company’s Consolidated Statements of Financial Position. Unremitted insurance premiums and claims are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Company’s Consolidated Statements of Financial Position. Some of the Company’s outsourcing agreements also require it to hold funds to pay certain obligations on behalf of clients. These funds are also recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Company’s Consolidated Statements of Financial Position.
Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.8 billion and $3.4 billion at December 31, 2016 and 2015, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $58 million at both December 31, 2016 and 2015.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If such a determination is made, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be a charge to Other general expenses in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
Intangible assets are primarily comprised of tradenames and customer-related, contract-based, and technology assets. Tradenames are not amortized when such assets have been determined to have indefinite useful lives, and are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Customer related and contract based assets are amortized over periods ranging from 1 to 16 years, with a weighted average original life of 11 years.  Technology assets are typically amortized over 7 years.
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
The Company has historically designated the following hedging relationships for certain transactions: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment (“fair value hedge”), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction (“cash flow hedge”), and (iii) a hedge of the net investment in a foreign operation (“net investment hedge”).
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedged item, the risk being hedged, Aon’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both the inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter or more frequently if facts and circumstances require.
For a derivative designated as a hedging instrument, the changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income (“OCI”) and subsequently reclassified to earnings in the same period the hedged item impacts earnings. The ineffective portion of the change in fair value is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.
Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an “economic hedge”) are recorded in Other income in the Consolidated Statements of Income.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.
Foreign Currency
Certain of the Company’s non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income were losses of $9 million, $11 million, and $1 million in 2016, 2015, and 2014, respectively. Included in these amounts were hedging losses of $7 million in 2016 and hedging losses of $19 million in both 2015 and 2014.
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
The Company records penalties and interest related to unrecognized tax benefits in Income taxes in the Company’s Consolidated Statements of Income.
New Accounting Pronouncements
Income Tax Consequences of Intercompany Transactions
In October 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance will require that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, impaired).  An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance is effective for Aon in the first quarter of 2018, and the Company is currently evaluating the impact that the standard will have on its Consolidated Financial Statements.

Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity will no longer have discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for the Company in the first quarter of 2018, with early application permitted. An entity will apply the new guidance through retrospective adjustment to all periods presented. The retrospective approach includes a practical expedient that entities may apply should retrospective application be impracticable; in this case, the amendments for these issues may be applied prospectively as of the earliest date practicable. The guidance will not have a material impact upon the Company’s Consolidated Statement of Cash Flows.
Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. Aon is currently evaluating the impact that the standard will have on its Consolidated Financial Statements, as well as the method of transition and period of adoption.
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
Upon the adoption of this guidance on January 1, 2017, the Company expects to recognize an increase to Deferred tax assets of approximately $49 million through a cumulative-effect adjustment to Retained earnings for excess tax benefits not previously recognized.  On a prospective basis, excess tax benefits will be recognized in the Consolidated Statements of Income each quarter as share-based payment awards vest, which could have a significant impact on Income tax expense in the Consolidated Statement of Income and Additional paid-in capital in the Consolidated Statements of Financial Position.  The impact will be driven, in part, by the difference between the Company’s share price at the time share-based payment transactions vest or options are exercised in the future periods and the fair value of the awards at the date of grant.  Amendments related to the presentation of excess tax benefits on the Consolidated Statement of Cash Flows, which will be applied prospectively, may have a significant impact on Cash Flows from Operating Activities and Cash Flows from Financing Activities in the Consolidated Statements of Cash Flows.  The impact will also be driven by the Company’s share price at the time share-based payment transactions vest in future periods.  The Company does not expect other elements of the guidance to have a material impact on its Consolidated Financial Statements.
Leases
In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the Consolidated Statement of Financial Position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from currently effective U.S. GAAP. The new standard will be effective for the Company in the first quarter of 2019, with early application permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Aon is currently evaluating the impact the standard will have on its Consolidated Financial Statements, as well as the method of transition and period of adoption.
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. Aon is currently evaluating the impact that the standard will have on the its Consolidated Financial Statements, as well as the method of transition and period of adoption.
Presentation of Deferred Taxes
In November 2015, the FASB issued new accounting guidance on the balance sheet presentation of deferred taxes, which requires that deferred tax liabilities and assets be classified as non-current. Aon early adopted this guidance in the second quarter of 2016 and retrospectively applied its requirements to all periods presented. For the year ended December 31, 2015, Aon reclassified its current deferred tax positions to non-current and netted the new balances by jurisdiction, which increased Deferred tax assets by $93 million and decreased Deferred tax liabilities by $139 million on the Consolidated Statement of Financial Position.
Debt Issuance Costs
In April 2015, the FASB issued new accounting guidance on the presentation of debt issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. Debt issuance costs related to its line-of-credit arrangements will be shown within Other non-current assets. This guidance was effective for Aon in the first quarter of 2016, which required retrospective application to prior year comparable periods. For the year ended December 31, 2015, Aon reclassified $4 million from Other current assets and $33 million from Other non-current assets to Long-term debt on the Consolidated Statement of Financial Position.
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
Revenue Recognition
In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning the first quarter of 2017. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company will adopt this standard in the first quarter of 2018 and is evaluating both methods of transition; however, it is currently anticipated that a modified retrospective adoption approach will be used.
A preliminary assessment to determine the impacts of the new accounting standard has been performed. The Company is currently implementing accounting and operational processes which will be impacted by the new standard, but is unable to provide information on quantitative impacts at this time.

However, the primary impacts of the new standard to the Company’s product and service lines are anticipated to be as follows:
The Company currently recognizes revenue for certain brokerage activities within the Risk Solutions business over a period of time either due to the transfer of value to customers or as the remuneration becomes determinable. Under the new standard, this revenue will be recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements will be recognized in earlier periods under the new standard in comparison to the current guidance and will change the timing and amount of revenue recognized for annual and interim periods. Similarly, the Company is currently assessing the timing and measurement of revenue recognition under the new standard for outsourcing and consulting operations within the HR Solutions business.
Additionally, the new standard provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. These costs are currently expensed as incurred under existing U.S. GAAP. These assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a on a systematic basis that is consistent with the transfer of the services to which the asset relates. The Company is quantifying the nature and amount of costs that would qualify for capitalization and the amount of amortization that will be recognized in each period.
3.    Other Financial Data
Consolidated Statements of Income Information
Other Income
Other income consists of the following (in millions):

Years ended December 31	2016	2015	2014
Equity earnings	$13	$13	$12
Net gain on disposals of businesses	39	82	24
Foreign currency remeasurement (loss) gain	(2)	30	18
(Loss) income on financial instruments	(14)	(24)	(15)
Other	—	(1)	5
Total	$36	$100	$44
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

Years ended December 31	2016	2015	2014
Balance at January 1	$58	$74	$90
Provision charged to operations	11	13	12
Accounts written off, net of recoveries	(14)	(34)	(33)
Foreign currency translation	3	5	5
Balance at December 31	$58	$58	$74

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2016	2015
Taxes receivable	$100	$94
Prepaid expenses	125	130
Deferred project costs	87	92
Other	39	13
Total	$351	$329
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2016	2015
Software	$948	$1,095
Leasehold improvements	452	422
Computer equipment	417	358
Furniture, fixtures and equipment	300	315
Construction in progress	93	76
Other	115	115
Fixed assets, gross	2,325	2,381
Less: Accumulated depreciation	1,560	1,616
Fixed assets, net	$765	$765
Depreciation expense, which includes software amortization, was $232 million, $229 million, and $242 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2016	2015
Deferred project costs	$183	$210
Investments	119	135
Taxes receivable	82	82
Other	170	165
Total	$554	$592
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2016	2015
Deferred revenue	$393	$394
Taxes payable	78	94
Other	402	331
Total	$873	$819

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2016	2015
Taxes payable	$288	$223
Leases	169	166
Deferred revenue	140	159
Compensation and benefits	56	59
Other	191	162
Total	$844	$769
4.    Acquisitions and Dispositions of Businesses
Acquisitions
The number of acquisitions completed within each reportable segment is as follows:

Years ended December 31	2016	2015
Risk Solutions	5	4
HR Solutions	3	3
Total	8	7
2016 Acquisitions
On January 1, 2016, the Company completed the transaction to acquire Globe Events Management, an insurance, retirement, and investment consulting business company based in Australia.
On February 1, 2016, the Company completed the transaction to acquire Modern Survey, an employee survey and talent analytics solutions provider based in Minneapolis.
On April 11, 2016, the Company completed the transaction to acquire Nexus Insurance Brokers Limited and Bayfair Insurance Centre Limited, insurance brokerage firms located in New Zealand.
On June 1, 2016, the Company completed the transaction to acquire Univers Workplace Solutions, a leading elective benefit enrollment and communication services firm based in New Jersey.
On August 19, 2016, the Company completed the transaction to acquire Cammack Health LLC, a leading health and benefits consulting firm that serves large health care organizations in the Eastern region of the U.S., including health plans, health systems and employers.
On October 31, 2016, the Company completed the transaction to acquire Stroz, Friedberg, Inc., a leading global cyber risk management firm based in New York City, with offices across the U.S. and in London, Zurich, Dubai and Hong Kong.
On November 11, 2016 the Company completed the transaction to acquire CoCubes, a leading hiring assessment company based in India.
On December 26, 2016, the Company completed the transaction to acquire Admix, a leading health and benefits brokerage and solutions firm based in Brazil.

The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Year ended December 31	2016
Cash	$891
Deferred and contingent consideration	43
Aggregate consideration transferred	934
Assets acquired:
Cash and cash equivalents	12
Receivables, net	52
Goodwill	642
Intangible assets, net	366
Fixed assets, net	30
Other assets	2
Total assets acquired	1,104
Liabilities assumed:
Current liabilities	163
Other liabilities	7
Total liabilities assumed	170
Net assets acquired	$934
Intangible assets are primarily customer-related and contract-based assets; those acquired as part of a business acquisition in 2016 had a weighted average useful economic life of 13 years. Acquisition related costs incurred and recognized within Other general expenses for the year ended December 31, 2016 were $8 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2016 was $68 million.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2015 Acquisitions
The following table includes the preliminary fair values of consideration transferred and intangible assets acquired as a result of the Company’s acquisitions (in millions):

Year ended December 31	2015
Consideration	$27
Intangible assets:
Goodwill	$18
Other intangible assets	6
Total intangible assets	$24
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Dispositions
The number of dispositions completed within each reportable segment is as follows:

Years ended December 31	2016	2015	2014
Risk Solutions	4	4	2
HR Solutions	1	3	0
Total	5	7	2

Total pretax gains, net of losses, recognized were $39 million, $82 million, and $24 million, respectively, for the years ended December 31, 2016, 2015, and 2014. Gains and losses recognized as a result of a disposition are included in Other income in the Consolidated Statements of Income.
5.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of January 1, 2015	$5,911	$2,949	$8,860
Goodwill related to current year acquisitions	2	16	18
Goodwill related to disposals	(1)	(76)	(77)
Goodwill related to prior year acquisitions	—	—	—
Foreign currency translation	(319)	(34)	(353)
Balance as of December 31, 2015	$5,593	$2,855	$8,448
Goodwill related to current year acquisitions	632	10	642
Goodwill related to disposals	(8)	(26)	(34)
Goodwill related to prior year acquisitions	4	—	4
Foreign currency translation	(268)	(45)	(313)
Balance as of December 31, 2016	$5,953	$2,794	$8,747
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$998	$—	$998	$1,019	$—	$1,019
Intangible assets with finite lives:
Customer related and contract based	3,108	1,971	1,137	2,886	1,809	1,077
Technology and other	574	486	88	541	457	84
Total	$4,680	$2,457	$2,223	$4,446	$2,266	$2,180
Amortization expense from finite-lived intangible assets was $277 million, $314 million and $352 million during 2016, 2015 and 2014, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2016 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
2017	$123	$136	$259
2018	118	91	209
2019	107	73	180
2020	97	61	158
2021	66	53	119
Thereafter	239	61	300
Total	$750	$475	$1,225

6.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2016	2015 (1)
3.875% Senior Notes due December 2025	$744	$—
5.00% Senior Notes due September 2020	598	597
4.75% Senior Notes due May 2045	592	591
3.50% Senior Notes due June 2024	594	593
4.60% Senior Notes due June 2044	543	543
2.875% Senior Notes due May 2026 (EUR 500M)	516	541
8.205% Junior Subordinated Notes due January 2027	521	521
3.125% Senior Notes due May 2016	—	500
2.80% Senior Notes due March 2021	397	396
4.00% Senior Notes due November 2023	347	347
6.25% Senior Notes due September 2040	295	295
4.76% Senior Notes due March 2018 (CAD 375M)	277	270
4.45% Senior Notes due May 2043	246	246
4.25% Senior Notes due December 2042	197	195
Commercial paper	329	50
Other	9	15
Total debt	6,205	5,700
Less short-term and current portion of long-term debt	336	562
Total long-term debt	$5,869	$5,138
(1) Amended to reflect the adoption of new guidance related to the presentation of debt issuance costs as described in Note 2 “Summary of Significant Accounting Principles and Practices.”
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
On September 30, 2015, $600 million of 3.50% Senior Notes issued by Aon Corporation matured and were repaid in full.
On May 20, 2015, Aon plc issued $600 million of 4.750% Senior Notes due May 2045. The Company used the proceeds of the issuance for general corporate purposes.
Each of the notes issued by Aon plc and described above is fully and unconditionally guaranteed by Aon Corporation. The 4.76% Senior Notes due March 2018 identified in the table above were issued by a Canadian subsidiary of Aon Corporation and are fully and unconditionally guaranteed by Aon plc and Aon Corporation. Refer to Note 16 “Guarantee of Registered Securities” for additional information regarding guarantees of outstanding debt securities. Each of the notes described above and identified in the table above contains customary representations, warranties and covenants, and the Company was in compliance with all such covenants as of December 31, 2016.

Repayments of total debt are as follows (in millions):

2017	$336
2018	278
2019	—
2020	600
2021	400
Thereafter	4,700
Total Repayments	6,314
Unamortized discount, premium, and debt issuance cost	(109)
Total Debt	$6,205
Revolving Credit Facilities
As of December 31, 2016, Aon plc had two primary committed credit facilities outstanding: its $400 million U.S. credit facility expiring in March 2017 (the “2017 Facility”) and its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). The Company plans to let the 2017 facility expire but may evaluate obtaining additional committed credit in the future. Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2016, Aon plc did not have borrowings under either the 2017 Facility or the 2021 Facility, and was in compliance with all covenants contained therein during the twelve months ended December 31, 2016.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program that provides for commercial paper to be issued in an aggregate principal amount of up to €300 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $329.2 million and $50.0 million of commercial paper outstanding at December 31, 2016 and 2015, respectively, which was included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for 2016 and 2015 was $265.0 million and $402.0 million, respectively. The weighted average interest rate of the commercial paper outstanding during 2016 and 2015 was 0.22% and 0.50%, respectively.
7.    Lease Commitments
The Company leases office facilities, equipment, and automobiles under non-cancelable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. The Company’s lease obligations are primarily for the use of office space.
Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2016	2015	2014
Rental expense	$400	$454	$455
Less: Sub lease rental income	(64)	(83)	(75)
Net rental expense	$336	$371	$380

At December 31, 2016, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

Years ended December 31, 2016	Gross rental commitments	Rentals from subleases	Net rental commitments
2017	$355	$(55)	$300
2018	317	(44)	273
2019	283	(38)	245
2020	237	(34)	203
2021	214	(33)	181
Thereafter	696	(47)	649
Total minimum payments required	$2,102	$(251)	$1,851
8.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2016	2015	2014
Income before income taxes:
U.K.	$(202)	$149	$347
U.S.	(104)	(51)	(55)
Other	1,975	1,591	1,473
Total	$1,669	$1,689	$1,765
Income tax expense (benefit):
Current:
U.K.	$(54)	$43	$1
U.S. federal	94	137	156
U.S. state and local	—	54	75
Other	223	256	236
Total current tax expense	$263	$490	$468
Deferred tax expense (benefit):
U.K.	$59	$(39)	$38
U.S. federal	(47)	(140)	(133)
U.S. state and local	6	(14)	(24)
Other	(42)	(30)	(15)
Total deferred tax benefit	$(24)	$(223)	$(134)
Total income tax expense	$239	$267	$334
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The 2016, 2015, and 2014 reconciliations are based on the U.K. statutory corporate tax rate of 20.0%, 20.3%, and 21.5%, respectively. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2016	2015	2014
Statutory tax rate	20.0%	20.3%	21.5%
U.S. state income taxes, net of U.S. federal benefit	0.7	0.5	1.5
Taxes on international operations (1)	(8.5)	(6.0)	(8.9)
Nondeductible expenses	1.2	2.2	1.7
Adjustments to prior year tax requirements	(1.0)	(1.3)	0.9
Adjustments to valuation allowances	(1.8)	(1.2)	0.6
Change in uncertain tax positions	3.0	1.4	1.7
Other — net	0.7	(0.1)	(0.1)
Effective tax rate	14.3%	15.8%	18.9%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 20.0%, 20.3% and 21.5% at December 31, 2016, 2015, and 2014, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures.

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2016	2015
Deferred tax assets:
Employee benefit plans	$661	$635
Net operating/capital loss and tax credit carryforwards	399	336
Accrued interest	166	293
Other accrued expenses	102	98
Brokerage fee arrangements (1)	66	66
Deferred revenue	57	65
Investment basis differences	48	56
Other	60	57
Total	1,559	1,606
Valuation allowance on deferred tax assets	(130)	(162)
Total	$1,429	$1,444
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(982)	$(961)
Other accrued expenses	(101)	(99)
Deferred costs	(20)	(30)
Unrealized foreign exchange gains	(26)	(29)
Unremitted earnings	(29)	(18)
Other	(50)	(44)
Total	$(1,208)	$(1,181)
Net deferred tax asset	$221	$263
(1) Refer to Note 1 “Basis of Presentation” for details regarding the Revision of Previously Issued Financial Statements.
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2016	2015
Deferred tax assets — non-current (2)	$322	$300
Deferred tax liabilities — non-current (2)	(101)	(37)
Net deferred tax asset	$221	$263
(2) For the year ended December 31, 2015, Aon reclassified its current deferred tax positions to non-current and netted the new balances by jurisdiction. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for additional details.
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss and interest expense carryforwards.  Valuation allowances decreased by $32 million as of December 31, 2016, when compared to December 31, 2015, primarily attributable to the reversal of a valuation allowance and the impact of foreign currency translation.
The Company recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $(4) million, $126 million and $89 million in 2016, 2015, and 2014, respectively. The year-over-year change is primarily attributable to excess tax benefits not recorded in 2016 because the deduction did not decrease income taxes payable.
Deferred income taxes of $11 million were accrued in 2016 on undistributed earnings that are not permanently reinvested. Undistributed earnings of non-U.S. entities were approximately $2.3 billion at December 31, 2016. U.S. income taxes have not been provided on these undistributed earnings because they are considered to be permanently reinvested in those subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

The Company had the following operating and capital loss carryforwards (in millions):

As of December 31	2016	2015
UK
Operating loss carryforwards	$325	$449
Capital loss carryforwards	294	360

US
Federal operating loss carryforwards	$196	$8
State operating loss carryforwards	474	443

Other Non-US
Operating loss carryforwards	$350	$245
Capital loss carryforwards	218	206

As of December 31, 2016, the Company had $126 million of federal operating loss carryforwards and $110 million of state operating loss carryforwards for which a benefit will be recorded in APIC when realized.

The U.K. operating losses and capital losses have an indefinite carryforward. The federal operating loss carryforwards as of December 31, 2016 expire at various dates from 2020 to 2036 and the state operating losses as of December 31, 2016 expire at various dates from 2017 to 2036. Operating and capital losses in other non-US jurisdictions have various carryforward periods and will begin to expire in 2019.

During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $46 million, $23 million, and $7 million during the years ended December 31, 2016, 2015, and 2014, respectively. The impact of this tax holiday on diluted earnings per share was $0.17, $0.08, and $0.02 during the years ended December 31, 2016, 2015, and 2014, respectively.
Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2016	2015
Balance at January 1	$238	$211
Additions based on tax positions related to the current year	36	31
Additions for tax positions of prior years	20	53
Reductions for tax positions of prior years	(12)	(18)
Settlements	—	(32)
Business combinations	2	—
Lapse of statute of limitations	(5)	(5)
Foreign currency translation	(1)	(2)
Balance at December 31	$278	$238
The Company’s liability for uncertain tax positions as of December 31, 2016, 2015, and 2014, includes $240 million, $200 million, and $174 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $15 million, $2 million, and $4 million in 2016, 2015, and 2014, respectively. The

Company recorded a liability for interest and penalties of $48 million, $33 million, and $31 million as of December 31, 2016, 2015, and 2014, respectively.
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
9.    Shareholders’ Equity
Distributable Reserves
As a U.K. incorporated company, the Company is required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2016 and 2015, the Company had distributable reserves in excess of $1.6 billion and $2.1 billion, respectively.
Ordinary Shares
In April 2012, the Company’s Board of Directors authorized a share repurchase program under which up to $5.0 billion of Class A Ordinary Shares may be repurchased (“2012 Share Repurchase Program”). In November 2014, the Company’s Board of Directors authorized a new $5.0 billion share repurchase program in addition to the existing program (“2014 Share Repurchase Program” and, together with the 2012 Share Repurchase Program, the “Repurchase Programs”). Subsequent to the close of the fourth quarter 2016, the Board of Directors authorized a $5.0 billion increase to the existing remaining authorization under its share repurchase program. Under each program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
During 2016, the Company repurchased 12.2 million shares at an average price per share of $102.66 for a total cost of $1.3 billion under the 2014 Share Repurchase Program. The Company recorded an additional $6 million of transaction costs associated with the repurchase to retained earnings during 2016. During 2015, the Company repurchased 16.0 million shares at an average price per share of $97.04 for a total cost of $1.6 billion under the Repurchase Programs. In August 2015, the $5 billion of Class A Ordinary Shares authorized under the 2012 Share Repurchase Program was exhausted. At December 31, 2016, the remaining authorized amount for share repurchase under the 2014 Share Repurchase Program is $2.8 billion. Under the Repurchase Programs, the Company has repurchased a total of 90.2 million shares for an aggregate cost of $7.2 billion.
Net Income Per Share
Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Basic weighted-average ordinary shares outstanding	268.1	280.8	295.5
Dilutive effect of potentially issuable shares	2.2	3.0	4.1
Diluted weighted-average ordinary shares outstanding	270.3	283.8	299.6
Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for in 2016, 2015, or 2014.
Dividends
During 2016, 2015, and 2014, the Company paid dividends on its Class A Ordinary Shares of $345.0 million, $323.0 million, and $273.0 million, respectively. Dividends paid per Class A Ordinary Share were $1.29, $1.15 and $0.92 for the years ended December 31, 2016, 2015, and 2014 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at January 1, 2014	$(21)	$169	$(2,522)	$(2,374)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(13)	(492)	(563)	(1,068)
Tax benefit	4	(12)	229	221
Other comprehensive loss before reclassifications, net	(9)	(504)	(334)	(847)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	20	—	106	126
Tax benefit	(7)	—	(32)	(39)
Amounts reclassified from accumulated other comprehensive loss, net	13	—	74	87
Net current period other comprehensive (loss) income	4	(504)	(260)	(760)
Balance at December 31, 2014	(17)	(335)	(2,782)	(3,134)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(4)	(467)	82	(389)
Tax benefit	1	31	(9)	23
Other comprehensive loss before reclassifications, net	(3)	(436)	73	(366)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	11	—	117	128
Tax benefit	(16)	—	(35)	(51)
Amounts reclassified from accumulated other comprehensive loss, net	(5)	—	82	77
Net current period other comprehensive (loss) income	(8)	(436)	155	(289)
Balance at December 31, 2015	(25)	(771)	(2,627)	(3,423)
Other comprehensive loss before reclassifications:
Other comprehensive loss before reclassifications	(25)	(490)	(276)	(791)
Tax benefit	6	(3)	74	77
Other comprehensive loss before reclassifications, net	(19)	(493)	(202)	(714)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive loss	10	—	322	332
Tax benefit	(3)	—	(104)	(107)
Amounts reclassified from accumulated other comprehensive loss, net	7	—	218	225
Net current period other comprehensive (loss) income	(12)	(493)	16	(489)
Balance at December 31, 2016	$(37)	$(1,264)	$(2,611)	$(3,912)

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

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits

10.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its U.S., U.K., Netherlands and Canada employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2016	2015	2014
U.S.	$142	$133	$123
U.K.	43	42	42
Netherlands and Canada	27	25	30
Total	$212	$200	$195
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2016 and 2015 and a statement of the funded status as of December 31, 2016 and 2015, for the material U.K. plans, U.S. plans and other major plans, which are located in the Netherlands and Canada. These plans represent approximately 92% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2016	2015	2016	2015	2016	2015
Change in projected benefit obligation
At January 1	$4,985	$5,529	$3,160	$3,350	$1,177	$1,399
Service cost	—	1	—	—	—	—
Interest cost	158	198	111	131	29	33
Plan amendment	(20)	27	—	—	—	(10)
Settlements	(159)	—	(281)	—	—	—
Plan transfer and acquisitions	—	(2)	—	(18)	—	—
Actuarial loss (gain)	32	(83)	(43)	(25)	(7)	24
Benefit payments	(242)	(217)	(139)	(133)	(39)	(38)
Change in discount rate	1,079	(247)	100	(145)	100	(66)
Foreign currency impact	(959)	(221)	—	—	(33)	(165)
At December 31	$4,874	$4,985	$2,908	$3,160	$1,227	$1,177
Accumulated benefit obligation at end of year	$4,874	$4,985	$2,908	$3,160	$1,191	$1,135
Change in fair value of plan assets
At January 1	$5,903	$6,224	$1,951	$2,036	$1,019	$1,161
Actual return on plan assets	1,233	91	116	(60)	111	8
Employer contributions	67	65	36	108	20	21
Settlements	(159)	—	(281)	—	—	—
Plan transfer and acquisitions	—	(3)	—	—	—	—
Benefit payments	(242)	(217)	(139)	(133)	(39)	(38)
Foreign currency impact	(1,127)	(257)	—	—	(35)	(133)
At December 31	$5,675	$5,903	$1,683	$1,951	$1,076	$1,019
Market related value at end of year	$5,675	$5,903	$1,819	$2,064	$1,076	$1,019
Amount recognized in Statement of Financial Position at December 31
Funded status	$801	$918	$(1,225)	$(1,209)	$(151)	$(158)
Unrecognized prior-service cost	19	46	6	9	(6)	(7)
Unrecognized loss	1,237	1,465	1,612	1,723	400	389
Net amount recognized	$2,057	$2,429	$393	$523	$243	$224

In March 2016, the Company entered into an insurance contract that covers a portion of the assets within select U.K. pension schemes. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $267 million.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Prepaid benefit cost (1)	$836	$1,012	$—	$—	$—	$—
Accrued benefit liability (2)	(35)	(94)	(1,225)	(1,209)	(151)	(158)
Accumulated other comprehensive loss	1,256	1,511	1,618	1,732	394	382
Net amount recognized	$2,057	$2,429	$393	$523	$243	$224

(1)	Included in Prepaid pension

(2)	Included in Other current liabilities and Pension, other post retirement, and post employment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2016 and 2015 consist of (in millions):

	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Net loss	$1,237	$1,465	$1,612	$1,723	$400	$389
Prior service cost (income)	19	46	6	9	(6)	(7)
Total	$1,256	$1,511	$1,618	$1,732	$394	$382
In 2016, U.S. plans with a projected benefit obligation (“PBO”) and an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets with a fair value of $1.7 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.1 billion and plan assets with a fair value of $1.0 billion.
In 2015, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.2 billion, an ABO of $3.2 billion, and plan assets of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.1 billion and plan assets with a fair value of $1.0 billion.
The following table provides the components of net periodic benefit (income) cost for the plans (in millions):

	U.K.			U.S.			Other
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$—	$1	$1	$—	$—	$2	$—	$—	$—
Interest cost	158	198	230	111	131	129	29	33	47
Expected return on plan assets, net of administration expenses	(243)	(307)	(326)	(156)	(154)	(157)	(48)	(50)	(59)
Amortization of prior-service cost	2	1	1	2	2	2	—	—	—
Amortization of net actuarial loss	31	41	52	50	54	42	10	11	10
Net periodic benefit (income) cost	(52)	(66)	(42)	7	33	18	(9)	(6)	(2)
Settlement expense	61	—	—	158	—	—	—	—	—
Curtailment gain and other	—	—	—	—	—	—	—	—	(2)
Total net periodic benefit cost (income)	$9	$(66)	$(42)	$165	$33	$18	$(9)	$(6)	$(4)
Beginning in 2016, the Company has elected to utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic pension and post-retirement benefit cost for its major pension and other post-retirement benefit plans by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, the Company estimated these components of net periodic pension and post-retirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve used to measure the benefit obligation at the beginning of the period.
In March 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company’s U.K. pension plans, that if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during the second quarter of 2016. In total, lump sum payments from plan assets of £116 million ($159 million using June 30, 2016 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2016, which in aggregate resulted in a reduction to the projected benefit obligation of £103 million ($141 million using June 30, 2016 Exchange rates) as well as a non-cash settlement charge of £42 million ($61 million using average June 2016 exchange rate) in the second quarter of 2016.
In August 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company’s U.S. pension plans, that if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during the fourth quarter of 2016. In total, lump sum payments from plan assets of $281 million were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.S. pension plan during the fourth quarter of 2016, which in aggregate resulted in a reduction to the projected benefit obligation of $325 million as well as a non-cash settlement charge of $158 million in the fourth quarter of 2016.
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S.		Other
	2016	2015	2016	2015	2016	2015
Discount rate	2.77%	3.96%	3.53-4.11%	3.69-4.43%	1.85-3.81%	2.43-3.96%
Rate of compensation increase	3.70 - 4.20%	3.63-4.13%	N/A	N/A	1.00-3.50%	2.00-3.50%
Underlying price inflation	1.83%	1.88%	N/A	N/A	2.00-2.50%	2.00-2.50%
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	3.96%	3.70%	4.55%	3.69 - 4.43%	3.37 - 4.08%	3.97 - 4.87%	2.43 - 3.96%	2.03 - 3.91%	3.60 - 4.71%
Expected return on plan assets, net of administration expenses	4.55%	5.09%	6.00%	7.81%	7.96%	8.80%	3.47 - 4.95%	3.99 - 5.21%	4.70 - 6.50%
Rate of compensation increase	3.63 - 4.13%	3.55 - 4.05%	3.70 - 4.40%	N/A	N/A	N/A	2.00 - 3.50%	2.25 - 3.50%	2.25 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2017 are $52 million in the U.S. and $41 million outside the U.S.
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return on plan assets in the U.S. of 7.81% reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns and other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2017.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 13 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company’s U.S. pension plan assets at December 31, 2016 and December 31, 2015, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$100	$100	$—	$—
Equity investments:
Large cap domestic	268	268	—	—
Small cap domestic	15	15	—	—
International	64	64	—	—
Equity derivatives	81	78	3	—
Pooled funds:
International (2)	196	—	—	—
Small cap domestic (2)	52	—	—	—
Fixed income investments: (3)
Corporate bonds	105	—	105	—
Government and agency bonds	132	76	56	—
Asset-backed securities	—	—	—	—
Fixed income derivatives	65	65	—	—
Pooled funds:
Corporate bonds (2)	255	—	—	—
Other investments:
Commodity derivatives (4)	22	—	22	—
Real estate and REITS (5)	61	61	—	—
Alternative investments (2) (6)	267	—	—	—
Total	$1,683	$727	$186	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of long-dated options and swaps on a commodity index.

(5)	Consists of exchange traded real estate investment trusts (“REITS”).

(6)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$33	$33	$—	$—
Equity investments:
Large cap domestic	299	299	—	—
Small cap domestic	30	30	—	—
International	52	52	—	—
Equity derivatives	203	170	33	—
Pooled funds:
International (2)	210	—	—	—
Small cap domestic (2)	58	—	—	—
Fixed income investments: (3)
Corporate bonds	148	—	148	—
Government and agency bonds	128	52	76	—
Asset-backed securities	—	—	—	—
Fixed income derivatives	69	47	22	—
Pooled funds:
Corporate bonds (2)	336	—	—	—
Other investments:
Commodity derivatives (4)	13	—	13	—
Real estate and REITS (5)	67	67	—	—
Alternative investments (2) (6)	305	—	—	—
Total	$1,951	$750	$292	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)	Consists of long-dated options on a commodity index.

(5)	Consists of exchange traded REITS.

(6)	Consists of limited partnerships, private equity and hedge funds.

The fair values of the Company’s major U.K. pension plan assets at December 31, 2016 and December 31, 2015, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86	$86	$—	$—
Equity investments:
Global	135	135	—	—
Pooled funds:
Global (2)	365	—	—	—
Europe (2)	18	—	—	—
Fixed income investments: (3)
Derivatives (4)	10	—	10	—
Fixed income securities (5)	2,129	1,726	403	—
Annuities	1,773	—	—	1,773
Pooled funds:
Derivatives (2)	62	—	—	—
Fixed income securities (2)	223	—	—	—
Other investments:
Real estate (2) (6)	101	—	—	—
Alternative investments (2) (7)	773	—	—	—
Total	$5,675	$1,947	$413	$1,773

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(4)	Consists of equity securities and equity derivatives.

(5)	Consists of corporate and government bonds and fixed income derivatives.

(6)	Consists of property funds and trusts holding direct real estate investments.

(7)	Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$159	$159	$—	$—
Equity investments:
Derivatives	66	—	66	—
Global	133	133	—	—
Pooled funds:
Global (2)	360	—	—	—
Europe (2)	17	—	—	—
Fixed income investments: (3)
Derivatives (4)	111	—	111	—
Fixed income securities (5)	3,145	2,268	877	—
Annuities	827	—	—	827
Pooled funds:
Fixed income securities (2)	283	—	—	—
Other investments:
Real estate (2) (6)	85	—	—	—
Alternative investments (2) (7)	717	—	—	—
Total	$5,903	$2,560	$1,054	$827

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(4)	Consists of equity securities and equity derivatives.

(5)	Consists of corporate and government bonds and fixed income derivatives.

(6)	Consists of property funds and trusts holding direct real estate investments.

(7)	Consists of limited partnerships, private equity and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2016 and December 31, 2015 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2015	$836
Actual return on plan assets:
Relating to assets still held at December 31, 2015	(32)
Purchases, sales and settlements—net	58
Foreign exchange	(35)
Balance at December 31, 2015	827
Actual return on plan assets:
Relating to assets still held at December 31, 2016	7
Purchases, sales and settlements—net	1,248
Foreign exchange	(309)
Balance at December 31, 2016	$1,773

The fair values of the Company’s other major pension plan assets at December 31, 2016 and December 31, 2015, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds:
Global (1)	322	—	—	—
North America (1)	36	—	—	—
Derivatives (1)	20	—	—	—
Fixed income investments:
Fixed income securities (2)	166	—	166	—
Derivatives (2)	37	—	37	—
Pooled funds:
Fixed income securities (1)	469	—	—	—
Other investments:
Alternative investments (1) (3)	9	—	—	—
Pooled funds:
REITS (1) (4)	6	—	—	—
Total	$1,076	$11	$203	$—

(1)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of limited partnerships, private equity and hedge funds.

(4)	Consists of property funds and trusts holding direct real estate investments.

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds:
Global (1)	270	—	—	—
North America (1)	37	—	—	—
Derivatives (1)	21	—	—	—
Fixed income investments:
Fixed income securities (2)	30	—	30	—
Derivatives (2)	48	—	48	—
Pooled funds:
Fixed income securities (1)	576	—	—	—
Derivatives (1)	12	—	—	—
Other investments:
Alternative investments (1) (3)	9	—	—	—
Pooled funds:
Commodities (1)	2	—	—	—
REITS (1) (4)	3	—	—	—
Total	$1,019	$11	$78	$—

(1)
Certain investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(2)	Consists of corporate and government bonds and fixed income derivatives.

(3)	Consists of limited partnerships, private equity and hedge funds.

(4)	Consists of property funds and trusts holding direct real estate investments.
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee (“RPGIC”), seeks reasonable asset growth at prudent risk levels within target allocations, which are 41% equity investments, 30% fixed income investments, and 29% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2016, the weighted average targeted allocation for the U.K. and non-U.S. plans was 14% for equity investments, 77% for fixed income investments, and 9% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2017, the Company expects to contribute approximately $80 million, $87 million, and $18 million to its U.K., U.S. and other significant international pension plans, respectively.

Estimated Future Benefit Payments
Estimated future benefit payments for plans are as follows at December 31, 2016 (in millions):

	U.K.	U.S.	Other
2017	$124	$168	$39
2018	130	180	40
2019	140	187	40
2020	148	191	41
2021	156	185	42
2022 – 2026	892	893	228
U.S. and Canadian Other Post-Retirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2016 and 2015 for the Company’s other significant post-retirement benefit plans located in the U.S. and Canada (in millions):

	2016	2015
Accumulated projected benefit obligation	$110	$105
Fair value of plan assets	18	18
Funded status	(92)	(87)
Unrecognized prior-service credit	(3)	(3)
Unrecognized loss	10	7
Net amount recognized	$(85)	$(83)
Other information related to the Company’s other post-retirement benefit plans are as follows:

	2016	2015	2014
Net periodic benefit cost recognized (millions)	$5	$6	$3
Weighted-average discount rate used to determine future benefit obligations	3.71-4.15%	3.99-4.33%	3.83 - 4.08
Weighted-average discount rate used to determine net periodic benefit costs	3.99-4.33%	3.83-4.08%	4.44 - 4.95
Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2016 are $10 million and $3 million of net loss and prior service credit, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2017 is $0.2 million and $0.3 million of net gain and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $4 million to fund significant other post-retirement benefit plans during 2017.

•	Estimated future benefit payments will be approximately $6 million each year for 2017 through 2021, and $30 million in aggregate for 2022-2026.
The accumulated post-retirement benefit obligation is increased by $7 million and decreased by $6 million by a respective 1% increase or decrease to the assumed healthcare trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.6 million and decreased by $0.5 million by a respective 1% increase or decrease to the assumed healthcare trend rate.
For most of the participants in the U.S. plan, Aon’s liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Although the net employer trend rates range from 4% to 8.5% per year, because of this cap, these plans are effectively limited to 5% per year in the future.

11.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2016	2015	2014
Restricted share units (“RSUs”)	$194	$201	$187
Performance share awards ("PSAs")	125	127	132
Employee share purchase plans	12	11	9
Total share-based compensation expense	331	339	328
Tax benefit	94	95	94
Share-based compensation expense, net of tax	$237	$244	$234
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
A summary of the status of the Company’s RSUs is as follows (shares in thousands):

Years ended December 31	2016		2015		2014
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of year	7,167	$77	8,381	$63	9,759	$51
Granted	2,252	101	2,459	97	2,844	84
Vested	(2,845)	70	(3,385)	58	(3,732)	49
Forfeited	(379)	82	(288)	71	(490)	58
Non-vested at end of year	6,195	89	7,167	77	8,381	63

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2016, 2015 and 2014 was $200 million, $196 million and $183 million, respectively.
Unamortized deferred compensation expense amounted to $382 million as of December 31, 2016, with a remaining weighted-average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of an Aon ordinary share at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits expense, if necessary. Dividend equivalents are not paid on PSAs.

Information regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2016, 2015, and 2014, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	2016	2015	2014
Target PSAs granted per share	783	993	816
Weighted average fair value per share at date of grant	$100	$96	$81
Number of shares that would be issued based on current performance levels	777	1,437	1,540
Unamortized expense, based on current performance levels	$57	$48	$—
During 2016, the Company issued approximately 1.3 million shares in connection with performance achievements related to the 2013-2015 Leadership Performance Plan (“LPP”) cycle. During 2015, the Company issued approximately 1.6 million shares in connection with performance achievements related to the 2012-2014 LPP cycle. During 2014, the Company issued approximately 0.8 million shares in connection with performance achievements related to the 2011-2013 LPP cycle and 0.2 million shares related to other performance plans.
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
The Company also uses foreign exchange derivatives, typically forward contracts and options to economically hedge the currency exposure of the Company’s global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30-day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income in the Consolidated Statements of Income.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
As of December 31	2016	2015	2016	2015	2016	2015
Foreign exchange contracts:
Accounted for as hedges	$758	$778	$14	$32	$13	$18
Not accounted for as hedges (3)	189	280	1	—	1	—
Total	$947	$1,058	$15	$32	$14	$18

(1)	Included within Other current assets ($6 million in 2016 and $15 million in 2015, respectively) or Other non-current assets ($9 million in 2016 and $17 million in 2015, respectively)

(2)	Included within Other current liabilities ($7 million in 2016 and $13 million in 2015, respectively) or Other non-current liabilities ($7 million in 2016 and $5 million in 2015, respectively)

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$14	$32	$(1)	$(13)	$13	$19

(1)	Included within Other current assets ($4 million in 2016 and $6 million in 2015, respectively) or Other non-current assets ($9 million in 2016 and $13 million in 2015, respectively)
Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	2016	2015	2016	2015	2016	2015
Foreign exchange contracts	$13	$18	$(1)	$(13)	$12	$5

(1)	Included within Other current liabilities ($5 million in 2016 and $4 million in 2015, respectively) or Other non-current liabilities ($7 million in 2016 and $1 million in 2015, respectively)

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of future reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2016	$8	$(13)	$—	$(20)	$(25)
2015	4	(3)	—	(10)	(9)
2014	11	(3)	—	(10)	(2)

Cash Flow Hedge - Foreign Exchange Contracts					Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2016	$2	$(4)	$(1)	$(7)	$(10)
2015	4	(1)	(9)	(11)	(17)
2014	(5)	3	(10)	(2)	(14)
The Company recognized no gain (loss) in Interest expense for fair value hedges related to fixed rate debt for 2016 and 2015. There was a gain of $9 million recognized in 2014.
The Company estimates that approximately $12 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2016, 2015, and 2014 was immaterial.
The Company recorded a loss of $0.2 million for 2016 and a loss of $8 million and $18 million in Other income for foreign exchange derivatives not designated or qualifying as hedges for 2015 and 2014, respectively.
Net Investments in Foreign Operations Risk Management
The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. In 2016, the Company designated a portion of its Euro-denominated commercial paper issuances as a non-derivative economic hedge of the foreign currency exposure of a net investment in its European operations. The change in fair value of the designated portion of the Euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss), to the extent it is effective as a hedge. The foreign currency translation adjustment of the hedged net investments that is also recorded in Accumulated other comprehensive income (loss). Ineffective portions of net investment hedges, if any, are reclassified from Accumulated other comprehensive income (loss) into earnings during the period of change.
As of December 31, 2016, the Company has €217 million ($227 million at December 31, 2016 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of December 31, 2016, the unrealized gain recognized in Accumulated other comprehensive income (loss) related to the net investment non derivative hedging instrument was $18 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the twelve months ended December 31, 2016. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the twelve months ended December 31, 2016.

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
The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments, including pension assets (refer to Note 10 “Employee Benefits”):
Money market funds consist of institutional prime, treasury, and government money market funds. The Company reviews these funds to obtain reasonable assurance that the fund net asset value is $1 per share.
Cash and cash equivalents consist of cash and institutional short-term investment funds. The Company reviews the short-term investment funds to obtain reasonable assurance that the fund net asset value is $1 per share.
Equity investments consist of domestic and international equity securities and equity derivatives valued using the closing stock price on a national securities exchange. Over the counter equity derivatives are valued using observable inputs such as underlying prices of the underlying security and volatility. On a sample basis the Company reviews the listing of Level 1 equity securities in the portfolio and agrees the closing stock prices to a national securities exchange, and independently verifies the observable inputs for Level 2 equity derivatives and securities.
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves, and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains an understanding of the models, inputs, and assumptions used in developing prices provided by its vendors through discussions with the fund managers. The Company independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates used in the Consolidated Financial Statements.
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
Alternative investments consist of limited partnerships, private equity, and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the investment managers (or appropriate party) through regular discussions. The Company also obtains the investment manger’s valuation policies and assesses the assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates in the Consolidated Financial Statements.
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
Real estate and REITs consist of publicly traded real estate investment trusts (“REITs”) and direct real estate investments. Level 1 REITs are valued using the closing stock price on a national securities exchange. Non Level 1 values are based on the proportionate share of ownership in the underlying net asset value as determined by the investment manager. The Company independently reviews the listing of Level 1 REIT securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the non Level 1 real estate funds and discusses performance with the fund managers. The Company obtains audited fund manager financial statements, when available. See the description of “Alternative investments” for further detail on valuation procedures surrounding non Level 1 REITs.
Debt is carried at outstanding principal balance, less any unamortized discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,371	$1,371	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives (2):
Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives:
Foreign exchange contracts	14	—	14	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 12 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,396	$1,396	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	10	6	4	—
Derivatives (2):
Foreign exchange contracts	32	—	32	—
Liabilities:
Derivatives:
Foreign exchange contracts	18	—	18	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 12 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2016 or 2015. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2016, 2015, or 2014.
The fair value of Long-term debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	2016		2015
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,869	$6,264	$5,138	$5,386
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
The Company has included in the current matters described below certain matters in which (1) loss is probable (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.2 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
A retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership (“Opry Mills”) that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys’ fees and enhanced damages which could substantially increase Aon’s exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. In August 2015, a jury returned a verdict in favor of Opry Mills and against the insurers in the amount of $204 million. The insurers have appealed both of these trial court decisions. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
On June 1, 2007, the International Road Transport Union (“IRU”) sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU’s risk management costs.  IRU sought damages of approximately CHF 46 million ($45 million at December 31, 2016 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU’s claims. The judgment awarded IRU CHF 16.8 million ($16 million at December 31, 2016 exchange rates) and $3 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($27 million at December 31, 2016 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance. The Aon subsidiary filed an appeal (which is now under submission) to the Swiss Supreme Court. The Aon subsidiary’s maximum liability on appeal is limited to CHF 8.7 million ($8 million at December 31, 2016 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($55 million at December 31, 2016 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($86 million at December 31, 2016 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD $184 million ($127 million at December 31, 2016 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

Settled/Closed Matters
A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided advisory services to the trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries. On January 2, 2014, Philips Pension Trustees Limited and Philips Electronics UK Limited (together, “Philips”) sued Aon in the High Court, Chancery Division, London alleging negligence and breach of duty. The proceedings assert Philips’ right to claim damages related to Philips’ use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. Philips sought approximately £189 million ($232 million at December 31, 2016 exchange rates), plus interest and costs. In June 2015, the High Court ordered Philips to clarify several aspects of its claim. In its clarification, Philips increased the amount of its claim to £290 million ($356 million at December 31, 2016 exchange rates), plus interest and costs. In October 2016, all parties reached an agreement to settle this case, and the settlement is now concluded. The terms of this settlement did not have a material impact on Aon’s results of operations or financial condition.
Guarantees and Indemnifications
In connection with the redomicile of Aon’s headquarters (the “Redomestication”), the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997), and (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee.
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Company’s Consolidated Financial Statements, and are recorded at fair value.
The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). The Company had total LOCs outstanding of approximately $90 million at December 31, 2016, compared to $58 million at December 31, 2015. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at December 31, 2016 compared to $104 million at December 31, 2015.
15.    Segment Information
The Company has two reportable segments: Risk Solutions and HR Solutions. Unallocated income and expenses, when combined with the reportable segments and after the elimination of intersegment revenues and expenses, equal the amounts in the Consolidated Financial Statements. The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Principles and Practices.”
Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision maker (“CODM”) uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance based on a number of factors including revenue growth, expense discipline, return on invested capital, and other factors. The Company does not present net assets by reportable segment as this information is not reviewed by the CODM.

Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through Aon’s global distribution network.
HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating, and administering a wide range of human capital, retirement, investment management, health care, compensation, and talent management strategies.
Aon’s total revenue is as follows (in millions):

Years ended December 31	2016	2015	2014
Risk Solutions	$7,485	$7,426	$7,834
HR Solutions	4,183	4,303	4,264
Intersegment eliminations	(41)	(47)	(53)
Total revenue	$11,627	$11,682	$12,045
Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2016	2015	2014
Retail brokerage	$6,096	$6,044	$6,334
Reinsurance brokerage	1,367	1,361	1,474
Total Risk Solutions Segment	7,463	7,405	7,808
Consulting services	1,662	1,686	1,700
Outsourcing	2,557	2,658	2,607
Intrasegment	(36)	(41)	(43)
Total HR Solutions Segment	4,183	4,303	4,264
Intersegment	(41)	(47)	(53)
Total commissions, fees and other revenue	$11,605	$11,661	$12,019
Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2016	2015	2014
Risk Solutions	$22	$21	$26
HR Solutions	—	—	—
Total fiduciary investment income	$22	$21	$26
A reconciliation of segment operating income before tax to income before income taxes is as follows (in millions):

Years ended December 31	2016	2015	2014
Risk Solutions	$1,587	$1,506	$1,648
HR Solutions	557	536	485
Segment income before income taxes	2,144	2,042	2,133
Unallocated expenses	(238)	(194)	(167)
Interest income	9	14	10
Interest expense	(282)	(273)	(255)
Other income	36	100	44
Income before income taxes	$1,669	$1,689	$1,765
Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs. Interest income represents income earned on Cash and cash equivalents and Short-term investments. Interest expense represents the cost of debt obligations.
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
Consolidated Revenue by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2016	11,627	$6,078	$995	$1,378	$1,760	$1,416
2015	11,682	6,063	1,053	1,527	1,909	1,130
2014	12,045	5,824	1,176	1,623	2,189	1,233
Consolidated Non-current assets by geographic area are as follows (in millions):

As of December 31, 2016	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
Fixed assets, net	765	$443	$62	$65	$85	$110
Goodwill, intangible assets and other	12,382	6,947	887	2,091	2,054	403
Total	13,147	7,390	949	2,156	2,139	513

As of December 31, 2015	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
Fixed assets, net	765	$432	$48	$89	$89	$107
Goodwill, intangible assets and other	12,253	6,635	368	2,606	2,181	463
Total	13,018	7,067	416	2,695	2,270	570
16.    Guarantee of Registered Securities
As described in Note 14 “Commitments and Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040 (collectively, the “Aon Corp Notes”). Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.250% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, Condensed Consolidating Statements of Financial Position as of December 31, 2016 and December 31, 2015, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
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

Certain amounts in prior year’s consolidating statements of income have been reclassified and adjusted to conform to the 2016 presentation. In prior periods, other income (expense) from intercompany transactions were recognized in Compensation and benefits and Other general expenses. These amounts are now included in Intercompany other income (expense) in the Condensed Consolidating Statements of Income. The Company believes this provides greater clarity into the income generated from operations and intercompany transactions.
Condensed Consolidating Statement of Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$11,605	$—	$11,605
Fiduciary investment income	—	—	22	—	22
Total revenue	—	—	11,627	—	11,627
Expenses
Compensation and benefits	130	171	6,613	—	6,914
Other general expenses	—	2	2,805	—	2,807
Total operating expenses	130	173	9,418	—	9,721
Operating (loss) income	(130)	(173)	2,209	—	1,906
Interest income	—	16	22	(29)	9
Interest expense	(196)	(101)	(14)	29	(282)
Intercompany interest income (expense)	14	(541)	527	—	—
Intercompany other income (expense)	274	(361)	87	—	—
Other income (expense)	15	(5)	44	(18)	36
Income (loss) before taxes	(23)	(1,165)	2,875	(18)	1,669
Income tax expense (benefit)	(55)	(325)	619	—	239
Income (loss) before equity in earnings of subsidiaries	32	(840)	2,256	(18)	1,430
Equity in earnings of subsidiaries, net of tax	1,382	1,219	379	(2,980)	—
Net income	1,414	379	2,635	(2,998)	1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,414	$379	$2,601	$(2,998)	$1,396

Condensed Consolidating Statement of Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$11,661	$—	$11,661
Fiduciary investment income	—	—	21	—	21
Total revenue	—	—	11,682	—	11,682
Expenses
Compensation and benefits	136	32	6,669	—	6,837
Other general expenses	8	7	2,982	—	2,997
Total operating expenses	144	39	9,651	—	9,834
Operating (loss) income	(144)	(39)	2,031	—	1,848
Interest income	—	14	19	(19)	14
Interest expense	(140)	(130)	(22)	19	(273)
Intercompany interest income (expense)	429	(479)	50	—	—
Intercompany other income (expense)	302	(422)	120	—	—
Other income (expense)	(1)	—	101	—	100
Income (loss) before taxes	446	(1,056)	2,299	—	1,689
Income tax expense (benefit)	45	(262)	484	—	267
Income (loss) before equity in earnings of subsidiaries	401	(794)	1,815	—	1,422
Equity in earnings of subsidiaries, net of tax	984	1,290	496	(2,770)	—
Net income	1,385	496	2,311	(2,770)	1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,385	$496	$2,274	$(2,770)	$1,385

Condensed Consolidating Statement of Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated
Revenue
Commissions, fees and other	$—	$—	$12,019	$—	$12,019
Fiduciary investment income	—	—	26	—	26
Total revenue	—	—	12,045	—	12,045
Expenses
Compensation and benefits	140	16	6,858	—	7,014
Other general expenses	3	5	3,057	—	3,065
Total operating expenses	143	21	9,915	—	10,079
Operating (loss) income	(143)	(21)	2,130	—	1,966
Interest income	—	2	17	(9)	10
Interest expense	(84)	(139)	(41)	9	(255)
Intercompany interest (expense) income	449	(298)	(151)	—	—
Intercompany other (expense) income	342	(390)	48	—	—
Other income	2	5	37	—	44
Income (loss) before taxes	566	(841)	2,040	—	1,765
Income tax (benefit) expense	74	(192)	452	—	334
Income (loss) before equity in earnings of subsidiaries	492	(649)	1,588	—	1,431
Equity in earnings of subsidiaries, net of tax	905	1,195	546	(2,646)	—
Net income	1,397	546	2,134	(2,646)	1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$546	$2,100	$(2,646)	$1,397

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,414	$379	$2,635	$(2,998)	$1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,414	$379	$2,601	$(2,998)	$1,396
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(1)	(11)	—	(12)
Foreign currency translation adjustments	(2)	21	(532)	18	(495)
Post-retirement benefit obligation	—	68	(52)	—	16
Total other comprehensive income (loss)	(2)	88	(595)	18	(491)
Equity in other comprehensive loss of subsidiaries, net of tax	(505)	(547)	(459)	1,511	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(507)	(459)	(1,052)	1,529	(489)
Comprehensive income (loss) attributable to Aon shareholders	$907	$(80)	$1,549	$(1,469)	$907

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,385	$496	$2,311	$(2,770)	$1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,385	$496	$2,274	$(2,770)	$1,385
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	(47)	(395)	—	(442)
Post-retirement benefit obligation	—	12	143	—	155
Total other comprehensive loss	—	(35)	(260)	—	(295)
Equity in other comprehensive loss of subsidiaries, net of tax	(289)	(259)	(294)	842	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive loss attributable to Aon shareholders	(289)	(294)	(548)	842	(289)
Comprehensive income attributable to Aon shareholders	$1,096	$202	$1,726	$(1,928)	$1,096

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,397	$546	$2,134	$(2,646)	$1,431
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,397	$546	$2,100	$(2,646)	$1,397
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(3)	7	—	4
Foreign currency translation adjustments	—	(31)	(476)	—	(507)
Post-retirement benefit obligation	—	(315)	55	—	(260)
Total other comprehensive loss	—	(349)	(414)	—	(763)
Equity in other comprehensive loss of subsidiaries, net of tax	(760)	(409)	(758)	1,927	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive loss attributable to Aon shareholders	(760)	(758)	(1,169)	1,927	(760)
Comprehensive income (loss) attributable to Aon shareholders	$637	$(212)	$931	$(719)	$637

Condensed Consolidating Statement of Financial Position

	As of December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,633	$660	$(1,862)	$431
Short-term investments	—	140	150	—	290
Receivables, net	—	3	2,586	—	2,589
Fiduciary assets	—	—	9,485	—	9,485
Intercompany receivables	105	1,880	9,825	(11,810)	—
Other current assets	—	25	326	—	351
Total Current Assets	105	3,681	23,032	(13,672)	13,146
Goodwill	—	—	8,747	—	8,747
Intangible assets, net	—	—	2,223	—	2,223
Fixed assets, net	—	—	765	—	765
Deferred tax assets	134	726	168	(706)	322
Intercompany receivables	366	261	8,711	(9,338)	—
Prepaid Pension	—	5	853	—	858
Other non-current assets	2	119	433	—	554
Investment in subsidiary	10,107	17,137	(350)	(26,894)	—
TOTAL ASSETS	$10,714	$21,929	$44,582	$(50,610)	$26,615
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$585	$44	$3,034	$(1,862)	$1,801
Short-term debt and current portion of long-term debt	279	50	7	—	336
Fiduciary Liabilities	—	—	9,485	—	9,485
Intercompany payables	142	10,399	1,269	(11,810)	—
Other current liabilities	—	63	810	—	873
Total Current Liabilities	1,006	10,556	14,605	(13,672)	12,495
Long-term debt	4,177	1,413	279	—	5,869
Deferred tax liabilities	—	—	759	(658)	101
Pension, other post-retirement and other post-employment liabilities	—	1,356	418	—	1,774
Intercompany payables	—	8,877	461	(9,338)	—
Other non-current liabilities	8	77	759	—	844
TOTAL LIABILITIES	5,191	22,279	17,281	(23,668)	21,083
TOTAL AON SHAREHOLDERS’ EQUITY	5,523	(350)	27,244	(26,942)	5,475
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	5,523	(350)	27,301	(26,942)	5,532
TOTAL LIABILITIES AND EQUITY	$10,714	$21,929	$44,582	$(50,610)	$26,615

Condensed Consolidating Statement of Financial Position

	As of December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,083	$1,242	$(2,941)	$384
Short-term investments	—	209	147	—	356
Receivables, net	1	—	2,563	—	2,564
Fiduciary assets	—	—	9,932	—	9,932
Intercompany receivables	432	1,950	7,957	(10,339)	—
Other current assets	—	19	310	—	329
Total Current Assets	433	4,261	22,151	(13,280)	13,565
Goodwill	—	—	8,448	—	8,448
Intangible assets, net	—	—	2,180	—	2,180
Fixed assets, net	—	—	765	—	765
Deferred tax assets	154	756	207	(817)	300
Intercompany receivables	375	526	8,633	(9,534)	—
Prepaid Pension	—	6	1,027	—	1,033
Other non-current assets	—	119	557	(84)	592
Investment in subsidiary	11,700	16,042	(123)	(27,619)	—
TOTAL ASSETS	$12,662	$21,710	$43,845	$(51,334)	$26,883
LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,988	$45	$1,680	$(2,941)	$1,772
Short-term debt and current portion of long-term debt	—	550	12	—	562
Fiduciary Liabilities	—	—	9,932	—	9,932
Intercompany payables	167	9,518	654	(10,339)	—
Other current liabilities	47	56	716	—	819
Total Current Liabilities	3,202	10,169	12,994	(13,280)	13,085
Long-term debt	3,451	1,412	275	—	5,138
Deferred tax liabilities	—	—	855	(818)	37
Pension, other post-retirement and other post-employment liabilities	—	1,313	482	—	1,795
Intercompany payables	—	8,799	735	(9,534)	—
Other non-current liabilities	7	140	705	(83)	769
TOTAL LIABILITIES	6,660	21,833	16,046	(23,715)	20,824
TOTAL AON SHAREHOLDERS’ EQUITY	6,002	(123)	27,742	(27,619)	6,002
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	6,002	(123)	27,799	(27,619)	6,059
TOTAL LIABILITIES AND EQUITY	$12,662	$21,710	$43,845	$(51,334)	$26,883

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$2,705	$(536)	$3,265	$(3,108)	$2,326
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	316	15	(288)	43
Payments for investments	—	(35)	(29)	—	(64)
Net (purchases) sales of short-term investments - non-fiduciary	—	70	(9)	—	61
Acquisition of businesses, net of cash acquired	—	(335)	(608)	64	(879)
Proceeds from sale of businesses	—	—	171	(64)	107
Capital expenditures	—	—	(222)	—	(222)
CASH USED FOR INVESTING ACTIVITIES	—	16	(682)	(288)	(954)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,257)	—	—	—	(1,257)
Advances from (to) affiliates and other (1)	(2,008)	570	(3,037)	4,475	—
Issuance of shares for employee benefit plans	(129)	—	—	—	(129)
Issuance of debt	1,879	1,588	—	—	3,467
Repayment of debt	(845)	(2,088)	(12)	—	(2,945)
Cash dividends to shareholders	(345)	—	—	—	(345)
Noncontrolling interests and other financing activities		—	(77)	—	(77)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(2,705)	70	(3,126)	4,475	(1,286)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(39)	—	(39)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(450)	(582)	1,079	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,633	$660	$(1,862)	$431
(1) Advances from (to) affiliates and other includes activity related to the Company’s intercompany and cash pooling arrangements.

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY OPERATING ACTIVITIES	$695	$464	$2,523	$(1,673)	$2,009
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	27	193	—	220
Payments for investments	(13)	(47)	(219)	13	(266)
Net purchases of short-term investments - non-fiduciary	—	(42)	51	—	9
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Proceeds from sale of businesses	—	—	205	—	205
Capital expenditures	—	—	(290)	—	(290)
CASH USED FOR INVESTING ACTIVITIES	(13)	(62)	(76)	13	(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,550)	—	—	—	(1,550)
Advances from (to) affiliates and other (1)	232	(326)	(2,339)	2,433	—
Issuance of shares for employee benefit plans	(29)	—	(1)	—	(30)
Issuance of debt	1,318	4,026	7	—	5,351
Repayment of debt	(330)	(4,746)	(22)	—	(5,098)
Cash dividends to shareholders	(323)	—	—	—	(323)
Noncontrolling interests and other financing activities	—	—	(39)	—	(39)
CASH USED FOR FINANCING ACTIVITIES	(682)	(1,046)	(2,394)	2,433	(1,689)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(172)	—	(172)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(644)	(119)	773	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,083	$1,242	$(2,941)	$384
(1) Advances from (to) affiliates and other includes activity related to the Company’s intercompany and cash pooling arrangements.

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2014
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$769	$(927)	$1,970	$—	$1,812
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	39	13	—	52
Payments for investments	—	(20)	—	—	(20)
Net sales of short-term investments - non-fiduciary	—	(3)	113	—	110
Acquisition of businesses, net of cash acquired	—	—	(479)	—	(479)
Proceeds from sale of businesses	—	—	48	—	48
Capital expenditures	—	—	(256)	—	(256)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	16	(561)	—	(545)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(2,250)	—	—	—	(2,250)
Advances from (to) affiliates	19	3,215	(536)	(2,698)	—
Issuance of shares for employee benefit plans	(105)	—	—	—	(105)
Issuance of debt	2,908	2,326	5	—	5,239
Repayment of debt	(1,068)	(2,150)	(700)	—	(3,918)
Cash dividends to shareholders	(273)	—	—	—	(273)
Noncontrolling interests and other financing activities	—	—	4	—	4
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(769)	3,391	(1,227)	(2,698)	(1,303)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(67)	—	(67)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	2,480	115	(2,698)	(103)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	247	1,246	(1,016)	477
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,727	$1,361	$(3,714)	$374

17.    Quarterly Financial Data (Unaudited)
As discussed in Note 1 “Basis of Presentation,” the Company has identified certain accounting errors that affected consolidated financial amounts that were previously presented in its earlier Forms 10-Q and 10-K for the periods below. Selected quarterly financial data for the years ended December 31, 2016 and 2015 as reported, the effect of the change, and selected quarterly financial data for the years ended December 31, 2016 and 2015 as revised, are as follows (in millions, except per share data):

(As reported)	1Q	2Q	3Q	4Q	2016
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,787	$2,761	$2,740	$3,317	$11,605
Fiduciary investment income	5	5	6	6	22
Total revenue	2,792	2,766	2,746	3,323	11,627
Operating income	450	405	422	629	1,906
Net income	327	280	314	509	1,430
Less: Net income attributable to noncontrolling interests	12	8	7	7	34
Net income attributable to Aon shareholders	$315	$272	$307	$502	$1,396
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.16	$1.01	$1.15	$1.89	$5.21
Diluted net income per share attributable to Aon shareholders	$1.15	$1.01	$1.14	$1.87	$5.16

(Effect of change)	1Q	2Q	3Q	4Q	2016
INCOME STATEMENT DATA
Commissions, fees and other revenue	$13	$34	$14	$(61)	$—
Fiduciary investment income	—	—	—	—	—
Total revenue	13	34	14	(61)	—
Operating income	13	34	14	(61)	—
Net income	10	28	12	(50)	—
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Aon shareholders	$10	$28	$12	$(50)	$—
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$0.04	$0.11	$0.04	$(0.19)	$—
Diluted net income per share attributable to Aon shareholders	$0.04	$0.10	$0.04	$(0.19)	$—

(As revised)	1Q	2Q	3Q	4Q	2016
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,800	$2,795	$2,754	$3,256	$11,605
Fiduciary investment income	5	5	6	6	22
Total revenue	2,805	2,800	2,760	3,262	11,627
Operating income	463	439	436	568	1,906
Net income	337	308	326	459	1,430
Less: Net income attributable to noncontrolling interests	12	8	7	7	34
Net income attributable to Aon shareholders	$325	$300	$319	$452	$1,396
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.20	$1.12	$1.19	$1.70	$5.21
Diluted net income per share attributable to Aon shareholders	$1.19	$1.11	$1.18	$1.68	$5.16

(As reported)	1Q	2Q	3Q	4Q	2015
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,842	$2,800	$2,736	$3,283	$11,661
Fiduciary investment income	5	5	6	5	21
Total revenue	2,847	2,805	2,742	3,288	11,682
Operating income	441	277	413	717	1,848
Net income	341	188	303	590	1,422
Less: Net income attributable to noncontrolling interests	13	10	8	6	37
Net income attributable to Aon shareholders	$328	$178	$295	$584	$1,385
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.15	$0.63	$1.05	$2.12	$4.93
Diluted net income per share attributable to Aon shareholders	$1.14	$0.62	$1.04	$2.09	$4.88

(Effect of change)	1Q	2Q	3Q	4Q	2015
INCOME STATEMENT DATA
Commissions, fees and other revenue	$20	$31	$10	$(61)	$—
Fiduciary investment income	—	—	—	—	—
Total revenue	20	31	10	(61)	—
Operating income	20	31	10	(61)	—
Net income	16	26	8	(50)	—
Less: Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to Aon shareholders	$16	$26	$8	$(50)	$—
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$0.06	$0.09	$0.03	$(0.18)	$—
Diluted net income per share attributable to Aon shareholders	$0.06	$0.09	$0.03	$(0.18)	$—

(As revised)	1Q	2Q	3Q	4Q	2015
INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,862	$2,831	$2,746	$3,222	$11,661
Fiduciary investment income	5	5	6	5	21
Total revenue	2,867	2,836	2,752	3,227	11,682
Operating income	461	308	423	656	1,848
Net income	357	214	311	540	1,422
Less: Net income attributable to noncontrolling interests	13	10	8	6	37
Net income attributable to Aon shareholders	$344	$204	$303	$534	$1,385
PER SHARE DATA
Basic net income per share attributable to Aon shareholders	$1.21	$0.72	$1.08	$1.94	$4.93
Diluted net income per share attributable to Aon shareholders	$1.20	$0.71	$1.07	$1.91	$4.88

18. Subsequent Event - Disposition of Benefits Administration and Business Process Outsourcing
On February 9, 2017, Aon entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC (the “Buyer”). Pursuant to the Purchase Agreement, Aon has agreed to sell its benefits administration and business process outsourcing business (the “Tempo Business”) to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P. (the “Sponsor”), and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
The Tempo Business develops and implements software and services solutions, and provides to clients, health and welfare and retirement benefits administration services, hosted and cloud-based human resources business process outsourcing administration and implementation services, and other related communications consulting services.

Subject to the terms and conditions of the Purchase Agreement, the Buyer has agreed to purchase all of the outstanding equity interests of the Tempo Business, plus certain related assets, for a purchase price of (i) $4.3 billion in cash payable at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities (the “Transaction”). Under the Purchase Agreement, the deferred consideration is payable in cash in an amount equal to 20% of the incremental cash proceeds realized by the affiliates of the Sponsor and certain other equityholders of the Buyer from a liquidity event if (i) total realized cash proceeds to the Sponsor and such other equityholders over the life of their respective investments upon the closing of the Transaction (inclusive of all interim distributions) exceeds 2.25 times the amount of their equity investments in the Buyer at the closing of the Transaction and (ii) the internal rate of return over the life of their respective investments (inclusive of all interim distributions) exceeds 15%.
The completion of the Transaction is subject to customary closing conditions, including, among others: (i) the expiration or termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; and (ii) the receipt of all approvals and the filing of all applicable filings under any relevant foreign jurisdictions that are required to be made or obtained as set forth in the Purchase Agreement. The Buyer’s obligations under the Purchase Agreement are not conditioned on receipt of financing; however, the Buyer is not required to complete the Transaction until after the completion of a customary fifteen days consecutive business-day marketing period to commence after the Company has provided required financial information to the Buyer. The Buyer has obtained an equity commitment (“Equity Commitment”) from affiliates of the Sponsor and debt financing commitments (“Debt Commitments”) from BofA Merrill Lynch, Barclays, Credit Suisse, Citigroup, Macquarie, Deutsche Bank, and Morgan Stanley, together with certain of their respective affiliates. The aggregate proceeds of the Equity Commitment and the Debt Commitments will be used by the Buyer (i) to pay the Purchase Price, and (ii) to pay fees and expenses incurred by the Buyer in connection with the Transaction.
The Purchase Agreement provides that the Buyer will be required to pay to Aon a $215 million termination fee, together with the reimbursement of certain expenses, if the Purchase Agreement is terminated under certain circumstances. Both Aon and the Buyer have the right to terminate the Purchase Agreement if the closing has not occurred on or before August 9, 2017. An affiliate of the Sponsor has guaranteed the payment of the termination fee to the Company, if and when due, under the Purchase Agreement, together with certain other reimbursement obligations of the Buyer under the Purchase Agreement.
Both Aon and the Buyer have agreed to indemnify each other for losses arising from certain breaches of the Purchase Agreement and for certain other liabilities, subject to certain limitations.
Aon and the Buyer have made representations and warranties and have agreed to covenants related to the Tempo Business and the Transaction. Between the date of the Purchase Agreement and the closing of the Transaction, Aon has agreed to operate the Tempo Business in the ordinary course substantially as operated immediately prior to the date of the Purchase Agreement and to preserve the goodwill of the suppliers, contractors, licensors, employees, customers, and distributors of, and others having business relations with the Tempo Business.
Aon and the Buyer have agreed to enter into certain Transaction-related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases and other customary agreements. Aon will continue to be a significant client of the Tempo Business and the Tempo Business has agreed to use Aon for its broking and other services.
In connection with the Transaction, the Company expects to implement a cost reduction program.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2016. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management of Aon plc is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2016 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
Aon plc
We have audited Aon plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Aon plc’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Aon plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Aon plc and our report dated February 23, 2017 expressed an unqualified opinion thereon.

Chicago, Illinois
February 23, 2017

Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s Directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in our Proxy Statement for the 2017 Annual General Meeting of Shareholders to be held on June 23, 2017 (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Part 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, Aon plc, 122 Leadenhall Street, London EC3V 4AN, United Kingdom. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
Item 11.    Executive Compensation
Information relating to director and executive officer compensation is set forth under the headings “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement, and all such information is incorporated herein by reference.
The material incorporated herein by reference to the information set forth under the heading “Compensation Committee Report” in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that it is specifically incorporated by reference by Aon.
Information relating to compensation committee interlocks and insider participation is set forth under the heading “Compensation Discussion and Analysis - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon’s ordinary shares is set forth under the headings “Equity Compensation Plan Information,” “Principal Holders of Voting Securities” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement, and all such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is included under the headings “Corporate Governance — Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information required by this Item is included under the heading “Auditor Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) and (2). The following documents have been included in Part II, Item 8.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2016 and 2015
Consolidated Statements of Income — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows — Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
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

Articles of Association.

3.1*	Articles of Association of Aon plc — incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

Instruments Defining the Rights of Security Holders, Including Indentures.

4.1*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) — incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

4.2*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between Aon and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to Aon’s Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.3*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to Aon’s Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.4*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to Aon’s Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.5*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to Aon’s Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997.

4.6*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

4.7*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon and Computershare Trust Company of Canada, as Trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.

4.8*
Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

4.9*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.10*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.11*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on March 8, 2011.

4.12*
First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee (supplementing the Indenture dated as of March 8, 2011 among Aon Finance N.S.1, ULC, Aon Corporation, as guarantor, and Computershare Trust Company of Canada, as trustee) — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

4.13*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on December 13, 2012.

4.14*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon’s Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.15*
Indenture, dated as of May 24, 2013, among Aon, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.16*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.17*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on November 26, 2013.

4.18*	Form of 2.875% Senior Note due 2016 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 13, 2014.

4.19*	Form of 3.500% Senior Note due 2024 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.20*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.21*
Amended and Restated Indenture, dated as of May 20, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.22*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.23*
Indenture, dated as of November 13, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the guarantee) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.24*	Form of 2.800% Senior Note due 2021 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.25*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

Material Contracts.

10.1*
Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010 — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 16, 2010.

10.2*
$400,000,000 Five-Year Credit Agreement dated as of March 20, 2012 among Aon Corporation, Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A. and Bank of America, N.A., as Syndication Agents, The Royal Bank of Scotland Plc and Wells Fargo Bank, National Association, as documentation agents and Citigroup Global Markets, Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as joint lead arrangers and joint book managers and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 21, 2012.

10.3*
Joinder Agreement executed by Aon plc as of April 2, 2012 (modifying the $400,000,000 Five-Year Credit Agreement, dated as of March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.4*
European Facility Amendment and Restatement Agreement, dated as of March 30, 2012, among Aon Corporation, Aon plc, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, amending and restating the European Facility Agreement dated as of October 15, 2010 and amended on July 18, 2011 — incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.5*
$900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 4, 2015.

10.6*
Form of notice of extension of $900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.7*	Purchase Agreement, dated as of February 9, 2017, by and between Aon plc and Tempo Acquisition, LLC- incorporated by reference to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.8*	Deed of Assumption of Aon plc dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon's Current Report on Form 8-K filed on April 2, 2012.

10.9*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.10*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

10.11*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.12*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.13*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon’s Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.14*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.15*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.16*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

10.17*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.18*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon’s Schedule TO (File Number 005-32053) filed on August 15, 2007.

10.19*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20*#	Aon plc 2011 Incentive Plan, as amended and restated effective June 24, 2014 - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.21*#
First Amendment to the Aon plc 2011 Incentive Plan, as amended and restated, effective as of March 31, 2016 - incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.22*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.23*#	Aon plc Leadership Performance Program for 2015-2017 - incorporated by reference to Exhibit 10.6 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.24*#	Aon plc Leadership Performance Program - incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.25*#
Aon plc Amended and Restated Executive Committee Combined Severance and Change in Control Plan, effective September 12, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.26*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.27*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.28*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.29*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.30*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.31*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.32*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.33*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 23, 2015.

10.34*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.35*#
Amendment to the Amended and Restated Change of Control Agreement between Aon plc and Gregory C. Case, dated as of April 27, 2016 - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-for the quarter ended March 31, 2016.

10.36*#	International Assignment Letter with Gregory C. Case, effective July 1, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.37*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.38*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.39*#
Amendment to Employment Agreement, dated as of February 20, 2015, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.40*#	International Assignment Letter with Christa Davies, effective July 1, 2016 - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.41*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.42*#
Amended and Restated Employment Agreement, dated as of July 8, 2015, by and between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on July 14, 2015.

10.43*#	International Assignment Letter with Stephen P. McGill, effective July 1, 2016 - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.44*#
Employment Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb. - incorporated by reference to Exhibit 10.46 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.45*#	International Assignment Letter with Peter Lieb, effective July 1, 2016 - incorporated by reference to Exhibit 1041 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.46*#
Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.47*#
Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.48*#
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.49#	Aon Deferred Compensation Plan, as amended and restated November 16, 2016.

10.50#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016.

10.51#	Form of Restricted Stock Unit Award Agreement.

10.52#	Aon Supplemental Savings Plan, Amended and Restated Effective January 1, 2017.

Statement re: Computation of Ratios.

12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

Subsidiaries of the Registrant.

21	List of Subsidiaries of Aon.

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Report Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Calculation Linkbase Document.

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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, President and Chief Executive Officer
Date:	February 23, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 23, 2017
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 23, 2017
Jin-Yong Cai

/s/ FULVIO CONTI	Director	February 23, 2017
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 23, 2017
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 23, 2017
J. Michael Losh

/s/ ROBERT S. MORRISON	Director	February 23, 2017
Robert S. Morrison

/s/ RICHARD B. MYERS	Director	February 23, 2017
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 23, 2017
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 23, 2017
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 23, 2017
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2017
Christa Davies

/s/ LAUREL MEISSNER	Senior Vice President and Global Controller (Principal Accounting Officer)	February 23, 2017
Laurel Meissner