Form 10-Q
period 2017-03-31
Aon plc
filed 2017-05-09
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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
+44 20 7623 5500
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of May 8, 2017:  262,070,015

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2017	March 31, 2016
Revenue
Total revenue	$2,381	$2,276
Expenses
Compensation and benefits	1,461	1,345
Information technology	88	83
Premises	84	82
Depreciation of fixed assets	54	38
Amortization of intangible assets	43	37
Other general expenses	308	271
Total operating expenses	2,038	1,856
Operating income	343	420
Interest income	2	2
Interest expense	(70)	(69)
Other income (expense)	(10)	18
Income from continuing operations before income taxes	265	371
Income taxes	—	59
Income from continuing operations	265	312
Income from discontinued operations, net of tax	40	25
Net income	305	337
Less: Net income attributable to noncontrolling interests	14	12
Net income attributable to Aon shareholders	$291	$325

Basic net income per share attributable to Aon shareholders
Continuing operations	$0.95	$1.11
Discontinued operations	0.15	0.09
Net income	$1.10	$1.20
Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.94	$1.10
Discontinued operations	0.15	0.09
Net income	$1.09	$1.19
Cash dividends per share paid on ordinary shares	$0.33	$0.30
Weighted average ordinary shares outstanding - basic	264.8	271.7
Weighted average ordinary shares outstanding - diluted	267.0	273.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2017	March 31, 2016
Net income	$305	$337
Less: Net income attributable to noncontrolling interests	14	12
Net income attributable to Aon shareholders	$291	$325
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	(2)	(7)
Foreign currency translation adjustments	147	(79)
Postretirement benefit obligation	18	(201)
Total other comprehensive income (loss)	163	(287)
Less: Other comprehensive income attributable to noncontrolling interests	1	—
Total other comprehensive income (loss) attributable to Aon shareholders	162	(287)
Comprehensive income attributable to Aon shareholders	$453	$38
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position
(Unaudited)

(millions, except nominal value)	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$433	$426
Short-term investments	200	290
Receivables, net	2,103	2,106
Fiduciary assets	9,162	8,959
Other current assets	309	247
Current assets of discontinued operations	3,186	1,118
Total Current Assets	15,393	13,146
Goodwill	7,544	7,410
Intangible assets, net	1,886	1,890
Fixed assets, net	536	550
Deferred tax assets	351	325
Prepaid pension	893	858
Other non-current assets	379	360
Non-current assets of discontinued operations	—	2,076
TOTAL ASSETS	$26,982	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,332	$1,604
Short-term debt and current portion of long-term debt	667	336
Fiduciary liabilities	9,162	8,959
Other current liabilities	773	656
Current liabilities of discontinued operations	1,036	940
Total Current Liabilities	12,970	12,495
Long-term debt	5,610	5,869
Deferred tax liabilities	112	101
Pension, other postretirement and postemployment liabilities	1,731	1,760
Other non-current liabilities	733	719
Non-current liabilities of discontinued operations	—	139
TOTAL LIABILITIES	21,156	21,083

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2017 - 262.8; 2016 - 262.0)	3	3
Additional paid-in capital	5,567	5,577
Retained earnings	3,934	3,807
Accumulated other comprehensive loss	(3,750)	(3,912)
TOTAL AON SHAREHOLDERS' EQUITY	5,754	5,475
Noncontrolling interests	72	57
TOTAL EQUITY	5,826	5,532
TOTAL LIABILITIES AND EQUITY	$26,982	$26,615
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2016	262.0	$5,580	$3,807	$(3,912)	$57	$5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	291	—	14	305
Shares issued - employee stock compensation plans	1.9	(85)	—	—	—	(85)
Shares purchased	(1.1)	—	(126)	—	—	(126)
Share-based compensation expense	—	75	—	—	—	75
Dividends to shareholders	—	—	(87)	—	—	(87)
Net change in fair value of financial instruments	—	—	—	(2)	—	(2)
Net foreign currency translation adjustments	—	—	—	146	1	147
Net postretirement benefit obligation	—	—	—	18	—	18
Balance at March 31, 2017	262.8	$5,570	$3,934	$(3,750)	$72	$5,826
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$305	$337
Less: Income from discontinued operations, net of income taxes	40	25
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	2	(35)
Depreciation of fixed assets	54	38
Amortization of intangible assets	43	37
Share-based compensation expense	78	79
Deferred income taxes	(2)	23
Change in assets and liabilities:
Fiduciary receivables	337	399
Short-term investments — funds held on behalf of clients	(330)	(242)
Fiduciary liabilities	(7)	(157)
Receivables, net	38	33
Accounts payable and accrued liabilities	(390)	(307)
Restructuring reserves	99	—
Current income taxes	(56)	(45)
Pension, other postretirement and other postemployment liabilities	(41)	(50)
Other assets and liabilities	92	59
Cash provided by operating activities - continuing operations	182	144
Cash provided by operating activities - discontinued operations	58	129
CASH PROVIDED BY OPERATING ACTIVITIES	240	273
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	25	13
Purchases of investments	(9)	(14)
Net sale (purchases) of short-term investments — non-fiduciary	94	(227)
Acquisition of businesses, net of cash acquired	(46)	(16)
Sale of businesses, net of cash sold	(2)	97
Capital expenditures	(34)	(37)
Cash provided by (used for) investing activities - continuing operations	28	(184)
Cash used for investing activities - discontinued operations	(15)	(15)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	13	(199)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(126)	(685)
Issuance of shares for employee benefit plans	(85)	(65)
Issuance of debt	992	1,045
Repayment of debt	(950)	(175)
Cash dividends to shareholders	(87)	(82)
Noncontrolling interests and other financing activities	(2)	(42)
Cash used for financing activities - continuing operations	(258)	(4)
Cash used for financing activities - discontinued operations	—	—
CASH USED FOR FINANCING ACTIVITIES	(258)	(4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	25	11
NET INCREASE IN CASH AND CASH EQUIVALENTS	20	81
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	431	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD (1)	$451	$465
Supplemental disclosures:
Interest paid	$58	$52
Income taxes paid, net of refunds	$58	$41
(1) Includes 18 million and $3 million of discontinued operations at March 31, 2017 and March 31, 2016, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results for the three months ended March 31, 2017 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2017.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC (the “Buyer”), an entity formed and controlled by affiliates of The Blackstone Group L.P. (the “Sponsor”). Pursuant to the Purchase Agreement, the Company has agreed to sell its benefits administration and business process outsourcing business to the Buyer and certain designated purchasers that are direct or indirect subsidiaries of the Buyer (the “Transaction”). As a result, the benefits administration and business process outsourcing business’s financial results are reflected in the Company’s Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Financial Position, and Condensed Consolidated Statements of Cash Flows, retrospectively, as discontinued operations beginning in the first quarter of 2017. Additionally, all Notes to Condensed Consolidated Financial Statements have been retrospectively restated to only include the impacts of continuing operations, unless noted otherwise. The Company closed the Transaction on May 1, 2017. Refer to Note 3 “Discontinued Operations” for additional information.
Reportable Segments
Beginning in the first quarter of 2017 and following the Transaction described above, the Company began operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines that make up our principal products and services. Refer to Note 17 “Segment Information” for additional information.
As a result of these initiatives, Aon made the following changes to its presentation of the Condensed Consolidated Statement of Income beginning in the first quarter of 2017:

•	Commissions, fees and other and Fiduciary investment income are now reported as one Total revenue line item; and

•
Other general expenses has been further broken out to provide greater clarity into charges related to Information technology, Premises, Depreciation of fixed assets, and Amortization of intangible assets.

Prior period comparable financial information has been reclassified to conform to the 2017 presentation.
The Company believes this presentation provides greater clarity into the risks and opportunities that management believes are important and allows users of the financial statements to assess the performance in the same way as the CODM.
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

2. Accounting Principles and Practices
New Accounting Pronouncements
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance is effective for Aon in the first quarter of 2018. The adoption of this guidance will have no impact on the total results of the Company.  The presentation of results will reflect a change in operating income offset by an equal change in other income (expense) for the period.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that the standard will have on its Condensed Consolidated Financial Statements.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance will require that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e., depreciated, amortized, impaired).  An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance is effective for Aon in the first quarter of 2018, and the Company is currently evaluating the impact that the standard will have on its Condensed Consolidated Financial Statements.

Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity will no longer have discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for the Company in the first quarter of 2018, with early adoption permitted. An entity will apply the new guidance through retrospective adjustment to all periods presented. The retrospective approach includes a practical expedient that entities may apply should retrospective adoption be impracticable; in this case, the amendments for these issues may be applied prospectively as of the earliest date practicable. The guidance will not have a material impact on the Company’s Condensed Consolidated Statements of Cash Flows.
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
The Company adopted this guidance on January 1, 2017, with the following impacts:

•
Increase to Deferred tax assets on the Condensed Consolidated Statement of Financial Position of approximately $49 million through a cumulative-effect adjustment to Retained earnings for excess tax benefits not previously recognized, and

•
Recognition of $29 million, or $0.11 per share income tax benefit from continuing operations in the Condensed Consolidated Statement of Income for the quarter ended March 31, 2017 related to excess tax benefits.

Adoption of the guidance was applied prospectively on the Statement of Cash Flows and prior period comparable information was not restated. Other elements of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values, including disclosure requirements, should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. Aon is currently evaluating the impact that the standard will have on the its Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.
Revenue Recognition
In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenue and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company will adopt this standard in the first quarter of 2018 and is evaluating both methods of transition; however, it is currently anticipated that a modified retrospective adoption approach will be used.
A preliminary assessment to determine the impacts of the new accounting standard has been performed. The Company is currently implementing accounting and operational processes that will be impacted by the new standard, but is still evaluating the quantitative impacts the standard will have on its financial statements.
However, the primary impacts of the new standard to the Company are anticipated to be as follows:
The Company currently recognizes revenue for certain brokerage activities over a period of time either due to the transfer of value to customers or as the remuneration becomes determinable. Under the new standard, this revenue will be recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements will be recognized in earlier periods under the new standard in comparison to the current guidance and will change the timing and amount of revenue recognized for annual and interim periods. The Company is currently assessing the timing and measurement of revenue recognition under the new standard for certain other services.
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

3. Discontinued Operations
On February 9, 2017, the Company entered into the Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business (the “Divested Business”) to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
On May 1, 2017, the Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets, for a purchase price of (i) $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities. Cash proceeds from the sale, before taxes and after customary adjustments as set forth in the Purchase Agreement, were $4.2 billion.
Aon and the Buyer entered into certain related transaction agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
In the second quarter of 2017, the Company expects to record a gain on sale, net of taxes, of approximately $500 million and a non-cash impairment charge to its indefinite lived tradename associated with the Divested Business of approximately $400 million as this asset was not sold to the Buyer.
The Company has classified the results of the Divested Business as discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented. Additionally, the assets and liabilities of the Divested Business are classified as discontinued operations in the Company’s Condensed Consolidated Statements of Financial Position. These assets and liabilities are classified as current in the Company’s Condensed Consolidated Statements of Financial Position as of March 31, 2017 as the Company closed the Transaction within one year.
The financial results of the Divested Business for the three months ended March 31, 2017 and 2016 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents financial results of the Divested Business (in millions):

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue
Total Revenue	$527	$529
Expenses
Total Operating Expenses (1)	470	486
Income from discontinued operations before income taxes	57	43
Income taxes	17	18
Income from discontinued operations, net of tax	$40	$25

(1)
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Specifically, included within Total operating expenses was $8 million and $18 million, respectively, of depreciation of fixed assets and $11 million and $30 million, respectively, of intangible asset amortization for the three months ended March 31, 2017 and 2016.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities presented as discontinued operations within the Company’s Condensed Consolidated Statements of Financial Position (in millions):

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$18	$5
Receivables, net	412	483
Fiduciary assets	591	526
Goodwill	1,338	1,337
Intangible assets, net	322	333
Fixed assets, net	222	215
Other assets	283	295
TOTAL ASSETS	$3,186	$3,194

LIABILITIES
Accounts payable and accrued liabilities	$114	$197
Fiduciary liabilities	591	526
Other liabilities	331	356
TOTAL LIABILITIES	$1,036	$1,079
The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations.  Aon uses a centralized approach to cash management and financing of its operations. Prior to the close of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed.
4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly-liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At March 31, 2017, Cash and cash equivalents and Short-term investments were $633 million compared to $716 million at December 31, 2016. Of the total balances, $86 million and $82 million was restricted as to its use at March 31, 2017 and December 31, 2016, respectively. Included within the March 31, 2017 and December 31, 2016 balances, respectively, were £43.3 million ($54.0 million at March 31, 2017 exchange rates) and £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

Three months ended March 31	2017	2016
Foreign currency remeasurement loss	$(10)	$(17)
(Loss) gain on disposal of business	(2)	35
Equity earnings	6	2
Loss on financial instruments	(4)	(2)
Total	$(10)	$18

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

Three months ended March 31	2017	2016
Balance at January 1	$56	$58
Provision charged to Other general expenses	6	5
Accounts written off, net of recoveries	(3)	(1)
Foreign currency translation	2	—
Balance at March 31	$61	$62
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2017	December 31, 2016
Taxes receivable	$147	$100
Prepaid expenses	125	102
Other	37	45
Total	$309	$247
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2017	December 31, 2016
Investments	121	119
Taxes receivable	80	82
Other	178	159
Total	$379	$360
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2017	December 31, 2016
Deferred revenue	$338	$199
Taxes payable	57	77
Other	378	380
Total	$773	$656

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2017	December 31, 2016
Taxes payable	$317	$288
Deferred revenue	49	49
Leases	135	136
Compensation and benefits	61	56
Other	171	190
Total	$733	$719
6. Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed two acquisitions during the three months ended March 31, 2017 and eight acquisitions during the twelve months ended December 31, 2016. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

	March 31, 2017	December 31, 2016
Cash	$47	$891
Deferred and contingent consideration	5	43
Aggregate consideration transferred	52	934
Assets acquired:
Cash and cash equivalents	1	12
Receivables, net	2	52
Goodwill	33	642
Intangible assets, net	23	366
Fixed assets, net	1	30
Other assets	1	2
Total assets acquired	61	1,104
Liabilities assumed:
Current liabilities	3	163
Other liabilities	6	7
Total liabilities assumed	9	170
Net assets acquired	$52	$934
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2017 Acquisitions
On March 3, 2017, the Company completed the transaction to acquire Finaccord Limited, a market research, publishing and consulting company based in the United Kingdom.
On January 19, 2017, the Company completed the transaction to acquire VERO Management AG, an insurance broker and risk advisor based in Austria.
2016 Acquisitions
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
Dispositions
The Company completed three dispositions during the three months ended March 31, 2017 and two dispositions during the three months ended March 31, 2016.
Total pretax losses recognized, net of gains, were $2 million and total pretax gains recognized, net of losses, were $35 million, respectively, for the three months ended March 31, 2017 and 2016. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Subsequent Events
On May 1, 2017, Aon completed its sale of its benefits administration and business process outsourcing business. Refer to Note 3 “Discontinued Operations” for further information.
7. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of its benefits administration and business process outsourcing business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 1,600 to 1,900 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the plan, consisting of approximately $207 million in employee termination costs, $146 million in technology rationalization costs, $176 million in real estate consolidation costs, $40 million in asset impairments, and $181 million in other costs, including certain separation costs associated with the sale of the benefits administration and business process outsourcing business. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations.
From the inception of the Restructuring Plan through March 31, 2017, 1,065 positions have been eliminated and total expenses of $144 million have been incurred for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred through March 31, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions):

	First Quarter 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$103	$104	$207
Technology rationalization	3	143	146
Lease consolidation	3	173	176
Asset impairments	13	27	40
Other costs associated with restructuring and separation (2)	22	159	181
Total restructuring and related expenses	$144	$606	$750

(1)
Actual costs, when incurred, may vary due to changes in the assumptions built into the Restructuring Plan.  Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with the Restructuring Plan, including costs to separate the Divested Business, as well as moving costs, consulting and legal fees. These costs are generally recognized when incurred.

As of March 31, 2017, the Company’s liabilities for the Restructuring Plan are as follows (in millions):

Restructuring Plan
Balance at January 1, 2017	$—
Expensed	130
Cash payments	(31)
Foreign currency translation and other	9
Balance at March 31, 2017	$108

8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in millions):

Balance as of January 1, 2017	$7,410
Goodwill related to current year acquisitions	33
Goodwill related to disposals	—
Goodwill related to prior year acquisitions	(21)
Foreign currency translation	122
Balance as of March 31, 2017	$7,544
Other intangible assets by asset class are as follows (in millions):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Tradenames	$999	$—	$999	$998	$—	$998

Intangible assets with finite lives:
Customer related and contract based	2,069	1,253	816	2,023	1,198	825
Technology and other	388	317	71	376	309	67
Total	$3,456	$1,570	$1,886	$3,397	$1,507	$1,890
Amortization expense from finite lived intangible assets was $43 million for the three months ended March 31, 2017. Amortization expense from finite lived intangible assets was $37 million for the three months ended March 31, 2016.
The estimated future amortization for finite lived intangible assets as of March 31, 2017 is as follows (in millions):

		Subsequent Event
	As of March 31, 2017	Estimated Impairment Charge (1)	Estimated Tradename Amortization (2)	Revised Estimated Total Future Amortization
Remainder of 2017	$131	$400	$137	$668
2018	155	—	206	361
2019	137	—	206	343
2020	121	—	68	189
2021	87	—	(1)	86
Thereafter	256	—	(17)	239
Total	$887	$400	$599	$1,886

(1)
In the second quarter of 2017, in connection with the completion of the sale of the Divested Business, the Company expects to recognize a non-cash impairment charge to the associated indefinite lived tradename of approximately $400 million. Refer to Note 3 “Discontinued Operations” for further information.

(2)
Additionally, effective May 1, 2017, consistent with operating as one segment, the Company has implemented a three-year strategy to transition to a unified Aon brand.  As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period.

9. Debt
Revolving Credit Facilities
As of March 31, 2017, Aon had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). The Company’s $400 million U.S. credit facility expired in March 2017.

The 2021 Facility includes customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2017, Aon plc did not have borrowings under the 2021 Facility, and was in compliance with all covenants contained therein during the three months ended March 31, 2017.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to $900 million, and Aon plc has established a European multi-currency commercial paper program, which provides for commercial paper to be issued in an aggregate principal amount of up to €300 million ($324 million at March 31, 2017 exchange rates). The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had $384 million and $329 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three months ended March 31, 2017 and 2016 was $367 million and $177 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three months ended March 31, 2017 and 2016 was 0.12% and 0.11%, respectively.
10. Income Taxes
The effective tax rate on net income from continuing operations was 0.1% for the three months ended March 31, 2017. The effective tax rate on net income from continuing operations was 15.9% for the three months ended March 31, 2016. The lower effective tax rate in the first quarter of 2017 was primarily due to changes in the geographical distribution of income, including the estimated impact of the Restructuring Program and accelerated amortization of tradenames, and the impact of share-based payments from adoption of the new share-based compensation guidance. Refer to Note 2 “Accounting Principles and Practices” for additional details.
11. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”) . The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases and increased in November 2014 and February 2017 by incremental increases of $5.0 billion in authorized repurchases at each of those times.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
In the three months ended March 31, 2017, the Company repurchased 1.1 million shares at an average price per share of $114.46, for a total cost of approximately $125 million under the Repurchase Program. The Company recorded an additional $0.6 million of costs associated with the repurchases to retained earnings during the quarter. In the three months ended March 31, 2016, the Company repurchased 7.7 million shares at an average price per share of $97.92, for a total cost of approximately $750 million. At March 31, 2017, the remaining authorized amount for share repurchase under the Repurchase Program was $7.7 billion. Under the Repurchase Program, the Company has repurchased a total of 91.3 million shares for an aggregate cost of approximately $7.3 billion.
Net Income Per Share
Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31
	2017	2016
Basic weighted-average ordinary shares outstanding	264.8	271.7
Dilutive effect of potentially issuable shares	2.2	2.0
Diluted weighted-average ordinary shares outstanding	267.0	273.7
Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three months ended March 31, 2017 and 0.5 million shares excluded from the calculation for the three months ended March 31, 2016.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2016	$(37)	$(1,264)	$(2,611)	$(3,912)
Other comprehensive (loss) income before reclassifications, net	4	146	—	150
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive (loss) income	(10)	—	26	16
Tax benefit (expense)	4	—	(8)	(4)
Amounts reclassified from accumulated other comprehensive (loss) income, net	(6)	—	18	12
Net current period other comprehensive (loss) income	(2)	146	18	162
Balance at March 31, 2017	$(39)	$(1,118)	$(2,593)	$(3,750)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense), Other general expenses, and Compensation and benefits. See Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Compensation and benefits.
12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended March 31
	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	30	43	24	28	6	7
Expected return on plan assets, net of administration expenses	(48)	(64)	(35)	(39)	(11)	(12)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	7	8	13	13	3	3
Net periodic (benefit) cost	$(11)	$(12)	$2	$2	$(2)	$(2)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligation to them. A non-cash settlement charge is expected in the fourth quarter of 2017.
Contributions
The Company expects to contribute approximately $80 million, $87 million, and $18 million, based on exchange rates as of December 31, 2016, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2017. During the three months ended March 31, 2017, contributions of $16 million, $13 million, and $2 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
During the three months ended March 31, 2016, contributions of $17 million, $13 million, and $7 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.

13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31
	2017	2016
Restricted share units (“RSUs”)	$55	$57
Performance share awards (“PSAs”)	19	19
Employee share purchase plans	4	3
Total share-based compensation expense	$78	$79
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands):

	Three months ended March 31
	2017		2016
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	6,195	$89	7,167	$77
Granted	614	119	851	99
Vested	(960)	90	(1,379)	73
Forfeited	(50)	91	(94)	78
Non-vested at end of period	5,799	$92	6,545	$81

(1)	Represents per share weighted-average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $392 million as of March 31, 2017, with a remaining weighted-average amortization period of approximately 2.0 years.
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
Information as of March 31, 2017 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	March 31, 2017	December 31, 2016	December 31, 2015
Target PSAs granted during period	538	750	963
Weighted average fair value per share at date of grant	$115	$100	$96
Number of shares that would be issued based on current performance levels	538	667	1,361
Unamortized expense, based on current performance levels	$62	$39	$32

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
The Company also uses foreign exchange derivatives, typically forward contracts and options, to economically hedge the currency exposure of the Company’s global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30-day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income (expense) in the Condensed Consolidated Statements of Income.
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign exchange contracts:
Accounted for as hedges	$523	$758	$10	$14	$11	$13
Not accounted for as hedges (3)	243	189	1	1	2	1
Total	$766	$947	$11	$15	$13	$14

(1)	Included within Other current assets ($2 million at March 31, 2017 and $6 million at December 31, 2016) or Other non-current assets ($9 million at March 31, 2017 and $9 million at December 31, 2016).

(2)
Included within Other current liabilities ($5 million at March 31, 2017 and $7 million at December 31, 2016) or Other non-current liabilities ($8 million at March 31, 2017 and $7 million at December 31, 2016).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign exchange contracts	$10	$14	$—	$(1)	$10	$13

(1)	Included within Other current assets ($2 million at March 31, 2017 and $4 million at December 31, 2016) or Other non-current assets ($8 million at March 31, 2017 and $9 million at December 31, 2016).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign exchange contracts	$11	$13	$—	$(1)	$11	$12

(1)
Included within Other current liabilities ($5 million at March 31, 2017 and $5 million at December 31, 2016) or Other non-current liabilities ($6 million at March 31, 2017 and $7 million at December 31, 2016).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Three months ended March 31	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$8	$1	$—	$(3)	$6
2016	(2)	(3)	—	(5)	(10)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Three months ended March 31	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2017	$13	$(1)	$—	$(2)	$10
2016	1	—	—	(1)	—
The Company estimates that approximately $15 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2017 and 2016 was immaterial.
During the three months ended March 31, 2017, the Company recorded a gain of $1 million in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three months ended March 31, 2016, the Company recorded a gain of $1 million in Other income for foreign exchange derivatives not designated or qualifying as hedges.
Net Investments in Foreign Operations Risk Management
The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. In 2016, the Company designated a portion of its Euro-denominated commercial paper issuances as a non-derivative hedge of the foreign currency exposure of a net investment in its European operations. The change in fair value of the designated portion of the Euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive income (loss), to the extent it is effective as a hedge. The foreign currency translation adjustment of the hedged net investments that is also recorded in Accumulated other comprehensive income (loss). Ineffective portions of net investment hedges, if any, are reclassified from Accumulated other comprehensive income (loss) into earnings during the period of change.
As of March 31, 2017, the Company has €217 million ($234 million at March 31, 2017 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of March 31, 2017, the unrealized gain recognized in Accumulated other comprehensive income (loss) related to the net investment non derivative hedging instrument was $11 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the three months ended March 31, 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three months ended March 31, 2017.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,649	$1,649	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives: (2)
Foreign exchange contracts	11	—	11	—
Liabilities:
Derivatives:
Foreign exchange contracts	13	—	13	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,371	$1,371	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives: (2)
Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives:
Foreign exchange contracts	14	—	14	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three months ended March 31, 2017 or 2016. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2017 or 2016, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt (1)	$283	$292	$—	$—
Long-term debt	5,610	5,964	5,869	6,264

(1)	Excludes commercial paper program.
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
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible, that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.2 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
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
On June 1, 2007, the International Road Transport Union (“IRU”) sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU’s risk management costs.  IRU sought damages of approximately

CHF 46 million ($46 million at March 31, 2017 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU’s claims. The judgment awarded IRU CHF 16.8 million ($17 million at March 31, 2017 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($28 million at December 31, 2014 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. The Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance. The Aon subsidiary filed an appeal (which is now under submission) to the Swiss Supreme Court. The Aon subsidiary’s maximum liability on appeal is limited to CHF 8.7 million ($9 million at March 31, 2017 exchange rates) and $115,000 (plus interest and costs) beyond what the subsidiary has already paid.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($56 million at March 31, 2017 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($87 million at March 31, 2017 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this potential claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($129 million at March 31, 2017 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon recently learned that the Financial Conduct Authority (FCA) has commenced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue.  Other regulatory agencies may also be conducting formal or informal investigations regarding these matters. In such case,  Aon intends to work diligently with the FCA and other regulatory agencies to ensure they can carry out their work as efficiently as possible.  At this time, in light of the uncertainties and many variables involved, we cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them.   There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $90 million at March 31, 2017, compared to $90 million at December 31, 2016. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $64 million at March 31, 2017 compared to $95 million at December 31, 2016.
17. Segment Information
Beginning in the first quarter of 2017 and following the Transaction described in Note 3 “Discontinued Operations,” the Company began leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. These initiatives reinforce Aon’s return on invested capital (ROIC) decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one company: Aon United.
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which Aon’s CODM uses financial information for the purposes of allocating resources and evaluating performance.  The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth, expense discipline, and collaborative behaviors that maximize value for Aon and its shareholders, regardless of which revenue line it benefits.
Prior period comparative segment information has been restated to conform with current year presentation. In prior periods, the Company did not include unallocated expenses in segment operating income, which represented corporate governance costs not allocated to the previous operating segments. These costs are now reflected within operating expenses for the current and prior period.
Revenue from continuing operations for each of the Company’s principal product and service lines is as follows (in millions):

Three months ended March 31	2017	2016
Commercial Risk Solutions	$984	$961
Reinsurance Solutions	371	371
Retirement Solutions	386	395
Health Solutions	372	292
Data & Analytic Services	268	259
Elimination	—	(2)
Total revenue	2,381	2,276
As Aon is operating as one segment, segment profit or loss is consistent with consolidated reporting as disclosed on the Condensed Consolidated Statements of Income.
The geographic distribution of Aon’s total revenue or long-lived assets did not change as a result of the change in reportable operating segments described above.

18. Guarantee of Registered Securities
As described in Note 16 “Commitments and Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027 and the 6.25% Notes due September 2040 (collectively, the “Aon Corp Notes”). Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
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
The following tables set forth condensed consolidating statements of income for the three months ended March 31, 2017 and 2016, condensed consolidating statements of comprehensive income for the three months ended March 31, 2017 and 2016, condensed consolidating statements of financial position as of March 31, 2017 and December 31, 2016, and condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
As described in Note 1 “Basis of Presentation” and consistent with The Company’s Condensed Consolidated Financial Statements, the following tables present the financial results of the Divested Business as discontinued operations for all periods presented within Non-Guarantor Subsidiaries. The impact of intercompany transactions have been reflected within continuing operations in the Condensed Consolidating Financial Statements.

Condensed Consolidating Statement of Income

	Three months ended March 31, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,381	$—	$2,381
Expenses
Compensation and benefits	52	6	1,403	—	1,461
Information technology	—	—	88	—	88
Premises	—	—	84	—	84
Depreciation of fixed assets	—	—	54	—	54
Amortization of intangible assets	—	—	43	—	43
Other general expenses	5	2	301	—	308
Total operating expenses	57	8	1,973	—	2,038
Operating (loss) income	(57)	(8)	408	—	343
Interest income	—	6	(2)	(2)	2
Interest expense	(45)	(24)	(3)	2	(70)
Intercompany interest income (expense)	3	(136)	133	—	—
Intercompany other (expense) income	(50)	7	43	—	—
Other income (expense)	(10)	12	(20)	8	(10)
Income from continuing operations before income taxes	(159)	(143)	559	8	265
Income tax (benefit) expense	(14)	(54)	68	—	—
(Loss) income from continuing operations	(145)	(89)	491	8	265
Income from discontinued operations, net of tax	—	—	40	—	40
(Loss) income before equity in earnings of subsidiaries	(145)	(89)	531	8	305
Equity in earnings of subsidiaries, net of tax	428	271	182	(881)	—
Net income	283	182	713	(873)	305
Less: Net income attributable to noncontrolling interests	—	—	14	—	14
Net income attributable to Aon shareholders	$283	$182	$699	$(873)	$291

Condensed Consolidating Statement of Income

	Three months ended March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,276	$—	$2,276
Expenses
Compensation and benefits	43	3	1,299	—	1,345
Information technology	—	—	83	—	83
Premises	—	—	82	—	82
Depreciation of fixed assets	—	—	38	—	38
Amortization of intangible assets	—	—	37	—	37
Other general expenses	7	2	262	—	271
Total operating expenses	50	5	1,801	—	1,856
Operating (loss) income	(50)	(5)	475	—	420
Interest income	—	5	4	(7)	2
Interest expense	(45)	(28)	(3)	7	(69)
Intercompany interest income (expense)	4	(133)	129	—	—
Intercompany other (expense) income	(54)	1	53	—	—
Other income (expense)	—	(5)	23	—	18
Income from continuing operations before income taxes	(145)	(165)	681	—	371
Income tax (benefit) expense	(26)	(62)	147	—	59
(Loss) income from continuing operations	(119)	(103)	534	—	312
Income from discontinued operations, net of tax	—	—	25	—	25
(Loss) income before equity in earnings of subsidiaries	(119)	(103)	559	—	337
Equity in earnings of subsidiaries, net of tax	444	356	253	(1,053)	—
Net income	325	253	812	(1,053)	337
Less: Net income attributable to noncontrolling interests	—	—	12	—	12
Net income attributable to Aon shareholders	$325	$253	$800	$(1,053)	$325

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$283	$182	$713	$(873)	$305
Less: Net income attributable to noncontrolling interests	—	—	14	—	14
Net income (loss) attributable to Aon shareholders	283	182	699	(873)	291
Other comprehensive (loss) income, net of tax:
Change in fair value of financial instruments	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	155	(8)	147
Post-retirement benefit obligation	—	8	10	—	18
Total other comprehensive income (loss)	—	6	165	(8)	163
Equity in other comprehensive loss of subsidiaries, net of tax	170	164	170	(504)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive loss attributable to Aon shareholders	170	170	334	(512)	162
Comprehensive income (loss) attributable to Aon shareholders	$453	$352	$1,033	$(1,385)	$453
Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$325	$253	$812	$(1,053)	$337
Less: Net income attributable to noncontrolling interests	—	—	12	—	12
Net income attributable to Aon shareholders	325	253	800	(1,053)	325
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(2)	(5)	—	(7)
Foreign currency translation adjustments	—	11	(90)	—	(79)
Post-retirement benefit obligation	—	13	(214)	—	(201)
Total other comprehensive loss	—	22	(309)	—	(287)
Equity in other comprehensive loss of subsidiaries, net of tax	(287)	(314)	(292)	893	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(287)	(292)	(601)	893	(287)
Comprehensive income (loss) attributable to Aon Shareholders	$38	$(39)	$199	$(160)	$38

Condensed Consolidating Statement of Financial Position

	As of March 31, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,425	$596	$(1,588)	$433
Short-term investments	—	46	154	—	200
Receivables, net	—	—	2,103	—	2,103
Fiduciary assets	—	—	9,162	—	9,162
Intercompany receivables	73	3,215	8,345	(11,633)	—
Current assets of discontinued operations	—	—	3,186	—	3,186
Other current assets	6	12	291	—	309
Total Current Assets	79	4,698	23,837	(13,221)	15,393
Goodwill	—	—	7,544	—	7,544
Intangible assets, net	—	—	1,886	—	1,886
Fixed assets, net	—	—	536	—	536
Non-current deferred tax assets	134	723	172	(678)	351
Intercompany receivables	372	261	8,716	(9,349)	—
Prepaid pension	—	5	888	—	893
Other non-current assets	2	120	257	—	379
Investment in subsidiary	10,707	15,836	(10)	(26,533)	—
TOTAL ASSETS	$11,294	$21,643	$43,826	$(49,781)	$26,982

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$837	$18	$2,065	$(1,588)	$1,332
Short-term debt and current portion of long-term debt	324	60	283	—	667
Fiduciary liabilities	—	—	9,162	—	9,162
Intercompany payables	167	9,799	1,667	(11,633)	—
Current liabilities of discontinued operations	—	—	1,036	—	1,036
Other current liabilities	—	62	711	—	773
Total Current Liabilities	1,328	9,939	14,924	(13,221)	12,970
Long-term debt	4,196	1,413	1	—	5,610
Non-current deferred tax liabilities	—	—	790	(678)	112
Pension, other post-retirement and other post-employment liabilities	—	1,340	391	—	1,731
Intercompany payables	—	8,881	468	(9,349)	—
Other non-current liabilities	16	80	637	—	733
TOTAL LIABILITIES	5,540	21,653	17,211	(23,248)	21,156

TOTAL AON SHAREHOLDERS’ EQUITY	5,754	(10)	26,543	(26,533)	5,754
Noncontrolling interests	—	—	72	—	72
TOTAL EQUITY	5,754	(10)	26,615	(26,533)	5,826
TOTAL LIABILITIES AND EQUITY	$11,294	$21,643	$43,826	$(49,781)	$26,982

Condensed Consolidating Statement of Financial Position

	As of December 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$1,633	$655	$(1,862)	$426
Short-term investments	—	140	150	—	290
Receivables, net	—	3	2,103	—	2,106
Fiduciary assets	—	—	8,959	—	8,959
Intercompany receivables	105	1,880	9,825	(11,810)	—
Current assets of discontinued operations	—	—	1,118	—	1,118
Other current assets	—	25	222	—	247
Total Current Assets	105	3,681	23,032	(13,672)	13,146
Goodwill	—	—	7,410	—	7,410
Intangible assets, net	—	—	1,890	—	1,890
Fixed assets, net	—	—	550	—	550
Non-current deferred tax assets	134	726	171	(706)	325
Intercompany receivables	366	261	8,711	(9,338)	—
Prepaid pension	—	5	853	—	858
Non-current assets of discontinued operations	—	—	2,076	—	2,076
Other non-current assets	2	119	239	—	360
Investment in subsidiary	10,107	17,137	(350)	(26,894)	—
TOTAL ASSETS	$10,714	$21,929	$44,582	$(50,610)	$26,615

LIABILITIES AND EQUITY

Accounts payable and accrued liabilities	$585	$44	$2,837	$(1,862)	$1,604
Short-term debt and current portion of long-term debt	279	50	7	—	336
Fiduciary liabilities	—	—	8,959	—	8,959
Intercompany payables	142	10,399	1,269	(11,810)	—
Current liabilities of discontinued operations	—	—	940	—	940
Other current liabilities	—	63	593	—	656
Total Current Liabilities	1,006	10,556	14,605	(13,672)	12,495
Long-term debt	4,177	1,413	279	—	5,869
Non-current deferred tax liabilities	—	—	759	(658)	101
Pension, other post-retirement and other post-employment liabilities	—	1,356	404	—	1,760
Intercompany payables	—	8,877	461	(9,338)	—
Non-current liabilities of discontinued operations	—	—	139	—	139
Other non-current liabilities	8	77	634	—	719
TOTAL LIABILITIES	5,191	22,279	17,281	(23,668)	21,083

TOTAL AON SHAREHOLDERS’ EQUITY	5,523	(350)	27,244	(26,942)	5,475
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	5,523	(350)	27,301	(26,942)	5,532
TOTAL LIABILITIES AND EQUITY	$10,714	$21,929	$44,582	$(50,610)	$26,615

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by operating activities - continuing operations	$(28)	$1,117	$533	$(1,440)	$182
Cash provided by operating activities - discontinued operations	—	—	58	—	58
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(28)	1,117	591	(1,440)	240

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	565	4	(544)	25
Purchases of investments	—	(4)	(546)	541	(9)
Net purchases of short-term investments - non-fiduciary	—	94	—	—	94
Acquisition of businesses, net of cash acquired	—	—	(46)	—	(46)
Sale of businesses, net of cash sold	—	—	(2)	—	(2)
Capital expenditures	—	—	(34)	—	(34)
Cash provided by investing activities - continuing operations	—	655	(624)	(3)	28
Cash provided by investing activities - discontinued operations	—	—	(15)	—	(15)
CASH USED FOR INVESTING ACTIVITIES	—	655	(639)	(3)	13

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(126)	—	—	—	(126)
Advances from (to) affiliates	290	(1,990)	(17)	1,717	—
Issuance of shares for employee benefit plans	(85)	—	—	—	(85)
Issuance of debt	457	535	—	—	992
Repayment of debt	(421)	(525)	(4)	—	(950)
Cash dividends to shareholders	(87)	—	—	—	(87)
Noncontrolling interests and other financing activities	—	—	(2)	—	(2)
Cash used for financing activities - continuing operations	28	(1,980)	(23)	1,717	(258)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	28	(1,980)	(23)	1,717	(258)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	25	—	25
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(208)	(46)	274	20
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	1,633	660	(1,862)	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD (1)	$—	$1,425	$614	$(1,588)	$451
(1) Includes 18 million of discontinued operations at March 31, 2017.

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by operating activities - continuing operations	$(47)	$(37)	$228	$—	$144
Cash provided by operating activities - discontinued operations	—	—	129	—	129
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(47)	(37)	357	—	273

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	9	4	—	13
Purchases of investments	—	(5)	(9)	—	(14)
Net (purchases) sales of short-term investments - non-fiduciary	—	(244)	17	—	(227)
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Sale of businesses, net of cash sold	—	—	97	—	97
Capital expenditures	—	—	(37)	—	(37)
Cash provided by investing activities - continuing operations	—	(240)	56	—	(184)
Cash provided by investing activities - discontinued operations	—	—	(15)	—	(15)
CASH USED FOR INVESTING ACTIVITIES	—	(240)	41	—	(199)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(685)	—	—	—	(685)
Advances from (to) affiliates	(46)	(219)	(147)	412	—
Issuance of shares for employee benefit plans	(64)	—	(1)	—	(65)
Issuance of debt	996	50	(1)	—	1,045
Repayment of debt	(72)	(100)	(3)	—	(175)
Cash dividends to shareholders	(82)	—	—	—	(82)
Noncontrolling interests and other financing activities	—	—	(42)	—	(42)
Cash used for financing activities - continuing operations	47	(269)	(194)	412	(4)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	47	(269)	(194)	412	(4)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	11	—	11
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	(546)	215	412	81
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD (1)	$—	$1,537	$1,457	$(2,529)	$465
(1) Includes $3 million of discontinued operations at March 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2017 FINANCIAL RESULTS
Aon is a leading global professional services firm providing a broad range of Risk, Retirement and Health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. The divestiture of the benefits administration and business process outsourcing platform represents the next step of our strategy, which is consistent with our journey towards offering advice and solutions, and further aligning Aon’s portfolio around clients’ highest priorities. Further, it reinforces our return on invested capital (ROIC) decision-making process and emphasis on free cash flow.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
On May 1, 2017, the Buyer purchased all of the outstanding equity interests in each of the Divested Business’ subsidiaries, plus certain related assets, for a purchase price of (i) $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities. Cash proceeds from the sale, before taxes and after customary adjustments as set forth in the Purchase Agreement, were $4.2 billion.
Aon and the Buyer entered into certain related transaction agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
In the second quarter of 2017, the Company expects to record a gain on sale, net of taxes, of approximately $500 million and a non-cash impairment charge to its indefinite lived tradename associated with the Divested Business of approximately $400 million as this asset was not sold to the Buyer. Additionally, effective May 1, 2017, the Company has implemented a three-year strategy to discontinue the use of its finite lived and indefinite lived tradenames.  As a result, additional amortization of $137 million, $206 million, $206 million, and $68 million is expected to be recognized in 2017, 2018, 2019, and 2020, respectively.
Business Overview
Beginning in the first quarter of 2017, following the classification of the benefits administration and business process outsourcing business as a discontinued operation, as described above, the Company began operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services.
Commercial Risk Solutions
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  In retail brokerage, our team of expert risk advisors applies a client-focused approach to commercial risk products and services that leverage Aon’s global network of resources, industry-leading data and analytics, and specialized expertise.  Cyber solutions is one of the industry’s premier resources in cyber risk management. Our strategic focus extends to identify and protect critical digital assets supported by best in class transactional capabilities, enhanced coverage expertise, deep carrier relationships, and incident response expertise.  Global risk consulting is a world leading provider of risk consulting services supporting clients to better understand and manage their risk profile through identifying and quantifying the risks they face. We assist clients with the selection and implementation of the appropriate risk transfer, risk retention, and risk mitigation solutions, and ensure the continuity of their operations through claims consulting.  Captives is a leading global captive insurance solutions provider that manages over 1,100 insurance entities worldwide including captives, protected segregated and incorporated cell facilities, as well as entities that support ILS and specialist insurance and reinsurance companies.

Reinsurance Solutions
Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Treaty reinsurance brokerage addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital and rating agency interests. This includes the development of more competitive, innovative and efficient risk transfer options.  Facultative reinsurance brokerage empowers clients to better understand, manage and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative markets. Capital markets is a global investment bank with expertise in M&A, capital raising, strategic advice, restructuring, recapitalization services, and insurance-linked securities.  We work with insurers, reinsurers, investment firms, banks, and corporations to manage complex commercial issues through the provision of corporate finance advisory services, capital markets solutions, and innovative risk management products.
Retirement Solutions

Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, risk management - including pension de-risking, governance, integrated pension administration and legal and compliance consulting. Investment consulting provides public and private companies and other institutions, with advice on developing and maintaining investment programs across a broad range of plan types; including defined benefit plans, defined contribution plans, endowments and foundations.  Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, governance and potentially lower costs. Talent, rewards & performance delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people.  It supports the full employee lifecycle from assessment and selection of the right talent, optimized deployment and engagement to the design, alignment and benchmarking of compensation to business strategy and performance outcomes.
Health Solutions
Health Solutions includes heath and benefits brokerage and healthcare exchanges.  Health and benefits brokerage partners with employers to develop innovative, customized benefits strategies that help manage risk, drive engagement, and promote accountability.  Our private health exchange solutions help employers transform how they sponsor, structure, and deliver health benefits by building and operating a cost effective alternative to traditional employee and retiree healthcare. We seek outcomes of reduced employer costs, risk and volatility, alongside greater coverage and plan choices for individual participants.
Data & Analytic Services
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Affinity specializes in developing, marketing and administering customized insurance programs and specialty market solutions for affinity organizations and their members or affiliates.  Aon InPoint draws on Aon’s proprietary database (Global Risk Insight Platform) and is dedicated to making insurers more competitive through providing data, analytics, engagement and consulting.  ReView draws on Aon’s proprietary database and broker market knowledge to provide advisory services analysis and benchmarking to help reinsurers more effectively meet the needs of cedents through the development of more competitive, innovative and efficient risk transfer options.
Financial Results
The following is a summary of our first quarter of 2017 financial results from continuing operations:

•
For the first quarter of 2017, revenue increased 5%, or $105 million, to $2.4 billion compared to the prior year period due primarily to organic revenue growth of 4% and a 3% increase in commissions and fees related to acquisitions, net of divestitures, which was offset by a 2% unfavorable impact from foreign currency exchange rates.

•
Operating expenses for the first quarter of 2017 were $2.0 billion, an increase of $182 million compared to the prior year period. The increase was due primarily to $144 million of restructuring costs, a $60 million increase in operating expenses related to acquisitions, net of divestitures, and an increase in expense to support 4% organic revenue growth, partially offset by a $42 million favorable impact from currency translation, a $12 million decrease in expense related to certain hedging programs, and $11 million of related to restructuring activities and operational initiatives savings.

•
Operating margin decreased to 14.4% in the first quarter 2017 from 18.5% in the prior year quarter. The decrease compared to the prior year period was driven by an increase in expense due to the factors listed above, partially offset by organic revenue growth of 4%.

•	Due to the factors set forth above, income from continuing operations decreased $47 million, or 15%, to $265 million for the first quarter 2017 compared to the first quarter 2016.

•
Cash flow provided by operating activities was $182 million for the first three months of 2017, an increase of $38 million from $144 million in the first three months of 2016. The increase was driven primarily by operational improvements, partially offset by $31 million of cash restructuring charges.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue, adjusted operating margins, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics from continuing operations for the first quarter of 2017:

•
Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Organic Revenue,” was 4% for the first quarter of 2017, an increase of over 2% organic growth from the prior year first quarter.

•
Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.3% for the first quarter 2017.  Adjusted operating margin was 20.1% for the first quarter 2016. The increase in adjusted operating margin for the first quarter of 2017 as compared to the prior year period primarily reflects organic revenue growth of 4%, a 50 basis point favorable impact from reduced expenses related to certain hedging programs resulting from actions undertaken in consideration of reduced ongoing transactional exposure to the Indian Rupee, a 40 basis point favorable impact from restructuring savings and additional expense discipline, and a 30 basis point favorable impact from foreign currency exchange rates.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.45 per share for the first quarter of 2017, compared to $1.21 per share for the first quarter of 2016.

•
Free cash flow, a non-GAAP measure as defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first three months of 2017 by $41 million, or 38%, to $148 million from the prior year period, driven by an increase of $38 million in cash flow from operations and a decrease of $3 million in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results of operations are as follow (in millions):

	Three Months Ended
(millions, except per share data)	March 31, 2017	March 31, 2016
Revenue
Total revenue	2,381	2,276
Expenses
Compensation and benefits	1,461	1,345
Information technology	88	83
Premises	84	82
Depreciation of fixed assets	54	38
Amortization of intangible assets	43	37
Other general expenses	308	271
Total operating expenses	2,038	1,856
Operating income	343	420
Interest income	2	2
Interest expense	(70)	(69)
Other income (expense)	(10)	18
Income from continuing operations before income taxes	265	371
Income taxes	—	59
Income from continuing operations	265	312
Income from discontinued operations, net of tax	40	25
Net income	305	337
Less: Net income attributable to noncontrolling interests	14	12
Net income attributable to Aon shareholders	$291	$325
Revenue
Total revenue increased by 5%, or $105 million, in the first quarter 2017 compared to the first quarter 2016.  This change reflects 4% organic growth and a 3% increase related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates.
Commercial Risk Solutions organic revenue increased 2% compared to the prior year period due to solid growth across EMEA, Asia, and Pacific regions.
Reinsurance Solutions organic revenue increased 2% compared to the prior year period driven by growth across every product line, including treaty, facultative, and capital markets, partially offset by a modest unfavorable market impact globally.
Retirement Solutions organic revenue increased 3% compared to the prior year period due to growth in investment consulting, primarily for delegated investment management, as well as growth in talent, primarily for compensation and engagement services.
Health Solutions organic revenue increased 14% compared to the prior year period driven by solid growth globally in health & benefits brokerage, including double-digit growth across the Asia and EMEA regions, as well as strong growth in health care exchanges driven by follow-on enrollments on the retiree exchange and certain project-related work.
Data & Analytic Services organic revenue increased 5% compared to the prior year period due to strong growth across Affinity, with particular strength in the U.S. across all product lines.

Compensation and Benefits
Compensation and benefits increased $116 million, or 9%, in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily driven by $103 million of restructuring costs, a $38 million increase in operating expenses related to acquisitions, net of divestitures, and an increase in expense associated with 4% organic revenue growth, partially offset by a $29 million favorable impact from currency translation, a $12 million decrease in expense related to certain hedging programs resulting from actions undertaken in consideration of reduced ongoing transactional exposure to the Indian Rupee, and $6 million of savings related to restructuring activities and operational initiatives.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $5 million, or 6%, in the first quarter of 2017 compared to the first quarter 2016. This increase was primarily driven by $3 million of restructuring costs, as well as other infrastructure investments, partially offset by $5 million of savings related to restructuring activities and operational initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $2 million, or 2%, in the first quarter of 2017 compared to the first quarter 2016. This increase was primarily driven by $3 million of restructuring costs.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily includes software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $16 million, or 42%, in the first quarter of 2017 compared to the first quarter 2016. This increase was primarily driven by $13 million of asset impairments.
Amortization of Intangibles
Amortization of intangibles primarily includes finite lived tradenames, customer lists, and technology assets. Amortization of intangibles increased $6 million, or 16%, in the first quarter of 2017 compared to the first quarter 2016 due to an increase in intangible asset amortization from previous acquisitions.
Other General Expenses
Other general expenses in the first quarter of 2017 increased $37 million, or 14%, compared to the first quarter 2016. This increase was due primarily to $22 million of restructuring costs and a $13 million increase in operating expenses related to acquisitions, net of divestitures.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter 2017, Interest income was $2 million, comparable to first quarter 2016 interest income of $2 million.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $70 million during the first quarter 2017, comparable to first quarter 2016 interest expense of $69 million.
Other Income (Expense)
Other expense was $10 million for the first quarter of 2017, compared to other income of $18 million for the first quarter of 2016.  Other expense for the first quarter of 2017 primarily includes net losses due to the unfavorable impact of exchange rates on the remeasurement of monetary assets and liabilities in non-functional currencies. Other income of $18 million in the first quarter 2016 primarily included $35 million of net gains on the sale of certain businesses, partially offset by a $17 million loss on the remeasurement of monetary assets and liabilities in non-functional currencies.
Income From Continuing Operations before Income Taxes
Income from continuing operations before income taxes for the first quarter of 2017 was $265 million, a 29% decrease from $371 million in the first quarter of 2016 due to the factors discussed above.

Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 0.1% and 15.9% for the quarters ended March 31, 2017 and 2016, respectively. The lower effective tax rate for the three months ended March 31, 2017 was primarily due to changes in the geographical distribution of income, including the estimated impact of the Restructuring Program and accelerated amortization of tradenames, and the impact of share-based payments from adoption of the new share-based compensation guidance.
Income from Discontinued Operations, Net of Tax
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business. The Company has retrospectively classified the results of the Divested Business as discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented. Income from discontinued operations, net of tax, increased $15 million in the first quarter of 2017 as compared to the prior year period. The increase is primarily driven by the reduction in depreciation and amortization expense of $29 million over the prior year comparable quarter as a result of triggering held for sale accounting in 2017, which caused depreciation and amortization of all long-lived assets to cease in February offset by an increase of $12 million in compensation related costs.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the three months ended March 31, 2017 decreased to $291 million, or $1.09 per diluted share, from $325 million, or $1.19 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rate, acquisitions, divestitures, transfers between subsidiaries, fiduciary investment income, and reimbursable expenses.  This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  A reconciliation of this non-GAAP measure to the reported Total revenue is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$984	$961	2%	(2)%	—%	2%	2%
Reinsurance Solutions	371	371	—	(1)	—	(1)	2
Retirement Solutions	386	395	(2)	(4)	—	(1)	3
Health Solutions	372	292	27	(2)	—	15	14
Data & Analytic Services	268	259	3	(1)	—	(1)	5
Elimination	—	(2)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,381	$2,276	5%	(2)%	—%	3%	4%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)	Fiduciary Investment Income for the three months ended March 31, 2017 and 2016, respectively, was $6 million and $5 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, acquisitions, divestitures, transfers between business units, fiduciary investment income, and reimbursable expenses.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of the Company.  Adjusted operating margin excludes the impact of certain items, including intangible asset amortization, because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentage data):

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenue from continuing operations	$2,381	$2,276

Operating income from continuing operations - as reported	$343	$420
Amortization of intangible assets	43	37
Restructuring	144	—
Operating income income from continuing operations - as adjusted	$530	$457

Operating margin from continuing operations - as reported	14.4%	18.5%
Operating margin from continuing operations - as adjusted	22.3%	20.1%

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations - as adjusted	$343	187	$530
Interest income	2	—	2
Interest expense	(70)	—	(70)
Other income	(10)	—	(10)
Income before income taxes from continuing operations - as adjusted	265	187	452
Income taxes (1)	—	50	50
Income from continuing operations - as adjusted	265	137	402
Income from discontinued operations, net of tax (2)	40	8	48
Net income - as adjusted	305	145	450
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders - as adjusted	$291	145	$436

Diluted earnings per share attributable to Aon shareholders
Continuing operations, less noncontrolling interests - as adjusted	$0.94	0.51	$1.45
Discontinued operations	$0.15	0.03	$0.18
Net income - as adjusted	$1.09	0.54	$1.63

Weighted average ordinary shares outstanding - diluted	267.0		267.0

	Three Months Ended March 31, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations - as adjusted	$420	37	$457
Interest income	2	—	2
Interest expense	(69)	—	(69)
Other income	18	—	18
Income before income taxes from continuing operations - as adjusted	371	37	408
Income taxes (1)	59	5	64
Income from continuing operations - as adjusted	312	32	344
Income from discontinued operations, net of tax (2)	25	23	48
Net income - as adjusted	337	55	392
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders - as adjusted	$325	55	$380

Diluted earnings per share attributable to Aon shareholders
Continuing operations - as adjusted	$1.10	0.11	$1.21
Discontinued operations - as adjusted	$0.09	0.09	$0.18
Net income - as adjusted	$1.19	0.20	$1.39

Weighted average ordinary shares outstanding - diluted	273.7		273.7

(1)
The effective tax rates used in the U.S. GAAP financial statements for continuing operations were 0.1% and 15.9% for the three months ended March 31, 2017 and 2016, respectively. Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring expenses, accelerated tradename amortization, and non-cash pension settlement charges anticipated in Q4 2017, which are adjusted at the related jurisdictional rate. The non-GAAP effective tax rates for continuing operations, adjusted for these non-GAAP items, were 11.1% and 15.7% for the three months ended March 31, 2017 and 2016, respectively.

(2)
Adjusted income from discontinued operations, net of tax, excludes intangible asset amortization on discontinued operations of $11 million and $30 million, respectively, for the three months ended March 31, 2017 and 2016. The effective tax rates used in the U.S. GAAP financial statements for discontinued operation were 29.8% and 41.9% for the three months ended March 31, 2017 and 2016, respectively. After adjusting to exclude the applicable tax impact associated with amortization, the adjusted effective tax rates for discontinued operations were 29.4% and 34.2% for the three months ended March 31, 2017 and 2016, respectively.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a non-GAAP measure of our core operating performance. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported cash provided by continuing operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2017	March 31, 2016	Percent Change
Cash Provided By Continuing Operating Activities	$182	$144	26%
Capital Expenditures for Continuing Operations	(34)	(37)	(8)
Free Cash Flow for Continuing Operations	$148	$107	38%
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign exchange rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an immaterial impact on net income per diluted share during the three months ended March 31, 2017 and an unfavorable impact of $0.05 on net income per diluted share during the three months ended March 31, 2016. Currency fluctuations had a $0.01 unfavorable impact on adjusted net income per diluted share during the three months ended March 31, 2017 and an unfavorable impact of $0.05 on adjusted net income per diluted share during the three months ended March 31, 2016. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.
Restructuring Plan
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of our benefits administration and business process outsourcing business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 1,600 to 1,900 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the plan, consisting of approximately $207 million in employee termination costs, $146 million in technology rationalization costs, $176 million in real estate consolidation costs, $40 million in asset impairments and $181 million in other costs including certain separation costs associated with the sale of the Divested Business. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations. We estimate that our annualized savings from the Restructuring Plan will be approximately $400 million by the end of 2019.
From the inception of the Restructuring Plan through March 31, 2017, approximately 1,065 positions have been eliminated and total expenses of $144 million have been incurred for restructuring and related separation charges.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following summarizes restructuring and separation costs by type that have been incurred through March 31, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions):

	First Quarter 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$103	$104	$207
Technology rationalization	3	143	146
Lease consolidation	3	173	176
Asset impairments	13	27	40
Other costs associated with restructuring and separation (2)	22	159	181
Total restructuring and related expenses	$144	606	$750

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

(2)
Other costs associated with the Restructuring Plan, including costs to separate the Divested Business, as well as moving costs, consulting and legal fees. These costs are generally recognized when incurred.

As of March 31, 2017, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance at January 1, 2017	$—
Expensed	130
Cash payments	(31)
Foreign currency translation and other	9
Balance at March 31, 2017	$108

LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flow from operations, available cash reserves, and debt capacity available under our credit facility.  Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
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
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2017 decreased $33 million, or 12%, to $240 million from the prior year period. Net cash provided by operating activities for continuing operations during the three months ended March 31, 2017 increased $38 million, or 26%, to $182 million from the prior year period. Net cash provided by operating activities for discontinued operations during the three months ended March 31, 2017 decreased $71 million, or 55%, to $58 million from the prior year period. These amounts reported net income, as adjusted for gains or losses on sales of businesses, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The total decrease in operating cash from the prior year was primarily driven by increased net income and reductions in pension contributions, as well as working capital improvements.
Pension contributions were $31 million for the three months ended March 31, 2017 as compared to $37 million for the three months ended March 31, 2016. For the remainder of 2017, we expect to contribute approximately $154 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
We expect cash generated by operations for 2017 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Programs, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have a committed credit facility totaling $900 million, all of which was available at March 31, 2017, and can access this facility on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash flow provided by investing activities was $13 million during the three months ended March 31, 2017. Cash flow provided by investing activities in continuing operations was $28 million during the three months ended March 31, 2017 and cash flow used for investing activities in discontinued operations was $15 million during the three months ended March 31, 2017. The primary drivers of the total cash flow provided by investing activities were $94 million in net sale of short-term investments and $16 million of net sale of long-term investments, offset by $49 million of capital expenditures, $46 million of acquisitions of businesses, net of cash acquired, and $2 million of sales of businesses, net of cash sold. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Cash flow used for investing activities was $199 million during the three months ended March 31, 2016. Cash flow used for investing activities in continuing operations was $184 million during the three months ended March 31, 2016 and cash flow used for investing activities in discontinued operations was $15 million during the three months ended March 31, 2016. The primary drivers of the total cash flow used for investing activities were $227 million in net purchases of short-term investments, $52 million of capital expenditures, and $16 million of acquisitions of businesses, net of cash acquired, and $1 million of net purchases of long-term investments, offset by $97 million in proceeds from the sale of businesses.

Financing Activities
Cash flow used for financing activities during the three months ended March 31, 2017 was $258 million, all of which was related to continuing operations. The primary drivers of the cash flow used for financing activities were $126 million of share repurchases, $87 million of dividends paid to shareholders, $85 million in net cash payments related to issuance of shares, and $2 million of transactions with noncontrolling interests and other financing activities, partially offset by $42 million of issuances of debt, net of repayments.
Cash flow used for financing activities during the three months ended March 31, 2016 was $4 million, all of which was related to continuing operations. The primary drivers of cash flow used for financing activities were $685 million of share repurchases, $82 million of dividends paid to shareholders, $65 million in net cash payments related to issuance of shares, and $42 million of transactions with noncontrolling interests and other financing activities, partially offset by $870 million of issuances of debt, net of repayments.
Cash and Investments
At March 31, 2017, our Cash and cash equivalents and Short-term investments were $633 million, a decrease of $83 million from December 31, 2016. This decrease was primarily related to $126 million in share repurchases, $87 million in dividends, $49 million of capital expenditures, and $46 million in acquisitions of businesses, net of cash acquired, partially offset by $240 million cash provided by operations, $94 million in net sales of short-term investments, and $42 million in proceeds from debt issuances, net of repayments.   Of the total balance at March 31, 2017, $86 million was restricted as to its use, which was comprised of $54 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $32 million held as collateral for various business purposes.  At March 31, 2017, $1.6 billion of Cash and cash equivalents and Short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $937 million were held in other countries. We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2017, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
Of the total balance of Cash and cash equivalents and Short-term investments at December 31, 2016, $82 million was restricted as to its use, which was comprised of $53 million of operating funds in the U.K., as required by the Financial Conduct Authority, and $29 million held as collateral for various business purposes. At December 31, 2016, $1.9 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.2 billion were held in other countries.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.7 billion and $3.3 billion at March 31, 2017 and December 31, 2016, respectively, and fiduciary receivables of $5.5 billion and $5.7 billion at March 31, 2017 and December 31, 2016, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
As disclosed in Note 13 “Fair Value Measurements and Financial Instruments” of the Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  The Company’s investments in money market funds are carried at cost as an approximation of fair value.  Consistent with market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
At March 31, 2017, our investments in money market funds had a fair value of $1.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at March 31, 2017 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$433	$—	$2,242	$2,675
Money market funds	—	200	1,449	1,649
Other investments due within one year	—	—	—	—
Cash and short-term investments	433	200	3,691	4,324
Fiduciary receivables	—	—	5,471	5,471
Total	$433	$200	$9,162	$9,795

Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”) The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases and increased in November 2014 and February 2017 by incremental increases of $5.0 billion in authorized repurchases at each of those times.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital. In the first quarter of 2017,we repurchased 1.1 million shares at an average price per share of $114.46 for a total cost of $125 million. We recorded an additional $0.6 million of costs associated with the repurchases to Retained earnings during the quarter. In the first quarter of 2016, we repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of approximately $750 million.
At March 31, 2017, the remaining authorized amount for share repurchase under the Share Repurchase Program is approximately $7.7 billion. Under the Repurchase Program, we have repurchased a total of 91.3 million shares for an aggregate cost of approximately $7.3 billion.
For information regarding share repurchases made during the first quarter of 2017, see Part II, Item 2 of this report.
Distributable Reserves
As a U.K. incorporated company, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2017 and December 31, 2016, we had distributable reserves in excess of $3.8 billion and $1.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Borrowings
Total debt at March 31, 2017 was $6.3 billion, which represents an increase of $72 million compared to December 31, 2016. Commercial paper activity during the three months ended March 31, 2017 included total issuances of $994 million compared to $300 million for the three months ended March 31, 2016, offset by repayments of $947 million compared to $171 million over the same periods. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Credit Facilities
As of March 31, 2017, Aon plc had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). Our $400 million U.S. credit facility expired in March 2017. The 2021 facility is intended to support our commercial paper obligations and our general working capital needs.  In addition, this facility includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  At March 31, 2017, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2021 Facility during the three months ended March 31, 2017.

Our total debt-to-EBITDA ratio at March 31, 2017 and 2016 based on a rolling twelve months is calculated as follows (in millions):

	Twelve months ended
	March 31,
	2017	2016
Net income	$1,398	$1,402
Interest expense	283	277
Income taxes	180	259
Depreciation of fixed assets	238	229
Amortization of intangible assets	264	301
Total EBITDA	$2,363	$2,468
Total Debt	$6,277	$6,597
Total debt-to-EBITDA ratio	2.7	2.7
We use EBITDA for total Aon, as defined by our financial covenants, as a non-GAAP measure. This supplemental information related to EBITDA represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.
Shelf Registration Statement
On September 3, 2015, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (the “SEC”), registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at May 9, 2017 appear in the table below.

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
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $90 million at March 31, 2017, compared to $90 million at December 31, 2016. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $64 million at March 31, 2017, compared to $95 million at December 31, 2016.
Other Liquidity Matters
We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.

Financial Condition
At March 31, 2017, our net assets were $5.8 billion, representing total assets minus total liabilities, an increase from $5.5 billion at December 31, 2016. The increase was due primarily to Net income of $305 million and an increase of $162 million in Accumulated other comprehensive loss, partially offset by $126 million of share repurchases and $87 million of dividend payments for the three months ended March 31, 2017.  Working capital increased by $1,772 million to $2,423 million from December 31, 2016.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss increased $162 million to $3,750 million at March 31, 2017 as compared to $3,912 million at December 31, 2016, which was primarily driven by the following:

•	positive net foreign currency translation adjustments of $146 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies,

•	an increase of $18 million in net post-retirement benefit obligations, and

•	net financial instrument losses of $2 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2016 Annual Report on Form 10-K, other than those described below.
Restructuring
Workforce reduction costs
The method used to account for workforce reduction costs depends on whether the costs result from an ongoing severance plan or are one-time costs. We account for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or we have an established pattern of paying by a specific formula. We recognize these costs when the likelihood of future settlement is probable and the amount of the related benefit is reasonably estimable, or on a straight-line basis over the remaining service period, if applicable.
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
Lease consolidation costs
Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss. The loss reflects our best estimate of the net present value of the future cash flows associated with the lease at the date we provide notice of cancellation in accordance with contractual terms, vacate the property, or sign a sublease arrangement. To determine the loss, we estimate sublease income based on current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we adjust our sublease losses for actual outcomes.
Fair value concepts of one-time workforce reduction costs and lease losses
Accounting guidance requires that our exit and disposal accruals reflect the fair value of the liability. Where material, we discount the lease loss calculations to arrive at their net present value. Most workforce reductions happen over a short span of time, so no discounting is necessary.
For the remaining lease term, we decrease the liability for payments and increase the liability for accretion of the discount, if material. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income in the case of leases could impact the amounts recorded.

Asset impairments
Asset impairments are accounted for in the period when they become known. Furthermore, we record impairments by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life.
Other associated costs of exit and disposal activities
We recognize other costs associated with exit and disposal activities as they are incurred, including separation costs, moving costs and consulting and legal fees.
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Accounting Principles and Practices” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.
INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report and reports we will subsequently file or furnish and have previously filed or furnished with the SEC contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenue; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

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

•	our ability to continue, and the costs associated with, growing, developing and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	impact of the pending sale of our Benefits Administration and HR Business Process Outsourcing Platform;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	our risks and uncertainties in connection with the sale of our Benefits Administration and HR Business Process Outsourcing business; and

•	our ability to realize the expected benefits from our restructuring plan.
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in Part III, Item 1A Risk Factors of this report and in the “Risk Factors” section in Part I, “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2016 Annual Report on Form 10-K.

Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, and the Indian Rupee.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At March 31, 2017, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2017 and 2018, respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would be an immaterial impact during the three months ended March 31, 2017.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share” would be a $0.01 unfavorable impact during the three months ended March 31, 2017 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2017.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II

Other Information

Item 1. Legal Proceedings
See Note 16 “Commitments and Contingencies — Legal” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our 2016 From 10-k.
We have added the risk factor “We may not realize all of the expected benefits from our restructuring plan.”
We have replaced the risk factor, “We are subject to various risks and uncertainties in connection with the pending sale of our Benefits and Administration and HR Business Process Outsourcing (BPO) Platform” with “We are subject to various risks and uncertainties in connection with the sale of our Benefits Administration and HR Business Process Outsourcing business.”
We may not realize all of the expected benefits from our restructuring plan.
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of our benefits administration and business process outsourcing business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 1,600 to 1,900 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the Restructuring Plan, consisting of approximately $207 million in employee termination costs, $146 million in IT rationalization costs, $176 million in real estate realization costs, $40 million in asset impairment costs and $181 million in other costs associated with the restructuring. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations.
We estimate that our annualized savings from the Restructuring Plan will be approximately $400 million by the end of 2019. Actual total costs, savings and timing of the Restructuring Plan may vary from these estimates due to changes in the scope or assumptions underlying the Restructuring Plan.  We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Restructuring Plan could adversely affect our results of operations and financial condition.
We are subject to various risks and uncertainties in connection with the sale of our Benefits Administration and HR Business Process Outsourcing business.

On February 9, 2017, we entered into a Purchase Agreement with Tempo Acquisition, LLC to sell our benefits administration and business process outsourcing business to the Buyer, an entity controlled by affiliates of The Blackstone Group L.P. On May 1, 2017, the transaction was consummated and the Buyer purchased all of the outstanding equity interests in each of the Divested Business’s subsidiaries, plus certain related assets, for a purchase price of (i) $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities.

The Transaction carries inherent risks, including the risk that Aon will not earn the $500 million of additional consideration or otherwise realize the intended value of the Transaction, as well as risks connected with separating the Divested Business from Aon. Because the Divested Business represented 19% of our gross revenues for the fiscal year 2016, our results of operations and financial condition may be materially adversely affected, or may not be accretive to adjusted earnings per share as anticipated, if we fail to effectively reduce our overhead costs to reflect the reduced scale of operations or fail to grow our other business as expected. Additionally, the separation of the Divested Businesses from the rest of Aon’s business will require significant resources, which may disrupt operations or divert management’s attention from Aon’s day-today operations and efforts to grow our other businesses.

Furthermore, we have entered into ongoing commercial arrangements with the Buyer.  If we do not realize the intended benefits of these arrangements, it could affect our results of operations or adversely affect our relationship with clients, partners, colleagues and other third parties.  Additionally, if the Divested Business does not deliver the level of service to which our clients and partners are accustomed, it could adversely affect our relationships with such third parties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/17 - 1/31/17	443,109	$112.84	443,109	$2,773,315,760
2/1/17 - 2/28/17	412,712	115.09	412,712	7,725,816,794
3/1/17 - 3/31/17	236,185	116.38	236,185	7,698,328,694
Total	1,092,006	$114.46	1,092,006	$7,698,328,694

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
Our board of directors authorized the Company’s share repurchase program in April 2012. In February 2017, our board of directors authorized a $5.0 billion increase to the then existing remaining authorization under the share repurchase program. During the first quarter of 2017, we repurchased 1.1 million shares at an average price per share of $114.46 for a total cost of $125 million.

We did not make any unregistered sales of equity in the first quarter.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Not Applicable.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

May 9, 2017	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Separation Agreement entered into between Aon Corporation and Stephen McGill, dated January 24, 2017.
10.2	Amendment No. 1 to Purchase Agreement by and among Aon plc and Tempo Acquisition, LLC, entered into on April 17, 2017
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document