Form 10-Q
period 2017-06-30
Aon plc
filed 2017-08-04
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of August 3, 2017:  254,337,319

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Total revenue	$2,368	$2,282	$4,749	$4,558
Expenses
Compensation and benefits	1,457	1,396	2,918	2,741
Information technology	98	99	186	182
Premises	86	89	170	171
Depreciation of fixed assets	54	41	108	79
Amortization and impairment of intangible assets	460	38	503	75
Other general expenses	331	232	639	503
Total operating expenses	2,486	1,895	4,524	3,751
Operating income	(118)	387	225	807
Interest income	8	3	10	5
Interest expense	(71)	(73)	(141)	(142)
Other income (expense)	(5)	(1)	(15)	17
Income (loss) from continuing operations before income taxes	(186)	316	79	687
Income tax expense (benefit)	(143)	43	(143)	102
Net income (loss) from continuing operations	(43)	273	222	585
Income from discontinued operations, net of tax	821	35	861	60
Net income	778	308	1,083	645
Less: Net income attributable to noncontrolling interests	9	8	23	20
Net income attributable to Aon shareholders	$769	$300	$1,060	$625

Basic net income (loss) per share attributable to Aon shareholders
Continuing operations	$(0.20)	$0.99	$0.75	$2.10
Discontinued operations	3.13	0.13	3.27	0.22
Net income	$2.93	$1.12	$4.02	$2.32
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$(0.20)	$0.98	$0.75	$2.08
Discontinued operations	3.13	0.13	3.24	0.22
Net income	$2.93	$1.11	$3.99	$2.30
Cash dividends per share paid on ordinary shares	$0.36	$0.33	$0.69	$0.63
Weighted average ordinary shares outstanding - basic	262.4	268.0	263.6	269.9
Weighted average ordinary shares outstanding - diluted	262.4	269.8	265.7	271.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$778	$308	$1,083	$645
Less: Net income attributable to noncontrolling interests	9	8	23	20
Net income attributable to Aon shareholders	$769	$300	$1,060	$625
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	4	(4)	2	(11)
Foreign currency translation adjustments	44	(59)	191	(138)
Postretirement benefit obligation	20	51	38	(150)
Total other comprehensive income (loss)	68	(12)	231	(299)
Less: Other comprehensive income attributable to noncontrolling interests	(5)	—	(4)	—
Total other comprehensive income (loss) attributable to Aon shareholders	73	(12)	235	(299)
Comprehensive income attributable to Aon shareholders	$842	$288	$1,295	$326
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position
(Unaudited)

(millions, except nominal value)	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$684	$426
Short-term investments	2,746	290
Receivables, net	2,191	2,106
Fiduciary assets	9,582	8,959
Other current assets	399	247
Current assets of discontinued operations	—	1,118
Total Current Assets	15,602	13,146
Goodwill	7,745	7,410
Intangible assets, net	1,402	1,890
Fixed assets, net	556	550
Deferred tax assets	575	325
Prepaid pension	941	858
Other non-current assets	368	360
Non-current assets of discontinued operations	—	2,076
TOTAL ASSETS	$27,189	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,423	$1,604
Short-term debt and current portion of long-term debt	292	336
Fiduciary liabilities	9,582	8,959
Other current liabilities	2,078	656
Current liabilities of discontinued operations	—	940
Total Current Liabilities	13,375	12,495
Long-term debt	5,631	5,869
Deferred tax liabilities	84	101
Pension, other postretirement and postemployment liabilities	1,688	1,760
Other non-current liabilities	858	719
Non-current liabilities of discontinued operations	—	139
TOTAL LIABILITIES	21,636	21,083

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2017 - 255.7; 2016 - 262.0)	3	3
Additional paid-in capital	5,587	5,577
Retained earnings	3,574	3,807
Accumulated other comprehensive loss	(3,677)	(3,912)
TOTAL AON SHAREHOLDERS' EQUITY	5,487	5,475
Noncontrolling interests	66	57
TOTAL EQUITY	5,553	5,532
TOTAL LIABILITIES AND EQUITY	$27,189	$26,615
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2016	262.0	$5,580	$3,807	$(3,912)	$57	$5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	1,060	—	23	1,083
Shares issued - employee stock compensation plans	2.9	(138)	—	—	—	(138)
Shares purchased	(9.2)	—	(1,160)	—	—	(1,160)
Share-based compensation expense	—	148	—	—	—	148
Dividends to shareholders	—	—	(182)	—	—	(182)
Net change in fair value of financial instruments	—	—	—	2	—	2
Net foreign currency translation adjustments	—	—	—	195	(4)	191
Net postretirement benefit obligation	—	—	—	38	—	38
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(9)	(9)
Balance at June 30, 2017	255.7	$5,590	$3,574	$(3,677)	$66	$5,553
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,083	$645
Less: Income from discontinued operations, net of income taxes	861	60
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	3	(41)
Depreciation of fixed assets	108	79
Amortization and impairment of intangible assets	503	75
Share-based compensation expense	148	144
Deferred income taxes	(227)	15
Change in assets and liabilities:
Fiduciary receivables	10	96
Short-term investments — funds held on behalf of clients	(286)	(409)
Fiduciary liabilities	275	313
Receivables, net	(25)	46
Accounts payable and accrued liabilities	(377)	(335)
Restructuring reserves	178	—
Current income taxes	(25)	(62)
Pension, other postretirement and other postemployment liabilities	(101)	(28)
Other assets and liabilities	30	79
Cash provided by operating activities - continuing operations	436	557
Cash provided by operating activities - discontinued operations	64	207
CASH PROVIDED BY OPERATING ACTIVITIES	500	764
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	29	23
Payments for investments	(32)	(29)
Net sale (purchases) of short-term investments — non-fiduciary	(2,451)	106
Acquisition of businesses, net of cash acquired	(149)	(183)
Sale of businesses, net of cash sold	4,193	103
Capital expenditures	(82)	(68)
Cash provided by (used for) investing activities - continuing operations	1,508	(48)
Cash used for investing activities - discontinued operations	(19)	(36)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	1,489	(84)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,100)	(750)
Issuance of shares for employee benefit plans	(139)	(87)
Issuance of debt	1,651	2,056
Repayment of debt	(1,990)	(1,632)
Cash dividends to shareholders	(182)	(169)
Noncontrolling interests and other financing activities	(10)	(62)
Cash used for financing activities - continuing operations	(1,770)	(644)
Cash used for financing activities - discontinued operations	—	—
CASH USED FOR FINANCING ACTIVITIES	(1,770)	(644)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	34	18
NET INCREASE IN CASH AND CASH EQUIVALENTS	253	54
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	431	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$684	$438
Supplemental disclosures:
Interest paid	$144	$144
Income taxes paid, net of refunds	$108	$89
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
Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results for the three and six months ended June 30, 2017 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2017.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC (the “Buyer”), an entity formed and controlled by affiliates of The Blackstone Group L.P. Pursuant to the Purchase Agreement, the Company sold its benefits administration and business process outsourcing business (the “Divested Business”) to the Buyer and certain designated purchasers that are direct or indirect subsidiaries of the Buyer (the “Transaction”). As a result, the Divested Business’s financial results are reflected in the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Financial Position, and Condensed Consolidated Statements of Cash Flows, retrospectively, as discontinued operations beginning in the first quarter of 2017. Additionally, all Notes to the Condensed Consolidated Financial Statements have been retrospectively restated to only include the impacts of continuing operations, unless noted otherwise. The Transaction closed on May 1, 2017. Refer to Note 3 “Discontinued Operations” for additional information.
Reportable Segments
Beginning in the first quarter of 2017, the Company began operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines that make up our principal products and services. Refer to Note 17 “Segment Information” for additional information.
As a result of these initiatives, Aon made the following changes to its presentation of the Condensed Consolidated Statement of Income beginning in the first quarter of 2017:

•	Commissions, fees and other and Fiduciary investment income are now reported as one Total revenue line item; and

•
Other general expenses has been further broken out to provide greater clarity into charges related to Information technology, Premises, Depreciation of fixed assets, and Amortization and impairment of intangible assets.

Prior period comparable financial information has been reclassified to conform to this presentation.
The Company believes this presentation provides greater clarity into the risks and opportunities that management believes are important and allows users of the financial statements to assess the performance in the same way as the Chief Operating Decision Maker (the “CODM”).
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

2. Accounting Principles and Practices
Adoption of New Accounting Standards
Share-based Compensation
In March 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The new guidance requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement and treated as discrete items in the reporting period.  Further, excess tax benefits are required to be classified along with other income tax cash flows as an operating activity.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.
The Company adopted this guidance on January 1, 2017, with the following impacts:

•
An increase to Deferred tax assets on the Condensed Consolidated Statement of Financial Position of approximately $49 million through a cumulative-effect adjustment to Retained earnings for excess tax benefits not previously recognized, and

•
The recognition of $19 million, or $0.07 per share, income tax benefit from continuing operations related to excess tax benefits in the Condensed Consolidated Statement of Income for the three months ended June 30, 2017, and $48 million, or $0.18 per share, for the six months ended June 30, 2017.

Adoption of the guidance was applied prospectively on the Condensed Consolidated Statement of Cash Flows and prior period comparable information was not restated. Other elements of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance is effective for Aon in the first quarter of 2018. The adoption of this guidance will have no impact on the total results of the Company.  The presentation of results will reflect a change in Operating income offset by an equal change in Other income (expense) for the period.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact and period of adoption that the standard will have on the Condensed Consolidated Financial Statements.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance will require that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e., depreciated, amortized, impaired).  An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance is effective for Aon in the first quarter of 2018, and the Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements.
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
Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. Aon is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements, as well as the method of transition and period of adoption.
Leases
In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from currently effective U.S. GAAP. The new standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Aon is currently evaluating the impact the standard will have on the Condensed Consolidated Financial Statements and period of adoption.

Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values, including disclosure requirements, should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. Aon is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements and period of adoption.
Revenue Recognition
In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenue and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company will adopt this standard in the first quarter of 2018 and is evaluating both methods of transition; however, it is currently anticipated that a modified retrospective adoption approach will be used.
A preliminary assessment to determine the impacts of the new accounting standard has been performed. The Company is currently implementing accounting and operational processes and controls that will be impacted by the new standard, but is still evaluating the quantitative impacts the standard will have on its financial statements.
However, the more significant impacts of the new standard to the Company are anticipated to be as follows:
The Company currently recognizes revenue for certain brokerage activities over a period of time either due to the transfer of value to customers or as the remuneration becomes determinable. Under the new standard, this revenue will be recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements will be recognized in earlier periods under the new standard in comparison to the current guidance and will change the timing and amount of revenue recognized for annual and interim periods. This change is anticipated to result in a significant shift in interim revenue for Reinsurance Solutions. The Company is currently assessing the timing and measurement of revenue recognition under the new standard for certain other services.
Additionally, the new standard provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. These costs are currently expensed as incurred under existing U.S. GAAP. Assets recognized for the costs to obtain a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company plans to apply a practical expedient and recognize the costs of obtaining a contract as an expense when incurred. Assets recognized as costs to fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is expected to commonly be a period of less than one year. The Company is quantifying the nature and amount of costs that would qualify for capitalization and the amount of amortization that will be recognized in each period.

3. Discontinued Operations
On February 9, 2017, the Company entered into the Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
On May 1, 2017, the Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets, for a purchase price of (i) $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities. Cash proceeds after customary adjustments and before taxes due were $4.2 billion.
Aon and the Buyer entered into certain transaction related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
In the second quarter of 2017, the Company recorded an estimated gain on sale, net of taxes, of $798 million and a non-cash impairment charge to its tradename associated with the Divested Business of $380 million as this asset was not sold to the Buyer. The impairment charge is included in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2017.
The Company has classified the results of the Divested Business as discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented. Additionally, the assets and liabilities of the Divested Business were retrospectively classified as discontinued operations in the Company’s Condensed Consolidated Statements of Financial Position upon triggering held for sale criteria in February 2017. These assets and liabilities were sold on May 1, 2017.
The financial results of the Divested Business for the three and six months ended June 30, 2017 and 2016 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents financial results of the Divested Business (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Revenue
Total revenue	$171	$518	$698	$1,047
Expenses
Total operating expenses (1)	156	466	626	952
Operating Income from discontinued operations	15	52	72	95
Other income	11	1	11	1
Income from discontinued operations before income taxes	26	53	83	96
Income taxes	3	18	20	36
Income from discontinued operations excluding gain, net of tax	23	35	63	60
Gain on sale of discontinued operations, net of tax	798	—	798	—
Income from discontinued operations, net of tax	$821	$35	$861	$60

(1)
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. No depreciation or amortization expense was recognized during the three months ended June 30, 2017. Included within total operating expenses for the three months ended June 30, 2016 was $17 million of depreciation of fixed assets and $30 million of intangible asset amortization. Total operating expenses for the six months ended June 30, 2017 and 2016 include, respectively, $8 million and $35 million of depreciation of fixed assets and $11 million and $60 million of intangible asset amortization.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities presented as discontinued operations within the Company’s Condensed Consolidated Statements of Financial Position (in millions):

	June 30, 2017 (1)	December 31, 2016
ASSETS
Cash and cash equivalents	$—	$5
Receivables, net	—	483
Fiduciary assets	—	526
Goodwill	—	1,337
Intangible assets, net	—	333
Fixed assets, net	—	215
Other assets	—	295
TOTAL ASSETS	$—	$3,194

LIABILITIES
Accounts payable and accrued liabilities	$—	$197
Fiduciary liabilities	—	526
Other liabilities	—	356
TOTAL LIABILITIES	$—	$1,079

(1)	All assets and liabilities associated with the Divested Business were sold on May 1, 2017.

The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations.  Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. Cash and cash equivalents of discontinued operations at June 30, 2016 was $4 million.
4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly-liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At June 30, 2017, Cash and cash equivalents and Short-term investments were $3,430 million compared to $716 million at December 31, 2016, an increase of $2,714 million that was primarily related to the receipt of proceeds from the sale of the Divested Business. Of the total balances, $91 million and $82 million was restricted as to its use at June 30, 2017 and December 31, 2016, respectively. Included within the June 30, 2017 and December 31, 2016 balances, respectively, were £42.7 million ($54.3 million at June 30, 2017 exchange rates) and £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds required to be held by the Company in the United Kingdom by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.

5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Foreign currency remeasurement gain (loss)	$(2)	$—	$(12)	$(17)
Gain (loss) on disposal of business	—	6	(2)	41
Equity earnings	3	1	9	3
Loss on financial instruments	(6)	(8)	(10)	(10)
Total	$(5)	$(1)	$(15)	$17
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Balance at beginning of period	$61	$62	$56	$58
Provision charged to Other general expenses	5	6	11	11
Accounts written off, net of recoveries	(7)	(4)	(10)	(6)
Foreign currency translation	—	—	2	1
Balance at end of period	$59	$64	$59	$64
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2017	December 31, 2016
Taxes receivable	$152	$100
Prepaid expenses	143	102
Receivables from the Divested Business (1)	78	—
Other	26	45
Total	$399	$247

(1)	Refer to Note 3 “Discontinued Operations” for additional information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2017	December 31, 2016
Investments	$122	$119
Taxes receivable	88	82
Other	158	159
Total	$368	$360
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2017	December 31, 2016
Deferred revenue	$377	$199
Taxes payable (1)	1,254	77
Other	447	380
Total	$2,078	$656

(1)	Includes accrued taxes payable related to the gain on sale of the Divested Business.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2017	December 31, 2016
Taxes payable	$326	$288
Deferred revenue	46	49
Leases	140	136
Compensation and benefits	59	56
Other	287	190
Total	$858	$719

6. Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed four acquisitions during the six months ended June 30, 2017 and eight acquisitions during the twelve months ended December 31, 2016. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

June 30, 2017
Cash	$148
Deferred and contingent consideration	28
Aggregate consideration transferred	176
Assets acquired:
Cash and cash equivalents	5
Receivables, net	11
Goodwill	119
Intangible assets, net	69
Fixed assets, net	1
Other assets	8
Total assets acquired	213
Liabilities assumed:
Current liabilities	15
Other liabilities	22
Total liabilities assumed	37
Net assets acquired	$176
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates.  The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2017 Acquisitions
On May 31, 2017, the Company completed the transaction to acquire SchneiderGolling IFFOXX Assekuranzmakler AG and SchneiderGolling Industrie Assekuranzmaklergesellschaft mbH from SchneiderGolling Gruppe, a property and casualty broker based in Southern Germany.
On May 2, 2017, the Company completed the transaction to acquire cut-e Assessment Global Holdings Limited, a high-volume online psychometric assessments provider based in Ireland.
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
Dispositions
The Company completed one disposition during the three months ended June 30, 2017 and four dispositions during the six months ended June 30, 2017, excluding the sale of the Divested Business. Refer to Note 3 “Discontinued Operations” for further information. The Company completed two dispositions during the three months ended June 30, 2016 and four dispositions during the six months ended June 30, 2016.
There were no gains recognized on the disposition of businesses for the three months ended June 30, 2017, excluding the sale of the Divested Business. Total pretax gains recognized, net of losses, were $6 million for the three months ended June 30, 2016. Total pretax losses recognized, net of gains, were $2 million for the six months ended June 30, 2017, and total pretax gains recognized, net of losses, were $41 million for the six months ended June 30, 2016. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
7. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. Based on assumptions built into the Restructuring Plan at inception, the Company expected these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 2,400 to 2,850 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the plan, consisting of approximately $303 million in employee termination costs, $146 million in technology rationalization costs, $80 million in lease consolidation costs, $40 million in asset impairments, and $181 million in other costs, including certain separation costs associated with the sale of the Divested Business. Included in the estimated $750 million are $50 million of estimated non-cash charges related to asset impairments and lease consolidations.
From the inception of the Restructuring Plan through June 30, 2017, 1,785 positions have been eliminated and total expenses of $299 million have been incurred for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following summarizes restructuring and separation costs by type that have been incurred through June 30, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated cost may be revised in future periods as these assumptions are updated:

	Three months ended June 30, 2017	Six months ended June 30, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$102	$205	$98	$303
Technology rationalization (2)	7	10	136	146
Lease consolidation (2)	1	4	76	80
Asset impairments	11	24	16	40
Other costs associated with restructuring and separation (2) (3)	34	56	125	181
Total restructuring and related expenses	$155	$299	$451	$750

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

(2)
Contract termination costs included within Lease consolidations for the three and six months ended June 30, 2017 were $1 million and $5 million, respectively. No other contract termination costs were incurred through June 30, 2017. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations and Lease consolidations, respectively, are $9 million and $80 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of June 30, 2017 are as follows (in millions):

Restructuring Plan
Balance at January 1, 2017	$—
Expensed	272
Cash payments	(94)
Foreign currency translation and other	—
Balance at June 30, 2017	$178
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in millions):

Balance as of January 1, 2017	$7,410
Goodwill related to current year acquisitions	119
Goodwill related to disposals	(1)
Goodwill related to prior year acquisitions	24
Foreign currency translation	193
Balance as of June 30, 2017	$7,745
In the second quarter of 2017 and in connection with the completion of the sale of the Divested Business, the Company recognized a non-cash impairment charge to the associated tradenames of $380 million. The fair value of the tradenames was determined using the Relief from Royalty Method. This impairment was included in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income. Refer to Note 3 “Discontinued Operations” for further information.
Other intangible assets by asset class are as follows (in millions):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	2,050	1,307	743	2,023	1,198	825
Tradenames(1)	$1,037	$423	$614	$1,027	$7	$1,020
Technology and other(1)	366	321	45	347	302	45
Total	$3,453	$2,051	$1,402	$3,397	$1,507	$1,890

(1)
Prior to May 1, 2017, finite lived tradenames were classified within Technology and other. For the period ended December 31, 2016, $29 million of gross carrying amount and $7 million of accumulated amortization related to finite-lived tradenames was reclassified from Technology and other to Tradenames.

Additionally, effective May 1, 2017 and consistent with operating as one segment, the Company implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period. The change in estimated useful life resulted in $22 million, or $0.09 per share, additional amortization expense, net of tax, to continuing operations in the three months ended June 30, 2017.
Amortization expense and impairment charges from finite lived intangible assets was $460 million and $503 million for the three and six months ended June 30, 2017, respectively. Amortization expense from finite lived intangible assets was $38 million and $75 million for the three and six months ended June 30, 2016, respectively.

The estimated future amortization for finite lived intangible assets as of June 30, 2017 is as follows (in millions):

As of June 30, 2017
Remainder of 2017	$206
2018	370
2019	351
2020	192
2021	83
Thereafter	200
Total	$1,402
9. Debt
Notes
During the six months ended June 30, 2017, CAD 375 million ($283 million at June 30, 2017 rates) 4.76% Senior Notes due March 2018 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
Revolving Credit Facilities
As of June 30, 2017, Aon plc had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). The Company’s $400 million U.S. credit facility expired in March 2017.
The 2021 Facility includes customary representations, warranties and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2017, Aon plc did not have borrowings under the 2021 Facility, and was in compliance with all covenants contained therein during the six months ended June 30, 2017.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program and a European multi-currency commercial paper program (the “CP Programs”). Commercial paper may be issued in an aggregate principal amount of up to $1.3 billion under the CP Programs, allocated between the two programs as determined by management, not to exceed the amount of committed credit, currently $900 million. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation. In the aggregate, the Company had no commercial paper outstanding at June 30, 2017 and $329 million of commercial paper outstanding at December 31, 2016, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position. The weighted average commercial paper outstanding for the three and six months ended June 30, 2017 was $318 million and $342 million, respectively. The weighted average commercial paper outstanding for the three and six months ended June 30, 2016 was $304 million and $240 million, respectively. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2017 was 0.26% and 0.18%, respectively. The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2016 was 0.59% and 0.41% , respectively.
10. Income Taxes
The effective tax rate on net income (loss) from continuing operations was 76.9% and (181.0)% for the three and six months ended June 30, 2017, respectively. The effective tax rate on net income (loss) from continuing operations was 13.6% and 14.8% for the three and six months ended June 30, 2016, respectively. In the second quarter of 2017, the Company reported a tax benefit of $143 million on a pretax loss of $186 million, which resulted in an effective tax rate of 76.9%. For the six months ended June 30, 2017, the Company reported a tax benefit of $143 million on pretax income of $79 million, which resulted in an effective tax rate of (181.0)%. The primary components of the quarter to date and year to date tax amounts were the non-cash tax benefit from the tradename impairment associated with the Divested Business and the impact of share-based payments from adoption of the new share-based compensation guidance. Refer to Note 2 “Accounting Principles and Practices” for additional details.

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
In the three months ended June 30, 2017, the Company repurchased 8.0 million shares at an average price per share of $128.54, for a total cost of approximately $1.0 billion. The Company recorded an additional $5.1 million of costs associated with the repurchases to retained earnings during the quarter. During the six months ended June 30, 2017, the Company repurchased 9.1 million shares at an average price per share of $126.85, for a total cost of approximately $1.2 billion. The Company recorded an additional $5.8 million of costs associated with the repurchases to retained earnings during the six months ended June 30, 2017. Included in the 8.0 million shares and 9.1 million shares repurchased during the three and six months ended June 30, 2017 were 450 thousand shares that did not settle until July 2017. These shares were settled at an average price per share of $133.24 and total cost of $60.0 million. In the three months ended June 30, 2016, the Company did not repurchase shares under the Repurchase Program. During the six months ended June 30, 2016, the Company repurchased 7.7 million shares at an average price per share of $97.92, for a total cost of approximately $750 million. At June 30, 2017, the remaining authorized amount for share repurchase under the Repurchase Program was $6.7 billion. Under the Repurchase Program, the Company has repurchased a total of 99.3 million shares for an aggregate cost of approximately $8.3 billion.
Net Income (Loss) Per Share
Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Basic weighted-average ordinary shares outstanding	262.4	268.0	263.6	269.9
Dilutive effect of potentially issuable shares	—	1.8	2.1	1.8
Diluted weighted-average ordinary shares outstanding	262.4	269.8	265.7	271.7
Potentially issuable shares are not included in the computation of diluted net income (loss) per share if their inclusion would be antidilutive. Due to the net loss for the three months ended June 30, 2017, 1.9 million shares were excluded from the calculation. There were 0.2 million shares excluded from the calculation for the six months ended June 30, 2017. There were no shares and 0.3 million shares excluded from the calculation for the three and six months ended June 30, 2016, respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2016	$(37)	$(1,264)	$(2,611)	$(3,912)
Other comprehensive income (loss) before reclassifications, net	5	206	—	211
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(11)	54	37
Tax benefit (expense)	3	—	(16)	(13)
Amounts reclassified from accumulated other comprehensive income (loss), net	(3)	(11)	38	24
Net current period other comprehensive income (loss)	2	195	38	235
Balance at June 30, 2017	$(35)	$(1,069)	$(2,573)	$(3,677)

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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended June 30
	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	30	43	24	28	6	7
Expected return on plan assets, net of administration expenses	(49)	(65)	(35)	(39)	(11)	(12)
Amortization of prior-service cost	—	1	1	1	—	—
Amortization of net actuarial loss	8	9	12	12	3	3
Net periodic cost (benefit)	$(11)	$(12)	$2	$2	$(2)	$(2)
Loss on pension settlement	—	61	—	—	—	—
Total net periodic cost (benefit)	$(11)	$49	$2	$2	$(2)	$(2)

	Six months ended June 30
	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	60	86	48	55	12	14
Expected return on plan assets, net of administration expenses	(97)	(129)	(70)	(78)	(22)	(24)
Amortization of prior-service cost	—	1	1	1	—	—
Amortization of net actuarial loss	15	17	25	25	6	5
Net periodic cost (benefit)	$(22)	$(25)	$4	$3	$(4)	$(5)
Loss on pension settlement	—	61	—	—	—	—
Total net periodic cost (benefit)	$(22)	$36	$4	$3	$(4)	$(5)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligation to them. A non-cash settlement charge is expected in the fourth quarter of 2017.
Contributions
The Company expects to make cash contributions of approximately $80 million, $51 million, and $18 million, based on exchange rates as of December 31, 2016, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2017.  On July 1, 2017, the Company made a non-cash contribution of approximately $80 million to its U.S. pension plan. During the three months ended June 30, 2017, cash contributions of $26 million, $13 million, and $9 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2017, cash contributions of $42 million, $26 million, and $11 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
During the three months ended June 30, 2016, cash contributions of $17 million, $6 million, and $3 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2016, cash contributions of $34 million, $19 million, and $10 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.

13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Restricted share units (“RSUs”)	$46	$40	$101	$97
Performance share awards (“PSAs”)	21	24	40	43
Employee share purchase plans	2	1	6	5
Total share-based compensation expense	$69	$65	$147	$145
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands):

	Six months ended June 30
	2017		2016
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	6,195	$89	7,167	$77
Granted	1,497	121	2,025	101
Vested	(2,172)	82	(2,581)	70
Forfeited	(522)	92	(213)	79
Non-vested at end of period	4,998	$101	6,398	$87

(1)	Represents per share weighted-average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $409 million as of June 30, 2017, with a remaining weighted-average amortization period of approximately 2.1 years.
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
Information as of June 30, 2017 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	June 30, 2017	December 31, 2016	December 31, 2015
Target PSAs granted during period	548	752	967
Weighted average fair value per share at date of grant	$114	$100	$96
Number of shares that would be issued based on current performance levels	547	667	1,364
Unamortized expense, based on current performance levels	$57	$33	$21

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign exchange contracts:
Accounted for as hedges	$531	$758	$12	$14	$6	$13
Not accounted for as hedges (3)	237	189	—	1	1	1
Total	$768	$947	$12	$15	$7	$14

(1)	Included within Other current assets ($2 million at June 30, 2017 and $6 million at December 31, 2016) or Other non-current assets ($10 million at June 30, 2017 and $9 million at December 31, 2016).

(2)
Included within Other current liabilities ($4 million at June 30, 2017 and $7 million at December 31, 2016) or Other non-current liabilities ($3 million at June 30, 2017 and $7 million at December 31, 2016).

(3)	These contracts typically are for 30 day durations and are executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
Offsetting of financial assets and derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign exchange contracts	$12	$14	$—	$(1)	$12	$13

(1)	Included within Other current assets ($2 million at June 30, 2017 and $4 million at December 31, 2016) or Other non-current assets ($10 million at June 30, 2017 and $9 million at December 31, 2016).

Offsetting of financial liabilities and derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges:	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Foreign exchange contracts	$6	$13	$—	$(1)	$6	$12

(1)
Included within Other current liabilities ($4 million at June 30, 2017 and $5 million at December 31, 2016) or Other non-current liabilities ($2 million at June 30, 2017 and $7 million at December 31, 2016).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2017 and 2016 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Three months ended June 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$1	$1	$—	$(1)	$1
2016	—	(2)	—	(6)	(8)

Cash Flow Hedge - Foreign Exchange Contracts	Location of reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Recognized in Accumulated Other Comprehensive Loss:
Six months ended June 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$9	$2	$—	$(4)	$7
2016	(2)	(5)	—	(11)	(18)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Three months ended June 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2017	$—	$(1)	$(1)	$(2)	$(4)
2016	—	(1)	(1)	(2)	(4)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):
Six months ended June 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income	Total
2017	$13	$(2)	$(1)	$(4)	$6
2016	1	(1)	(1)	(3)	(4)
The Company estimates that approximately $14 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2017 and 2016 was immaterial.
During the three and six months ended June 30, 2017, the Company recorded a loss of $1 million and a gain of $0.4 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2016, the Company recorded a loss of $2 million and $1 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
As of June 30, 2017, the Company had no outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of June 30, 2017, the unrealized gain recognized in Accumulated other comprehensive income (loss) related to the net investment non derivative hedging instrument was immaterial.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the three and six months ended June 30, 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2017.
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
The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments:
Money market funds consist of institutional prime, treasury, and government money market funds. The Company reviews treasury and government money market funds to obtain reasonable assurance that the fund net asset value is $1 per share, and reviews the floating net asset value of institutional prime money market funds for reasonableness.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$4,117	$4,117	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	10	6	4	—
Derivatives: (2)
Foreign exchange contracts	12	—	12	—
Liabilities:
Derivatives:
Foreign exchange contracts	7	—	7	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,371	$1,371	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives: (2)
Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives:
Foreign exchange contracts	14	—	14	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and six months ended June 30, 2017 or 2016. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and six months ended June 30, 2017 or 2016, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt (1)	$292	$298	$—	$—
Long-term debt	5,631	6,163	5,869	6,264

(1)	Excludes commercial paper program
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
On June 1, 2007, the International Road Transport Union (“IRU”) sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU’s risk management costs.  IRU sought damages of approximately

CHF 46 million ($47 million at June 30, 2017 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU’s claims. The judgment awarded IRU CHF 16.8 million ($17 million at June 30, 2017 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($28 million at December 31, 2014 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. After the Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance, the Aon subsidiary filed an appeal with the Swiss Federal Tribunal. By judgment issued June 16, 2017, the Swiss Federal Tribunal affirmed in part and reversed in part the appellate judgment and remanded the case to the appellate court. IRU and the Aon subsidiary agreed that the Aon subsidiary will pay IRU CHF 15.0 million ($15 million at June 30, 2017 exchange rates) and $344,000. As a result of this agreement, the legal proceedings between IRU and the Aon subsidiary will be discontinued.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($57 million at June 30, 2017 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($89 million at June 30, 2017 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury Earthquakes.  LPC claims damages of approximately NZD 184 million ($134 million at June 30, 2017 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
The Financial Conduct Authority (the “FCA”) commenced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue.  Other regulatory agencies may also be conducting formal or informal investigations regarding these matters. In such case,  Aon intends to work diligently with the FCA and other regulatory agencies to ensure they can carry out their work as efficiently as possible.  At this time, in light of the uncertainties and many variables involved, we cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them.   There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

Aon UK Limited, an indirect wholly-owned subsidiary of the Company, is presently engaged in several internal regulatory reviews and ongoing interactions with the FCA concerning Aon UK Limited’s systems and controls. These interactions may result in additional charges above amounts accrued for in the second quarter in connection with these reviews.
Guarantees and Indemnifications
Redomestication
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of June 30, 2017, the undiscounted maximum potential future payments under the lease guarantee is $108 million, with an estimated fair value of $39 million.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangement, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of June 30, 2017, the undiscounted maximum potential future payments under the performance guarantees were $401 million, with an estimated fair value of $4 million.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $89 million at June 30, 2017, compared to $90 million at December 31, 2016. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $88 million at June 30, 2017 compared to $95 million at December 31, 2016.
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

Revenue from continuing operations for each of the Company’s principal product and service lines is as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2017	2016	2017	2016
Commercial Risk Solutions	$1,042	$990	$2,026	$1,951
Reinsurance Solutions	344	332	715	703
Retirement Solutions	389	405	775	800
Health Solutions	312	281	684	573
Data & Analytic Services	285	275	553	534
Elimination	(4)	(1)	(4)	(3)
Total revenue	2,368	2,282	4,749	4,558
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
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.25% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027 and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth Condensed Consolidating Statements of Income for the three and six months ended June 30, 2017 and 2016, Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, Condensed Consolidating Statements of Financial Position as of June 30, 2017 and December 31, 2016, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
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

Condensed Consolidating Statement of Income

	Three months ended June 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,368	$—	$2,368
Expenses
Compensation and benefits	8	5	1,444	—	1,457
Information technology	—	—	98	—	98
Premises	—	—	86	—	86
Depreciation of fixed assets	—	—	54	—	54
Amortization and impairment of intangible assets	—	—	460	—	460
Other general expenses (income)	4	(6)	333	—	331
Total operating expenses (income)	12	(1)	2,475	—	2,486
Operating income (loss)	(12)	1	(107)	—	(118)
Interest income	—	11	2	(5)	8
Interest expense	(46)	(23)	(7)	5	(71)
Intercompany interest income (expense)	4	(136)	132	—	—
Intercompany other income (expense)	(53)	(16)	69	—	—
Other income (expense)	(12)	(4)	1	10	(5)
Income from continuing operations before income taxes	(119)	(167)	90	10	(186)
Income tax benefit	(8)	(63)	(72)	—	(143)
Net income (loss) from continuing operations	(111)	(104)	162	10	(43)
Income from discontinued operations, net of tax	—	—	821	—	821
net income (loss) before equity in earnings of subsidiaries	(111)	(104)	983	10	778
Equity in earnings of subsidiaries, net of tax	870	635	531	(2,036)	—
Net income	759	531	1,514	(2,026)	778
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$759	$531	$1,505	$(2,026)	$769

Condensed Consolidating Statement of Income

	Three months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,282	$—	$2,282
Expenses
Compensation and benefits	8	3	1,385	—	1,396
Information technology	—	—	99	—	99
Premises	—	—	89	—	89
Depreciation of fixed assets	—	—	41	—	41
Amortization and impairment of intangible assets	—	—	38	—	38
Other general expenses (income)	(1)	2	231	—	232
Total operating expenses	7	5	1,883	—	1,895
Operating income (loss)	(7)	(5)	399	—	387
Interest income	—	4	5	(6)	3
Interest expense	(49)	(26)	(4)	6	(73)
Intercompany interest income (expense)	3	(137)	134	—	—
Intercompany other income (expense)	(57)	(16)	73	—	—
Other income (expense)	2	(4)	5	(4)	(1)
Income (loss) from continuing operations before income taxes	(108)	(184)	612	(4)	316
Income tax expense (benefit)	(20)	(64)	127	—	43
Net income (loss) from continuing operations	(88)	(120)	485	(4)	273
Income from discontinued operations, net of tax	—	—	35	—	35
Net income (loss) before equity in earnings of subsidiaries	(88)	(120)	520	(4)	308
Equity in earnings of subsidiaries, net of tax	392	255	135	(782)	—
Net income	304	135	655	(786)	308
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$304	$135	$647	$(786)	$300

Condensed Consolidating Statement of Income

	Six months ended June 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$4,749	$—	$4,749
Expenses
Compensation and benefits	60	11	2,847	—	2,918
Information technology	—	—	186	—	186
Premises	—	—	170	—	170
Depreciation of fixed assets	—	—	108	—	108
Amortization and impairment of intangible assets	—	—	503	—	503
Other general expenses (income)	9	(4)	634	—	639
Total operating expenses	69	7	4,448	—	4,524
Operating income (loss)	(69)	(7)	301	—	225
Interest income	—	17	—	(7)	10
Interest expense	(91)	(47)	(10)	7	(141)
Intercompany interest income (expense)	7	(272)	265	—	—
Intercompany other income (expense)	(102)	(9)	111	—	—
Other income (expense)	(23)	8	(18)	18	(15)
Income (loss) from continuing operations before income taxes	(278)	(310)	649	18	79
Income tax benefit	(22)	(117)	(4)	—	(143)
Net income (loss) from continuing operations	(256)	(193)	653	18	222
Income from discontinued operations, net of tax	—	—	861	—	861
Net income (loss) before equity in earnings of subsidiaries	(256)	(193)	1,514	18	1,083
Equity in earnings of subsidiaries, net of tax	1,298	906	713	(2,917)	—
Net income	1,042	713	2,227	(2,899)	1,083
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$1,042	$713	$2,204	$(2,899)	$1,060

Condensed Consolidating Statement of Income

	Six months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$4,558	$—	$4,558
Expenses
Compensation and benefits	51	6	2,684	—	2,741
Information technology	—	—	182	—	182
Premises	—	—	171	—	171
Depreciation of fixed assets	—	—	79	—	79
Amortization and impairment of intangible assets	—	—	75	—	75
Other general expenses	6	4	493	—	503
Total operating expenses	57	10	3,684	—	3,751
Operating income (loss)	(57)	(10)	874	—	807
Interest income	—	9	9	(13)	5
Interest expense	(94)	(54)	(7)	13	(142)
Intercompany interest income (expense)	7	(270)	263	—	—
Intercompany other income (expense)	(111)	(15)	126	—	—
Other income (expense)	2	(9)	28	(4)	17
Income (loss) from continuing operations before income taxes	(253)	(349)	1,293	(4)	687
Income tax expense (benefit)	(46)	(126)	274	—	102
Net income (loss) from continuing operations	(207)	(223)	1,019	(4)	585
Income from discontinued operations, net of tax	—	—	60	—	60
Net income (loss) before equity in earnings of subsidiaries	(207)	(223)	1,079	(4)	645
Equity in earnings of subsidiaries, net of tax	836	611	388	(1,835)	—
Net income	629	388	1,467	(1,839)	645
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	$629	$388	$1,447	$(1,839)	$625

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$759	$531	$1,514	$(2,026)	$778
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	759	531	1,505	(2,026)	769
Other comprehensive income, net of tax:
Change in fair value of financial instruments	—	2	2	—	4
Foreign currency translation adjustments	—	—	54	(10)	44
Post-retirement benefit obligation	—	8	12	—	20
Total other comprehensive income	—	10	68	(10)	68
Equity in other comprehensive income of subsidiaries, net of tax	83	71	81	(235)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(5)	—	(5)
Total other comprehensive income attributable to Aon shareholders	83	81	154	(245)	73
Comprehensive income attributable to Aon shareholders	$842	$612	$1,659	$(2,271)	$842
Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$304	$135	$655	$(786)	$308
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	304	135	647	(786)	300
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	2	(6)	—	(4)
Foreign currency translation adjustments	(2)	10	(71)	4	(59)
Post-retirement benefit obligation	—	3	48	—	51
Total other comprehensive income (loss)	(2)	15	(29)	4	(12)
Equity in other comprehensive loss of subsidiaries, net of tax	(14)	(28)	(13)	55	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(16)	(13)	(42)	59	(12)
Comprehensive income attributable to Aon Shareholders	$288	$122	$605	$(727)	$288

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$1,042	$713	$2,227	$(2,899)	$1,083
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	1,042	713	2,204	(2,899)	1,060
Other comprehensive income, net of tax:
Change in fair value of financial instruments	—	—	2	—	2
Foreign currency translation adjustments	—	—	209	(18)	191
Post-retirement benefit obligation	—	16	22	—	38
Total other comprehensive income	—	16	233	(18)	231
Equity in other comprehensive income of subsidiaries, net of tax	253	235	251	(739)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive income attributable to Aon shareholders	253	251	488	(757)	235
Comprehensive income attributable to Aon shareholders	$1,295	$964	$2,692	$(3,656)	$1,295
Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income	$629	$388	$1,467	$(1,839)	$645
Less: Net income attributable to noncontrolling interests	—	—	20	—	20
Net income attributable to Aon shareholders	629	388	1,447	(1,839)	625
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(11)	—	(11)
Foreign currency translation adjustments	(2)	21	(161)	4	(138)
Post-retirement benefit obligation	—	16	(166)	—	(150)
Total other comprehensive income (loss)	(2)	37	(338)	4	(299)
Equity in other comprehensive loss of subsidiaries, net of tax	(301)	(342)	(305)	948	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(303)	(305)	(643)	952	(299)
Comprehensive income (loss) attributable to Aon Shareholders	$326	$83	$804	$(887)	$326

Condensed Consolidating Statement of Financial Position

	As of June 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$2,675	$801	$(2,792)	$684
Short-term investments	—	2,580	166	—	2,746
Receivables, net	—	4	2,187	—	2,191
Fiduciary assets	—	—	9,582	—	9,582
Intercompany receivables	106	4,176	12,476	(16,758)	—
Other current assets	—	37	362	—	399
Current assets of discontinued operations	—	—	—	—	—
Total Current Assets	106	9,472	25,574	(19,550)	15,602
Goodwill	—	—	7,745	—	7,745
Intangible assets, net	—	—	1,402	—	1,402
Fixed assets, net	—	—	556	—	556
Deferred tax assets	134	676	169	(404)	575
Intercompany receivables	380	261	8,729	(9,370)	—
Prepaid pension	—	5	936	—	941
Other non-current assets	2	121	245	—	368
Investment in subsidiary	11,677	16,596	532	(28,805)	—
Non-current assets of discontinued operations	—	—	—	—	—
TOTAL ASSETS	$12,299	$27,131	$45,888	$(58,129)	$27,189

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$2,336	$38	$1,841	$(2,792)	$1,423
Short-term debt and current portion of long-term debt	—	2	290	—	292
Fiduciary liabilities	—	—	9,582	—	9,582
Intercompany payables	186	14,770	1,802	(16,758)	—
Other current liabilities	60	54	1,964	—	2,078
Current liabilities of discontinued operations	—	—	—	—	—
Total Current Liabilities	2,582	14,864	15,479	(19,550)	13,375
Long-term debt	4,216	1,414	1	—	5,631
Deferred tax liabilities	—	—	488	(404)	84
Pension, other post-retirement and other post-employment liabilities	—	1,307	381	—	1,688
Intercompany payables	—	8,895	475	(9,370)	—
Other non-current liabilities	14	119	725	—	858
Non-current liabilities of discontinued operations	—	—	—	—	—
TOTAL LIABILITIES	6,812	26,599	17,549	(29,324)	21,636

TOTAL AON SHAREHOLDERS’ EQUITY	5,487	532	28,273	(28,805)	5,487
Noncontrolling interests	—	—	66	—	66
TOTAL EQUITY	5,487	532	28,339	(28,805)	5,553
TOTAL LIABILITIES AND EQUITY	$12,299	$27,131	$45,888	$(58,129)	$27,189

Condensed Consolidating Statement of Financial Position

	As of December 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
Cash and cash equivalents	$—	$1,633	$655	$(1,862)	$426
Short-term investments	—	140	150	—	290
Receivables, net	—	3	2,103	—	2,106
Fiduciary assets	—	—	8,959	—	8,959
Intercompany receivables	105	1,880	9,825	(11,810)	—
Other current assets	—	25	222	—	247
Current assets of discontinued operations	—	—	1,118	—	1,118
Total Current Assets	105	3,681	23,032	(13,672)	13,146
Goodwill	—	—	7,410	—	7,410
Intangible assets, net	—	—	1,890	—	1,890
Fixed assets, net	—	—	550	—	550
Deferred tax assets	134	726	171	(706)	325
Intercompany receivables	366	261	8,711	(9,338)	—
Prepaid pension	—	5	853	—	858
Other non-current assets	2	119	239	—	360
Investment in subsidiary	10,107	17,131	(356)	(26,882)	—
Non-current assets of discontinued operations	—	—	2,076	—	2,076
TOTAL ASSETS	$10,714	$21,923	$44,576	$(50,598)	$26,615

LIABILITIES AND EQUITY
Accounts payable and accrued liabilities	$585	$44	$2,837	$(1,862)	$1,604
Short-term debt and current portion of long-term debt	279	50	7	—	336
Fiduciary liabilities	—	—	8,959	—	8,959
Intercompany payables	142	10,399	1,269	(11,810)	—
Other current liabilities	—	63	593	—	656
Current liabilities of discontinued operations	—	—	940	—	940
Total Current Liabilities	1,006	10,556	14,605	(13,672)	12,495
Long-term debt	4,177	1,413	279	—	5,869
Deferred tax liabilities	—	—	759	(658)	101
Pension, other post-retirement and other post-employment liabilities	—	1,356	404	—	1,760
Intercompany payables	—	8,877	461	(9,338)	—
Other non-current liabilities	8	77	634	—	719
Non-current liabilities of discontinued operations	—	—	139	—	139
TOTAL LIABILITIES	5,191	22,279	17,281	(23,668)	21,083

TOTAL AON SHAREHOLDERS’ EQUITY	5,523	(356)	27,238	(26,930)	5,475
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	5,523	(356)	27,295	(26,930)	5,532
TOTAL LIABILITIES AND EQUITY	$10,714	$21,923	$44,576	$(50,598)	$26,615

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2017
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$(118)	$999	$1,056	$(1,501)	$436
Cash provided by operating activities - discontinued operations	—	—	64	—	64
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(118)	999	1,120	(1,501)	500

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	567	6	(544)	29
Payments for investments	(16)	(15)	(558)	557	(32)
Net purchases of short-term investments - non-fiduciary	—	(2,440)	(11)	—	(2,451)
Acquisition of businesses, net of cash acquired	—	2	(151)	—	(149)
Sale of businesses, net of cash sold	—	—	4,193	—	4,193
Capital expenditures	—	—	(82)	—	(82)
Cash provided by (used for) investing activities - continuing operations	(16)	(1,886)	3,397	13	1,508
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(16)	(1,886)	3,378	13	1,489

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,100)	—	—	—	(1,100)
Advances from (to) affiliates	1,846	1,977	(4,381)	558	—
Issuance of shares for employee benefit plans	(139)	—	—	—	(139)
Issuance of debt	544	1,102	5	—	1,651
Repayment of debt	(835)	(1,150)	(5)	—	(1,990)
Cash dividends to shareholders	(182)	—	—	—	(182)
Noncontrolling interests and other financing activities	—	—	(10)	—	(10)
Cash provided by (used for) financing activities - continuing operations	134	1,929	(4,391)	558	(1,770)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	134	1,929	(4,391)	558	(1,770)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	34	—	34
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,042	141	(930)	253
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR(1)	—	1,633	660	(1,862)	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,675	$801	$(2,792)	$684

(1)	Includes $5 million of discontinued operations at December 31, 2016.

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$237	$(625)	$949	$(4)	$557
Cash provided by operating activities - discontinued operations	—	—	207	—	207
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	237	(625)	1,156	(4)	764

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	14	9	—	23
Payments for investments	—	(13)	(16)	—	(29)
Net sales of short-term investments - non-fiduciary	—	92	14	—	106
Acquisition of businesses, net of cash acquired	—	—	(183)	—	(183)
Sale of businesses, net of cash sold	—	—	103	—	103
Capital expenditures	—	—	(68)	—	(68)
Cash provided by (used for) investing activities - continuing operations	—	93	(141)	—	(48)
Cash used for investing activities - discontinued operations	—	—	(36)	—	(36)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	93	(177)	—	(84)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(750)	—	—	—	(750)
Advances from (to) affiliates	(211)	348	(321)	184	—
Issuance of shares for employee benefit plans	(87)	—	—	—	(87)
Issuance of debt	1,239	817	—	—	2,056
Repayment of debt	(259)	(1,367)	(6)	—	(1,632)
Cash dividends to shareholders	(169)	—	—	—	(169)
Noncontrolling interests and other financing activities	—	—	(62)	—	(62)
Cash used for financing activities - continuing operations	(237)	(202)	(389)	184	(644)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH USED FOR FINANCING ACTIVITIES	(237)	(202)	(389)	184	(644)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	18	—	18
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(734)	608	180	54
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR(1)	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD(2)	$—	$1,349	$1,850	$(2,761)	$438

(1)	Includes $2 million of discontinued operations at December 31, 2015.

(2)	Includes $4 million of discontinued operations at June 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2017 FINANCIAL RESULTS
Aon is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. The divestiture of the benefits administration and business process outsourcing platform represents the next step of our strategy, which is consistent with our journey towards offering advice and solutions, and further aligning Aon’s portfolio around clients’ highest priorities. Further, it reinforces our return on invested capital (“ROIC”) decision-making process and emphasis on free cash flow.
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
Aon and the Buyer entered into certain transaction related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
In the second quarter of 2017, the Company recorded a gain on sale, net of taxes, of $798 million and a non-cash impairment charge to its tradenames associated with the Divested Business of $380 million as this asset was not sold to the Buyer. Additionally, effective May 1, 2017, consistent with operating as one segment, the Company has implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period. The accelerated amortization and impairment charge are included in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income.
Business Overview
Beginning in the first quarter of 2017, following the classification of the Divested Business as a discontinued operation, the Company began operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five principal products and service revenue lines: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services.
Commercial Risk Solutions
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  In retail brokerage, our team of expert risk advisors applies a client-focused approach to commercial risk products and services that leverage Aon’s global network of resources, industry-leading data and analytics, and specialized expertise.  Cyber solutions is one of the industry’s premier resources in cyber risk management. Our strategic focus extends to identify and protect critical digital assets supported by best-in-class transactional capabilities, enhanced coverage expertise, deep carrier relationships, and incident response expertise.  Global risk consulting is a world leading provider of risk consulting services supporting clients to better understand and manage their risk profile through identifying and quantifying the risks they face. We assist clients with the selection and implementation of the appropriate risk transfer, risk retention, and risk mitigation solutions, and ensure the continuity of their operations through claims consulting.  Captives is a leading global captive insurance solutions provider that manages over 1,100 insurance entities worldwide including captives, protected segregated and incorporated cell facilities, as well as entities that support ILS and specialist insurance and reinsurance companies.

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
Retirement Solutions

Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration. and legal and compliance consulting. Investment consulting provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types; including defined benefit plans, defined contribution plans, endowments and foundations.  Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. Talent, rewards & performance delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people.  It supports the full employee lifecycle from assessment and selection of the right talent, optimized deployment and engagement to the design, alignment and benchmarking of compensation to business strategy and performance outcomes.
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
Financial Results
The following is a summary of our second quarter and first six months of 2017 financial results from continuing operations:

•
For the second quarter of 2017, revenue increased 4%, or $86 million, to $2.4 billion compared to the prior year period due primarily to organic revenue growth of 3% and a 3% increase related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates. For the first six months ended June 30, 2017, revenue increased 4% compared to the prior year period due primarily to organic revenue growth of 4% and a 2% increase related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates.

•
Operating expenses for the second quarter of 2017 were $2.5 billion, an increase of $591 million compared to the prior year period. The increase was due primarily to a $380 million non-cash impairment charge to the tradenames associated with the Divested Business, $155 million of restructuring costs, a $62 million increase in operating expenses related to acquisitions, net of divestitures, $35 million of accelerated amortization related to tradenames to move to the one Aon United brand, $34 million of costs related to regulatory and compliance matters, and an $8 million increase in intangible asset amortization from previous acquisitions, partially offset by $62 million of expense related to certain non-cash pension settlements in the prior year period, a $50 million favorable impact from currency translation and $44 million of savings related to restructuring and other operational improvement initiatives. Operating expenses for the first six months of 2017 increased $773 million compared to the prior year period primarily due to a $380 million non-cash impairment charge to the tradenames associated with the Divested Business, $299 million of restructuring costs, a $121 million increase in operating expenses related to acquisitions, net of divestitures, $35 million of accelerated amortization related to tradenames to move to the one Aon United brand, $34 million of costs related to regulatory and compliance matters, and a $15 million increase in intangible asset amortization from previous acquisitions, partially offset by a $92 million favorable impact from foreign currency exchange rates, $62 million of expense related to certain non-cash pension settlements in the prior year period, and $54 million of savings related to restructuring and other operational improvement initiatives.

•
Operating margin decreased to (5.0)% in the second quarter of 2017 from 17.0% in the prior year period. The decrease compared to the prior year period was driven by an increase in expense due to the factors listed above, partially offset by organic revenue growth of 3%. The decrease from the prior year period and first six months of 2017 was driven by an increase in expense due to the factors listed above, partially offset by organic revenue growth of 4%.

•
Due to the factors set forth above, income from continuing operations decreased $316 million, or 116%, to net loss of $43 million for the second quarter of 2017 compared to the prior year period. During the first six months of 2017, income from continuing operations decreased $363 million, or 62%, to $222 million compared to the first six months of 2016.

•
Cash flow provided by operating activities was $436 million for the first six months of 2017, a decrease of $121 million from $557 million in the prior year period. The decrease was driven primarily by $94 million of restructuring payments and $44 million of transaction related costs.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics from continuing operations for the second quarter of 2017:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 3% for the second quarter, comparable to the organic growth from the prior year period. Organic revenue growth was 4% for the first six months of 2017, an increase from 3% in the prior year period.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.4% for the second quarter of 2017.  Adjusted operating margin was 21.3% for the prior year period. For the first six months of 2017, adjusted operating margin was 22.3% as compared to 20.7% for the prior year period. The increases primarily reflect restructuring savings, organic revenue growth, and underlying operational improvement, partially offset by expenses related to reinvestment.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.45 per share for the second quarter of 2017 and $2.90 in the first six months of 2017, compared to $1.28 per share and $2.50 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2017 by $135 million, or 28% from the prior year period, to $354 million, driven by a decrease of $121 million in cash flow from operations and an increase of $14 million in capital expenditures, including investments in our operating model.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow:

	Three Months Ended		Six Months Ended
(millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue
Total revenue	$2,368	$2,282	$4,749	$4,558
Expenses
Compensation and benefits	1,457	1,396	2,918	2,741
Information technology	98	99	186	182
Premises	86	89	170	171
Depreciation of fixed assets	54	41	108	79
Amortization and impairment of intangible assets	460	38	503	75
Other general expenses	331	232	639	503
Total operating expenses	2,486	1,895	4,524	3,751
Operating income	(118)	387	225	807
Interest income	8	3	10	5
Interest expense	(71)	(73)	(141)	(142)
Other income (expense)	(5)	(1)	(15)	17
Income (loss) from continuing operations before income taxes	(186)	316	79	687
Income tax expense (benefit)	(143)	43	(143)	102
Net income (loss) from continuing operations	(43)	273	222	585
Income from discontinued operations, net of tax	821	35	861	60
Net income	778	308	1,083	645
Less: Net income attributable to noncontrolling interests	9	8	23	20
Net income attributable to Aon shareholders	$769	$300	$1,060	$625
Revenue
Total revenue increased by 4%, or $86 million, in the second quarter 2017 compared to the second quarter 2016.  This change reflects 3% organic growth and a 3% increase related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates. For the first six months of 2017, revenue increased 4%, or $191 million, compared to the prior year period. This change reflects 4% organic growth and a 2% increase related to acquisitions, net of divestitures, partially offset by a 2% unfavorable impact from foreign currency exchange rates.
Commercial Risk Solutions organic revenue growth was 2% in the second quarter and first six months of 2017 compared to the prior year periods driven by solid growth across the U.S., EMEA, and Pacific regions, partially offset by a decline in Latin America.
Reinsurance Solutions organic revenue growth was 6% in the second quarter of 2017 and 4% in the first six months of 2017 compared to the prior year periods driven by strong growth in capital markets, as well as growth in facultative placements and net new business generation in treaty, partially offset by an unfavorable market impact globally.
Retirement Solutions organic revenue growth was 1% in the second quarter of 2017 compared to the second quarter 2016 driven by continued growth in investment consulting, primarily for delegated investment management, partially offset by a decline in our talent practice. Organic revenue growth was 2% in the first six months of 2017 compared to the prior year period driven by growth in investment consulting, primarily for delegated investment management.
Health Solutions organic revenue growth was 5% in the second quarter of 2017 compared to the second quarter 2016 driven by solid growth globally in health & benefits brokerage, highlighted by strong growth in the U.S., Asia, and EMEA regions. Organic revenue growth was 9% for the first six months of 2017 compared to the prior year period driven by solid growth globally in health & benefits brokerage, as well as growth in health care exchanges.

Data & Analytic Services organic revenue growth was 4% in both the second quarter and first six months of 2017 compared to the prior year periods driven by strong growth across Affinity, with particular strength in the U.S.
Compensation and Benefits
Compensation and benefits increased $61 million, or 4%, in the second quarter of 2017 compared to the second quarter of 2016. This increase was primarily driven by $102 million of restructuring costs, a $38 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense associated with 3% organic revenue growth, partially offset by $62 million of expense related to certain non-cash pension settlements in the prior year period, a $38 million favorable impact from foreign currency translation, and $24 million of savings related to restructuring and other operational improvement initiatives. For the first six months of 2017, compensation and benefits increased $177 million, or 6%, compared to the first six months of 2016. The increase was primarily driven by $205 million of restructuring costs and a $73 million increase in expenses related to acquisitions, net of divestitures, partially offset by a $67 million favorable impact from foreign currency translation, $62 million of expense related to certain non-cash pension settlements in the prior year period, and $30 million of savings related to restructuring and other operational improvement initiatives.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $1 million, or 1%, in the second quarter of 2017 compared to the second quarter of 2016. This decrease was primarily driven by $12 million of savings related to restructuring and other operational improvement initiatives and a $2 million favorable impact from foreign currency translation, partially offset by $7 million of restructuring costs. For the first six months of 2017, information technology increased $4 million, or 2%, compared to the prior year period. This increase was primarily driven by $10 million of restructuring charges, partially offset by $17 million of savings related to restructuring and other operational improvement initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $3 million, or 3%, in the second quarter of 2017 compared to the second quarter 2016. This decrease was primarily driven by a $2 million favorable impact from foreign currency translation and $1 million of savings related to restructuring and other operational improvement initiatives, partially offset by $1 million of restructuring costs. For the first six months of 2017, premises decreased $1 million, or 1%, compared to the first six months of 2016. This decrease was primarily driven by a $4 million favorable impact from foreign currency translation and $1 million of savings related to restructuring and other operational improvement initiatives, partially offset by $4 million of restructuring costs.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $13 million, or 32%, in the second quarter of 2017 compared to the second quarter 2016. This increase was primarily driven by $11 million of restructuring costs. For the first six months of 2017, depreciation of fixed assets increased $29 million, or 37%, compared to the first six months of 2016. This increase was primarily driven by $24 million of restructuring costs.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles increased $422 million, or 1,111%, in the second quarter of 2017 compared to the second quarter 2016 and increased $428 million for the first six months of 2017 compared to the prior year period due to a $380 million non-cash impairment charge to the tradenames associated with the sale of the Divested Business and $35 million of accelerated amortization related to tradenames.
Other General Expenses
Other general expenses in the second quarter of 2017 increased $99 million, or 43%, compared to the second quarter of 2016. This increase was due primarily to $34 million of restructuring costs, $34 million of costs related to regulatory and compliance matters, and a $16 million increase in operating expenses related to acquisitions, net of divestitures, partially offset by $7 million of savings from restructuring and other operational improvement initiatives and a $6 million favorable impact from foreign currency translation. For the first six months of 2017, other general expenses increased $136 million, or 27%, compared to the prior year period. This increase was primarily driven by $56 million of restructuring costs, $34 million of costs related to regulatory and compliance matters, and a $32 million increase in operating expenses related to acquisitions, net of divestitures, partially offset by a $13 million favorable impact from foreign currency translation and $7 million of savings related to restructuring and other operational improvement initiatives.

Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter of 2017, Interest income was $8 million, compared to $3 million during the prior year period. For the first six months of 2017, Interest income was $10 million, compared to $5 million during the prior year period. The increase in both periods reflects additional income earned on the proceeds from the sale of the Divested Business.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $71 million during the second quarter of 2017, a decrease from $73 million for the prior year period. For the first six months of 2017, Interest expense was $141 million a decrease from $142 million for the prior year period. The decrease in both periods reflects a modest decrease in total debt outstanding.
Other Income (Expense)
Other expense was $5 million for the second quarter of 2017, compared to $1 million for the second quarter of 2016.  Other expense for the second quarter of 2017 primarily includes losses on certain foreign exchange hedging programs. Other expense of $1 million in the second quarter of 2016 primarily included losses on certain foreign exchange hedging programs and long-term investments, partially offset by the sale of a certain business.
Other expense was $15 million for the first six months of 2017, compared to other income of $17 million for the prior year period.  Other expense for the first six months of 2017 primarily includes net losses due to the unfavorable impact of exchange rates on the remeasurement of monetary assets and liabilities in non-functional currencies and losses on certain foreign exchange hedging programs. Other income of $17 million in the first six months of 2016 primarily included $41 million of net gains on the sale of certain businesses, partially offset by a $17 million loss on the remeasurement of monetary assets and liabilities in non-functional currencies, and losses on certain foreign exchange hedging programs.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the second quarter of 2017 was $(186) million, a 159% decrease from $316 million in the second quarter of 2016, and was $79 million for the first six months of 2017, an 89% decrease from $687 million from the first six months of 2016.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 76.9% and 13.6% for the second quarters of 2017 and 2016, respectively. The effective tax rate on net income from continuing operations was (181.0)% and 14.8% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the Company reported a tax benefit of $143 million on pretax income of $79 million, which resulted in an effective tax rate of (181.0)%. The primary components of this tax amount were the non-cash tax benefit from the tradename impairment associated with the Divested Business and the impact of share-based payments from adoption of the new share-based compensation guidance.
Income from Discontinued Operations, Net of Tax
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business. The Company has retrospectively classified the results of the Divested Business as discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented. Income from discontinued operations, net of tax, increased $786 million in the second quarter of 2017 as compared to the prior year period. The increase is primarily driven by a $798 million gain on sale of the Divested Business. Income from discontinued operations, net of tax, increased $801 million in the first six months of 2017 as compared to the prior year period. The increase is primarily driven by a $798 million gain on sale of the Divested Business.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the three months ended June 30, 2017 increased to $769 million, or $2.93 per diluted share, from $300 million, or $1.11 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the six months of 2017 increased to $1,060 million, or $3.99 per diluted share, from $625 million, or $2.30 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rate, acquisitions, divestitures, transfers between subsidiaries, fiduciary investment income, and reimbursable expenses.  This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,042	$990	5%	(1)%	—%	4%	2%
Reinsurance Solutions	344	332	4	(1)	—	(1)	6
Retirement Solutions	389	405	(4)	(4)	—	(1)	1
Health Solutions	312	281	11	(1)	—	7	5
Data & Analytic Services	285	275	4	(1)	—	1	4
Elimination	(4)	(1)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,368	$2,282	4%	(2)%	—%	3%	3%

	Six Months Ended
	June 30, 2017	June 30, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$2,026	$1,951	4%	(1)%	—%	3%	2%
Reinsurance Solutions	715	703	2	(1)	—	(1)	4
Retirement Solutions	775	800	(3)	(4)	—	(1)	2
Health Solutions	684	573	19	(2)	—	12	9
Data & Analytic Services	553	534	4	(1)	—	1	4
Elimination	(4)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,749	$4,558	4%	(2)%	—%	2%	4%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)
Fiduciary investment income for the three months ended June 30, 2017 and 2016, respectively, was $7 million and $5 million. Fiduciary Investment Income for the six months ended June 30, 2017 and 2016, respectively, was $13 million and $10 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, acquisitions, divestitures, transfers between business units, fiduciary investment income, and reimbursable expenses.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of the Company.  Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue from continuing operations	$2,368	$2,282	$4,749	$4,558

Operating income from continuing operations - as reported	$(118)	$387	$225	$807
Amortization and impairment of intangible assets	460	38	503	75
Restructuring	155	—	299	—
Regulatory and compliance matters	34	—	34	—
Pension settlement	—	62	—	62
Operating income income from continuing operations - as adjusted	$531	$487	$1,061	$944

Operating margin from continuing operations - as reported	(5.0)%	17.0%	4.7%	17.7%
Operating margin from continuing operations - as adjusted	22.4%	21.3%	22.3%	20.7%
Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, along with related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows:

	Three Months Ended June 30, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$(118)	649	$531
Interest income	8	—	8
Interest expense	(71)	—	(71)
Other income	(5)	—	(5)
Income before income taxes from continuing operations	(186)	649	463
Income taxes (1)	(143)	215	72
Net income from continuing operations	(43)	434	391
Income from discontinued operations, net of tax (2)	821	(799)	22
Net income	778	(365)	413
Less: Net income attributable to noncontrolling interests	9	—	9
Net income attributable to Aon shareholders	$769	(365)	$404

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$(0.20)	1.65	$1.45
Discontinued operations	$3.13	(3.05)	$0.08
Net income	$2.93	(1.40)	$1.53

Weighted average ordinary shares outstanding - diluted	262.4	1.9	264.3

	Three Months Ended June 30, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$387	100	$487
Interest income	3	—	3
Interest expense	(73)	—	(73)
Other income	(1)	—	(1)
Income before income taxes from continuing operations	316	100	416
Income taxes (1)	43	19	62
Net income from continuing operations	273	81	354
Income from discontinued operations, net of tax (2)	35	23	58
Net income	308	104	412
Less: Net income attributable to noncontrolling interests	8	—	8
Net income attributable to Aon shareholders	$300	104	$404

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.98	0.30	$1.28
Discontinued operations	$0.13	0.09	$0.22
Net income	$1.11	0.39	$1.50

Weighted average ordinary shares outstanding - diluted	269.8	—	269.8

	Six Months Ended June 30, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$225	836	$1,061
Interest income	10	—	10
Interest expense	(141)	—	(141)
Other income	(15)	—	(15)
Income before income taxes from continuing operations	79	836	915
Income taxes (1)	(143)	265	122
Net income from continuing operations	222	571	793
Income from discontinued operations, net of tax (2)	861	(791)	70
Net income	1,083	(220)	863
Less: Net income attributable to noncontrolling interests	23	—	23
Net income attributable to Aon shareholders	$1,060	(220)	$840

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.75	2.15	$2.90
Discontinued operations	$3.24	(2.98)	$0.26
Net income	$3.99	(0.83)	$3.16

Weighted average ordinary shares outstanding - diluted	265.7	—	265.7

	Six Months Ended June 30, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$807	137	$944
Interest income	5	—	5
Interest expense	(142)	—	(142)
Other income	17	—	17
Income before income taxes from continuing operations	687	137	824
Income taxes (1)	102	24	126
Net income from continuing operations	585	113	698
Income from discontinued operations, net of tax (2)	60	46	106
Net income	645	159	804
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$625	159	$784

Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.08	0.42	$2.50
Discontinued operations	$0.22	0.17	$0.39
Net income	$2.30	0.59	$2.89

Weighted average ordinary shares outstanding - diluted	271.7	—	271.7

(1)
The effective tax rates used in the U.S. GAAP financial statements for continuing operations were 76.9% and (181.0)%, respectively, for the three and six months ended June 30, 2017. Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring expenses, accelerated tradename amortization, impairment charges, regulatory and compliance provisions, and non-cash pension settlement charges anticipated in Q4 2017, which are adjusted at the related jurisdictional rate. After adjusting to exclude the applicable tax impact, the adjusted effective tax rates for continuing operations were 15.6% and 13.3%, respectively, for the three and six months ended June 30, 2017. The effective tax rates used in the U.S. GAAP financial statements for continuing operations were 13.6% and 14.8%, respectively, for the three and six months ended 2016. Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with non-cash pension charges settled in Q2 2016, which are adjusted at the related jurisdictional rate. After adjusting to exclude the applicable tax impact, the adjusted effective tax rates for continuing operations were 14.9% and 15.3%, respectively, for the three and six months ended 2016.

(2)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale and intangible asset amortization on discontinued operations of $1,972 million and $0 million, respectively, for the three months ended June 30, 2017 and $1,972 million and $11 million for the six months ended June 30, 2017. The effective tax rates used in the U.S. GAAP financial statements for discontinued operation were 59.0% and 58.1%, respectively, for the three months and six months ended June 30, 2017. After adjusting to exclude the applicable tax impact associated with the gain on sale and intangible asset amortization, the adjusted effective tax rates for discontinued operations were 16.2% and 25.9%, respectively, for the three months and six months ended June 30, 2017. Adjusted income from discontinued operations, net of tax, excludes intangible asset amortization on discontinued operations of $30 million and $60 million, respectively, for the three months and six months ended June 30, 2016. The effective tax rates used in the U.S. GAAP financial statements for discontinued operation were 34.0% and 37.5% for the three and six months ended 2016, respectively. After adjusting to exclude the applicable tax impact associated with amortization, the adjusted effective tax rates for discontinued operations were 30.1% and 32.1% for the three and six months ended 2016, respectively.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported cash provided by continuing operating activities is as follows (in millions, except percentages):

	Six Months Ended
	June 30, 2017	June 30, 2016	Percent Change
Cash Provided by Continuing Operating Activities	$436	$557	(22)%
Capital Expenditures Used for Continuing Operations	(82)	(68)	21
Free Cash Flow Provided By Continuing Operations	$354	$489	(28)%
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in more than 100 countries, foreign exchange rate fluctuations have a significant impact on our business.  Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign exchange rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.05 on net income per diluted share during the three and six months ended June 30, 2017. Currency fluctuations had no impact and an unfavorable impact of $0.05, respectively, on net income per diluted share during the three and six months ended June 30, 2016. Currency fluctuations had a favorable impact of $0.02 and $0.01, respectively, on adjusted net income per diluted share during the three and six months ended June 30, 2017 and no impact and an unfavorable impact of $0.05, on adjusted net income per diluted share during the three and six months ended June 30, 2016. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.
Restructuring Plan
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 2,400 to 2,850 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the plan, consisting of approximately $303 million in employee termination costs, $146 million in technology rationalization costs, $80 million in real estate consolidation costs, $40 million in asset impairments and $181 million in other costs including certain separation costs associated with the sale of the Divested Business. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations. We estimate that our annualized savings from the Restructuring Plan will be approximately $400 million by the end of 2019.
From the inception of the Restructuring Plan through June 30, 2017, approximately 1,785 positions have been eliminated and a total of $299 million of restructuring and related separation charges have been incurred.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred through June 30, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended June 30, 2017	Six months ended June 30, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$102	$205	$98	$303
Technology rationalization (2)	7	10	136	146
Lease consolidation (2)	1	4	76	80
Asset impairments	11	24	16	40
Other costs associated with restructuring and separation (2) (3)	34	56	125	181
Total restructuring and related expenses	$155	$299	$451	$750

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

(2)
Contract termination costs included within Lease consolidations for the three and six months ended June 30, 2017 were $1 million and $5 million, respectively. No other contract termination costs were incurred through June 30, 2017. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations and Lease consolidations, respectively, are $9 million and $80 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of June 30, 2017, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance at January 1, 2017	$—
Expensed	272
Cash payments	(94)
Foreign currency translation and other	—
Balance at June 30, 2017	$178
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
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2017 decreased $264 million, or 35%, to $500 million from the prior year period. Net cash provided by operating activities for continuing operations during the six months ended June 30, 2017 decreased $121 million, or 22%, from the prior year period to $436 million. Net cash provided by operating activities for discontinued operations during the six months ended June 30, 2017 decreased $143 million, or 69%, from the prior year period to $64 million. These amounts represent net income reported, as adjusted for gains or losses on sales of businesses, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization and impairments, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The total decrease in operating cash from the prior year was primarily driven by lower net income and increases in pension contributions.
Pension contributions were $79 million for the six months ended June 30, 2017, as compared to $63 million for the six months ended June 30, 2016. For the remainder of 2017, we expect to contribute approximately $70 million in cash to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.  On July 1, 2017, the Company made non-cash contributions of approximately $80 million to its U.S. pension plan.
We expect cash generated by operations for 2017 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facility to accommodate any timing differences in cash flows.  We have a committed credit facility totaling $900 million, all of which was available at June 30, 2017, and can access this facility on a same day or next day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash flow provided by investing activities was $1,489 million during the six months ended June 30, 2017. During the six months ended June 30, 2017, cash flow provided by investing activities in continuing operations was $1,508 million and cash flow used for investing activities in discontinued operations was $19 million. The primary driver of the total cash flow provided by investing activities was $4,193 million of sales of businesses, net of cash sold, offset by $2,451 million in net purchases of short-term investments, $149 million of acquisitions of businesses, net of cash acquired, and $101 million of capital expenditures in continuing and discontinued operations, and $3 million of net purchases of long-term investments. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Cash flow used for investing activities was $84 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, cash flow used for investing activities in continuing operations was $48 million and cash flow used for investing activities in discontinued operations was $36 million. The primary drivers of the total cash flow used for investing activities were $183 million of acquisitions of businesses, net of cash acquired, $104 million of capital expenditures in continuing and discontinued operations, and $6 million of net purchases of long-term investments, offset by $106 million in net sales of short-term investments and $103 million in proceeds from the sale of businesses.
Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2017 was $1,770 million, all of which was related to continuing operations. The primary drivers of the cash flow used for financing activities were $1,100 million of share repurchases, $339 million of repayments of debt, net of issuances, $182 million of dividends paid to shareholders, $139 million in net cash payments related to issuance of shares, and $10 million of transactions with noncontrolling interests and other financing activities.
Cash flow used for financing activities during the six months ended June 30, 2016 was $644 million, all of which was related to continuing operations. The primary drivers of cash flow used for financing activities were $750 million of share repurchases, $169 million of dividends paid to shareholders, $87 million in net cash payments related to issuance of shares, and $62 million of transactions with noncontrolling interests and other financing activities, partially offset by $424 million of issuances of debt, net of repayments.
Cash and Investments
At June 30, 2017, our Cash and cash equivalents and Short-term investments were $3,430 million, an increase of $2,714 million from December 31, 2016. This increase was primarily related to $4,193 million received in connection with the Divested Business and $500 million cash provided by operations, partially offset by $1,100 million in share repurchases, $339 million in repayments of debt issuances, net of issuances, $182 million in dividends, $149 million in acquisitions of businesses, net of cash acquired, and $101 million of capital expenditures.  Of the total balance at June 30, 2017, $91 million was restricted as to its use, which was comprised of £42.7 million ($54.3 million at June 30, 2017 exchange rates) of operating funds in the U.K., as required by the Financial Conduct Authority, and $37 million held as collateral for various business purposes.  At June 30, 2017, $5.3 billion of Cash and cash equivalents and Short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.9 billion were held in other countries. We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2017, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
Of the total balance of Cash and cash equivalents and Short-term investments at December 31, 2016, $82 million was restricted as to its use, which was comprised of £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds in the U.K., as required by the Financial Conduct Authority, and $29 million held as collateral for various business purposes. At December 31, 2016, $1.9 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.2 billion were held in other countries.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $3.7 billion and $3.3 billion at June 30, 2017 and December 31, 2016, respectively, and fiduciary receivables of $5.9 billion and $5.7 billion at June 30, 2017 and December 31, 2016, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
As disclosed in Note 13 “Fair Value Measurements and Financial Instruments” of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
At June 30, 2017, our investments in money market funds had a fair value of $4.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at June 30, 2017 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$684	$—	$2,341	$3,025
Money market funds	—	2,746	1,371	4,117
Cash and short-term investments	684	2,746	3,712	7,142
Fiduciary receivables	—	—	5,870	5,870
Total	$684	$2,746	$9,582	$13,012
Share Repurchase Program
The Company has a share repurchase program authorized by its Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases and increased in November 2014 and February 2017 by incremental increases of $5.0 billion in authorized repurchases at each of those times.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital. In the second quarter of 2017, we repurchased 8.0 million shares at an average price per share of $128.54 for a total cost of $1.0 billion. We recorded an additional $5.1 million of costs associated with the repurchases to retained earnings during the quarter. During the six months ended June 30, 2017, we repurchased 9.1 million shares at an average price per share of $126.85, for a total cost of $1.2 billion. The Company recorded an additional $5.8 million of costs associated with the repurchases to retained earnings during the six months ended June 30, 2017. Included in the 8.0 million shares and 9.1 million shares repurchased during the three and six months ended June 30, 2017 was 450 thousand shares that did not settle until July 2017. These shares were settled at an average price per share of $133.24 and total cost of $60.0 million. In the second quarter of 2016, the Company did not repurchase shares under the Repurchase Program. During the six months ended June 30, 2016, we repurchased 7.7 million shares at an average price per share of $97.92 for a total cost of approximately $750 million.
At June 30, 2017, the remaining authorized amount for share repurchase under the Repurchase Program is approximately $6.7 billion. Under the Repurchase Program, we have repurchased a total of 99.3 million shares for an aggregate cost of approximately $8.3 billion.
For information regarding share repurchases made during the second quarter of 2017, see Part II, Item 2 of this report.
Distributable Reserves
As a U.K. company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2017 and December 31, 2016, we had distributable reserves in excess of $2.7 billion and $1.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Borrowings
Total debt at June 30, 2017 was $5.9 billion, which represents a decrease of $282 million compared to December 31, 2016. Commercial paper activity during the three and six months ended June 30, 2017 included total issuances of $654 million and $1,648 million, respectively, compared to $1,008 million and $1,308 million, respectively, for the three and six months ended June 30, 2016, offset by repayments of $1,050 million and $1,997 million, respectively, during the three and six months ended June 30, 2017, compared to $953 million and $1,125 million, respectively, for the three and six months ended June 30, 2016. The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

Credit Facilities
As of June 30, 2017, Aon plc had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). Our $400 million U.S. credit facility expired in March 2017. The 2021 facility is intended to support our commercial paper obligations and our general working capital needs.  In addition, this facility includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  During the second quarter of 2017, Aon amended the consolidated EBITDA definition within our 2021 Facility to exclude non-cash pension expenses and restructuring charges, not to exceed the total estimated costs of $750 million. At June 30, 2017, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2021 Facility during the three and six months ended June 30, 2017.
Our total debt-to-EBITDA ratio at June 30, 2017 and 2016 based on a rolling twelve months is calculated as follows (in millions):

	Rolling twelve months ended
	June 30,
	2017	2016
Net income	$890	$1,304
Interest expense	281	282
Income taxes	(97)	200
Depreciation of fixed assets	191	161
Amortization and impairment of intangible assets	585	159
Restructuring charges	275	—
Non-cash pension expense	125	36
Total EBITDA	$2,250	$2,142
Total Debt	$5,923	$6,158
Total debt-to-EBITDA ratio	2.6	2.9
The debt-to-EBITDA ratio was retrospectively restated to exclude the impact of discontinued operations related to the sale of the Divested Business. Refer to Note 3 “Discontinued Operations” of Notes to Condensed Consolidated Financial Statements for further information.
We use EBITDA for continuing operations, as defined by our financial covenants, as a non-GAAP measure. This supplemental information related to EBITDA represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.
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
The major rating agencies’ ratings of our debt at August 4, 2017 appear in the table below.

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

Guarantees and Indemnifications
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of June 30, 2017, the undiscounted maximum potential future payments under the lease guarantee were $108 million, with an estimated fair value of $39 million.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangement, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of June 30, 2017, the undiscounted maximum potential future payments under the performance guarantees were $401 million, with an estimated fair value of $4 million.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $89 million at June 30, 2017, compared to $90 million at December 31, 2016. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $88 million at June 30, 2017, compared to $95 million at December 31, 2016.
Other Liquidity Matters
We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
Financial Condition
At June 30, 2017, our net assets representing total assets minus total liabilities were $5.6 billion, an increase from $5.5 billion at December 31, 2016. The increase was due primarily to Net income of $1,083 million, a decrease of $235 million in Accumulated other comprehensive loss, and an increase of $49 million due to the adoption of the share-based compensation guidance in the first quarter of 2017, partially offset by $1,160 million of share repurchases and $182 million of dividend payments for the six months ended June 30, 2017.  Working capital increased by $1,576 million to $2,227 million from December 31, 2016.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss decreased $235 million to $3,677 million at June 30, 2017 as compared to $3,912 million at December 31, 2016, which was primarily driven by the following:

•	positive net foreign currency translation adjustments of $195 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies,

•	an increase of $38 million in net post-retirement benefit obligations, and

•	net financial instrument gains of $2 million.
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
Asset impairments
Asset impairments are accounted for in the period when they become known. Furthermore, we record impairments by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life. Asset impairments are included in Depreciation in the Condensed Consolidated Statements of Income.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars and Euros, but most of their expenses are incurred in British Pounds.  At June 30, 2017, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to both U.S. Dollar and Euro transactions for the years ending December 31, 2017 and 2018, respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable impact of $0.05 during the three and six months ended June 30, 2017.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share” would have a favorable impact of $0.02 and $0.01, respectively, during the three and six months ended June 30, 2017 if we were to translate prior year results at current quarter exchange rates.

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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2017.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of our benefits administration and business process outsourcing business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 2,400 to 2,850 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the Restructuring Plan, consisting of approximately $303 million in employee termination costs, $146 million in IT rationalization costs, $80 million in real estate realization costs, $40 million in asset impairment costs and $181 million in other costs associated with the restructuring. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations.
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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/17 - 4/30/17	837,564	$119.39	837,564	$7,598,328,724
5/1/17 - 5/31/17	3,877,896	126.34	3,877,896	7,108,403,638
6/1/17 - 6/30/17	3,296,735	133.45	3,296,735	6,668,439,388
Total	8,012,195	$128.54	8,012,195	$6,668,439,388

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
Our board of directors authorized the Company’s share repurchase program in April 2012. In November 2014 and February 2017, our board of directors authorized incremental increases of $5.0 billion each time. During the second quarter of 2017, we repurchased 8.0 million shares at an average price per share of $128.54 for a total cost of $1.0 billion. Included in the 8.0 million shares repurchased was 450 thousand shares, which are included in the above table, that did not settle until July 2017. These shares were settled at an average price per share of $133.24 and total cost of $60.0 million.

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

Aon plc
(Registrant)

August 4, 2017	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Second Amendment to the Aon Deferred Compensation Plan, effective April 19, 2017.
10.2	Transition and Separation Agreement entered into between Aon Corporation and Kristi Savacool, dated April 25, 2017.
10.3
Amendment No. 1 to the Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited, the banks, financial institutions and other institutional lenders party to the Credit Agreement, dated June 21, 2017.

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