Form 10-Q
period 2017-09-30
Aon plc
filed 2017-10-27
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 26, 2017:  249,897,712

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Total revenue	$2,340	$2,201	$7,089	$6,759
Expenses
Compensation and benefits	1,419	1,300	4,337	4,041
Information technology	109	99	295	281
Premises	89	86	259	257
Depreciation of fixed assets	40	39	148	118
Amortization and impairment of intangible assets	101	42	604	117
Other general expenses	317	267	956	770
Total operating expenses	2,075	1,833	6,599	5,584
Operating income	265	368	490	1,175
Interest income	10	1	20	6
Interest expense	(70)	(70)	(211)	(212)
Other income (expense)	(5)	10	(20)	27
Income from continuing operations before income taxes	200	309	279	996
Income tax expense (benefit)	4	25	(139)	127
Net income from continuing operations	196	284	418	869
Income (loss) from discontinued operations, net of tax	(4)	42	857	102
Net income	192	326	1,275	971
Less: Net income attributable to noncontrolling interests	7	7	30	27
Net income attributable to Aon shareholders	$185	$319	$1,245	$944

Basic net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.74	$1.03	$1.49	$3.13
Discontinued operations	(0.02)	0.16	3.28	0.38
Net income	$0.72	$1.19	$4.77	$3.51
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.73	$1.03	$1.48	$3.11
Discontinued operations	(0.01)	0.15	3.26	0.37
Net income	$0.72	$1.18	$4.74	$3.48
Cash dividends per share paid on ordinary shares	$0.36	$0.33	$1.05	$0.96
Weighted average ordinary shares outstanding - basic	255.6	267.5	260.9	269.1
Weighted average ordinary shares outstanding - diluted	257.3	269.6	262.9	271.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$192	$326	$1,275	$971
Less: Net income attributable to noncontrolling interests	7	7	30	27
Net income attributable to Aon shareholders	$185	$319	$1,245	$944
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	11	—	13	(11)
Foreign currency translation adjustments	243	(89)	434	(227)
Postretirement benefit obligation	18	18	56	(132)
Total other comprehensive income (loss)	272	(71)	503	(370)
Less: Other comprehensive income attributable to noncontrolling interests	7	—	3	—
Total other comprehensive income (loss) attributable to Aon shareholders	265	(71)	500	(370)
Comprehensive income attributable to Aon shareholders	$450	$248	$1,745	$574
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position
(Unaudited)

(millions, except nominal value)	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$749	$426
Short-term investments	1,640	290
Receivables, net	2,068	2,106
Fiduciary assets	9,292	8,959
Other current assets	518	247
Current assets of discontinued operations	—	1,118
Total Current Assets	14,267	13,146
Goodwill	7,888	7,410
Intangible assets, net	1,341	1,890
Fixed assets, net	545	550
Deferred tax assets	565	325
Prepaid pension	1,020	858
Other non-current assets	298	360
Non-current assets of discontinued operations	—	2,076
TOTAL ASSETS	$25,924	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,588	$1,604
Short-term debt and current portion of long-term debt	305	336
Fiduciary liabilities	9,292	8,959
Other current liabilities	1,289	656
Current liabilities of discontinued operations	—	940
Total Current Liabilities	12,474	12,495
Long-term debt	5,662	5,869
Deferred tax liabilities	83	101
Pension, other postretirement and postemployment liabilities	1,612	1,760
Other non-current liabilities	846	719
Non-current liabilities of discontinued operations	—	139
TOTAL LIABILITIES	20,677	21,083

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2017 - 250.8; 2016 - 262.0)	3	3
Additional paid-in capital	5,670	5,577
Retained earnings	2,914	3,807
Accumulated other comprehensive loss	(3,412)	(3,912)
TOTAL AON SHAREHOLDERS' EQUITY	5,175	5,475
Noncontrolling interests	72	57
TOTAL EQUITY	5,247	5,532
TOTAL LIABILITIES AND EQUITY	$25,924	$26,615
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2016	262.0	$5,580	$3,807	$(3,912)	$57	$5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	1,245	—	30	1,275
Shares issued - employee stock compensation plans	3.3	(117)	—	—	—	(117)
Shares purchased	(14.5)	—	(1,913)	—	—	(1,913)
Share-based compensation expense	—	214	—	—	—	214
Dividends to shareholders	—	—	(274)	—	—	(274)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	431	3	434
Net postretirement benefit obligation	—	—	—	56	—	56
Purchases of shares from noncontrolling interests	—	(4)	—	—	(1)	(5)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(17)	(17)
Balance at September 30, 2017	250.8	$5,673	$2,914	$(3,412)	$72	$5,247
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,275	$971
Less: Income from discontinued operations, net of income taxes	857	102
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	2	(41)
Depreciation of fixed assets	148	118
Amortization and impairment of intangible assets	604	117
Share-based compensation expense	214	210
Deferred income taxes	(208)	(7)
Change in assets and liabilities:
Fiduciary receivables	986	1,538
Short-term investments — funds held on behalf of clients	(701)	(419)
Fiduciary liabilities	(285)	(1,119)
Receivables, net	144	175
Accounts payable and accrued liabilities	(237)	(246)
Restructuring reserves	170	—
Current income taxes	(785)	(80)
Pension, other postretirement and other postemployment liabilities	(142)	(70)
Other assets and liabilities	(39)	107
Cash provided by operating activities - continuing operations	289	1,152
Cash provided by operating activities - discontinued operations	64	323
CASH PROVIDED BY OPERATING ACTIVITIES	353	1,475
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	43	31
Payments for investments	(55)	(47)
Net sale (purchases) of short-term investments — non-fiduciary	(1,344)	(108)
Acquisition of businesses, net of cash acquired	(172)	(198)
Sale of businesses, net of cash sold	4,194	104
Capital expenditures	(125)	(107)
Cash provided by (used for) investing activities - continuing operations	2,541	(325)
Cash used for investing activities - discontinued operations	(19)	(46)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	2,522	(371)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,888)	(1,037)
Issuance of shares for employee benefit plans	(118)	(70)
Issuance of debt	1,651	2,729
Repayment of debt	(1,998)	(2,308)
Cash dividends to shareholders	(274)	(258)
Noncontrolling interests and other financing activities	(21)	(71)
Cash used for financing activities - continuing operations	(2,648)	(1,015)
Cash used for financing activities - discontinued operations	—	—
CASH USED FOR FINANCING ACTIVITIES	(2,648)	(1,015)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	91	10
NET INCREASE IN CASH AND CASH EQUIVALENTS	318	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	431	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$749	$483
Supplemental disclosures:
Interest paid	$195	$196
Income taxes paid, net of refunds	$854	$153
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
Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2017.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC (the “Buyer”), an entity formed and controlled by affiliates of The Blackstone Group L.P. Pursuant to the Purchase Agreement, the Company sold its benefits administration and business process outsourcing business (the “Divested Business”) to the Buyer and certain designated purchasers that are direct or indirect subsidiaries of the Buyer (the “Transaction”). As a result, the Divested Business’s financial results are reflected in the Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Financial Position, and Condensed Consolidated Statements of Cash Flows, retrospectively, as discontinued operations beginning in the first quarter of 2017. Additionally, all of the Notes to Condensed Consolidated Financial Statements have been retrospectively restated to only include the impacts of continuing operations, unless noted otherwise. The Transaction closed on May 1, 2017. Refer to Note 3 “Discontinued Operations” for additional information.
Reportable Segments
Beginning in the first quarter of 2017, the Company began operating as one segment that includes all of Aon’s continuing operations, which provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines that make up our principal products and services. Refer to Note 17 “Segment Information” for additional information.
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
The Company adopted this guidance on January 1, 2017, with the following impacts:

•
An increase to Deferred tax assets on the Condensed Consolidated Statement of Financial Position of approximately $49 million through a cumulative-effect adjustment to Retained earnings for excess tax benefits not previously recognized, and

•
The recognition of $5 million, or $0.02 per share, income tax benefit from continuing operations related to excess tax benefits in the Condensed Consolidated Statement of Income for the three months ended September 30, 2017, and $53 million, or $0.20 per share, for the nine months ended September 30, 2017.

Adoption of the guidance was applied prospectively on the Condensed Consolidated Statement of Cash Flows and prior period comparable information was not restated. Other elements of the guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
Accounting Standards Issued But Not Yet Adopted
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the effect of a hedging instrument to be presented in the same income statement line as the hedged item. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The new guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements and the period in which it plans to adopt.
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Condensed Consolidated Statement of Income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit cost in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance is effective for Aon in the first quarter of 2018. The adoption of this guidance will have no impact on the total results of the Company.  The presentation of results will reflect a change in Operating income offset by an equal change in Other income (expense) for the period.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the period of adoption and the impact that the standard will have on the Condensed Consolidated Financial Statements.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance will require that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e., depreciated, amortized, or impaired).  An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance is effective for Aon in the first quarter of 2018, and the Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements.
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
Leases
In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the Condensed Consolidated Statement of Financial Position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from currently effective U.S. GAAP. The new standard will be effective for the Company in the first quarter of 2019, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Aon is currently evaluating the impact the standard will have on the Condensed Consolidated Financial Statements and period of adoption.
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
Revenue Recognition
In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for Aon in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenue and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. The Company will adopt this standard in the first quarter of 2018 using a modified retrospective adoption approach.
A preliminary assessment to determine the impacts of the new accounting standard has been performed. The Company is currently implementing accounting and operational processes and controls to ensure compliance with the new standard, but is still evaluating the quantitative impacts the standard will have on its financial statements.
However, the more significant impacts of the new standard to the Company are anticipated to be as follows:
The Company currently recognizes revenue either at a point in time or over a period of time based on the transfer of value to customers or as the remuneration becomes determinable. Under the new standard, the revenue related to certain brokerage activities recognized over a period of time will be recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements will be recognized in earlier periods under the new standard in comparison to the current guidance and will change the timing and amount of revenue recognized for annual and interim periods. This change is anticipated to result in a significant shift in interim revenue for Reinsurance Solutions and certain other brokerage services. The Company is currently assessing the timing and measurement of revenue recognition under the new standard for certain other services, including advisory, where limited impacts are anticipated.
Additionally, the new standard provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. The majority of these costs are currently expensed as incurred under existing U.S. GAAP. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company plans to apply a practical expedient and recognize the costs of obtaining a contract as an expense when incurred. Assets recognized for the costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is generally expected to be less than one year. The Company is quantifying the nature and amount of costs that would qualify for capitalization and the amount of amortization that will be recognized in each period.

3. Discontinued Operations
On February 9, 2017, the Company entered into the Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
On May 1, 2017, the Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities, for a purchase price of $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and deferred consideration of up to $500 million. Cash proceeds after customary adjustments and before taxes due were $4.2 billion.
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
In the nine months ended September 30, 2017, the Company recorded an estimated gain on sale, net of taxes, of $803 million and a non-cash impairment charge to its tradenames associated with the Divested Business of $380 million as these assets were not sold to the Buyer. The impairment charge is included in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income for the nine months ended September 30, 2017.
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
The financial results of the Divested Business for the three and nine months ended September 30, 2017 and 2016 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Revenue
Total revenue	$—	$559	$698	$1,606
Expenses
Total operating expenses	14	491	640	1,443
Operating income from discontinued operations	(14)	68	58	163
Other income	(1)	(1)	10	—
Income from discontinued operations before income taxes	(15)	67	68	163
Income taxes	(6)	25	14	61
Income from discontinued operations excluding gain, net of tax	(9)	42	54	102
Gain on sale of discontinued operations, net of tax	5	—	803	—
Income from discontinued operations, net of tax	$(4)	$42	$857	$102
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. No depreciation or amortization expense was recognized during the three months ended September 30, 2017. Included within Total operating expenses for the three months ended September 30, 2016 was $18 million of depreciation of fixed assets and $30 million of intangible asset amortization. Total operating expenses for the nine months ended September 30, 2017 and 2016 include, respectively, $8 million and $53 million of depreciation of fixed assets and $11 million and $90 million of intangible asset amortization.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities presented as discontinued operations within the Company’s Condensed Consolidated Statements of Financial Position (in millions):

	September 30, 2017 (1)	December 31, 2016
ASSETS
Cash and cash equivalents	$—	$5
Receivables, net	—	483
Fiduciary assets	—	526
Goodwill	—	1,337
Intangible assets, net	—	333
Fixed assets, net	—	215
Other assets	—	295
TOTAL ASSETS	$—	$3,194

LIABILITIES
Accounts payable and accrued liabilities	$—	$197
Fiduciary liabilities	—	526
Other liabilities	—	356
TOTAL LIABILITIES	$—	$1,079

(1)	All assets and liabilities associated with the Divested Business were sold on May 1, 2017.
The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations.  Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. Cash and cash equivalents of discontinued operations at September 30, 2016 was $3 million.
4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly-liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At September 30, 2017, Cash and cash equivalents and Short-term investments were $2,389 million compared to $716 million at December 31, 2016, an increase of $1,673 million that was primarily related to the receipt of proceeds from the sale of the Divested Business. Of the total balances, $98 million and $82 million was restricted as to its use at September 30, 2017 and December 31, 2016, respectively. Included within the September 30, 2017 and December 31, 2016 balances, respectively, were £42.7 million ($57.5 million at September 30, 2017 exchange rates) and £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds required to be held by the Company in the United Kingdom by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.

5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Foreign currency remeasurement gain (loss)	$(20)	$3	$(32)	$(14)
Gain (loss) on disposal of business	—	—	(2)	41
Equity earnings	2	4	11	7
Gain (loss) on financial instruments	16	3	6	(7)
Other	(3)	—	(3)	—
Total	$(5)	$10	$(20)	$27
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Balance at beginning of period	$59	$64	$56	$58
Provision charged to Other general expenses	5	4	16	15
Accounts written off, net of recoveries	—	(5)	(10)	(11)
Foreign currency translation	(5)	—	(3)	1
Balance at end of period	$59	$63	$59	$63
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2017	December 31, 2016
Taxes receivable	$208	$100
Prepaid expenses	158	102
Receivables from the Divested Business (1)	124	—
Other	28	45
Total	$518	$247

(1)	Refer to Note 3 “Discontinued Operations” for additional information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2017	December 31, 2016
Investments	$44	$119
Taxes receivable	88	82
Other	166	159
Total	$298	$360
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2017	December 31, 2016
Deferred revenue	$331	$199
Taxes payable (1)	537	77
Other	421	380
Total	$1,289	$656

(1)	Includes accrued taxes payable related to the gain on sale of the Divested Business.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2017	December 31, 2016
Taxes payable	$333	$288
Deferred revenue	45	49
Leases	145	136
Compensation and benefits	61	56
Other	262	190
Total	$846	$719

6. Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed eight acquisitions during the nine months ended September 30, 2017 and eight acquisitions during the twelve months ended December 31, 2016. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

For the nine months ended September 30, 2017
Cash	$164
Deferred and contingent consideration	32
Aggregate consideration transferred	$196

Assets acquired:
Cash and cash equivalents	$7
Receivables, net	11
Goodwill	121
Intangible assets, net	90
Fixed assets, net	1
Other assets	10
Total assets acquired	240
Liabilities assumed:
Current liabilities	18
Other non-current liabilities	26
Total liabilities assumed	44
Net assets acquired	$196
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates.  The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2017 Acquisitions
On August 31, 2017, the Company completed the transaction to acquire Mark Kelly Insurance and Financial Services PTY LTD, an Australia-based broker servicing the insurance needs of commercial clients in and around the Townsville regional center.
On August 28, 2017, the Company completed the transaction to acquire a certain portfolio in the Charlotte office of The Hays Group, Inc. d/b/a Hays Companies.
On July 27, 2017, the Company completed the transaction to acquire Grupo Innovac Sociedad de Correduría de Seguros, S.A, an insurance broker based in Valencia, Spain.
On July 3, 2017, the Company completed the transaction to acquire PWZ AG, an independent insurance broker based in Zurich, Switzerland.
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
Dispositions
The Company completed no dispositions during the three months ended September 30, 2017 and four dispositions during the nine months ended September 30, 2017, excluding the sale of the Divested Business. Refer to Note 3 “Discontinued Operations” for further information. The Company completed no dispositions during the three months ended September 30, 2016 and four dispositions during the nine months ended September 30, 2016.
There were no gains recognized on the disposition of businesses for the three months ended September 30, 2017 and 2016, excluding the sale of the Divested Business. Total pretax losses recognized, net of gains, were $2 million for the nine months ended September 30, 2017, and total pretax gains recognized, net of losses, were $41 million for the nine months ended September 30, 2016. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
7. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 2,400 to 2,850 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the plan, consisting of approximately $303 million in employee termination costs, $146 million in technology rationalization costs, $80 million in lease consolidation costs, $40 million in asset impairments, and $181 million in other costs, including certain separation costs associated with the sale of the Divested Business. Included in the estimated $750 million are $50 million of non-cash charges related to asset impairments and lease consolidations.
From the inception of the Restructuring Plan through September 30, 2017, the Company has eliminated 2,125 positions and incurred total expenses of $401 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following table summarizes restructuring and separation costs by type that have been incurred through September 30, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended September 30, 2017	Nine months ended September 30, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$52	$257	$46	$303
Technology rationalization (2)	12	22	124	146
Lease consolidation (2)	4	8	72	80
Asset impairments	2	26	14	40
Other costs associated with restructuring and separation (2) (3)	32	88	93	181
Total restructuring and related expenses	$102	$401	$349	$750

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

(2)
Contract termination costs included within Technology rationalization for the three and nine months ended September 30, 2017 were $1 million. Contract termination costs included within Lease consolidations for the three and nine months ended September 30, 2017 were $3 million and $8 million, respectively. Contract termination costs included within Other costs associated with restructuring and separation were $1 million for the three and nine months ended September 30, 2017. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $10 million, $80 million, and $10 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of September 30, 2017 are as follows (in millions):

Restructuring Plan
Balance as of December 31, 2016	$—
Expensed	369
Cash payments	(199)
Foreign currency translation and other	17
Balance as of September 30, 2017	$187
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2017 are as follows (in millions):

Balance as of December 31, 2016	$7,410
Goodwill related to current year acquisitions	121
Goodwill related to disposals	(1)
Goodwill related to prior year acquisitions	(6)
Foreign currency translation	364
Balance as of September 30, 2017	$7,888

Other intangible assets by asset class are as follows (in millions):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,104	$1,380	$724	$2,023	$1,198	$825
Tradenames(1)	1,041	478	563	1,027	7	1,020
Technology and other(1)	384	330	54	347	302	45
Total	$3,529	$2,188	$1,341	$3,397	$1,507	$1,890

(1)
Prior to May 1, 2017, finite lived tradenames were classified within Technology and other. As of December 31, 2016, $29 million of gross carrying amount and $7 million of accumulated amortization related to finite-lived tradenames was reclassified from Technology and other to Tradenames.

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
Additionally, effective May 1, 2017 and consistent with operating as one segment, the Company implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite-lived tradenames over the three-year period. The change in estimated useful life resulted in additional amortization expense, net of tax, to continuing operations of $34 million, or $0.13 per share, and $56 million, or $0.21 per share, in the three and nine months ended September 30, 2017, respectively.
Amortization expense and impairment charges from finite lived intangible assets was $101 million and $604 million for the three and nine months ended September 30, 2017, respectively. Amortization expense from finite lived intangible assets was $42 million and $117 million for the three and nine months ended September 30, 2016, respectively.
The estimated future amortization for finite lived intangible assets as of September 30, 2017 is as follows (in millions):

Remainder of 2017	$117
2018	376
2019	357
2020	196
2021	89
Thereafter	206
Total	$1,341
9. Debt
Notes
During the first quarter of 2017, the CAD 375 million ($304 million at September 30, 2017 exchange rates) 4.76% Senior Notes due March 2018 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is less than one year.
Revolving Credit Facilities
As of September 30, 2017, Aon had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). On October 19, 2017, Aon entered into a $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). This facility replaced the Company’s previous $400 million U.S. credit facility that expired in March 2017.

The 2021 Facility includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2017, Aon did not have borrowings under the 2021 Facility, and was in compliance with all covenants contained therein during the nine months ended September 30, 2017.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program and a European multi-currency commercial paper program (collectively the “CP Programs”). Commercial paper may be issued in an aggregate principal amount of up to $1.3 billion under the CP Programs, allocated between the two programs as determined by management, not to exceed the amount of committed credit, which was $900 million at September 30, 2017. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	September 30, 2017	December 31, 2016
Commercial paper outstanding	$—	$329
The weighted average commercial paper outstanding and its related interest rates are as follows:

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Weighted average commercial paper outstanding	$—	$271	$227	$251
Weighted average interest rate of commercial paper outstanding	—%	0.02%	0.18%	0.27%
10. Income Taxes
The effective tax rate on net income from continuing operations was 2.0% and (49.8)% for the three and nine months ended September 30, 2017, respectively. The effective tax rate on net income from continuing operations was 8.1% and 12.8% for the three and nine months ended September 30, 2016, respectively. For the three months ended September 30, 2017, the Company reported tax expense of $4 million on pretax income of $200 million, which resulted in an effective tax rate of 2.0%, primarily driven by the jurisdictional distribution of income including the estimated impact of the Restructuring Program and the accelerated amortization of tradenames. For the nine months ended September 30, 2017, the Company reported a tax benefit of $139 million on pretax income of $279 million, which resulted in an effective tax rate of (49.8)%. The primary components of the year to date tax amounts were the non-cash tax benefit from the tradename impairment associated with the Divested Business and the impact of share-based payments from adoption of the new share-based compensation guidance. Refer to Note 2 “Accounting Principles and Practices” for additional details.
11. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”) . The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
In the three months ended September 30, 2017, the Company repurchased 5.4 million shares at an average price per share of $139.61, for a total cost of approximately $749 million and recorded an additional $3.8 million of costs associated with the repurchases to retained earnings. During the nine months ended September 30, 2017, the Company repurchased 14.5 million shares at an average price per share of $131.58, for a total cost of approximately $1.9 billion and recorded an additional $9.5 million of costs associated with the repurchases to retained earnings. Included in the 5.4 million shares and 14.5 million shares repurchased during the three and nine months ended September 30, 2017 were 165 thousand shares that did not settle until October 2017. These shares were settled at an average price per share of $146.52 and total cost of $24.2 million. In the three months ended

September 30, 2016, the Company repurchased 2.7 million shares at an average price per share of $110.26 for a total cost of approximately $301 million. During the nine months ended September 30, 2016, the Company repurchased 10.4 million shares at an average price per share of $101.16, for a total cost of approximately $1.1 billion. At September 30, 2017, the remaining authorized amount for share repurchase under the Repurchase Program was $5.9 billion. Under the Repurchase Program, the Company has repurchased a total of 104.7 million shares for an aggregate cost of approximately $9.1 billion.
Net Income Per Share
Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Basic weighted-average ordinary shares outstanding	255.6	267.5	260.9	269.1
Dilutive effect of potentially issuable shares	1.7	2.1	2.0	1.9
Diluted weighted-average ordinary shares outstanding	257.3	269.6	262.9	271.0
Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2017 and 2016.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2016	$(37)	$(1,264)	$(2,611)	$(3,912)
Other comprehensive income (loss) before reclassifications, net	13	442	—	455
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(11)	80	67
Tax benefit (expense)	2	—	(24)	(22)
Amounts reclassified from accumulated other comprehensive income (loss), net	—	(11)	56	45
Net current period other comprehensive income (loss)	13	431	56	500
Balance at September 30, 2017	$(24)	$(833)	$(2,555)	$(3,412)

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

12. Employee Benefits
The following table provides the components of the net periodic cost (benefit) recognized in the Condensed Consolidated Statements of Income in Compensation and benefits for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada (in millions):

	Three months ended September 30
	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	31	37	24	28	7	7
Expected return on plan assets, net of administration expenses	(50)	(58)	(34)	(39)	(13)	(12)
Amortization of prior-service cost	—	—	—	1	—	—
Amortization of net actuarial loss	8	7	13	12	3	3
Net periodic cost (benefit)	$(11)	$(14)	$3	$2	$(3)	$(2)
Loss on pension settlement	—	—	—	—	—	—
Total net periodic cost (benefit)	$(11)	$(14)	$3	$2	$(3)	$(2)

	Nine months ended September 30
	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	91	123	72	83	19	21
Expected return on plan assets, net of administration expenses	(147)	(187)	(104)	(117)	(35)	(36)
Amortization of prior-service cost	—	1	1	2	—	—
Amortization of net actuarial loss	23	24	38	37	9	8
Net periodic cost (benefit)	$(33)	$(39)	$7	$5	$(7)	$(7)
Loss on pension settlement	—	61	—	—	—	—
Total net periodic cost (benefit)	$(33)	$22	$7	$5	$(7)	$(7)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligation to them. A non-cash settlement charge is expected in the fourth quarter of 2017.
Contributions
The Company expects to make cash contributions of approximately $80 million, $51 million, and $18 million, based on exchange rates as of December 31, 2016, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2017.  During the three months ended September 30, 2017, cash contributions of $22 million, $5 million, and $3 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2017, cash contributions of $64 million, $31 million, and $14 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the three and nine months ended September 30, 2017, Aon made a non-cash contribution of approximately $80 million to its U.S. pension plan.
During the three months ended September 30, 2016, cash contributions of $19 million, $5 million, and $4 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2016, cash contributions of $53 million, $24 million, and $14 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.

13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Restricted share units (“RSUs”)	$42	$40	$143	$136
Performance share awards (“PSAs”)	22	24	63	67
Employee share purchase plans	3	2	8	7
Total share-based compensation expense	$67	$66	$214	$210
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
The following table summarizes the status of the Company’s RSUs (shares in thousands):

	2017		2016
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at December 31	6,195	$89	7,167	$77
Granted	1,549	122	2,110	101
Vested	(2,294)	82	(2,729)	70
Forfeited	(590)	92	(333)	81
Non-vested at September 30	4,860	$102	6,215	$88

(1)	Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $367 million as of September 30, 2017, with a remaining weighted-average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of Aon ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits expense, if necessary. Dividend equivalents are not paid on PSAs.
Information as of September 30, 2017 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	September 30, 2017	December 31, 2016	December 31, 2015
Target PSAs granted during period	548	752	967
Weighted average fair value per share at date of grant	$114	$100	$96
Number of shares that would be issued based on current performance levels	544	663	1,362
Unamortized expense, based on current performance levels	$51	$27	$11

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign exchange contracts
Accounted for as hedges	$711	$758	$31	$14	$3	$13
Not accounted for as hedges (3)	245	189	—	1	2	1
Total	$956	$947	$31	$15	$5	$14

(1)
Included within Other current assets ($6 million at September 30, 2017 and $6 million at December 31, 2016) or Other non-current assets ($25 million at September 30, 2017 and $9 million at December 31, 2016).

(2)
Included within Other current liabilities ($3 million at September 30, 2017 and $7 million at December 31, 2016) or Other non-current liabilities ($2 million at September 30, 2017 and $7 million at December 31, 2016).

(3)	These contracts typically are for 30 day durations and are executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
Offsetting of derivatives assets are as follows (in millions):

	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Assets Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign exchange contracts	$31	$14	$—	$(1)	$31	$13

(1)
Included within Other current assets ($6 million at September 30, 2017 and $4 million at December 31, 2016) or Other non-current assets ($25 million at September 30, 2017 and $9 million at December 31, 2016).

Offsetting of derivative liabilities are as follows (in millions):

	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Statement of Financial Position		Net Amounts of Liabilities Presented in the Statement of Financial Position (1)
Derivatives accounted for as hedges	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Foreign exchange contracts	$3	$13	$—	$(1)	$3	$12

(1)
Included within Other current liabilities ($2 million at September 30, 2017 and $5 million at December 31, 2016) or Other non-current liabilities ($1 million at September 30, 2017 and $7 million at December 31, 2016).

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2017 and 2016 are as follows (in millions):

Cash Flow Hedge - Foreign Exchange Contracts	Location of Eventual Reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Currently Recognized in Accumulated Other Comprehensive Loss
Three months ended September 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$—	$3	$—	$8	$11
2016	10	(4)	—	(7)	(1)

Cash Flow Hedge - Foreign Exchange Contracts	Location of Eventual Reclassification from Accumulated Other Comprehensive Loss				Gain (Loss) Currently Recognized in Accumulated Other Comprehensive Loss
Nine months ended September 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$9	$5	$—	$4	$18
2016	8	(9)	—	(18)	(19)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Three months ended September 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$1	$(1)	$—	$(3)	$(3)
2016	1	(1)	—	(2)	(2)

Cash Flow Hedge - Foreign Exchange Contracts	Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Nine months ended September 30	Compensation and Benefits	Other General Expenses	Interest Expense	Other Income (Expense)	Total
2017	$14	$(3)	$(1)	$(7)	$3
2016	2	(2)	(1)	(5)	(6)
The Company estimates that approximately $11 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2017 and 2016 was immaterial.
During the three and nine months ended September 30, 2017, the Company recorded a gain of $8 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2016, the Company recorded a gain of $2 million and $1 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
As of September 30, 2017, the Company had no outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of September 30, 2017, the unrealized gain recognized in Accumulated other comprehensive income (loss) related to the net investment non derivative hedging instrument was immaterial.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the three and nine months ended September 30, 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2017.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$3,091	$3,091	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	11	7	4	—
Derivatives: (2)
Foreign exchange contracts	31	—	31	—
Liabilities:
Derivatives: (2)
Foreign exchange contracts	5	—	5	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,371	$1,371	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives: (2)
Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives: (2)
Foreign exchange contracts	14	—	14	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and nine months ended September 30, 2017 or 2016. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and nine months ended September 30, 2017 or 2016, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt (1)	$305	$309	$—	$—
Long-term debt	5,662	6,227	5,869	6,264

(1)	Excludes commercial paper program.
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
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($61 million at September 30, 2017 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($94 million at September 30, 2017 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes.  LPC claims damages of approximately NZD 184 million ($133 million at September 30, 2017 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($381 million at September 30, 2017 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
In April 2017, the Financial Conduct Authority (the “FCA”) announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue.  The European Commission has now assumed jurisdiction over the investigation in place of the FCA. Other antitrust agencies outside the European Union are also conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible.  At this time, in light of the uncertainties and many variables involved, we cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them.   There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
Aon UK Limited, an indirect wholly-owned subsidiary of the Company, is presently engaged in several internal regulatory reviews and ongoing interactions with the FCA concerning Aon UK Limited’s systems and controls. These interactions may result in additional charges above amounts accrued for to date in connection with these reviews.
Settled/Closed Matters
On June 1, 2007, the International Road Transport Union (“IRU”) sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU’s risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at June 30, 2017 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU’s claims. The judgment awarded IRU CHF 16.8 million ($17 million at June 30, 2017 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($28 million at December 31, 2014 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. After the Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance, the Aon subsidiary filed an appeal with the Swiss Federal Tribunal. By judgment issued June 16, 2017, the Swiss Federal Tribunal affirmed in part and reversed in part the appellate judgment and remanded the case to the appellate court. IRU and the Aon subsidiary agreed that the Aon subsidiary would pay IRU CHF 15.0 million ($15 million at June 30, 2017 exchange rates) and $344,000. As a result of this agreement, the legal proceedings between IRU and the Aon subsidiary have been discontinued.

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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of September 30, 2017, the undiscounted maximum potential future payments under the lease guarantee is $104 million, with an estimated fair value of $25 million. No cash payments were made in connection to the lease commitments during the three or nine months ended September 30, 2017.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of September 30, 2017, the undiscounted maximum potential future payments under the performance guarantees were $395 million, with an estimated fair value of $4 million. No cash payments were made in connection to the performance guarantees during the three or nine months ended September 30, 2017.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $94 million at September 30, 2017, compared to $90 million at December 31, 2016. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $76 million at September 30, 2017 compared to $95 million at December 31, 2016.
17. Segment Information
Beginning in the first quarter of 2017 and following the Transaction described in Note 3 “Discontinued Operations,” the Company began leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. These initiatives reinforce Aon’s return on invested capital (“ROIC”) decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one company: Aon United.
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
Revenue from continuing operations for each of the Company’s principal product and service lines is as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2017	2016	2017	2016
Commercial Risk Solutions	$917	$884	$2,943	$2,835
Reinsurance Solutions	355	329	1,070	1,032
Retirement Solutions	491	466	1,266	1,266
Health Solutions	293	265	977	838
Data & Analytic Services	289	260	842	794
Elimination	(5)	(3)	(9)	(6)
Total revenue	$2,340	$2,201	$7,089	$6,759
As Aon is operating as one segment, segment profit or loss is consistent with consolidated reporting as disclosed on the Condensed Consolidated Statements of Income.
The geographic distribution of Aon’s total revenue or long-lived assets did not change as a result of the change in reportable operating segments described above.
18. Guarantee of Registered Securities
As described in Note 16 “Commitments and Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corp Notes”). Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.25% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027, and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth Condensed Consolidating Statements of Income for the three and nine months ended September 30, 2017 and 2016, Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, Condensed Consolidating Statements of Financial Position as of September 30, 2017 and December 31, 2016, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

As described in Note 1 “Basis of Presentation,” and consistent with the Company’s Condensed Consolidated Financial Statements, the following tables present the financial results of the Divested Business as discontinued operations for all periods presented within non-guarantor Subsidiaries. The impact of intercompany transactions have been reflected within continuing operations in the Condensed Consolidating Financial Statements.
Condensed Consolidating Statement of Income

	Three months ended September 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,340	$—	$2,340
Expenses
Compensation and benefits	25	20	1,374	—	1,419
Information technology	—	—	109	—	109
Premises	—	—	89	—	89
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	101	—	101
Other general expenses (income)	1	1	315	—	317
Total operating expenses	26	21	2,028	—	2,075
Operating income (loss)	(26)	(21)	312	—	265
Interest income	—	18	—	(8)	10
Interest expense	(53)	(24)	(1)	8	(70)
Intercompany interest income (expense)	3	(135)	132	—	—
Intercompany other income (expense)	291	(271)	(20)	—	—
Other income (expense)	(2)	14	(17)	—	(5)
Income (loss) from continuing operations before income taxes	213	(419)	406	—	200
Income tax benefit (expense)	(8)	(81)	93	—	4
Net income (loss) from continuing operations	221	(338)	313	—	196
Income (loss) from discontinued operations, net of tax	—	—	(4)	—	(4)
Net income (loss) before equity in earnings of subsidiaries	221	(338)	309	—	192
Equity in earnings of subsidiaries, net of tax	(36)	122	(216)	130	—
Net income	185	(216)	93	130	192
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	$185	$(216)	$86	$130	$185

Condensed Consolidating Statement of Income

	Three months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,201	$—	$2,201
Expenses
Compensation and benefits	25	4	1,271	—	1,300
Information technology	—	—	99	—	99
Premises	—	—	86	—	86
Depreciation of fixed assets	—	—	39	—	39
Amortization and impairment of intangible assets	—	—	42	—	42
Other general expenses (income)	(1)	3	265	—	267
Total operating expenses	24	7	1,802	—	1,833
Operating income (loss)	(24)	(7)	399	—	368
Interest income	—	4	5	(8)	1
Interest expense	(51)	(24)	(3)	8	(70)
Intercompany interest income (expense)	3	(135)	132	—	—
Intercompany other income (expense)	328	(277)	(51)	—	—
Other income (expense)	(5)	1	11	3	10
Income (loss) from continuing operations before income taxes	251	(438)	493	3	309
Income tax benefit (expense)	13	(93)	105	—	25
Net income (loss) from continuing operations	238	(345)	388	3	284
Income (loss) from discontinued operations, net of tax	—	—	42	—	42
Net income (loss) before equity in earnings of subsidiaries	238	(345)	430	3	326
Equity in earnings of subsidiaries, net of tax	78	225	(120)	(183)	—
Net income	316	(120)	310	(180)	326
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	$316	$(120)	$303	$(180)	$319

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$7,089	$—	$7,089
Expenses
Compensation and benefits	85	31	4,221	—	4,337
Information technology	—	—	295	—	295
Premises	—	—	259	—	259
Depreciation of fixed assets	—	—	148	—	148
Amortization and impairment of intangible assets	—	—	604	—	604
Other general expenses (income)	10	(3)	949	—	956
Total operating expenses	95	28	6,476	—	6,599
Operating income (loss)	(95)	(28)	613	—	490
Interest income	—	35	—	(15)	20
Interest expense	(144)	(71)	(11)	15	(211)
Intercompany interest income (expense)	10	(407)	397	—	—
Intercompany other income (expense)	189	(280)	91	—	—
Other income (expense)	(25)	22	(35)	18	(20)
Income (loss) from continuing operations before income taxes	(65)	(729)	1,055	18	279
Income tax benefit (expense)	(30)	(198)	89	—	(139)
Net income (loss) from continuing operations	(35)	(531)	966	18	418
Income (loss) from discontinued operations, net of tax	—	—	857	—	857
Net income (loss) before equity in earnings of subsidiaries	(35)	(531)	1,823	18	1,275
Equity in earnings of subsidiaries, net of tax	1,262	1,028	497	(2,787)	—
Net income	1,227	497	2,320	(2,769)	1,275
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income (loss) attributable to Aon shareholders	$1,227	$497	$2,290	$(2,769)	$1,245

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$6,759	$—	$6,759
Expenses
Compensation and benefits	76	10	3,955	—	4,041
Information technology	—	—	281	—	281
Premises	—	—	257	—	257
Depreciation of fixed assets	—	—	118	—	118
Amortization and impairment of intangible assets	—	—	117	—	117
Other general expenses (income)	5	7	758	—	770
Total operating expenses	81	17	5,486	—	5,584
Operating income (loss)	(81)	(17)	1,273	—	1,175
Interest income	—	13	14	(21)	6
Interest expense	(145)	(78)	(10)	21	(212)
Intercompany interest income (expense)	10	(405)	395	—	—
Intercompany other income (expense)	217	(292)	75	—	—
Other income (expense)	(3)	(8)	39	(1)	27
Income (loss) from continuing operations before income taxes	(2)	(787)	1,786	(1)	996
Income tax benefit (expense)	(33)	(219)	379	—	127
Net income (loss) from continuing operations	31	(568)	1,407	(1)	869
Income (loss) from discontinued operations, net of tax	—	—	102	—	102
Net income (loss) before equity in earnings of subsidiaries	31	(568)	1,509	(1)	971
Equity in earnings of subsidiaries, net of tax	914	836	268	(2,018)	—
Net income	945	268	1,777	(2,019)	971
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income (loss) attributable to Aon shareholders	$945	$268	$1,750	$(2,019)	$944

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$185	$(216)	$93	$130	$192
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	185	(216)	86	130	185
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	8	—	11
Foreign currency translation adjustments	—	—	243	—	243
Post-retirement benefit obligation	—	7	11	—	18
Total other comprehensive income (loss)	—	10	262	—	272
Equity in other comprehensive income (loss) of subsidiaries, net of tax	265	245	255	(765)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	7	—	7
Total other comprehensive income (loss) attributable to Aon shareholders	265	255	510	(765)	265
Comprehensive income (loss) attributable to Aon shareholders	$450	$39	$596	$(635)	$450
Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$316	$(120)	$310	$(180)	$326
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	316	(120)	303	(180)	319
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	1	(1)	—	—
Foreign currency translation adjustments	—	1	(87)	(3)	(89)
Post-retirement benefit obligation	—	7	11	—	18
Total other comprehensive income (loss)	—	9	(77)	(3)	(71)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(68)	(83)	(74)	225	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(68)	(74)	(151)	222	(71)
Comprehensive income (loss) attributable to Aon shareholders	$248	$(194)	$152	$42	$248

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$1,227	$497	$2,320	$(2,769)	$1,275
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income (loss) attributable to Aon shareholders	1,227	497	2,290	(2,769)	1,245
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	10	—	13
Foreign currency translation adjustments	—	—	452	(18)	434
Post-retirement benefit obligation	—	23	33	—	56
Total other comprehensive income (loss)	—	26	495	(18)	503
Equity in other comprehensive income (loss) of subsidiaries, net of tax	518	480	506	(1,504)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income (loss) attributable to Aon shareholders	518	506	998	(1,522)	500
Comprehensive income (loss) attributable to Aon shareholders	$1,745	$1,003	$3,288	$(4,291)	$1,745
Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
Net income (loss)	$945	$268	$1,777	$(2,019)	$971
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income (loss) attributable to Aon shareholders	945	268	1,750	(2,019)	944
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	1	(12)	—	(11)
Foreign currency translation adjustments	(2)	22	(248)	1	(227)
Post-retirement benefit obligation	—	23	(155)	—	(132)
Total other comprehensive income (loss)	(2)	46	(415)	1	(370)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(369)	(425)	(379)	1,173	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(371)	(379)	(794)	1,174	(370)
Comprehensive income (loss) attributable to Aon shareholders	$574	$(111)	$956	$(845)	$574

Condensed Consolidating Statement of Financial Position

	As of September 30, 2017
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$3,110	$802	$(3,163)	$749
Short-term investments	—	1,467	173	—	1,640
Receivables, net	—	2	2,066	—	2,068
Fiduciary assets	—	—	9,292	—	9,292
Intercompany receivables	110	4,860	12,436	(17,406)	—
Other current assets	—	37	481	—	518
Current assets of discontinued operations	—	—	—	—	—
Total Current Assets	110	9,476	25,250	(20,569)	14,267
Goodwill	—	—	7,888	—	7,888
Intangible assets, net	—	—	1,341	—	1,341
Fixed assets, net	—	—	545	—	545
Deferred tax assets	135	664	173	(407)	565
Intercompany receivables	391	261	8,728	(9,380)	—
Prepaid pension	—	5	1,015	—	1,020
Other non-current assets	1	49	248	—	298
Investment in subsidiary	11,900	17,748	509	(30,157)	—
Non-current assets of discontinued operations	—	—	—	—	—
TOTAL ASSETS	$12,537	$28,203	$45,697	$(60,513)	$25,924

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,929	$37	$1,785	$(3,163)	$1,588
Short-term debt and current portion of long-term debt	—	—	305	—	305
Fiduciary liabilities	—	—	9,292	—	9,292
Intercompany payables	147	15,951	1,308	(17,406)	—
Other current liabilities	24	54	1,211	—	1,289
Current liabilities of discontinued operations	—	—	—	—	—
Total Current Liabilities	3,100	16,042	13,901	(20,569)	12,474
Long-term debt	4,247	1,414	1	—	5,662
Deferred tax liabilities	—	—	490	(407)	83
Pension, other post-retirement and other post-employment liabilities	—	1,234	378	—	1,612
Intercompany payables	—	8,894	486	(9,380)	—
Other non-current liabilities	15	110	721	—	846
Non-current liabilities of discontinued operations	—	—	—	—	—
TOTAL LIABILITIES	7,362	27,694	15,977	(30,356)	20,677

TOTAL AON SHAREHOLDERS’ EQUITY	5,175	509	29,648	(30,157)	5,175
Noncontrolling interests	—	—	72	—	72
TOTAL EQUITY	5,175	509	29,720	(30,157)	5,247
TOTAL LIABILITIES AND EQUITY	$12,537	$28,203	$45,697	$(60,513)	$25,924

Condensed Consolidating Statement of Financial Position

	As of December 31, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,633	$655	$(1,862)	$426
Short-term investments	—	140	150	—	290
Receivables, net	—	3	2,103	—	2,106
Fiduciary assets	—	—	8,959	—	8,959
Intercompany receivables	105	1,880	9,825	(11,810)	—
Other current assets	—	25	222	—	247
Current assets of discontinued operations	—	—	1,118	—	1,118
Total Current Assets	105	3,681	23,032	(13,672)	13,146
Goodwill	—	—	7,410	—	7,410
Intangible assets, net	—	—	1,890	—	1,890
Fixed assets, net	—	—	550	—	550
Deferred tax assets	134	726	171	(706)	325
Intercompany receivables	366	261	8,711	(9,338)	—
Prepaid pension	—	5	853	—	858
Other non-current assets	2	119	239	—	360
Investment in subsidiary	10,107	17,131	(356)	(26,882)	—
Non-current assets of discontinued operations	—	—	2,076	—	2,076
TOTAL ASSETS	$10,714	$21,923	$44,576	$(50,598)	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$585	$44	$2,837	$(1,862)	$1,604
Short-term debt and current portion of long-term debt	279	50	7	—	336
Fiduciary liabilities	—	—	8,959	—	8,959
Intercompany payables	142	10,399	1,269	(11,810)	—
Other current liabilities	—	63	593	—	656
Current liabilities of discontinued operations	—	—	940	—	940
Total Current Liabilities	1,006	10,556	14,605	(13,672)	12,495
Long-term debt	4,177	1,413	279	—	5,869
Deferred tax liabilities	—	—	759	(658)	101
Pension, other post-retirement and other post-employment liabilities	—	1,356	404	—	1,760
Intercompany payables	—	8,877	461	(9,338)	—
Other non-current liabilities	8	77	634	—	719
Non-current liabilities of discontinued operations	—	—	139	—	139
TOTAL LIABILITIES	5,191	22,279	17,281	(23,668)	21,083

TOTAL AON SHAREHOLDERS’ EQUITY	5,523	(356)	27,238	(26,930)	5,475
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	5,523	(356)	27,295	(26,930)	5,532
TOTAL LIABILITIES AND EQUITY	$10,714	$21,923	$44,576	$(50,598)	$26,615

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2017
	Aon	Aon	Other Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$(135)	$999	$987	$(1,562)	$289
Cash provided by operating activities - discontinued operations	—	—	64	—	64
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(135)	999	1,051	(1,562)	353

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	576	11	(544)	43
Payments for investments	(16)	(25)	(571)	557	(55)
Net purchases of short-term investments - non-fiduciary	—	(1,328)	(16)	—	(1,344)
Acquisition of businesses, net of cash acquired	—	1	(173)	—	(172)
Sale of businesses, net of cash sold	—	—	4,194	—	4,194
Capital expenditures	—	—	(125)	—	(125)
Cash provided by (used for) investing activities - continuing operations	(16)	(776)	3,320	13	2,541
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(16)	(776)	3,301	13	2,522

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,888)	—	—	—	(1,888)
Advances from (to) affiliates	2,722	1,304	(4,274)	248	—
Issuance of shares for employee benefit plans	(118)	—	—	—	(118)
Issuance of debt	544	1,100	7	—	1,651
Repayment of debt	(835)	(1,150)	(13)	—	(1,998)
Cash dividends to shareholders	(274)	—	—	—	(274)
Noncontrolling interests and other financing activities	—	—	(21)	—	(21)
Cash provided by (used for) financing activities - continuing operations	151	1,254	(4,301)	248	(2,648)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	151	1,254	(4,301)	248	(2,648)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	91	—	91
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	1,477	142	(1,301)	318
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (1)	—	1,633	660	(1,862)	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD (2)	$—	$3,110	$802	$(3,163)	$749

(1)	Includes $5 million of discontinued operations at December 31, 2016.

(2)	There was no cash held by discontinued operations at September 30, 2017.

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2016
			Other
	Aon	Aon	Non-Guarantor	Consolidating
(millions)	plc	Corporation	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$219	$(664)	$1,597	$—	$1,152
Cash provided by operating activities - discontinued operations	—	—	323	—	323
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	219	(664)	1,920	—	1,475

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	19	12	—	31
Payments for investments	—	(25)	(22)	—	(47)
Net sales of short-term investments - non-fiduciary	—	(99)	(9)	—	(108)
Acquisition of businesses, net of cash acquired	—	—	(198)	—	(198)
Sale of businesses, net of cash sold	—	—	104	—	104
Capital expenditures	—	—	(107)	—	(107)
Cash provided by (used for) investing activities - continuing operations	—	(105)	(220)	—	(325)
Cash used for investing activities - discontinued operations	—	—	(46)	—	(46)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(105)	(266)	—	(371)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,037)	—	—	—	(1,037)
Advances from (to) affiliates	166	356	(670)	148	—
Issuance of shares for employee benefit plans	(70)	—	—	—	(70)
Issuance of debt	1,588	1,141	—	—	2,729
Repayment of debt	(608)	(1,692)	(8)	—	(2,308)
Cash dividends to shareholders	(258)	—	—	—	(258)
Noncontrolling interests and other financing activities	—	—	(71)	—	(71)
Cash provided by (used for) financing activities - continuing operations	(219)	(195)	(749)	148	(1,015)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(219)	(195)	(749)	148	(1,015)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	10	—	10
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(964)	915	148	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR(1)	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD(2)	$—	$1,119	$2,157	$(2,793)	$483

(1)	Includes $2 million of discontinued operations at December 31, 2015.

(2)	Includes $3 million of discontinued operations at September 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2017 FINANCIAL RESULTS
Aon is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. The divestiture of the benefits administration and business process outsourcing platform in Q2 2017 represents the next step of our strategy, which is consistent with our journey towards offering advice and solutions, and further aligning Aon’s portfolio around clients’ highest priorities. Further, it reinforces our ROIC decision-making process and emphasis on operating cash flow.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
On May 1, 2017, the Buyer purchased all of the outstanding equity interests in each of the Divested Business’ subsidiaries, plus certain related assets and liabilities, for a purchase price of $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and deferred consideration of up to $500 million. Cash proceeds after customary adjustments and before taxes due were $4.2 billion.
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
In the nine months ended September 30, 2017, the Company recorded a gain on sale, net of taxes, of $803 million and a non-cash impairment charge to its tradenames associated with the Divested Business of $380 million as these assets were not sold to the Buyer. Additionally, effective May 1, 2017, consistent with operating as one segment, the Company has implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period. The accelerated amortization and impairment charge are included in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income.
Business Overview
Beginning in the first quarter of 2017, following the classification of the Divested Business as a discontinued operation, the Company began operating as one segment that includes all of Aon’s continuing operations, which provides advice and solutions to clients focused on risk, retirement, and health through five principal products and service revenue lines: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services.
Commercial Risk Solutions
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  In retail brokerage, our team of expert risk advisors applies a client-focused approach to commercial risk products and services that leverage Aon’s global network of resources, industry-leading data and analytics, and specialized expertise.  Cyber solutions is one of the industry’s premier resources in cyber risk management. Our strategic focus extends to identify and protect critical digital assets supported by best-in-class transactional capabilities, enhanced coverage expertise, deep carrier relationships, and incident response expertise.  Global risk consulting is a world leading provider of risk consulting services supporting clients to better understand and manage their risk profile through identifying and quantifying the risks they face. We assist clients with the selection and implementation of the appropriate risk transfer, risk retention, and risk mitigation solutions, and ensure the continuity of their operations through claims consulting.  Captives is a leading global captive insurance solutions provider that manages over 1,100 insurance entities worldwide including captives, protected segregated and incorporated cell facilities, as well as entities that support Insurance Link Securities and specialist insurance and reinsurance companies.

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
Health Solutions
Health Solutions includes health and benefits brokerage and healthcare exchanges.  Health and benefits brokerage partners with employers to develop innovative, customized benefits strategies that help manage risk, drive engagement, and promote accountability.  Our private health exchange solutions help employers transform how they sponsor, structure, and deliver health benefits by building and operating a cost effective alternative to traditional employee and retiree healthcare. We seek outcomes of reduced employer costs, risk and volatility, alongside greater coverage and plan choices for individual participants.
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
Financial Results
The following is a summary of our third quarter and first nine months of 2017 financial results from continuing operations:

•
For the third quarter of 2017, revenue increased 6%, or $139 million, to $2.3 billion compared to the prior year period due primarily to a 3% increase related to acquisitions, net of divestitures, organic revenue growth of 2%, and a 1% favorable impact from foreign currency exchange rates. For the first nine months ended September 30, 2017, revenue increased 5% compared to the prior year period due primarily to organic revenue growth of 3% and a 3% increase related to acquisitions, net of divestitures, partially offset by a 1% unfavorable impact from foreign currency exchange rates.

•
Operating expenses for the third quarter of 2017 were $2.1 billion, an increase of $242 million compared to the prior year period. The increase was due primarily to $102 million of restructuring costs, a $62 million increase in operating expenses related to acquisitions, net of divestitures, $54 million of accelerated amortization related to tradenames, a $16 million unfavorable impact from foreign currency translation, $10 million of transaction related costs associated with recent acquisitions, and an increase in expense associated with 2% organic revenue growth, partially offset by $55 million of savings related to restructuring and other operational improvement initiatives. Operating expenses for the first nine months of 2017 increased $1,015 million compared to the prior year period primarily due to $401 million of restructuring costs, a $380 million non-cash impairment charge to the tradenames associated with the Divested Business, a $183 million increase in operating expenses related to acquisitions, net of divestitures, $89 million of accelerated amortization related to tradenames to move to the one Aon United brand, $42 million of costs related to regulatory and compliance matters, and an increase in expense associated with organic revenue growth of 3%, partially offset by $109 million of savings related to restructuring and other operational improvement initiatives, a $76 million favorable impact from foreign currency exchange rates, and $62 million of expense related to certain non-cash pension settlements in the prior year period.

•
Operating margin decreased to 11.3% in the third quarter of 2017 from 16.7% in the prior year period. The decrease was driven by an increase in expense due to the factors listed above, partially offset by organic revenue growth of 2%. The decrease from the prior year period and first nine months of 2017 was driven by an increase in expense due to the factors listed above, partially offset by organic revenue growth of 3%.

•
Due to the factors set forth above, income from continuing operations decreased $88 million, or 31%, to $196 million for the third quarter of 2017 compared to the prior year period. During the first nine months of 2017, income from continuing operations decreased $451 million, or 52%, to $418 million compared to the first nine months of 2016.

•
Cash flow provided by operating activities was $289 million for the first nine months of 2017, a decrease of $863 million from $1,152 million in the prior year period. The decrease was driven primarily by cash tax payments associated with the Divested Business and $199 million of restructuring payments, partially offset by operational improvement.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics from continuing operations for the third quarter of 2017:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 2% for the third quarter of 2017, compared to 4% organic growth in the prior year period. Organic revenue growth was 3% for the first nine months of 2017, compared to 3% in the prior year period.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 20.3% for the third quarter of 2017 compared to 18.6% for the prior year period. For the first nine months of 2017, adjusted operating margin was 21.7% as compared to 20.0% for the prior year period. The increases primarily reflect restructuring savings, organic revenue growth, and underlying operational improvement, partially offset by expenses related to reinvestment.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.29 per share for the third quarter of 2017 and $4.19 in the first nine months of 2017, compared to $1.09 per share and $3.59 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first nine months of 2017 by $881 million, or 84% from the prior year period, to $164 million, driven by a decrease of $863 million in cash flow from operations and an increase of $18 million in capital expenditures, including investments in our operating model.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow:

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue
Total revenue	$2,340	$2,201	$7,089	$6,759
Expenses
Compensation and benefits	1,419	1,300	4,337	4,041
Information technology	109	99	295	281
Premises	89	86	259	257
Depreciation of fixed assets	40	39	148	118
Amortization and impairment of intangible assets	101	42	604	117
Other general expenses	317	267	956	770
Total operating expenses	2,075	1,833	6,599	5,584
Operating income	265	368	490	1,175
Interest income	10	1	20	6
Interest expense	(70)	(70)	(211)	(212)
Other income (expense)	(5)	10	(20)	27
Income from continuing operations before income taxes	200	309	279	996
Income tax expense (benefit)	4	25	(139)	127
Net income from continuing operations	196	284	418	869
Income from discontinued operations, net of tax	(4)	42	857	102
Net income	192	326	1,275	971
Less: Net income attributable to noncontrolling interests	7	7	30	27
Net income attributable to Aon shareholders	$185	$319	$1,245	$944
Revenue
Total revenue increased by 6%, or $139 million, in the third quarter of 2017 compared to the third quarter of 2016.  This change reflects a 3% increase related to acquisitions, net of divestitures, 2% organic revenue growth, and a 1% favorable impact from foreign currency exchange rates. For the first nine months of 2017, total revenue increased 5%, or $330 million, compared to the prior year period. This change reflects 3% organic growth and a 3% increase related to acquisitions, net of divestitures, partially offset by a 1% unfavorable impact from foreign currency exchange rates.
Commercial Risk Solutions organic revenue growth was (1)% in the third quarter of 2017 driven by a modest decline across the Americas, particularly in U.S. retail and Latin America due to certain unfavorable timing, partially offset by solid growth across the EMEA and Pacific regions. Organic revenue growth was 1% in the first nine months of 2017 compared to the prior year period driven by solid growth across the U.S., EMEA, and Pacific regions, partially offset by a decline in Latin America.
Reinsurance Solutions organic revenue growth was 7% in the third quarter of 2017 and 5% in the first nine months of 2017 compared to the respective prior year periods driven by strong growth in capital markets, as well as growth in facultative placements and net new business generation in treaty, partially offset by an unfavorable market impact globally.
Retirement Solutions organic revenue growth was 5% in the third quarter of 2017 compared to the third quarter of 2016 driven by strong growth in investment consulting, primarily for delegated investment management, as well as growth in our talent practice, primarily for compensation surveys and benchmarking services. Organic revenue growth was 3% in the first nine months of 2017 compared to the prior year period driven by growth in investment consulting, primarily for delegated investment management.
Health Solutions organic revenue growth was 2% in the third quarter of 2017 compared to the third quarter of 2016 driven by solid growth in health & benefits brokerage, particularly in the U.S. and Latin America, partially offset by a decline in project related work in the healthcare exchange business. Organic revenue growth was 7% for the first nine months of 2017 compared to the prior year period driven by solid growth globally in health & benefits brokerage.
Data & Analytic Services organic revenue growth was 3% in the third quarter and 4% for first nine months of 2017 compared to the respective prior year periods driven by strong growth in the Affinity business, with particular strength in the U.S.
Compensation and Benefits
Compensation and benefits increased $119 million, or 9%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily driven by $52 million of restructuring costs, a $37 million increase in expenses from businesses acquired, net of divestitures, a $14 million unfavorable impact from foreign currency translation, $2 million of transaction related costs associated with recent acquisitions, and an increase in expense associated with 2% organic revenue growth, partially offset by $32 million of savings related to restructuring and other operational improvement initiatives. For the first nine months of 2017, compensation and benefits increased $296 million, or 7%, compared to the first nine months of 2016. The increase was primarily driven by $257 million of restructuring costs, a $110 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense associated with 3% organic revenue growth, partially offset by $62 million of expense related to certain non-cash pension settlements in the prior year period, $62 million of savings related to restructuring and other operational improvement initiatives, and a $53 million favorable impact from foreign currency translation.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $10 million, or 10%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily driven by $12 million of restructuring costs, as well as investments in growth, partially offset by $13 million of savings related to restructuring and other operational improvement initiatives. For the first nine months of 2017, information technology increased $14 million, or 5%, compared to the prior year period. This increase was primarily driven by $22 million of restructuring charges and investments in growth, partially offset by $29 million of savings related to restructuring and other operational improvement initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $3 million, or 3%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily driven by $4 million of restructuring costs, partially offset by $1 million of savings related to restructuring and other operational improvement initiatives. For the first nine months of 2017, premises increased $2 million, or 1%, compared to the first nine months of 2016. This increase was primarily driven by a $9 million increase in expenses related to acquisitions, net of divestitures and $8 million of restructuring costs, partially offset by $2 million of savings related to restructuring and other operational improvement initiatives and a decrease in expense as we optimize our real estate footprint.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $1 million, or 3%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily driven by $2 million of restructuring costs. For the first nine months of 2017, depreciation of fixed assets increased $30 million, or 25%, compared to the first nine months of 2016. This increase was primarily driven by $26 million of restructuring costs and a $12 million increase in expenses related to acquisitions, net of divestitures.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles increased $59 million, or 140%, in the third quarter of 2017 compared to the third quarter of 2016 due to $54 million of accelerated amortization related to tradenames. For the first nine months of 2017, amortization and impairment of intangibles increased $487 million, or 416%, compared to the first nine months of 2016 due to a $380 million non-cash impairment charge to the tradenames associated with the sale of the Divested Business and $89 million of accelerated amortization related to tradenames.

Other General Expenses
Other general expenses in the third quarter of 2017 increased $50 million, or 19%, compared to the third quarter of 2016. This increase was due primarily to $32 million of restructuring costs, a $17 million increase in operating expenses related to acquisitions, net of divestitures, $8 million of costs related to regulatory and compliance matters, and $8 million of transaction related costs associated to recent acquisitions, partially offset by $9 million of savings from restructuring and other operational improvement initiatives. For the first nine months of 2017, other general expenses increased $186 million, or 24%, compared to the prior year period. This increase was primarily driven by $88 million of restructuring costs, a $49 million increase in operating expenses related to acquisitions, net of divestitures, $42 million of costs related to regulatory and compliance matters, and an increase in expense associated with 3% organic revenue growth, partially offset by $16 million of savings related to restructuring and other operational improvement initiatives and a $13 million favorable impact from foreign currency translation.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter of 2017, Interest income was $10 million, compared to $1 million during the prior year period. For the first nine months of 2017, Interest income was $20 million, compared to $6 million during the prior year period. The increase in both periods reflects additional income earned on the proceeds from the sale of the Divested Business.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $70 million during the third quarter of 2017, similar to $70 million for the prior year period. For the first nine months of 2017, Interest expense was $211 million, a decrease from $212 million for the prior year period.
Other Income (Expense)
Other expense was $5 million for the third quarter of 2017, compared to other income of $10 million for the third quarter of 2016.  Other expense for the third quarter of 2017 primarily includes $20 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, partially offset by $16 million of gains on financial instruments. Other income of $10 million in the third quarter of 2016 primarily includes gains on certain long term investments.
Other expense was $20 million for the first nine months of 2017, compared to other income of $27 million for the prior year period.  Other expense for the first nine months of 2017 primarily includes $32 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, excluding hedging gains, partially offset by $6 million of gains on certain financial instruments. Other income of $27 million in the first nine months of 2016 primarily included $41 million of net gains on the sale of certain businesses, partially offset by a $14 million unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, excluding hedging losses.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the third quarter of 2017 was $200 million, a 35% decrease from $309 million in the third quarter of 2016, and $279 million for the first nine months of 2017, a 72% decrease from $996 million in the first nine months of 2016.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 2.0% and 8.1% for the third quarters of 2017 and 2016, respectively. The effective tax rate on net income from continuing operations was (49.8)% and 12.8% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the Company reported a tax benefit of $139 million on pretax income of $279 million, which resulted in an effective tax rate of (49.8)%. The primary components of this tax amount were the non-cash tax benefit from the tradename impairment associated with the Divested Business and the impact of share-based payments from adoption of the new share-based compensation guidance.

Income from Discontinued Operations, Net of Tax
On February 9, 2017, the Company entered into the Purchase Agreement with Tempo Acquisition, LLC to sell the Divested Business. The Company has retrospectively classified the results of the Divested Business as discontinued operations in the Company’s Condensed Consolidated Statements of Income for all periods presented. Income from discontinued operations, net of tax, decreased $46 million in the third quarter of 2017 as compared to the prior year period. The decrease was primarily driven by run off expenses associated with the Divested Business. Income from discontinued operations, net of tax, increased $755 million in the first nine months of 2017 as compared to the prior year period. The increase is primarily driven by a $803 million gain on sale of the Divested Business.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the three months ended September 30, 2017 decreased to $185 million, or $0.72 per diluted share, from $319 million, or $1.18 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2017 increased to $1,245 million, or $4.74 per diluted share, from $944 million, or $3.48 per diluted share, in the prior year period.
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

	Three Months Ended
	September 30, 2017	September 30, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$917	$884	4%	1%	—%	4%	(1)%
Reinsurance Solutions	355	329	8	1	—	—	7
Retirement Solutions	491	466	5	1	—	(1)	5
Health Solutions	293	265	11	1	—	8	2
Data & Analytic Services	289	260	11	1	—	7	3
Elimination	(5)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,340	$2,201	6%	1%	—%	3%	2%

	Nine Months Ended
	September 30, 2017	September 30, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$2,943	$2,835	4%	(1)%	—%	4%	1%
Reinsurance Solutions	1,070	1,032	4	(1)	—	—	5
Retirement Solutions	1,266	1,266	—	(2)	—	(1)	3
Health Solutions	977	838	17	(1)	—	11	7
Data & Analytic Services	842	794	6	—	—	2	4
Elimination	(9)	(6)	N/A	N/A	N/A	N/A	N/A
Total revenue	$7,089	$6,759	5%	(1)%	—%	3%	3%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)
Fiduciary investment income for the three months ended September 30, 2017 and 2016, respectively, was $10 million and $6 million. Fiduciary Investment Income for the nine months ended September 30, 2017 and 2016, respectively, was $23 million and $16 million.

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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue from continuing operations	$2,340	$2,201	$7,089	$6,759

Operating income from continuing operations - as reported	$265	$368	$490	$1,175
Amortization and impairment of intangible assets	101	42	604	117
Restructuring	102	—	401	—
Regulatory and compliance matters	8	—	42	—
Pension settlement	—	—	—	62
Operating income income from continuing operations - as adjusted	$476	$410	$1,537	$1,354

Operating margin from continuing operations - as reported	11.3%	16.7%	6.9%	17.4%
Operating margin from continuing operations - as adjusted	20.3%	18.6%	21.7%	20.0%

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows:

	Three Months Ended September 30, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$265	$211	$476
Interest income	10	—	10
Interest expense	(70)	—	(70)
Other income (expense)	(5)	—	(5)
Income before income taxes from continuing operations	200	211	411
Income taxes (1)	4	68	72
Net income from continuing operations	196	143	339
Income from discontinued operations, net of tax (2)	(4)	(6)	(10)
Net income	192	137	329
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$185	$137	$322

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.73	0.56	$1.29
Discontinued operations	(0.01)	(0.03)	(0.04)
Net income	$0.72	$0.53	$1.25

Weighted average ordinary shares outstanding - diluted	257.3	—	257.3

	Three Months Ended September 30, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$368	$42	$410
Interest income	1	—	1
Interest expense	(70)	—	(70)
Other income (expense)	10	—	10
Income before income taxes from continuing operations	309	42	351
Income taxes (1)	25	25	50
Net income from continuing operations	284	17	301
Income from discontinued operations, net of tax (2)	42	23	65
Net income	326	40	366
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$319	$40	$359

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.03	0.06	$1.09
Discontinued operations	0.15	0.09	0.24
Net income	$1.18	$0.15	$1.33

Weighted average ordinary shares outstanding - diluted	269.6	—	269.6

	Nine Months Ended September 30, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$490	$1,047	$1,537
Interest income	20	—	20
Interest expense	(211)	—	(211)
Other income (expense)	(20)	—	(20)
Income before income taxes from continuing operations	279	1,047	1,326
Income taxes (1)	(139)	333	194
Net income from continuing operations	418	714	1,132
Income from discontinued operations, net of tax (2)	857	(797)	60
Net income	1,275	(83)	1,192
Less: Net income attributable to noncontrolling interests	30	—	30
Net income attributable to Aon shareholders	$1,245	$(83)	$1,162

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.48	2.71	$4.19
Discontinued operations	3.26	(3.03)	0.23
Net income	$4.74	$(0.32)	$4.42

Weighted average ordinary shares outstanding - diluted	262.9	—	262.9

	Nine Months Ended September 30, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$1,175	$179	$1,354
Interest income	6	—	6
Interest expense	(212)	—	(212)
Other income (expense)	27	—	27
Income before income taxes from continuing operations	996	179	1,175
Income taxes (1)	127	49	176
Net income from continuing operations	869	130	999
Income from discontinued operations, net of tax (2)	102	69	171
Net income	971	199	1,170
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$944	$199	$1,143

Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.11	0.48	$3.59
Discontinued operations	0.37	0.26	0.63
Net income	$3.48	$0.74	$4.22

Weighted average ordinary shares outstanding - diluted	271.0	—	271.0

(1)
The effective tax rates used in the U.S. GAAP financial statements for continuing operations were 2.0% and (49.8)%, respectively, for the three and nine months ended September 30, 2017. Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring expenses, accelerated tradename amortization, impairment charges, regulatory and compliance provisions, and non-cash pension settlement charges anticipated in the forth quarter of 2017, which are adjusted at the related jurisdictional rate. After adjusting to exclude the applicable tax impact, the adjusted effective tax rates for continuing operations were 17.5% and 14.6%, respectively, for the three and nine months ended September 30, 2017. The effective tax rates used in the U.S. GAAP financial statements for continuing operations were 8.1% and 12.8%, respectively, for the three and nine months ended 2016. Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with non-cash pension charges settled in the second quarter of 2016, which are adjusted at the related jurisdictional rate. After adjusting to exclude the applicable tax impact, the adjusted effective tax rates for continuing operations were 14.2% and 15.0%, respectively, for the three and nine months ended 2016.

(2)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale and intangible asset amortization on discontinued operations of $11 million and $0 million, respectively, for the three months ended September 30, 2017 and $1,983 million and $11 million for the nine months ended September 30, 2017. The effective tax rates used in the U.S. GAAP financial statements for discontinued operation were 35.1% and 21.8%, respectively, for the three months and nine months ended September 30, 2017. After adjusting to exclude the applicable tax impact associated with the gain on sale and intangible asset amortization, the adjusted effective tax rates for discontinued operations were 35.2% and 24.2%, respectively, for the three months and nine months ended September 30, 2017. Adjusted income from discontinued operations, net of tax, excludes intangible asset amortization on discontinued operations of $30 million and $90 million, respectively, for the three months and nine months ended September 30, 2016. The effective tax rates used in the U.S. GAAP financial statements for discontinued operation were 37.3% and 37.4% for the three and nine months ended 2016, respectively. After adjusting to exclude the applicable tax impact associated with amortization, the adjusted effective tax rates for discontinued operations were 32.8% and 32.4% for the three and nine months ended 2016, respectively.

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

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Provided by Continuing Operating Activities	$289	$1,152
Capital Expenditures Used for Continuing Operations	(125)	(107)
Free Cash Flow Provided By Continuing Operations	$164	$1,045
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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had $0.01 and $0.06 impacts, respectively, on net income per diluted share during the three and nine months ended September 30, 2017. Currency fluctuations had $0.03 and $(0.03) impacts, respectively, on net income per diluted share during the three and nine months ended September 30, 2016, when 2015 results were translated at 2016 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had $0.01 and $0.02 impacts, respectively, on adjusted net income per diluted share during the three and nine months ended September 30, 2017. Currency fluctuations had $0.02 and $(0.07) impacts, respectively, on adjusted net income per diluted share during the three and nine months ended September 30, 2016, when 2015 results were translated at 2016 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.
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
From the inception of the Restructuring Plan through September 30, 2017, the Company has eliminated 2,125 positions and a total of $401 million of restructuring and related separation charges have been incurred.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred through September 30, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended September 30, 2017	Nine months ended September 30, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$52	$257	$46	$303
Technology rationalization (2)	12	22	124	146
Lease consolidation (2)	4	8	72	80
Asset impairments	2	26	14	40
Other costs associated with restructuring and separation (2) (3)	32	88	93	181
Total restructuring and related expenses	$102	$401	$349	$750

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

(2)
Contract termination costs included within Technology rationalization for the three and nine months ended September 30, 2017 were $1 million. Contract termination costs included within Lease consolidations for the three and nine months ended September 30, 2017 were $3 million and $8 million, respectively. Contract termination costs included within Other costs associated with restructuring and separation were $1 million for the three and nine months ended September 30, 2017. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $10 million, $80 million, and $10 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of September 30, 2017, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2016	$—
Expensed	369
Cash payments	(199)
Foreign currency translation and other	17
Balance as of September 30, 2017	$187
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), is conducting a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K. The CMA has indicated that it will assess whether any feature or combination of features in the target market prevents, restricts, or distorts competition. The CMA can impose a wide range of remedies to address uncompetitive markets. The investigation is in its very early stages. Thus, we are not presently in a position to estimate the impact, if any, of this investigation on Aon’s UK investment business.
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
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2017 decreased $1,122 million, or 76%, to $353 million from the prior year period. Net cash provided by operating activities for continuing operations during the nine months ended September 30, 2017 decreased $863 million, or 75%, from the prior year period to $289 million. Net cash provided by operating activities for discontinued operations during the nine months ended September 30, 2017 decreased $259 million, or 80%, from the prior year period to $64 million. These amounts represent net income reported, as adjusted for gains or losses on sales of businesses, financial instruments and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, and amortization and impairments, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables. The total decrease in operating cash inflows from the prior year was primarily driven by higher cash tax charges, largely related to the sale of the Divested Business, and an increase in pension contributions.
Pension contributions were $109 million for the nine months ended September 30, 2017, as compared to $91 million for the nine months ended September 30, 2016. For the remainder of 2017, we expect to contribute approximately $40 million in cash to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.  On July 1, 2017, the Company made non-cash contributions of approximately $80 million to its U.S. pension plan.
We expect cash generated by operations for 2017 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facility to accommodate any timing differences in cash flows.  We have a committed credit facility totaling $900 million, all of which was available at September 30, 2017, and can access this facility on a same day or next day basis. In October 2017, we entered into a $400 million multi-currency U.S. credit facility, which increases our available facilities to $1.3 billion. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Investing Activities
Cash flow provided by investing activities was $2,522 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2017, cash flow provided by investing activities in continuing operations was $2,541 million and cash flow used for investing activities in discontinued operations was $19 million. The primary driver of cash flow provided by investing activities was $4,194 million of sales of businesses, net of cash sold, offset by $1,344 million in net purchases of short-term investments, $172 million of acquisitions of businesses, net of cash acquired, and $144 million of capital expenditures in continuing and discontinued operations, and $12 million of net purchases of long-term investments. The gains and losses corresponding to cash flows provided by the net sales of long-term investments are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Cash flow used for investing activities was $371 million during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, cash flow used for investing activities in continuing operations was $325 million and cash flow used for investing activities in discontinued operations was $46 million. The primary drivers of cash flow used for investing activities were $198 million of acquisitions of businesses, net of cash acquired, $153 million of capital expenditures in continuing and discontinued operations, $108 million in net purchases of short-term investments, and $16 million of net purchases of long-term investments, offset by $104 million in proceeds from the sale of businesses.
Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2017 was $2,648 million, all of which was related to continuing operations. The primary drivers of cash flow used for financing activities were $1,888 million of share repurchases, $347 million of repayments of debt, net of issuances, $274 million of dividends paid to shareholders, $118 million in net cash payments related to issuance of shares, and $21 million of transactions with noncontrolling interests and other financing activities.
Cash flow used for financing activities during the nine months ended September 30, 2016 was $1,015 million, all of which was related to continuing operations. The primary drivers of cash flow used for financing activities were $1,037 million of share repurchases, $258 million of dividends paid to shareholders, $71 million of transactions with noncontrolling interests and other financing activities, and $70 million in net cash payments related to issuance of shares, partially offset by $421 million of issuances of debt, net of repayments.
Cash and Cash Equivalents and Short-Term Investments
At September 30, 2017, our Cash and cash equivalents and Short-term investments were $2,389 million, an increase of $1,673 million from December 31, 2016. This increase was primarily related to $4,194 million received in connection with the Divested Business and $353 million cash provided by operations, partially offset by $1,888 million in share repurchases, $347 million in repayments of debt issuances, net of issuances, $274 million in dividends, $172 million in acquisitions of businesses, net of cash acquired, and $144 million of capital expenditures.  Of the total balance at September 30, 2017, $98 million was restricted as to its use, which was comprised of £42.7 million ($57.5 million at September 30, 2017 exchange rates) of operating funds in the U.K., as required by the FCA, and $40 million held as collateral for various business purposes.  At September 30, 2017, $4.7 billion of Cash and cash equivalents and Short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $2.3 billion were held in other countries. We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2017, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
Of the total balance of Cash and cash equivalents and Short-term investments at December 31, 2016, $82 million was restricted as to its use, which was comprised of £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds in the U.K., as required by the FCA, and $29 million held as collateral for various business purposes. At December 31, 2016, $1.9 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.2 billion were held in other countries.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $4.2 billion and $3.3 billion at September 30, 2017 and December 31, 2016, respectively, and fiduciary receivables of $5.0 billion and $5.7 billion at September 30, 2017 and December 31, 2016, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
At September 30, 2017, our investments in money market funds had a fair value of $3.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments at September 30, 2017 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$749	$—	$2,796	$3,545
Money market funds	—	1,640	1,451	3,091
Cash and short-term investments	749	1,640	4,247	6,636
Fiduciary receivables	—	—	5,045	5,045
Total	$749	$1,640	$9,292	$11,681
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, and will be funded from available capital. In the three months ended September 30, 2017, the Company repurchased 5.4 million shares at an average price per share of $139.61, for a total cost of approximately $749 million and recorded an additional $3.8 million of costs associated with the repurchases to retained earnings. During the nine months ended September 30, 2017, the Company repurchased 14.5 million shares at an average price per share of $131.58, for a total cost of approximately $1.9 billion and recorded an additional $9.5 million of costs associated with the repurchases to retained earnings. Included in the 5.4 million shares and 14.5 million shares repurchased during the three and nine months ended September 30, 2017 were 165 thousand shares that did not settle until October 2017. These shares were settled at an average price per share of $146.52 and total cost of $24.2 million. In the three months ended September 30, 2016, the Company repurchased 2.7 million shares at an average price per share of $110.26 for a total cost of approximately $301 million. During the nine months ended September 30, 2016, the Company repurchased 10.4 million shares at an average price per share of $101.16, for a total cost of approximately $1.1 billion.
At September 30, 2017, the remaining authorized amount for share repurchase under the Repurchase Program is approximately $5.9 billion. Under the Repurchase Program, we have repurchased a total of 104.7 million shares for an aggregate cost of approximately $9.1 billion.
For information regarding share repurchases made during the third quarter of 2017, see Part II, Item 2 of this report.
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2017 and December 31, 2016, we had distributable reserves in excess of $1.8 billion and $1.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Borrowings
Total debt at September 30, 2017 was $6.0 billion, a decrease of $238 million compared to December 31, 2016. Commercial paper activity during the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total Issuances	$—	$674	$1,648	$1,982
Total Repayments	$—	$(674)	$(1,997)	$(1,798)
The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

Credit Facilities
As of September 30, 2017, Aon plc had one primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”). On October 19, 2017, Aon entered into a $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). This facility replaced the previous $400 million U.S. credit facility that expired in March 2017. The 2021 facility is intended to support our commercial paper obligations and our general working capital needs.  In addition, this facility includes customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.  During the second quarter of 2017, Aon amended the consolidated EBITDA definition within our 2021 Facility to exclude non-cash pension expenses and restructuring charges, not to exceed the total estimated costs of $750 million. At September 30, 2017, we had no borrowings under, and were in compliance with, these financial covenants and all other covenants contained in the 2021 Facility during the three and nine months ended September 30, 2017.
Our total debt-to-EBITDA ratio at September 30, 2017 and 2016 based on a rolling twelve months is calculated as follows (in millions):

	Rolling twelve months ended
	September 30,
	2017	2016
Net income	$802	$1,322
Interest expense	281	280
Income taxes	(118)	192
Depreciation of fixed assets	192	161
Amortization and impairment of intangible assets	644	159
Restructuring charges	375	—
Non-cash pension expense	128	31
Total EBITDA	$2,304	$2,145
Total Debt	$5,967	$6,160
Total debt-to-EBITDA ratio	2.6	2.9
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
The major rating agencies’ ratings of our debt at October 27, 2017 appear in the table below.

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
Guarantees and Indemnifications
Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of September 30, 2017, the undiscounted maximum potential future payments under the lease guarantee were $104 million, with an estimated fair value of $25 million. No cash payments were made in connection to the lease commitments during the three or nine months ended September 30, 2017.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of September 30, 2017, the undiscounted maximum potential future payments under the performance guarantees were $395 million, with an estimated fair value of $4 million. No cash payments were made in connection to the performance guarantees during the three or nine months ended September 30, 2017.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $94 million at September 30, 2017, compared to $90 million at December 31, 2016. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $76 million at September 30, 2017, compared to $95 million at December 31, 2016.
Other Liquidity Matters
We do not have significant exposure related to off-balance sheet arrangements. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
Financial Condition
At September 30, 2017, our net assets, representing total assets minus total liabilities, were $5,247 million, a decrease from $5,532 million at December 31, 2016. The decrease was due primarily to $1,913 million of share repurchases and $274 million of dividend payments for the nine months ended September 30, 2017, partially offset by Net income of $1,275 million, a decrease of $500 million in Accumulated other comprehensive loss, and an increase of $49 million due to the adoption of the share-based compensation guidance in the first quarter of 2017. Working capital increased by $1,142 million to $1,793 million from December 31, 2016.

Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss decreased $500 million to $3,412 million at September 30, 2017 as compared to $3,912 million at December 31, 2016, which was primarily driven by the following:

•	positive net foreign currency translation adjustments of $431 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies;

•	an increase of $56 million due to the amortization of net actuarial losses related to pension obligations; and

•	net financial instrument gains of $13 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 ( our “2016 Annual Report on Form 10-K”) other than those described below.
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

•	our ability to continue, and the costs associated with, growing, developing and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	our risks and uncertainties in connection with the sale of the Divested Business; and

•	our ability to realize the expected benefits from our restructuring plan.
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
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, the Indian Rupee, and the Japanese Yen.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars, Euro, and Japanese Yen, but most of their expenses are incurred in British Pounds.  At September 30, 2017, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. Dollar, Euro, and Japanese Yen transactions for the years ending December 31, 2017 and 2018, respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would increase by $0.01 and $0.06, respectively, during the three and nine months ended September 30, 2017.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would increase by $0.01 and $0.02, respectively, during the three and nine months ended September 30, 2017 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2017.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
Except as otherwise described below, there were no material changes to the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.
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
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of our benefits administration and business process outsourcing business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 2,400 to 2,850 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $750 million through the end of the Restructuring Plan, consisting of approximately $303 million in employee termination costs, $146 million in IT rationalization costs, $80 million in real estate realization costs, $40 million in asset impairment costs, and $181 million in other costs associated with the restructuring. Included in the estimated $750 million is $50 million of estimated non-cash charges related to asset impairments and lease consolidations.
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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/17 - 7/31/17	1,679,815	$136.81	1,679,815	$6,438,620,152
8/1/17 - 8/31/17	1,994,703	138.73	1,994,703	6,161,898,766
9/1/17 - 9/30/17	1,686,403	143.45	1,686,403	5,919,980,875
Total	5,360,921	$139.61	5,360,921	$5,919,980,875

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations. During the third quarter of 2017, we repurchased 5.4 million shares at an average price per share of $139.61 for a total cost of $749 million. Included in the 5.4 million shares repurchased was 165 thousand shares, which are included in the above table, that did not settle until October 2017. These shares were settled at an average price per share of $146.52 and total cost of $24.2 million.

We did not make any unregistered sales of equity in the third quarter of 2017.
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

Aon plc
(Registrant)

October 27, 2017	By:	/s/ Laurel Meissner
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