Form 10-K
period 2017-12-31
Aon plc
filed 2018-02-20
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company.)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2017, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $34,061,029,792 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 16, 2018: 246,180,510.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc’s Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on June 22, 2018 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.    Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” “the Company,” “we,” “us,” or “our”) is a leading global professional services firm that provides advice and solutions to clients focused on risk, retirement, and health, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions that are under-pinned by industry-leading data and analytics. Our strategy is to be the preeminent professional service firm in the world, focused on risk and people.
Our clients are globally diversified and include all market segments (individuals through personal lines, mid-market companies, and large global companies) and almost every industry in the economy in over 120 countries and sovereignties. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. Aon endeavors to make capital allocation decisions based upon return on invested capital (“ROIC”).
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC (the “Purchase Agreement”) to sell its benefits administration and business process outsourcing business (the “Divested Business”) to an entity formed and controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. On May 1, 2017, the Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities, for a purchase price of $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and deferred consideration of up to $500 million.
BUSINESS SEGMENT
Beginning in the first quarter of 2017 and following the sale of our Divested Business, the Company led a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency. These initiatives reinforce Aon’s ROIC decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, retirement, and health through five principal products and service revenue lines: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services. Collectively, these products and service revenue lines make up our one segment: Aon United.
In 2017, our consolidated total revenue was $9,998 million. This includes $4,169 million in Commercial Risk Solutions, $1,429 million in Reinsurance Solutions, $1,755 million in Retirement Solutions, $1,515 million in Health Solutions, and $1,140 million in Data & Analytic Services, before intercompany eliminations.
Principal Products and Services
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
Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Treaty reinsurance brokerage addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests. This includes the development of more competitive, innovative, and efficient risk transfer options.  Facultative reinsurance brokerage empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative markets.  Capital markets is a global investment bank with expertise in mergers and acquisitions, capital raising, strategic advice, restructuring, recapitalization services, and insurance-linked securities.  We work with insurers, reinsurers, investment firms, banks, and corporations to manage complex commercial issues through the provision of corporate finance advisory services, capital markets solutions, and innovative risk management products.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards and performance. Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration, and legal and compliance consulting. Investment consulting provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments, and foundations.  Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. Talent, rewards, and performance delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people.  It supports the full employee lifecycle, including assessment and selection of the right talent, optimized deployment and engagement, and the design, alignment, and benchmarking of compensation to business strategy and performance outcomes.
Health Solutions includes heath and benefits brokerage and healthcare exchanges.  Health and benefits brokerage partners with employers to develop innovative, customized benefits strategies that help manage risk, drive engagement, and promote accountability.  Our private health exchange solutions help employers transform how they sponsor, structure, and deliver health benefits by building and operating a cost effective alternative to traditional employee and retiree healthcare. We seek outcomes of reduced employer costs, risk, and volatility, alongside greater coverage and plan choices for individual participants.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Affinity specializes in developing, marketing and administering customized insurance programs and specialty market solutions for Affinity organizations and their members or affiliates.  Aon InPoint draws on the Global Risk Insight Platform (or “GRIP”), one of Aon’s proprietary databases, and is dedicated to making insurers more competitive by providing data, analytics, engagement, and consulting services.  ReView draws on a another Aon proprietary database and broker market knowledge to provide advisory services, analysis, and benchmarking to help reinsurers more effectively meet the needs of cedents through the development of more competitive, innovative, and efficient risk transfer options.
Revenue and Compensation
Our business generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services we provide to them, and fees from clients. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which we act. Compensation from insurance and reinsurance companies includes fees for consulting and analytics services and fees and commissions for administrative and other services provided to or on behalf of insurers. Fees from clients for advice and consulting services are dependent on the extent and value of the services we provide. Payment terms are consistent with current industry practices.
Fiduciary Funds
We typically hold funds on behalf of clients, including premiums received from clients and claims due to clients that are in transit to and from insurers. These funds held on behalf of clients are generally invested in interest-bearing premium trust accounts, and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. The principal is segregated and not available for general operating purposes, though we earn interest on these accounts.
Competition
Our business operates in a highly competitive and fragmented environment. We compete with other global insurance brokers and consulting companies, including Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, and Jardine Lloyd Thompson Group plc, as well as numerous specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents, and with other businesses that do not fall into the categories above, including large financial institutions, and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.
Seasonality
Due to buying patterns and delivery of certain products in the markets we serve, revenues recognized tend to be higher in the fourth quarter of each fiscal year.

Licensing and Regulation
Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including U.S. federal and state laws. See the “Risk Factors” section in Part I, Item 1A of this report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.
Regulatory authorities in the countries and states in the United States (“U.S.”) in which our operating subsidiaries conduct business may require individual or company licenses to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters. Under the laws of most countries and states, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking producers’, brokers’, and agents’ licenses to transact business in the country or state. The operating terms may vary according to the licensing requirements of the particular country or state, which may require, among other things, that a firm operates in the country or state through a local corporation. In a few countries and states, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the country or state.
Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by the Financial Conduct Authority (“FCA”) in the United Kingdom (“U.K.”), by federal and state agencies in the U.S., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, the licensing of agents, the monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.
Insurance authorities in the U.K., U.S., and certain other jurisdictions in which our subsidiaries operate have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.
Investment, securities, and futures licensing authorities also govern certain of our business activities. For example, in the U.S., we use Aon Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
Further, pension and financial laws and regulations, including oversight and supervision by the FCA in the U.K., the Securities and Exchange Commission (“SEC”) in the U.S., and regulators in other countries govern certain of the retirement-related consulting services provided by Aon and its subsidiaries and affiliates. This includes Aon subsidiaries that provide investment advisory services regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, securities, and insurance laws and regulations and supervision.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2017. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2017.
Segmentation of Activity by Type of Service and Geographic Area of Operation
Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 17 “Segment Information” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Employees
At December 31, 2017, we employed approximately 50,000 employees and conducted our operations through various subsidiaries in more than 120 countries and sovereignties.
Information Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities

Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in the countries in which we do business around the world;

•	changes in the competitive environment;

•	fluctuations in exchange and interest rates that could influence revenues and expenses;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility or increasing borrowing costs;

•	rating agency actions that could affect our ability to borrow funds;

•	volatility in our tax rate due to a variety of different factors including U.S. federal income tax reform;

•	the effect of the change in global headquarters and jurisdiction of incorporation, including differences in the anticipated benefits;
•changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;

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

•
the extent to which we manage certain risks created in connection with the various services, including fiduciary and investment consulting and other advisory services, among others, that we currently provide, or will provide in the future, to clients;

•	our ability to continue, and the costs and risks associated with, growing, developing and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	our risks and uncertainties in connection with the sale, including arrangements under the transition service agreement and legacy IT systems associated with the Divested Business; and

•	our ability to realize the expected benefits from our restructuring plan.
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
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Additionally, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating, and Finance Committees, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
Item 1A.    Risk Factors
The risk factors set forth below reflect material risks associated with existing and potential business and contain “forward-looking statements” as discussed in the “Business” Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition, or results of operations could be adversely affected if any of these risks were to actually occur.
The following are material risks related to our businesses specifically and the industries in which we operate generally that could adversely affect our business, financial condition, and results of operations and cause our actual results to differ materially from those stated in the forward-looking statements in this document and elsewhere.
Business Risks
An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of our business.
The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions, Reinsurance

Solutions, and Data and Analytic Services revenue lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as errors and omissions (“E&O”) claims, may increase in economic downturns, also adversely affecting our business.
We face significant competitive pressures.
As a global professional services firm, we compete with global, national, regional and local insurance companies who market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. We compete with respect to service, product features, price, commission structure, financial strength, ability to access certain insurance markets, and name recognition.
Our competitors may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors, or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes and innovate faster, or price their services more aggressively. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for market share more effectively than we do. This competition is intensified by an industry trend where clients engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the competition we face, our financial condition or results of operations might be adversely affected.
If our clients or third parties are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality advice and solutions focused on risk, retirement, and health. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability. Many of our clients are businesses that band together in industry groups or trade associations and actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In our investment consulting business, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice, which poses risks of liability exposure and costs of defense and increased insurance premiums. In addition, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and maintain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, the use and protection of data and systems, satisfaction of client expectations, and regulatory compliance. This damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders, and third parties in transactions that are important to our business adversely effecting on our business, financial condition, and operating results.

Revenues from commission arrangements may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.
Revenues from commission arrangements have historically been affected by significant fluctuations arising from uncertainties and changes in the industries in which we operate. A significant portion of our revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to pricing cyclicality in the commercial insurance and reinsurance markets.
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
The profitability of our consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Our profitability with respect to consulting engagements is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to changes in our business, adapt to the regulatory environment, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs, or improve our efficiency.
Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services, and general economic conditions. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may be impacted by factors such as our ability to transition consultants from completed projects to new assignments, our ability to secure new consulting engagements, our ability to forecast demand for consulting services (and, consequently, appropriately manage the size and location of our workforce), employee attrition, and the need to devote time and resources to training and professional and business development.
In our investment consulting business, we advise or act on behalf of clients regarding their investments. The results of these investments are uncertain and subject to numerous factors, some of which are within our control and some which are not. Clients that experience losses or lower than expected investment returns may leave us for competitors and/or assert claims against us.
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title or custody over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control. Regardless of the cause, clients experiencing losses may assert claims against us, and these claims may be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions. Additionally, clients experiencing losses or lower than expected investment returns may leave us for our competitors.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 56% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $1,285 million at December 31, 2017 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $3.7 billion at December 31, 2017 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2017, these long-term investments had a carrying value of $57 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the European Union. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
Our pension obligations and value of our pension assets could adversely affect our shareholders’ equity, net income, cash flow and liquidity.
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
Our worldwide pension plans are significant, and therefore our pension contributions and expense are sensitive to various market and demographic factors. These factors include equity and bond market returns, fair value of pension assets, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant changes to our financial position and results of operations from year to year. In addition, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2017, we had total consolidated debt outstanding of approximately $6.0 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2017, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2017 were A- with a stable outlook (Standard & Poor’s, or “S&P”), BBB+ with a stable outlook (Fitch, Inc., or “Fitch”), and Baa2 with a stable outlook (Moody’s Investor Services, or “Moody’s”). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
In 2012, we reincorporated in the U.K. and moved our corporate headquarters to London (the “Redomestication”). As a result of this reorganization of our corporate structure, Aon plc became the publicly-held parent company of the Aon group. There can be no assurance that all of the goals of our Redomestication will be achievable.
Our effective tax rates and the benefits from our Redomestication are subject to a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K., the U.S. and other countries, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances may be interrelated and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.
On September 4, 2013, we received from the Internal Revenue Service (the “IRS”) an executed Closing Agreement pursuant to which the Company and the IRS agreed that the merger (pursuant to which the Redomestication occurred) did not cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes. This agreement substantially reduced the risk that actions taken to date might cause Aon plc to be treated as a U.S. domestic corporation for federal tax purposes under the current tax statute and regulations. However, the U.S. Congress, the IRS, the U.K. Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation, or otherwise adversely affect our anticipated global tax position. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the Redomestication or any subsequent actions. Our net income and cash flow would be reduced if we were to be subject to U.S. corporate income tax as a domestic corporation. In addition, any future amendments to the current income tax treaties between the U.K and other jurisdictions (including the U.S.), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties, could subject us to increased taxation.
U.S. federal income tax reform could create uncertainty and adversely affect our business and financial condition.
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, further limiting deductible executive compensation, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries through the end of 2017. We continue to analyze how the Tax Reform Act may impact our results of operations.  The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis of the law, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. This continued analysis and resulting uncertainty, along with many of the changes effected pursuant to the Tax Reform Act, may have an adverse or volatile effect on our tax rate in fiscal years 2018 and beyond, thereby affecting our results of operations.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation, such as the U.S. Tax Reform Act detailed above, our global mix of earnings, the use of global funding structures, the tax characteristics of our income, the effect of complying with transfer pricing requirements under laws of many different countries on our revenues and costs, the consequences of acquisitions and dispositions of businesses and business segments, and the portion of the income of non-U.S. subsidiaries that may be subject to U.S. tax whether or not distributed to U.S. shareholders. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities.
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
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, restructuring, pensions, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, share-based payments, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles, and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates, policies, or developments in the business may change our initial estimates, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders’ Equity and Cash Flows.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lied intangible assets. Future goodwill or other long-lived asset impairment charges could materially impact our consolidated financial statements.
We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
The Company is organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends, interest, and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt, paying dividends to shareholders, repurchasing ordinary shares, and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payment to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
Legal and Regulatory Risks
We are subject to errors and omissions claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on the financial condition or results of operations of a business line or the Company as a whole.
We assist our clients with various matters, including placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, providing actuarial services, investment consulting, and asset management services. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free advice in our consulting business. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant, and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to Consolidated Financial Statements.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated by the SEC, and a variety of other laws, rules and regulations addressing, among other things, licensing, data privacy and protection, trade restriction and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our clients, carriers and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions or proceedings.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”) and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (“FATCA”) in the U.S., and the Bribery Act of 2010 (“U.K. Bribery Act”) in the U.K., impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in several cases, requiring compliance by foreign subsidiaries.
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, could impose additional licensure requirements or costs to our operations and services, or even cause us to cease offering certain services or solutions. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, we may become subject to additional types of laws and policies and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions.
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction as it has been conducted in the past.
In addition, new regulatory or industry developments could result in changes that adversely affect us. These developments include:

•	changes in our business compensation model as a result of regulatory actions or changes;

•	the establishment of programs in which state-sponsored entities provide property insurance in catastrophe-prone areas or other alternative types of coverage;

•	changes in regulations relating to health and welfare plans, defined contribution, and defined benefit plans, and investment consulting and asset management;

•	additional regulations promulgated by the FCA in the U.K., or other regulatory bodies in jurisdictions in which we operate; or

•
additional requirements respecting data privacy, data security, and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which data can be used by us to develop or further our product offerings.

Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The General Data Protection Regulation (the “GDPR”), effective in May 2018, creates a range of new compliance obligations, increases financial penalties for non-compliance, and extends the scope of the European Union data protection law to all companies processing data of European Union residents, wherever the company’s location. Complying with the GDPR will cause us to incur substantial operational costs and may require us to change our business practices.
Our business’ regulatory oversight generally also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.
Services provided in our Health Solutions and Retirement Solutions revenue line are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly affecting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use of, and payment of, commissions to, agents, brokers and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies, including the effects of health care reform by the U.S. government, could delay client adoption of our healthcare exchanges, impair our ability to retain clients who have adopted our healthcare exchanges, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, changes in laws, government regulations or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use, or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as pension), may adversely affect the demand for, or profitability of, our services.
If we violate the laws and regulation to which we are subject, we could be subject to fines, penalties or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
In addition, our businesses and operations are subject to heightened regulatory oversight and scrutiny, which may lead to additional regulatory investigations, increased government involvement, or enforcement actions. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we operate in many different business lines, which may occasionally intersect with each other, such as placing both insurance and reinsurance or providing both investment consultancy and fiduciary management services.   If we fail to control possible resulting conflicts of interest, we could be subject to civil litigation, fines, penalties or criminal sanctions and could be prohibited from participating in one or more lines of business.  As regulators and other government agencies continue to examine our operations, there is no assurance that consent orders or other enforcement actions will not be issued by them in the future. These and other initiatives from national, state, and local officials may subject us to judgments, settlements, fines or penalties, or cause us to be required to restructure or divest operations and activities, all of which could lead to reputational issues, higher operational costs, business disruption, or loss, thereby adversely affecting our business, financial condition, or operating results.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, effective trademark, copyright, patent, and trade secret protection may not be available in every country in which we offer our services or competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.

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
English law imposes additional restrictions on certain corporate actions. For example, English law provides that a board of directors may only allot, or issue, securities with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. The current authorization is effective until the earlier of our next annual general meeting or August 31, 2018. This authorization will need to be renewed by our shareholders periodically and we intend to renew this authorization at each annual general meeting.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. The current exclusion is effective until the earlier of our next annual general meeting or August 31, 2018. This exclusion would need to be renewed by our shareholders periodically and we intend to renew this exclusion at each annual general meeting.
English law also requires us to have available “distributable reserves” to make share repurchases or pay dividends to shareholders.  Distributable reserves may be created through the earnings of the U.K. parent company or other actions.  As of December 31, 2017, we had distributable reserves in excess of $1.2 billion. While it is our intention to maintain a sufficient level of distributable reserves in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that the parent company level will continue to generate sufficient earnings in order to maintain the necessary level of distributable reserves to do so.
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
Because we are a public limited company incorporated under the laws of England and Wales, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would have been the case for a U.S. company. In addition, it may be more difficult (or impossible) to bring some types of claims against us in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.
We are a public limited company incorporated under the laws of England and Wales. Therefore, it may not be possible to effect service of process upon us within the U.S. in order to enforce judgments of U.S. courts against us based on the civil liability provisions of the U.S. federal securities laws.
There is doubt as to the enforceability in England and Wales, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities solely based on the U.S. federal securities laws. The English courts will, however, treat any amount payable by us under U.S. judgment as a debt and new proceedings can be commenced in the English courts to enforce this debt against us. The following criteria must be satisfied in order for the English court to enforce the debt created by the U.S. judgment:

•
the U.S. court having had jurisdiction over the original proceedings according to English conflicts of laws principles and rules of English private international law at the time when proceedings were initiated;

•
the U.S. proceedings not having been brought in breach of a jurisdiction or arbitration clause except with the agreement of the defendant or the defendant’s subsequent submission to the jurisdiction of the court;

•	the U.S. judgment being final and conclusive on the merits in the sense of being final and unalterable in the court which pronounced it and being for a definite sum of money;

•
the recognition or enforcement, as the case may be, of the U.S. judgment not contravening English public policy in a sufficiently significant way or contravening the Human Rights Act 1998 (or any subordinate legislation made thereunder, to the extent applicable);

•
the U.S. judgment not being for a sum payable in respect of taxes, or other charges of a like nature, or in respect of a penalty or fine, or otherwise based on a U.S. law that an English court considers to be a penal or revenue law;

•
the U.S. judgment not having been arrived at by doubling, trebling or otherwise multiplying a sum assessed as compensation for the loss or damages sustained, and not otherwise being a judgment contrary to section 5 of the Protection of Trading Interests Act 1980 or is a judgment based on measures designated by the Secretary of State under Section 1 of that Act;

•	the U.S. judgment not having been obtained by fraud or in breach of English principles of natural justice;

•
the U.S. judgment not being a judgment on a matter previously determined by an English court, or another court whose judgment is entitled to recognition (or enforcement as the case may be) in England, in proceedings involving the same parties which conflicts with an earlier judgment of such court;

•
the party seeking enforcement (being a party who is not ordinarily resident in some part of the U.K. or resident in an EU Member State) providing security for costs, if ordered to do so by the English courts; and

•	the English enforcement proceedings being commenced within the relevant limitation period.
If an English court gives judgment for the sum payable under a U.S. judgment, the English judgment will be enforceable by methods generally available for this purpose. These methods generally permit the English court discretion to prescribe the manner of enforcement. Also note that, in any enforcement proceedings, the judgment debtor may raise any counterclaim that could have been brought if the action had been originally brought in England unless the subject of the counterclaim was in issue and denied in the U.S. proceedings.
Operational Risks
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include, particularly in emerging markets, the possibility we would be subject to undeveloped or evolving legal systems, unstable governments and economies, and potential governmental actions affecting the flow of goods, services, and currency.
Furthermore, the U.K.’s withdrawal from the European Union (“Brexit”) has created uncertainty about the future relationship between the U.K. and the European Union as they negotiate the terms of the withdrawal. As the U.K. and European Union negotiate these terms, we are uncertain about the agreements they will reach on topics such as financial laws and regulations, tax and free trade agreements, immigration laws, and employment laws. Our publicly traded parent is incorporated in the U.K. and we have significant operations and a substantial workforce therein and therefore enjoy certain benefits based on the U.K.’s membership in the European Union. The lack of clarity about Brexit and the future U.K. laws and regulations creates uncertainty for us as the outcome of these negotiations may affect our business and operations. Additionally, there is also a risk that other countries may decide to leave the European Union. The uncertainty surrounding Brexit not only potentially affects our business in the U.K. and the European Union, but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition and results of operations.
Additionally, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets and reducing the usefulness of liquidity alternatives denominated in that currency such as our multicurrency U.S. credit facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the Euro suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.
We may not realize all of the expected benefits from our restructuring plan and other operational improvement initiatives.
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,025 million through the end of the Restructuring Plan, consisting of approximately $450 million in employee termination costs, $130 million in IT rationalization costs, $85 million in real estate realization costs, $50 million in asset impairment costs and $310 million in other costs associated with the restructuring. Included in the estimated $1,025 million is $50 million of estimated non-cash charges.

We estimate that our annualized savings from the Restructuring Plan and other operational improvement initiatives will be approximately $450 million by the end of 2019. Actual total costs, savings and timing may vary from these estimates due to changes in the scope or assumptions underlying the Restructuring Plan and other operational improvement initiatives.  We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Restructuring Plan and other operational improvement initiatives could adversely affect our consolidated financial statements.
Our success depends on our ability to retain and attract experienced and qualified personnel, including our senior management team and other professional personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results and financial condition could be adversely affected. While we have plans for key management succession and long-term compensation plans designed to retain our senior management team and critical colleagues, if our succession plans and retention programs do not operate effectively, our business could be adversely affected.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to legal, economic, and market risks associated with operating in, and sourcing from, foreign countries, including:

•
difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;

•	hyperinflation in certain foreign countries;

•	conflicting regulations in the countries in which we do business;

•	imposition of investment requirements or other restrictions by foreign governments;

•	longer payment cycles;

•	greater difficulties in collecting accounts receivable;

•	insufficient demand for our services in foreign jurisdictions;

•	our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•	the reliance on or use of third parties to perform services on behalf of the Company;

•	disparate tax regimes;

•	restrictions on the import and export of technologies; and

•	trade barriers.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, climate events or weather patterns, and pandemic health events, as well as man-made disasters, including acts of terrorism, military actions and cyber-terrorism. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
Our operations are dependent upon our ability to protect our personnel, offices and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breaches, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of existing, new or upgraded computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges with regard to particular areas of our operations. We could potentially lose access to key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales and operating results.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods of attack. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques or implement adequate preventative measures. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. While we select our third party vendors carefully, problems with the information technology systems of those vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks, and security breaches at a vendor could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client, employee, or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant and extended disruption in the functioning of our information technology systems could damage our reputation and cause us to lose clients, adversely impact our operations, sales and operating results, and require us to incur significant expense to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service, and reliability that our clients require, we may be required to make significant additional investments in our information technology system.
Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information, including confidential information about our clients’ employees’ compensation, medical information, and other personally identifiable information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure of confidential, personal, or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, loss of revenue, and loss of clients. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the European Union and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, the European Union’s GDPR will go into effect in May 2018. Despite our efforts to bring practices into compliance before the GDPR’s effective date, we may not be successful either due to internal or external factors, such as a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and difficulty in negotiating the allocation of risk related to the handling of data. Compliance with the GDPR may also cause distraction from other aspects of our business. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of our proprietary databases, repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Innovations in software, cloud computing or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.
We are continually developing and investing in innovative and novel service offerings that we believe will address needs that we identify in the markets. Nevertheless, for those efforts to produce meaningful value, we are reliant on a number of other factors, some of which our outside of our control. For example, our Health Solutions revenue line has invested substantial time and resources in launching health care exchanges under the belief that these exchanges will serve a useful role in helping corporations and individuals in the U.S. manage their growing health care expenses. In order for these exchanges to be successful, health care insurers and corporate and individual participants have to deem them suitable, and whether those parties will find them suitable will be subject to their own particular circumstances.
We rely on third parties to perform key functions of our business operations enabling our provision of services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers and providers of human resource, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service level agreements or regulatory or legal requirements, in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, these third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation, and harm to our business.
Our business is exposed to risks associated with the handling of client funds.
Certain of our businesses collect premiums from insureds and remits the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are then remitted to the insureds. Consequently, at any given time, we may be holding and managing funds of our clients. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, errors relating to transaction processing, or other cybersecurity events or security breaches. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
In connection with the implementation of our corporate strategies, we face risks associated with the acquisition or disposition of businesses, the entry into new lines of business, the integration of acquired businesses, and the growth and development of these businesses.
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.
From time to time, either through acquisitions or internal development, we enter new lines of business or offer new products and services within existing lines of business. These new lines of business or new products and services present the Company with additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, integrating the acquired business into our systems and culture, recruiting professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
We are subject to various risks and uncertainties in connection with the sale of our Benefits Administration and HR Business Process Outsourcing business.
On February 9, 2017, we entered into a Purchase Agreement with Tempo Acquisition, LLC to sell our Divested Business to the Buyer, an entity controlled by affiliates of The Blackstone Group L.P. On May 1, 2017, the transaction was consummated and the Buyer purchased all of the outstanding equity interests in each of the Divested Business’s subsidiaries, plus certain related assets, for a purchase price of (i) $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and (ii) deferred consideration of up to $500 million, plus the assumption of certain liabilities. Cash proceeds from the sale, before taxes and after customary adjustments as set forth in the Purchase Agreement, were $4.2 billion.
This transaction carries inherent risks, including the risk that Aon will not earn the $500 million of additional consideration or otherwise realize the intended value of the transaction, as well as risks connected with separating the Divested Business from Aon. Because the Divested Business represented 19% of our gross revenues for the fiscal year 2016, our results of operations and financial condition may be materially adversely affected, or may not be accretive to adjusted earnings per share as anticipated, if we fail to effectively reduce our overhead costs to reflect the reduced scale of operations or fail to grow our other business as expected. Additionally, the separation of the Divested Businesses from the rest of Aon’s business requires significant resources, which may disrupt operations or divert management’s attention from Aon’s day-today operations and efforts to grow our other businesses. We are party to a transition services agreement with the Buyer under which we provide certain services to the Buyer and the Buyer provides certain systems or services to us.  There are risks associated with this transition services agreement, particularly as we transition off of the Buyer’s systems and services and initiate our own new systems and processes, which could adversely affect our business and results of operations.
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
The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that prior to the Redomestication, approximately 99% of the outstanding shares of common stock of Aon Corporation were held within the DTC system. The Class A Ordinary Shares of Aon plc are, at present, eligible for deposit and clearing within the DTC system. In connection with the closing of the Redomestication, we entered into arrangements with DTC whereby we agreed to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with the initial depository. DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determines at any time that the Class A Ordinary Shares are not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.

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

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	406,000	2028
199 Water Street, New York, New York (1)	319,000	2018

(1)	In August 2018, Aon will move to 1 Liberty Plaza, New York, New York. The Company has signed a 10 year lease for 240,000 square feet to replace the 199 Water Street location.
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2017.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 16 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Executive Officers of the Registrant
The executive officers of Aon, as of February 20, 2018 unless otherwise noted, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	53
Chief Executive Officer, Aon Benfield. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles at Aon during his 19 years at the Company, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013. Mr. Andersen was named Chief Executive Officer of Aon Benfield in September 2013 and an Executive Officer in February 2017.

John Bruno	52
Chief Operations Officer.  Mr. Bruno joined Aon in September 2014 as Executive Vice President, Enterprise Innovation & Chief Information Officer and was named an Executive Officer in February 2017 and Chief Operations Officer in April 2017.  Prior to joining Aon, Mr. Bruno held various positions at NCR Corporation, a technology company focused on assisted and self service solutions, from 2008 to 2014, where he most recently served as Executive Vice President, Industry & Field Operations and Corporate Development.  Prior to working at NCR, Mr. Bruno served in various technology positions at Goldman Sachs Group, Merrill Lynch & Co. Inc. and Symbol Technologies, Inc.

Gregory C. Case	55
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

Christa Davies	46
Executive Vice President and Chief Financial Officer. Ms. Davies became Executive Vice President - Global Finance in November 2007. In March 2008, Ms. Davies assumed the additional role of Chief Financial Officer. Prior to joining Aon, Ms. Davies served for 5 years in various capacities at Microsoft Corporation, an international software company, most recently serving as Chief Financial Officer of the Platform and Services Division. Before joining Microsoft in 2002, Ms. Davies served at ninemsn, an Australian joint venture with Microsoft.

Anthony Goland	58
Executive Vice President and Chief Human Resources Officer. Mr. Goland joined Aon in September 2015 as Executive Vice President and Chief Human Resources Officer. Prior to joining Aon, Mr. Goland spent 30 years at McKinsey & Company, Inc., a global management consulting firm where he was a leader of the firm’s financial services, financial inclusion, and organization practices. Prior to McKinsey, he had experience with J.P. Morgan and IBM, and before that he volunteered and served as a Sergeant in the U.S. Army.

Cary Grace	49
Chief Executive Officer, Global Retirement & Investment. Ms. Grace joined Aon in April 2012 as President of Aon Hewitt’s Strategy and Solutions group and served as the CEO of Aon’s Health Exchange Solutions prior to assuming her current role in January 2016.  She was named an executive officer in May 2017. Before joining Aon, Ms. Grace spent more than 20 years with Bank of America and a predecessor to JPMorgan in various business leadership positions including leading the institutional asset advisory and mass affluent businesses.

Peter Lieb	62
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

Laurel Meissner	60
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

Michael O’Connor	49
Chief Executive Officer, Aon Risk Solutions. Mr. O’Connor joined Aon in 2008 as Chief Operating Officer of Aon Risk Solutions and was later named Chief Risk Operating Officer, Aon Risk Solutions and Aon Benfield. In 2013, he was named Chief Executive Officer, Aon Risk Solutions and was named an Executive Officer in February 2017. Prior to joining Aon, Mr. O’Connor was a partner at McKinsey & Company, where he served as a leader for the North America Financial Services and North American Insurance practices.

John Zern	51
Chief Executive Officer, Aon Global Health. Mr. Zern joined Aon in 2003 as the U.S. Health Leader for Aon Risk Solutions. He has held a variety of leadership positions across Aon Risk Solutions and Aon Hewitt over his 16 years at the Company.  In 2015, Mr. Zern was named Chief Executive Officer of Aon Global Health and was named an Executive Officer in May 2017. Prior to joining Aon, he held several client and people leadership positions in the U.S. health business of Marsh & McLennan Companies and at Aetna Health Plans.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the New York Stock Exchange. The following table sets forth the ranges of high and low sales prices per share of our ordinary shares as reported on the NYSE and the cash dividends per share of common stock paid for the two most recent fiscal years:

	Years Ended December 31
	2017			2016
	High	Low	Dividends paid per share	High	Low	Dividends paid per share
Fourth quarter	$152.78	$133.11	$0.36	$116.59	$107.19	$0.33
Third quarter	$147.66	$132.38	$0.36	$113.78	$105.35	$0.33
Second quarter	$137.28	$117.41	$0.36	$110.04	$100.55	$0.33
First quarter	$119.88	$109.82	$0.33	$104.76	$83.83	$0.30
On February 16, 2018, the last reported sale price of our ordinary shares as reported by the NYSE was $140.86 per share. We have approximately 213 holders of record of our Class A Ordinary Shares as of February 16, 2018.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/17 – 10/31/17	1,176,659	$148.39	1,176,659	$5,745,379,322
11/1/17 – 11/30/17	1,180,611	$141.15	1,180,611	$5,578,732,712
12/1/17 – 12/31/17	1,156,382	$137.24	1,156,382	$5,420,032,577
	3,513,652	$142.29	3,513,652

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations. During the fourth quarter of 2017, we repurchased 3.5 million shares at an average price per share of $142.29 for a total cost of $500 million. Included in the 3.5 million shares repurchased was 118,000 shares, which are included in the above table, that did not settle until January 2018. These shares were settled at an average price per share of $134.41 and total cost of $15.9 million.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any unregistered sales of equity in 2017.

Item 6.    Selected Financial Data
As described in Note 3 “Discontinued Operations” of the Notes to Consolidated Financial Statements, we have classified the results of the Divested Business as discontinued operations. Amounts below have been amended to reflect this classification.

(millions, except per share data)	2017	2016	2015	2014	2013
Income Statement Data
Total revenue from continuing operations	$9,998	$9,409	$9,480	$9,892	$9,670
Income from continuing operations	435	1,253	1,253	1,312	957
Income from discontinued operations	828	177	169	119	191
Net income	1,263	1,430	1,422	1,431	1,148
Less: Net income attributable to noncontrolling interests	37	34	37	34	35
Net income attributable to Aon shareholders	$1,226	$1,396	$1,385	$1,397	$1,113
Basic Net Income Per Share Attributable to Aon Shareholders
Continuing operations	$1.54	$4.55	$4.33	$4.32	$2.96
Discontinued operations	3.20	0.66	0.60	0.40	0.61
Net income	$4.74	$5.21	$4.93	$4.73	$3.57
Diluted Net Income Per Share Attributable to Aon Shareholders
Continuing operations	$1.53	$4.51	$4.28	$4.27	$2.92
Discontinued operations	3.17	0.65	0.60	0.40	0.61
Net income	$4.70	$5.16	$4.88	$4.66	$3.53
Balance Sheet Data
Fiduciary assets (1)	$9,625	$8,959	$9,465	$11,026	$11,509
Intangible assets including goodwill	$10,091	$9,300	$8,795	$9,338	$9,365
Total assets	$26,088	$26,615	$26,883	$29,572	$30,060
Long-term debt	$5,667	$5,869	$5,138	$4,768	$3,666
Total equity	$4,648	$5,532	$6,059	$6,527	$8,091
Class A Ordinary Shares and Other Data
Dividends paid per share	$1.41	$1.29	$1.15	$0.92	$0.68
At year-end:
Market price, per share	$134.00	$111.53	$92.21	$94.83	$83.89
Shares outstanding	247.6	262.0	269.8	280.0	300.7

(1)	Represents insurance premium receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2017 FINANCIAL RESULTS
Aon plc is a leading global professional services firm that provides advice and solutions to clients focused on risk, retirement, and health, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency. The divestiture of the benefits administration and business process outsourcing in the second quarter of 2017 represents the next step of our strategy, reinforces our focus to provide advice and solutions, and further aligns our portfolio around our clients’ highest priorities. Further, it reinforces our ROIC decision-making process and emphasis on operating cash flow.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC to sell the Divested Business to the Buyer, an entity formed and controlled by affiliates of The Blackstone Group L.P., and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
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
In the twelve months ended December 31, 2017, the Company recorded a gain on sale, net of taxes, of $779 million and a non-cash impairment charge to its tradenames associated with the Divested Business of $380 million as these assets were not sold to the Buyer. Additionally, effective May 1, 2017, consistent with operating as one segment, the Company has implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period. The accelerated amortization and impairment charge are included in Amortization and impairment of intangible assets on the Consolidated Statement of Income.
Financial Results
The following is a summary of our 2017 financial results from continuing operations:

•
Revenue increased 6%, or $589 million, to $10.0 billion in 2017 compared to 2016, reflecting 4% organic revenue growth and a 2% increase related to acquisitions, net of divestitures. Organic revenue growth for the year was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Health Solutions, and Data & Analytic Services

•
Operating expenses increased $1.2 billion, or 16%, to $9.0 billion in 2017 compared to 2016 due primarily to $497 million of restructuring costs, a $380 million non-cash impairment charge to the indefinite lived tradenames associated with the sale of the Divested Business, a $258 million increase in expenses related to acquisitions, net of divestitures, $143 million of accelerated amortization related to tradenames, and an increase in expense associated with 4% organic revenue growth, partially offset by $165 million of savings related to restructuring and other operational improvement initiatives and a $92 million decrease in expenses related to certain pension settlements.

•
Operating margin decreased to 9.8% in 2017 from 17.4% in 2016. The decrease in operating margin from the prior year is primarily driven by an increase in operating expenses, described above, partially offset by organic revenue growth of 4% and core operational improvement.

•	Due to the factors set forth above, income from continuing operations was $435 million in 2017, a decrease of $818 million, or 65%, from 2016.

•
Cash flow provided by operating activities was $669 million in 2017, a decrease of $1.2 billion, or 63%, from $1.8 billion in 2016, due primarily to cash tax payments of approximately $940 million associated with the Divested Business, $280 million of cash payments for restructuring charges, and $45 million of transaction costs related to the Divested Business, partially offset by operational improvement.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margins, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics from continuing operations for 2017:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 4% in 2017, comparable to 4% organic growth in the prior year. Organic revenue growth was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Health Solutions, and Data & Analytic Services.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 23.4% in 2017, compared to 21.6% in the prior year. The increase in adjusted operating margin primarily reflects organic revenue growth of 4%, core operational improvement, and $165 million of savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $6.52 per share in 2017, an increase of $0.94 per share, or 17%, from $5.58 per share in 2016. The increase demonstrates solid operational performance and effective capital management, highlighted by a record $2.4 billion of share repurchase during 2017, partially offset by a higher effective tax rate and losses recognized in other expense.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $486 million in 2017, a decrease of $1.2 billion, or 71%, from $1.7 billion in 2016. The decrease in free cash flow from the prior year was driven by a decrease in cash flow from operations of $1.2 billion and a 17%, or $27 million, increase in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow:

	Years ended December 31
(millions)	2017	2016	2015
Revenue
Total revenue	$9,998	$9,409	$9,480
Expenses
Compensation and benefits	6,089	5,687	5,605
Information technology	419	386	389
Premises	348	343	362
Depreciation of fixed assets	187	162	164
Amortization and impairment of intangible assets	704	157	173
Other general expenses	1,272	1,036	1,200
Total operating expenses	9,019	7,771	7,893
Operating income	979	1,638	1,587
Interest income	27	9	14
Interest expense	(282)	(282)	(273)
Other income (expense)	(39)	36	100
Income from continuing operations before income taxes	685	1,401	1,428
Income taxes	250	148	175
Net income from continuing operations	435	1,253	1,253
Income from discontinued operations, net of tax	828	177	169
Net income	1,263	1,430	1,422
Less: Net income attributable to noncontrolling interests	37	34	37
Net income attributable to Aon shareholders	$1,226	$1,396	$1,385
Consolidated Results for 2017 Compared to 2016
Revenue
Total revenue increased by 6%, or $589 million, to $10.0 billion in 2017, compared to $9.4 billion in 2016. The increase was driven by 4% organic revenue growth and a 2% increase related to acquisitions, net of divestitures. Organic revenue growth for the year was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Health Solutions, and Data & Analytic Services.
Commercial Risk Solutions organic revenue growth was 2% in 2017 driven by growth across nearly every geography, with particular strength in U.S. Retail driven by record new business generation and strong management of the renewal book portfolio.
Reinsurance Solutions organic revenue growth was 6% in 2017 driven by growth across all major product lines, highlighted by continued net new business generation in the treaty portfolio, growth in facultative placements, and strong growth in capital markets.
Retirement Solutions organic revenue growth was 3% in 2017 driven by double-digit growth in investment consulting, primarily for delegated investment management, as well as solid growth in the Talent, Rewards, and Performance practice.
Health Solutions organic revenue growth was 7% in 2017 driven primarily by strong growth in health & benefits brokerage, in both the Americas and internationally.
Data & Analytic Services organic revenue growth was 6% in 2017 driven by strong growth across Affinity, with particular strength in the U.S.

Compensation and Benefits
Compensation and benefits increased $402 million in 2017, or 7%, compared to 2016. The increase was primarily driven by $299 million of restructuring charges, a $154 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense associated with 4% organic revenue growth, partially offset by $104 million of savings related to restructuring and other operational improvement initiatives and a $92 million decrease in expenses related to certain pension settlements.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $33 million 2017, or 9%, compared to 2016. The increase was primarily driven by $33 million of restructuring costs, a $7 million increase in expenses related to acquisitions, net of divestitures, as well as investments in growth, partially offset by $37 million of savings related to restructuring and other operational improvement initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $5 million in 2017, or 1%, compared to 2016. The increase was primarily driven by an $11 million increase in expenses related to acquisitions, net of divestitures, and $8 million of restructuring costs, partially offset by $3 million of savings related to restructuring and other operational improvement initiatives.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $25 million in 2017, or 15%, compared to 2016. The increase was primarily driven by $26 million of restructuring costs and a $14 million increase in expenses associated with acquisitions, net of divestitures, partially offset by $1 million of savings related to restructuring and other operational improvement initiatives as well as a decrease as we continue to optimize our real estate and information technology portfolio.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles increased $547 million for the year, or 348%, compared to 2016. The increase was primarily driven by a $380 million non-cash impairment charge to the indefinite lived tradenames associated with the Divested Business, $143 million of accelerated amortization related to tradenames, and an increase associated with recent acquisitions, net of divestitures.
Other General Expenses
Other general expenses increased $236 million in 2017, or 23%, compared to 2016. The increase was primarily driven by $131 million of restructuring costs, a $71 million increase in expenses associated with acquisitions, net of divestitures, $28 million of costs related to regulatory and compliance matters, and an increase in expense associated with 4% organic revenue growth, partially offset by $20 million of savings related to restructuring and other operational improvement initiatives and a $15 million decrease in expenses related to the sale of the Divested Business in the prior year period.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $27 million in 2017, an increase of $18 million, or 200%, from 2016, due primarily to additional income earned on the balance of cash proceeds from the Divested Business.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $282 million in 2017, similar to the prior year period.
Other Income (Expense)
Other income (expense) decreased $75 million from $36 million in 2016 to $(39) million in 2017. Other expense in 2017 includes, among other things, a $37 million unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and $16 million in net losses on the disposition of businesses, partially offset by $12 million of equity earnings and $2 million of gains on certain financial instruments. Other income in 2016 includes $39 million in net gains on the disposition of businesses and $13 million in equity earnings, partially offset by a $2 million unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and $14 million of losses on certain financial instruments.

Income From Continuing Operations before Income Taxes
Due to factors discussed above, income from continuing operations before income taxes was $685 million in 2017, a 51% decrease from $1.4 billion in 2016.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 36.5% in 2017 and 10.6% in 2016. The 2017 rate reflects changes in the geographical distribution of income, the impact of share-based payments, and the provisional estimate of the impact of U.S. tax reform based on Aon's initial analysis of the Tax Cuts and Jobs Act. The 2016 rate reflects changes in the geographical distribution of income and the impact from certain pension settlements in the second and fourth quarters.
Income from Discontinued Operations, Net of Tax
On February 9, 2017, the Company entered into a Purchase Agreement with the Buyer to sell the Divested Business. The Company has retrospectively classified the results of the Divested Business as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. Income from discontinued operations, net of tax, increased $651 million to $828 million compared to 2016. This increase was primarily driven by the gain on sale of the Divested Business.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders decreased to $1.2 billion, or $4.70 per diluted share, in 2017, compared to $1.4 billion, or $5.16 per diluted share, in 2016.
Consolidated Results for 2016 Compared to 2015
Revenue
Total revenue decreased by 1%, or $71 million, to $9.4 billion in 2016, compared to $9.5 billion in 2015. The decrease was driven by a 3% unfavorable impact from foreign currency translation and a 2% decrease related to acquisitions, net of divestitures, partially offset by organic revenue growth of 4%.
Commercial Risk Solutions organic revenue growth was 2% in 2016 driven by record business generation in U.S. retail and strong growth in Latin America, Asia, and Pacific regions, despite economic weakness in certain countries.
Reinsurance Solutions organic revenue growth was 1% in 2016 driven by net new business growth in treaty placements globally and modest growth in facultative placements, partially offset by an unfavorable market impact in treaty and a decline in capital markets transactions and advisory business.
Retirement Solutions organic revenue growth was 2% in 2016 driven by growth in investment consulting, primarily for delegated investment management.
Health Solutions organic revenue growth was 13% in 2016 driven by solid growth in health & benefits brokerage, highlighted by double-digit growth across Asia and EMEA, and double-digit growth in healthcare exchanges.
Data & Analytic Services organic revenue growth was 6% in 2016 driven by strong growth in Affinity, particularly in the U.S.
Compensation and Benefits
Compensation and benefits increased $82 million, or 1%, in 2016 compared to 2015. The increase was primarily driven by a $220 million increase in non-cash expense related to certain pension settlements and an increase in expense associated with 4% organic revenue growth, partially offset by a $169 million favorable impact from foreign currency translation and a $97 million decrease in expenses related to acquisitions, net of divestitures.
Information Technology
Information technology decreased $3 million, or 1%, in 2016 compared to 2015. This decrease was primarily driven by a $12 million favorable impact from foreign currency translation and a $7 million decrease in the core expense base resulting from acquisitions, net of divestitures, partially offset by an increase in expense associated with 4% organic revenue growth.

Premises
Premises decreased $19 million, or 5%, in 2016 compared to 2015. This decrease was primarily driven by a $13 million favorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets decreased $2 million, or 1%, in 2016 compared to 2015. This decrease was primarily driven by a $4 million favorable impact from foreign currency translation and a $4 million decrease in the core expenses associated with acquisitions, net of divestitures, partially offset by an increase in expense associated with 4% organic revenue growth.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles decreased $16 million, or 9%, in 2016 compared to 2015. This decrease was primarily driven by an $8 million favorable impact from foreign currency translation.
Other General Expenses
Other general expenses decreased $164 million, or 14%, in 2016 compared to 2015. This decrease was primarily driven by a $176 million decrease in expense related to legacy litigation incurred in 2015, a $43 million favorable impact from currency translation, and a $39 million decrease in the core expense base resulting from acquisitions, net of divestitures, partially offset by an increase in expense to support 4% organic revenue growth, and $15 million of transaction costs related to the Divested Business.
Interest Income
Interest income was $9 million in 2016, a decrease of $5 million, or 36%, from 2015, due to marginally lower average interest rates globally.
Interest Expense
Interest expense was $282 million in 2016, an increase of $9 million, or 3%, from 2015. The increase in interest expense primarily reflects an increase in total debt outstanding.
Other Income (Expense)
Other income decreased $64 million from $100 million in 2015 to $36 million in 2016. Other income in 2016 includes $39 million in net gains on disposition of businesses and equity earnings of $13 million, partially offset by a $14 million net loss on certain financial instruments and foreign exchange losses of $2 million. Other income in 2015 includes, among other things, $82 million in net gains on disposition of businesses, foreign exchange gains of $30 million, and equity earnings of $13 million, partially offset by a $24 million net loss on certain financial instruments.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes was $1,401 million in 2016, a 2% decrease from $1,428 million in 2015.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 10.6% in 2016 and 12.3% in 2015. The 2016 and 2015 tax rates reflect changes in the geographical distribution of income, the impact from certain pension settlements in the second and fourth quarters of 2016, a reduction in U.S. income resulting from the settlement of legacy litigation in the second quarter of 2015, and the impact of certain discrete items.
Income from Discontinued Operations, Net of Tax
On February 9, 2017, the Company entered into a Purchase Agreement with the Buyer to sell the Divested Business. The Company has retrospectively classified the results of the Divested Business as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. Income from discontinued operations, net of tax, increased $8 million in 2016, compared to $169 million in 2015, driven by increased operating income growth.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon Shareholders increased to $1,396 million, or $5.16 per diluted share in 2016, compared to $1,385 million, or $4.88 diluted net income per share, in 2015.

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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rate, acquisitions, divestitures, transfers between subsidiaries, fiduciary investment income, and reimburseable expenses. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Twelve Months Ended
	Dec 31, 2017	Dec 31, 2016	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$4,169	$3,929	6%	—%	—%	4%	2%
Reinsurance Solutions	1,429	1,361	5	—	—	(1)	6
Retirement Solutions	1,755	1,707	3	(1)	—	1	3
Health Solutions	1,515	1,370	11	—	—	4	7
Data & Analytic Services	1,140	1,050	9	—	—	3	6
Elimination	(10)	(8)	NA	NA	NA	NA	NA
Total revenue	$9,998	$9,409	6%	—%	—%	2%	4%

	Twelve Months Ended
	Dec 31, 2016	Dec 31, 2015	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$3,929	$4,029	(2)%	(3)%	—%	(1)%	2%
Reinsurance Solutions	1,361	1,358	—	(1)	—	—	1
Retirement Solutions	1,707	1,916	(11)	(4)	—	(9)	2
Health Solutions	1,370	1,167	17	(3)	—	7	13
Data & Analytic Services	1,050	1,021	3	(2)	—	(1)	6
Elimination	(8)	(11)	NA	NA	NA	NA	NA
Total revenue	$9,409	$9,480	(1)%	(3)%	—%	(2)%	4%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)	Fiduciary investment income for the years ended December 31, 2017, 2016, and 2015 respectively, was $32 million, $22 million, and $21 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, acquisitions, divestitures, transfers between business units, and fiduciary investment income.

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

A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentage data):

	Years ended December 31
	2017	2016	2015
Revenue	$9,998	$9,409	$9,480

Operating income - as reported	$979	$1,638	$1,587
Amortization and impairment of intangible assets	704	157	173
Restructuring	497	—	—
Regulatory and compliance matters	28	—	—
Pension settlement	128	220	—
Transaction costs	—	15	—
Legacy litigation	—	—	176
Operating income - as adjusted	$2,336	$2,030	$1,936

Operating margin - as reported	9.8%	17.4%	16.7%
Operating margin - as adjusted	23.4%	21.6%	20.4%
Adjusted Diluted Earnings per Share
We also use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, plus related income taxes because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto.
A reconciliation of this non-GAAP measure to reported Diluted earnings per share is as follows:

	Year Ended December 31, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$979	$1,357	$2,336
Interest income	27	—	27
Interest expense	(282)	—	(282)
Other income (expense)	(39)	—	(39)
Income before income taxes from continuing operations	685	1,357	2,042
Income taxes (1)	250	55	305
Net income from continuing operations	435	1,302	1,737
Income from discontinued operations, net of tax (2)	828	(772)	56
Net income	1,263	530	1,793
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,226	$530	$1,756

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.53	$4.99	$6.52
Discontinued operations	3.17	(2.95)	0.22
Net income	$4.70	$2.04	$6.74

Weighted average ordinary shares outstanding — diluted	260.7	—	260.7

	Year Ended December 31, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$1,638	$392	$2,030
Interest income	9	—	9
Interest expense	(282)	—	(282)
Other income (expense)	36	—	36
Income before income taxes from continuing operations	1,401	392	1,793
Income taxes (1)	148	102	250
Net income from continuing operations	1,253	290	1,543
Income from discontinued operations, net of tax (2)	177	94	271
Net income	1,430	384	1,814
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,396	$384	$1,780

Diluted net income per share attributable to Aon shareholders
Continuing operations	$4.51	$1.07	$5.58
Discontinued operations	0.65	0.36	1.01
Net income	$5.16	$1.43	$6.59

Weighted average ordinary shares outstanding — diluted	270.3	—	270.3

	Year Ended December 31, 2015
(millions, except per share data)	U.S. GAAP	Adjustments	As Adjusted
Operating income from continuing operations	$1,587	$349	$1,936
Interest income	14	—	14
Interest expense	(273)	—	(273)
Other income (expense)	100	—	100
Income before income taxes from continuing operations	1,428	349	1,777
Income taxes (1)	175	89	264
Net income from continuing operations	1,253	260	1,513
Income from discontinued operations, net of tax (2)	169	108	277
Net income	1,422	368	1,790
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,385	$368	$1,753

Diluted net income per share attributable to Aon shareholders
Continuing operations	$4.28	$0.92	$5.20
Discontinued operations	0.60	0.38	0.98
Net income	$4.88	$1.30	$6.18

Weighted average ordinary shares outstanding — diluted	283.8	—	283.8

(1)
The effective tax rate used in the U.S. GAAP financial statements for continuing operations were 36.5%, 10.6%, and 12.3%, respectively, for the years ended December 31, 2017, 2016, and 2015. Tax expense was adjusted to exclude the estimated impact of the Tax Cuts and Jobs Act, including the impact of the transition tax imposed on our accumulated foreign earnings and the re-measurement of the carrying value of our U.S. net deferred tax assets due to the lower corporate tax rate. The provisional estimate of the impact of U.S. Tax Reform is based on Aon’s initial analysis of the Tax Cuts and Jobs Act and may be adjusted in future periods due to, among other things, additional analysis performed by Aon and additional guidance that may be issued by the U.S. Department of Treasury (see Note 10 in these notes to the consolidated financial statements for additional information). Further, adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring expenses, accelerated tradename amortization, impairment charges, regulatory and compliance provisions, and non-cash pension settlement charges, which are adjusted at the related jurisdictional rate. After adjusting to exclude the applicable tax impact, the adjusted effective tax rates for continuing operations were 14.9%, 13.9%, and 14.9%, respectively, for the years ended December 31, 2017, 2016, and 2015.

(2)
Adjusted income from discontinued operations, net of tax, excludes gain on sale and intangible asset amortization on discontinued operations of $1,964 million and $11 million for the year ended December 31, 2017. Adjusted income from discontinued operations, net of tax, excludes intangible asset amortization on discontinued operations of $120 million and $141 million, respectively, for the years ended December 31, 2016 and 2015. The effective tax rates used in the U.S. GAAP financial statements for discontinued operations were 58.9%, 34.0%, and 35.2%, respectively, for the years ended December 31, 2017, 2016, and 2015. After adjusting to exclude the applicable tax impact associated with the gain on sale and intangible asset amortization, the adjusted effective tax rates for discontinued operations were 11.7%, 30.2%, and 31.1% for the years ended December 31, 2017, 2016, and 2015.

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
A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31	2017	2016	2015
Cash Provided by Continuing Operating Activities	$669	$1,829	$1,502
Capital Expenditures Used for Continuing Operations	(183)	(156)	(200)
Free Cash Flow Provided By Continuing Operations	$486	$1,673	$1,302
Impact of Foreign Currency Exchange Rate Fluctuations
We conduct business in more than 120 countries and, because of this, foreign currency exchange rate fluctuations have a significant impact on our business. Foreign currency exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rate fluctuations on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the last year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had an $0.12 favorable impact on net income per diluted share during the year ended December 31, 2017. Currency fluctuations had no impact on net income per diluted share during the year ended December 31, 2016, when 2015 results were translated at 2016 rates. Currency fluctuations had a $0.43 unfavorable impact on net income per diluted share during the year ended December 31, 2015, when 2014 results were translated at 2015 rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.08 favorable impact on adjusted net income per diluted share during the year ended December 31, 2017. Currency fluctuations had a $0.04 unfavorable impact on adjusted net income per diluted share during the year ended December 31, 2016, when 2015 results were translated at 2016 rates. Currency fluctuations had a $0.44 unfavorable impact on net income per diluted share during the year ended December 31, 2015, when 2014 results were translated at 2015 rates. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements and Notes thereto.

Restructuring Plan
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. We expect to result in cumulative costs of approximately $1,025 million through the end of the plan, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $85 million in real estate consolidation costs, $50 million in non-cash asset impairments, such as expense taken on software no longer in use, and $310 million in other costs including certain separation costs associated with the sale of the Divested Business. We estimate that our annualized savings from the Restructuring Plan and other operational improvement initiatives will be approximately $450 million by the end of 2019.
From the inception of the Restructuring Plan through December 31, 2017, the Company has eliminated 2,630 positions and incurred total expenses of $497 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through December 31, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated remaining costs may be revised in future periods as these assumptions are updated:

	Year Ended December 31, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$299	$151	$450
Technology rationalization (2)	33	97	130
Lease consolidation (2)	8	77	85
Asset impairments	26	24	50
Other costs associated with restructuring and separation (2) (3)	131	179	310
Total restructuring and related expenses	$497	$528	$1,025

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

(2)
Contract termination costs included within Technology rationalization for the year ended December 31, 2017 were $1 million. Contract termination costs included within Lease consolidations for the year ended December 31, 2017 were $8 million. Contact termination costs included within Other costs associated with restructuring and separation were $3 million. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $10 million, $80 million, and $10 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of December 31, 2017, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance at December 31, 2016	$—
Expensed	452
Cash payments	(280)
Foreign currency translation and other	14
Balance at December 31, 2017	$186
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), is conducting a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K. The CMA has indicated that it will assess whether any feature or combination of features in the target market prevents, restricts, or distorts competition. The CMA can impose a wide range of remedies to address uncompetitive markets. The investigation is in its early stages. Thus, we are not presently in a position to estimate the impact, if any, of this investigation on Aon’s UK investment business.
Financial Conduct Authority
The FCA is conducting a market study to assess how effectively competition is working in the wholesale insurance broker sector in the UK in which Aon, through its subsidiaries, participates. The FCA has indicated that the purpose of a market study is to assess the extent to which the market is working well in the interests of customers and to identify features of the market that may impact competition.  Depending on the study’s findings, the FCA may require remedies in order to correct any features found to be preventing, restricting or distorting competition. The study is in its very early stages and we are unable to estimate the impact, if any, on Aon’s business at this time.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flow from operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds generally cannot be used for general corporate purposes and are not a source of liquidity for us.
Cash and cash equivalents and Short-term investments increased $569 million to $1,285 million in 2017 as compared to 2016. During 2017, sources of funds in 2017 included proceeds from the sale of businesses of $4,246 million. During 2017, cash flow from operating activities decreased $1,160 million to $669 million. Additional primary uses of funds in 2017 included share repurchases of $2.4 billion, acquisitions of businesses of $1,029 million, dividends to shareholders of $364 million, repayments of debt, net of issuances of $345 million, and purchases of short-term investments of $232 million.
To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we endeavor to manage our obligations to ensure we maintain our current investment grade ratings. At December 31, 2017, we had no borrowings on these credit lines.
Cash Flows from Operating Activities
Net cash provided by operating activities during 2017 decreased $1,592 million, or 68%, to $734 million compared to 2016.  Net cash provided by operating activities for continuing operations during 2017 decreased $1,160 million, or 63%, from the prior year, to $669 million. Net cash provided by operating activities for discontinued operations during 2017 decreased $432 million, or 87%, from the prior year, to $65 million. These amounts represent net income reported, as adjusted for gains or losses on sales of businesses, financial instruments, and foreign exchange, and our non-cash expenses, which include share-based compensation, depreciation, amortization, and impairments, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and the collection of receivables.  The total decrease in operating cash from the prior year was primarily driven by higher cash tax charges, largely related to the sale of the Divested Business, and an increase in pension contributions.
Pension cash contributions were $146 million during 2017, as compared to $123 million during 2016.  In 2018, we expect to contribute approximately $177 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates. On July 1, 2017, the Company made non-cash contributions of approximately $80 million to its U.S. pension plan.
We expect cash generated by operations for 2017 to be sufficient to service our debt and contractual obligations, finance capital expenditures, repurchase shares under the Repurchase Program, and pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available at December 31, 2017, and can access these facilities on a same-day or next-day basis.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
Cash Flows from Investing Activities
Net cash flow provided by investing activities in 2017 was $2,787 million. The primary drivers of cash flow provided by investing activities were $4,246 million of sale of businesses and $4 million of net purchases of long-term investments, partially offset by $1,029 million for acquisitions of businesses, net of cash acquired, $232 million of net purchases of short-term investments, $183 million for capital expenditures from continuing operations and $19 million for capital expenditures from discontinued operations.
Net cash flow used for investing activities in 2016 was $954 million. The primary drivers of cash flow used for investing activities were $879 million for acquisitions of businesses, net of cash acquired, $156 million for capital expenditures from continuing operations, $66 million for capital expenditures from discontinued operations, and $21 million of net purchases of long-term investments, partially offset by $107 million of sale of businesses and $61 million of net sales of short-term investments.
Net cash flow used for investing activities in 2015 was $138 million. The primary drivers of cash flow used for investing activities were $200 million for capital expenditures from continuing operations, $90 million for capital expenditures from discontinued operations, $46 million of net purchases of long-term investments, and $16 million for acquisitions of businesses, net of cash acquired, partially offset by sales of businesses of $205 million and net sales of short-term investments of $9 million.
Cash Flows from Financing Activities
Net cash flow used for financing activities during 2017 was $3.3 billion. The primary drivers of cash used for financing activities were share repurchases of $2.4 billion, dividends paid to shareholders of $364 million, repayments of debt, net of issuances, of $345 million, and net cash payments of $121 million related to issuance of shares for employee benefit programs.
Net cash flow used for financing activities during 2016 was $1.3 billion. The primary drivers of cash flow used for financing activities were share repurchases of $1.3 billion, dividends paid to shareholders of $345 million, and net cash payments of $129 million related to issuance of shares for employee benefit programs, partially offset by issuances of debt, net of repayments, of $522 million.
Net cash flow used for financing activities during 2015 was $1.7 billion. The primary drivers of cash flow used for financing activities were $1.6 billion, dividends paid to shareholders of $323 million, and net cash payments of $30 million related to issuance of shares for employee benefit programs, partially offset by issuances of debt, net of repayments, of $253 million.
Cash and Cash Equivalents and Short-Term Investments
At December 31, 2017, our Cash and cash equivalents and Short-term investments were $1,285 million, an increase of $569 million from December 31, 2016, primarily related to proceeds from the sale of businesses of $4,246 million and $669 million in net cash provided by operating activities from continuing operations, partially offset by share repurchases of $2,399 million, payments for the acquisition of businesses of $1,029 million, cash dividends of $364 million, the repayments of debt, net of issuances, of $345 million, and purchase of short-term investments of $232 million. Of the total balance as of December 31, 2017, $96 million was restricted as to its use, which was comprised of $57 million of operating funds in the U.K., as required by the FCA, and $39 million held as collateral for various business purposes. At December 31, 2017, $3.0 billion of cash and cash equivalents and short-term investments were held in the U.S. and overdrawn cash and cash equivalents and short-term investments of $1.7 billion were held in other countries. We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall balance does not fall below zero. At December 31, 2017 and 2016, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
At December 31, 2016, our Cash and cash equivalents and Short-term investments were $716 million, a decrease of $22 million from December 31, 2015, primarily related to share repurchases of $1,257 million, payments for the acquisition of businesses of $879 million, dividends to shareholders of $345 million, and capital expenditures from continuing operations of $156 million, partially offset by $1,829 million in net cash provided by operating activities from continuing operations, the net issuances of debt of $522 million, and proceeds for the sale of businesses of $107 million. Of the total balance as of December 31, 2016, $82 million was restricted as to its use, which was comprised of $53 million of operating funds in the U.K., as required by the FCA, and $29 million held as collateral for various business purposes. At December 31, 2016, $1.9 billion of Cash and cash equivalents and Short-term investments were held in the U.S. and overdrawn Cash and cash equivalents and Short-term investments of $1.2 billion were held in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and short-term investments of $3.7 billion and $3.3 billion at December 31, 2017 and December 31, 2016, respectively, and fiduciary receivables of $5.9 billion and $5.7 billion at December 31, 2017 and 2016, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
As of December 31, 2017, our investments in money market funds had a fair value of $1.8 billion and are reported as Short-term investments or Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of December 31, 2017 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$756	$—	$2,425	$3,181
Money market funds	—	529	1,318	1,847
Cash and short-term investments	756	529	3,743	5,028
Fiduciary receivables	—	—	5,882	5,882
Total	$756	$529	$9,625	$10,910
Share Repurchase Program
The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions based on prevailing market conditions, and will be funded from available capital.
During 2017, the Company repurchased 18.0 million shares at an average price per share of $133.67, for a total cost of $2.4 billion and recorded an additional $12.0 million of costs associated with the repurchases to retained earnings. Included in the 18.0 million shares were 118 thousand shares that did not settle until January 2018. These shares were settled at an average price per share of $134.41 and total cost of $15.9 million. During 2016, the Company repurchased 12.2 million shares at an average price per share of $102.66 for a total cost of $1.3 billion and recorded an additional $6.0 million of costs associated with the repurchases to retained earnings. At December 31, 2017, the remaining authorized amount for share repurchase under the Repurchase Program was $5.4 billion. Under the Repurchase Program, the Company has repurchased a total of 108.2 million shares for an aggregate cost of approximately $9.6 billion.
For information regarding share repurchases made during the fourth quarter of 2017, see Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” as previously described.
Dividends
During 2017, 2016, and 2015, we paid dividends of $364 million, $345 million, and $323 million, respectively, to holders of our Class A Ordinary Shares. Dividends paid per Class A Ordinary Share were $1.41, $1.29, and $1.15 for the years ended December 31, 2017, 2016, and 2015, respectively.
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2017 and 2016, we had distributable reserves in excess of $1.2 billion and $1.6 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Borrowings
Total debt at December 31, 2017 was $6.0 billion, a decrease of $239 million compared to December 31, 2016. Commercial paper activity during the years ended December 31, 2017 and 2016 is as follows:

Years ended December 31	2017	2016
Total Issuances	$1,648	$2,710
Total Repayments	$(1,997)	$(2,424)
The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On May 27, 2016, $500 million of 3.125% Senior Notes due May 2016 issued by Aon Corporation matured and were repaid in full.
On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.
Credit Facilities
As of December 31, 2017, we had two committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and a $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). The 2022 Facility was entered into on October 19, 2017. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs.  In addition, each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At December 31, 2017, we did not have borrowings under either the 2021 or the 2022 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2017.
Shelf Registration Statement
On September 3, 2015, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares, and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at February 20, 2018 appear in the table below.

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
Guarantees and Indemnifications
Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of December 31, 2017, the undiscounted maximum potential future payments under the lease guarantee were $100 million, with an estimated fair value of $23 million.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2017, the undiscounted maximum potential future payments under the performance guarantees were $212 million, which an estimated fair value of $1 million.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $96 million at December 31, 2017, compared to $90 million at December 31, 2016. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at December 31, 2017, which is unchanged as compared to December 31, 2016.
Other Liquidity Matters
We do not have material exposure related to off balance sheet arrangements. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See Item 1, “Information Concerning Forward-Looking Statements,” and Item 1A, “Risk Factors.”
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2017. Payments by year due are estimated as follows (in millions):

	Payments due in
	2018	2019-2020	2021-2022	2023 and beyond	Total
Principal payments on debt	$299	$600	$400	$4,770	$6,069
Interest payments on debt	267	526	442	2,362	3,597
Operating leases	277	463	363	613	1,716
Pension and other postretirement benefit plans	181	388	281	757	1,607
Purchase obligations	191	192	30	33	446
Total	$1,215	$2,169	$1,516	$8,535	$13,435

Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act (“ERISA”) and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.
In 2017, our principal U.K. subsidiary agreed with the trustees of one of the U.K. plans to contribute £44 million ($59 million at December 31, 2017 exchange rates) through 2019 which is estimated to bring the plan to 100% funded basis.  Contributions were based on the 2016 valuation and no further contributions are forecasted after 2019.  The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit.  As of December 31, 2017, the estimated winding-up deficit was £122 million ($163 million at December 31, 2017 exchange rates).  The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services or other service contracts. Purchase obligations exclude $280 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when potential cash settlements will be made.
Financial Condition
At December 31, 2017, our net assets, representing total assets minus total liabilities, were $4.6 billion, a decrease from $5.5 billion at December 31, 2016. The decrease was due primarily to share repurchases of $2.4 billion, and dividends to shareholders of $364 million, partially offset by Net income of $1.3 billion for the year ended December 31, 2017, and a decrease in Accumulated other comprehensive loss of $416 million related primarily to foreign currency translation. Working capital increased by $271 million from $651 million at December 31, 2016 to $922 million at December 31, 2017.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss decreased $416 million to $3,496 million at December 31, 2017 as compared to $3,912 million at December 31, 2016, which was primarily driven by the following:

•	positive net foreign currency translation adjustments of $385 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies;

•	a decrease of $19 million due to the amortization of net actuarial losses related to pension obligations; and

•	net financial instrument gains of $12 million.
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
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning restructuring, revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Consolidated Financial Statements.
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
Asset impairments
Asset impairments are accounted for in the period when they become known. Furthermore, we record impairments by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life. Asset impairments are included in Depreciation of fixed assets in the Consolidated Statements of Income.
Other associated costs of exit and disposal activities
We recognize other costs associated with exit and disposal activities as they are incurred, including separation costs, moving costs and consulting and legal fees.
Revenue Recognition
Revenues are recognized when they are earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectability is reasonably assured.
For brokerage commissions, revenue is typically recognized at the completion of the placement process or over a period of time based on the transfer of value to customers or as the remuneration becomes determinable, assuming all four criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
Fees paid by clients for consulting or other non-brokerage services are typically charged on an hourly, project, or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from investment income on funds held on behalf of clients are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues.
Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all four criteria to recognize revenue have been met.

Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands, and Canada, which are closed to new entrants. We have ceased crediting future benefits relating to salary and services for our U.S., U.K., Netherlands, and Canadian plans to the extent statutorily permitted.
In 2016 and 2017, we used a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for our major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, we had estimated these components of net periodic pension and postretirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve and used to measure the benefit obligation at the beginning of the period.
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
As of December 31, 2017, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2018 amortization of loss by country (millions, except amortization period):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,236	$1,706	$452
Amortization period	9 - 29	6 - 24	13 - 40
Estimated 2018 amortization of loss	$30	$61	$12
The unrecognized prior service cost (credit) at December 31, 2017 was $5 million, $19 million, and $(7) million for the U.S., U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2017, the market-related value of assets was $1.9 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2017, the fair value of plan assets was $2.0 billion.
Our non-U.S. plans use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2017:

	U.K.	U.S.	Other
Expected return	3.34%	7.71%	1.70 - 4.85%
In determining the expected rate of return for the plan assets, we analyze investment-community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. In particular, we surveyed multiple third-party financial institutions and consultants to obtain long-term expected returns on each asset class, considered historical performance data by asset class over long periods, and weighted the expected returns for each asset class by target asset allocations of the plans.
The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The investment policy for U.K. and other non-U.S. pension plans is generally determined by the plans’ trustees. Because there are several pension plans maintained in the U.K. and other non-U.S. categories, our target allocation presents a range of the target allocation of each plan. Target allocations are subject to change.
Impact of changing economic assumptions
Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.
Holding all other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated discount rate would have on our projected benefit obligation at December 31, 2017 (in millions):

Estimated liability discount rate Increase (decrease) in projected benefit obligation of December 31, 2017 (1)	25 bps Change in Discount Rate
	Increase	Decrease
U.K. plans	$(209)	$223
U.S. plans	(95)	100
Other plans	(58)	67

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated discount rate would have on our estimated 2018 pension expense (in millions):

	25 bps Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(2)	$1
U.S. plans	1	(1)
Other plans	—	—
Holding other assumptions constant, the following table reflects what a 25 basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2018 pension expense (in millions):

	25 bps Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(15)	$15
U.S. plans	(5)	5
Other plans	(3)	3

Estimated future contributions
We estimate cash contributions of approximately $177 million to our pension plans in 2018 as compared with cash contributions of $146 million in 2017.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In the fourth quarter, we also test the acquired tradenames for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2017 that indicate the existence of an impairment with respect to our reported goodwill or tradenames.
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
The goodwill impairment test is initially a qualitative analysis to determine if it is “more likely than not” that the fair value of each reporting unit exceeds the carrying value, including goodwill, of the corresponding reporting unit. If the “more likely than not” threshold is not met, then the goodwill impairment test becomes a two-step analysis. Step 1 requires the fair value of each reporting unit to be compared to its book value. Management must apply judgment in determining the estimated fair value of the reporting units. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill and trademarks are deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step 2. Step 2 uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step 1 and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.
In determining the fair value of our reporting units, we use a discounted cash flow (“DCF”) model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2017 and 2016, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2017. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
The largest performance-based share-based payment award plan is the Leadership Performance Plan (“LPP”), which has a three-year performance period. The 2015 to 2017 performance period ended on December 31, 2017, the 2014 to 2016 performance period ended on December 31, 2016 and the 2013 to 2015 performance period ended on December 31, 2015. The LPP currently has two open performance periods: 2016 to 2018 and 2017 to 2019. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2017 expense by approximately $5.9 million, while a 10% downward adjustment would have decreased our expense by approximately $5.9 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.
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
We base the carrying values of liabilities and assets for income taxes currently payable and receivable on management’s interpretation of applicable tax laws, and incorporate management’s assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions, and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and a one-time mandatory transition tax on accumulated foreign earnings (the “Transition Tax”), among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the determination of the transition tax and re-measuring of our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Reform Act was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting for certain items to be provisional due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. See Note 10 in these notes to the consolidated financial statements for additional information and a detailed description of the items for which the accounting is provisional.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to potential fluctuations in earnings, cash flows, and the fair values of certain of our assets and liabilities due to changes in interest rates and foreign exchange rates. To manage the risk from these exposures, we enter into a variety of derivative instruments. We do not enter into derivatives or financial instruments for trading or speculative purposes.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars, Euros, and Japanese Yen, but most of their expenses are incurred in British Pounds. At December 31, 2017, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. Dollar, Euro, and Japanese Yen transactions for the years ending December 31, 2018, 2019, and 2020 respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $31 million and $14 million at December 31, 2018 and 2019 respectively.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the North America, continental Europe, and the Asia Pacific region. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $41.6 million to each of 2018 and 2019 pretax income. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $41.6 million to each of 2018 and 2019 pretax income.
We have long-term debt outstanding with a fair market value of $6.3 billion at December 31, 2017 and 2016. This fair value was greater than the carrying value by $600 million at December 31, 2017, and $395 million greater than the carrying value at December 31, 2016. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 8% or an increase of 9%, respectively, at December 31, 2017.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial position of Aon plc (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 20, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1986.
Chicago, Illinois
February 20, 2018

Aon plc
Consolidated Statements of Income

	Years ended December 31
(millions, except per share data)	2017	2016		2015
Revenue
Total revenue	$9,998	$9,409	—	$9,480
Expenses
Compensation and benefits	6,089	5,687		5,605
Information technology	419	386		389
Premises	348	343		362
Depreciation of fixed assets	187	162		164
Amortization and impairment of intangible assets	704	157		173
Other general expenses	1,272	1,036		1,200
Total operating expenses	9,019	7,771		7,893
Operating income	979	1,638		1,587
Interest income	27	9		14
Interest expense	(282)	(282)		(273)
Other income (expense)	(39)	36		100
Income from continuing operations before income taxes	685	1,401		1,428
Income taxes	250	148		175
Net income from continuing operations	435	1,253		1,253
Income from discontinued operations, net of tax	828	177		169
Net income	1,263	1,430		1,422
Less: Net income attributable to noncontrolling interests	37	34		37
Net income attributable to Aon shareholders	$1,226	$1,396		$1,385

Basic net income per share attributable to Aon shareholders
Continuing operations	$1.54	$4.55		$4.33
Discontinued operations	3.20	0.66		0.60
Net income	$4.74	$5.21		$4.93
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.53	$4.51		$4.28
Discontinued operations	3.17	0.65		0.60
Net income	$4.70	$5.16		$4.88
Cash dividends per share paid on ordinary shares	$1.41	$1.29		$1.15
Weighted average ordinary shares outstanding - basic	258.5	268.1		280.8
Weighted average ordinary shares outstanding - diluted	260.7	270.3		283.8
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2017	2016	2015
Net income	$1,263	$1,430	$1,422
Less: Net income attributable to noncontrolling interests	37	34	37
Net income attributable to Aon shareholders	$1,226	$1,396	$1,385
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	12	(12)	(8)
Foreign currency translation adjustments	390	(495)	(442)
Postretirement benefit obligation	19	16	155
Total other comprehensive income (loss)	421	(491)	(295)
Less: Other comprehensive income attributable to noncontrolling interests	5	(2)	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	416	(489)	(289)
Comprehensive income attributable to Aon shareholders	$1,642	$907	$1,096
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$756	$426
Short-term investments	529	290
Receivables, net	2,478	2,106
Fiduciary assets	9,625	8,959
Other current assets	289	247
Current assets of discontinued operations	—	1,118
Total Current Assets	13,677	13,146
Goodwill	8,358	7,410
Intangible assets, net	1,733	1,890
Fixed assets, net	564	550
Deferred tax assets	389	325
Prepaid pension	1,060	858
Other non-current assets	307	360
Non-current assets of discontinued operations	—	2,076
TOTAL ASSETS	$26,088	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,961	$1,604
Short-term debt and current portion of long-term debt	299	336
Fiduciary liabilities	9,625	8,959
Other current liabilities	870	656
Current liabilities of discontinued operations	—	940
Total Current Liabilities	12,755	12,495
Long-term debt	5,667	5,869
Deferred tax liabilities	127	101
Pension, other postretirement, and postemployment liabilities	1,789	1,760
Other non-current liabilities	1,102	719
Non-current liabilities of discontinued operations	—	139
TOTAL LIABILITIES	21,440	21,083

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2017 - 247.6; 2016 - 262.0)	2	3
Additional paid-in capital	5,775	5,577
Retained earnings	2,302	3,807
Accumulated other comprehensive loss	(3,496)	(3,912)
TOTAL AON SHAREHOLDERS' EQUITY	4,583	5,475
Noncontrolling interests	65	57
TOTAL EQUITY	4,648	5,532
TOTAL LIABILITIES AND EQUITY	$26,088	$26,615
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2015	280.0	$5,100	$4,501	$(3,134)	$60	$6,527
Net income	—	—	1,385	—	37	1,422
Shares issued — employee stock compensation plans	5.8	(155)	—	—	—	(155)
Shares purchased	(16.0)	—	(1,550)	—	—	(1,550)
Tax benefit — employee benefit plans	—	126	—	—	—	126
Share-based compensation expense	—	340	—	—	—	340
Dividends to shareholders	—	—	(323)	—	—	(323)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(436)	(6)	(442)
Net postretirement benefit obligation	—	—	—	155	—	155
Net sales (purchases) of shares from noncontrolling interests	—	1	—	—	(7)	(6)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(27)	(27)
Balance at December 31, 2015	269.8	5,412	4,013	(3,423)	57	6,059
Net income	—	—	1,396	—	34	1,430
Shares issued — employee stock compensation plans	4.3	(125)	—	—	—	(125)
Shares purchased	(12.1)	—	(1,257)	—	—	(1,257)
Tax benefit — employee benefit plans	—	(4)	—	—	—	(4)
Share-based compensation expense	—	331	—	—	—	331
Dividends to shareholders	—	—	(345)	—	—	(345)
Net change in fair value of financial instruments	—	—	—	(12)	—	(12)
Net foreign currency translation adjustments	—	—	—	(493)	(2)	(495)
Net postretirement benefit obligation	—	—	—	16	—	16
Net sales (purchases) of shares from noncontrolling interests	—	(34)	—	—	(4)	(38)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(28)	(28)
Balance at December 31, 2016	262.0	5,580	3,807	(3,912)	57	5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	1,226	—	37	1,263
Shares issued — employee stock compensation plans	3.6	(120)	(1)	—	—	(121)
Shares purchased	(18.0)	—	(2,415)	—	—	(2,415)
Share-based compensation expense	—	321	—	—	—	321
Dividends to shareholders	—	—	(364)	—	—	(364)
Net change in fair value of financial instruments	—	—	—	12	—	12
Net foreign currency translation adjustments	—	—	—	385	5	390
Net postretirement benefit obligation	—	—	—	19	—	19
Net sales (purchases) of shares from noncontrolling interests	—	(4)	—	—	(7)	(11)
Dividends paid to noncontrolling interests on subsidiary common stock	—		—	—	(27)	(27)
Balance at December 31, 2017	247.6	$5,777	$2,302	$(3,496)	$65	$4,648
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years ended December 31
(millions)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,263	$1,430	$1,422
Less: Income from discontinued operations, net of income taxes	828	177	169
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	16	(39)	(81)
Depreciation of fixed assets	187	162	164
Amortization and impairment of intangible assets	704	157	174
Share-based compensation expense	319	306	320
Deferred income taxes	(18)	(24)	(223)
Change in assets and liabilities:
Fiduciary receivables	171	595	599
Short-term investments — funds held on behalf of clients	(135)	(540)	206
Fiduciary liabilities	(36)	(55)	(805)
Receivables, net	(254)	(105)	(97)
Accounts payable and accrued liabilities	96	53	88
Restructuring reserves	172	—	—
Current income taxes	(914)	(42)	24
Pension, other postretirement and other postemployment liabilities	(66)	42	(230)
Other assets and liabilities	(8)	66	110
Cash provided by operating activities - continuing operations	669	1,829	1,502
Cash provided by operating activities - discontinued operations	65	497	507
CASH PROVIDED BY OPERATING ACTIVITIES	734	2,326	2,009
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	68	43	220
Payments for investments	(64)	(64)	(266)
Net sales (purchases) of short-term investments — non-fiduciary	(232)	61	9
Acquisition of businesses, net of cash acquired	(1,029)	(879)	(16)
Sale of businesses, net of cash sold	4,246	107	205
Capital expenditures	(183)	(156)	(200)
Cash provided by (used for) investing activities - continuing operations	2,806	(888)	(48)
Cash provided by (used for) investing activities - discontinued operations	(19)	(66)	(90)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	2,787	(954)	(138)
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(2,399)	(1,257)	(1,550)
Issuance of shares for employee benefit plans	(121)	(129)	(30)
Issuance of debt	1,654	3,467	5,351
Repayment of debt	(1,999)	(2,945)	(5,098)
Cash dividends to shareholders	(364)	(345)	(323)
Noncontrolling interests and other financing activities	(36)	(77)	(39)
Cash used for financing activities - continuing operations	(3,265)	(1,286)	(1,689)
Cash used for financing activities - discontinued operations	—	—	—
CASH USED FOR FINANCING ACTIVITIES	(3,265)	(1,286)	(1,689)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	69	(39)	(172)
NET INCREASE IN CASH AND CASH EQUIVALENTS	325	47	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	431	384	374
CASH AND CASH EQUIVALENTS AT END OF YEAR	$756	$431	$384
Supplemental disclosures:
Interest paid	$272	$272	$254
Income taxes paid, net of refunds	$1,182	$218	$249
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Aon plc and its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Tempo Acquisition, LLC (the “Buyer”), an entity formed and controlled by affiliates of The Blackstone Group L.P. Pursuant to the Purchase Agreement, the Company sold its benefits administration and business process outsourcing business (the “Divested Business”) to the Buyer and certain designated purchasers that are direct or indirect subsidiaries of the Buyer (the “Transaction”). As a result, the Divested Business’s financial results are reflected in the Consolidated Statements of Income, Consolidated Statements of Financial Position, and Consolidated Statements of Cash Flows, retrospectively, as discontinued operations beginning in the first quarter of 2017. Additionally, all of the Notes to Consolidated Financial Statements have been retrospectively restated to only include the impacts of continuing operations, unless noted otherwise. The Transaction closed on May 1, 2017. Refer to Note 4 “Discontinued Operations” for additional information.
Reportable Segments
Beginning in the first quarter of 2017, the Company began operating as one segment that includes all of Aon’s continuing operations, which provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines that make up the Company’s principal products and services. Refer to Note 17 “Segment Information” for additional information.
As a result of these initiatives, Aon made the following changes to its presentation of the Consolidated Statements of Income beginning in the first quarter of 2017:

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
Other
Beginning in the first quarter of 2017, the Company began presenting Shares issued - employee benefit plans and Shares issued - employee compensation as one line item on the Consolidated Statements of Shareholders’ Equity titled Shares issued - employee stock compensation plans.
Use of Estimates
The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency exchange rate movements increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the financial statements in future periods.

2.    Summary of Significant Accounting Principles and Practices
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest entity (VIE) model to the entity, otherwise, the entity is evaluated under the voting interest model. Where Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. Aon holds a controlling financial interest in entities that are not VIEs where it, directly or indirectly, holds more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner.
Revenue Recognition
Revenues are recognized when they are earned and realized or realizable. The Company considers revenues to be earned and realized or realizable when all of the following four conditions are met: (1) persuasive evidence of an arrangement exists, (2) the arrangement fee is fixed or determinable, (3) delivery or performance has occurred, and (4) collectibility is reasonably assured.
For brokerage commissions, revenue is typically recognized at the completion of the placement process or over a period of time based on the transfer of value to customers or as the remuneration becomes determinable, assuming all four criteria required to recognize revenue have been met. The placement process is typically considered complete on the effective date of the related policy. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
Fees paid by clients for consulting or other non-brokerage services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Revenues from fixed-fee contracts are recognized as services are provided using a proportional-performance model or at the completion of a project based on facts and circumstances of the client arrangement. Revenues from investment income on funds held on behalf of clients are recognized as services are performed, assuming all four criteria to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues.
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
Pension and Other Postretirement Benefits
The Company records net period cost relating to its pension and other postretirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company’s Consolidated Statements of Financial Position using a December 31 measurement date.
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
At December 31, 2017, Cash and cash equivalents and Short-term investments totaled $1,285 million compared to $716 million at December 31, 2016. Of the total balance, $96 million and $82 million was restricted as to its use at December 31, 2017 and 2016, respectively. Included within the December 31, 2017 and 2016 balances, respectively, were £42.7 million ($57.1 million at December 31, 2017 exchanges rates) and £43.3 million ($53.2 million at December 31, 2016 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, which were included in Short-term investments.
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
Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.7 billion and $3.3 billion at December 31, 2017 and 2016, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $59 million and $56 million at December 31, 2017 and 2016, respectively.
Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation. Included in this category is internal use software, which is software that is acquired, internally-developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing, or upgrading internal use software are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Asset Description	Expected Life
Software	Lesser of the life of an associated license, or 4 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term, not to exceed 10 years
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years
Buildings	35 years
Automobiles	6 years
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If such a determination is made, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be a charge to Amortization and impairment of intangible assets in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

Intangible assets are comprised primarily of customer-related and contract-based, tradenames and technology assets. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Expected Life
Customer related and contract based	In line with underlying cash flows	7 to 20 years
Tradenames	Straight-line	1 to 3 years
Technology	Straight-line	5 to 7 years
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
For a derivative designated as a fair value hedging instrument, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other comprehensive income (“OCI”) and subsequently reclassified to earnings in the same period the hedged item impacts earnings. The ineffective portion of the change in fair value is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.
Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an “economic hedge”) are recorded in Other income (expense) in the Consolidated Statements of Income.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other income (expense) within the Company’s Consolidated Statements of Income.
Income Taxes
Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period when the rate change is enacted.
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years, and tax planning strategies that are both prudent and feasible.
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
New Accounting Pronouncements
Adoption of New Accounting Standards
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, including the determination of the Transition Tax and re-measuring our U.S. deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Reform Act was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting for certain items to be provisional due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. Refer to Note 10 “Income Taxes” for additional information and a detailed description of the items for which the accounting is provisional.
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
The Company adopted this guidance on January 1, 2017, with the following impacts:

•
An increase to Deferred tax assets on the Consolidated Statement of Financial Position of $49 million through a cumulative-effect adjustment to Retained earnings for excess tax benefits not previously recognized, and

•
The recognition of $54 million, or $0.21 per share, income tax benefit from continuing operations related to excess tax benefits in the Consolidated Statement of Income for the year ended December 31, 2017.

Adoption of the guidance was applied prospectively on the Consolidated Statement of Cash Flows and prior period comparable information was not restated. Other elements of the guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Issued but Not Yet Adopted
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the effect of a hedging instrument to be presented in the same income statement line as the hedged item. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The new guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Consolidated Financial Statements and the period in which it plans to adopt.
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the FASB issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statement of Income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit cost in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company does not expect to apply the practical expedient upon adoption of the guidance. The new guidance is effective for Aon in the first quarter of 2018. The adoption of this guidance will have no impact on the net income of the Company.
Upon adoption of the guidance, the Company expects the presentation of results to reflect a change in operating income offset by an equal and offsetting change in other income (expense) for each period, as follows:

	Years ended December 31
	2017			2016
	As Reported	Adjustments (1)	As Adjusted	As Reported	Adjustments (1)	As Adjusted
Operating income (2)	979	86	1,065	1,638	173	1,811
Other income (expense)	(39)	(86)	(125)	36	(173)	(137)

(1)
The years ended December 31, 2017 and 2016, include non-cash settlement expenses of $128 million and $220 million, respectively, related to certain pension plans. Refer to Note 12 “Employee Benefits” for further information.

(2)	Reclassification from operating income is recorded in Compensation and benefits.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted for annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact and period of adoption that the standard will have on the Consolidated Financial Statements.

Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance will require that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, or impaired).  An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance is effective for Aon in the first quarter of 2018.  Upon the adoption of this guidance on January 1, 2018, the Company expects to recognize adjustments to Deferred tax assets, Deferred tax liabilities, and Other non-current assets on the Consolidated Statement of Financial Position through a cumulative adjustment to Retained earnings of approximately $15 million.
Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity will no longer have discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard will be effective for the Company in the first quarter of 2018, with early application permitted. An entity will apply the new guidance through retrospective adjustment to all periods presented. The retrospective approach includes a practical expedient that entities may apply should retrospective application be impracticable; in this case, the amendments for these issues may be applied prospectively as of the earliest date practicable. The guidance will not have a material impact on the Company’s Consolidated Statements of Cash Flows.
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
Leases
In February 2016, the FASB issued new accounting guidance on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new guidance, a lessee should recognize in the Consolidated Statement of Financial Position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP standards. The new standard will be effective for the Company in the first quarter of 2019, with early application permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company is currently evaluating the period of adoption.
A preliminary assessment to determine the impacts of the new accounting standard has been performed and it is expected to have a significant impact on the Company’s Consolidated Statements of Financial Position and related disclosures.  The Company is also currently implementing accounting and operational processes which will be impacted by the new standard.
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values, including disclosure requirements, should be applied prospectively to equity investments that exist as of the date of adoption of the guidance. The guidance is effective for the Company in the first quarter of 2018 and early adoption is permitted. The adoption of this guidance on January 1, 2018 is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
Revenue Recognition
In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP.  The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The standard is effective for Aon in the first quarter of 2018. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. The Company will adopt this standard in the first quarter of 2018 using a modified retrospective adoption approach. Under this approach, prior periods will not be restated. Rather, revenues and other disclosures for prior periods will be provided in the notes to the financial statements as previously reported under the current revenue standard, and the cumulative effect of initially applying the new standard will be recognized as an increase to retained earnings as of January 1, 2018. The Company estimates this adjustment to be approximately $400-600 million.
The Company has assessed the impacts of the new accounting standard and has implemented accounting and operational processes and controls to ensure compliance with the new standard.
The most significant impacts of the new standard to the Company are expected to be as follows:

•
The Company currently recognizes revenue either at a point in time or over a period of time based on the transfer of value to customers or as the remuneration becomes determinable. Under the new standard, the revenue related to certain brokerage services recognized over a period of time will be recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements will be recognized in earlier periods under the new standard in comparison to the current guidance and will change the timing and amount of revenue recognized for annual and interim periods. This change is anticipated to result in a significant shift in timing of interim revenue for Reinsurance Solutions and to a lesser extent, certain other brokerage services.

•
The new standard provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. The majority of these costs are currently expensed as incurred under existing U.S. GAAP. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company plans to apply a practical expedient and recognize the costs of obtaining a contract as an expense when incurred. Assets recognized as costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, as well as other costs, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is generally expected to be less than one year.

3.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

Years ended December 31	2017	2016	2015
Foreign currency remeasurement gain (loss)	$(37)	$(2)	$30
Net gain (loss) on disposal of businesses	(16)	39	82
Equity earnings	12	13	13
Income (loss) on financial instruments	2	(14)	(24)
Other	—	—	(1)
Total	$(39)	$36	$100
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	2017	2016	2015
Balance at January 1	$56	$58	$72
Provision charged to Other general expenses	18	10	12
Accounts written off, net of recoveries	(18)	(15)	(32)
Foreign currency translation	3	3	6
Balance at December 31	$59	$56	$58
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2017	2016
Taxes receivable	$114	$100
Prepaid expenses	126	102
Receivables from the Divested Business (1)	28	—
Other	21	45
Total	$289	$247

(1)	Refer to Note 4 “Discontinued Operations” for additional information.

Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2017	2016
Software	$680	$677
Leasehold improvements	349	369
Computer equipment	295	258
Furniture, fixtures and equipment	240	252
Construction in progress	79	75
Other	90	115
Fixed assets, gross	1,733	1,746
Less: Accumulated depreciation	1,169	1,196
Fixed assets, net	$564	$550
Depreciation expense, which includes software amortization, was $187 million, $162 million, and $164 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2017	2016
Investments	$57	$119
Taxes receivable	84	82
Other	166	159
Total	$307	$360
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2017	2016
Deferred revenue	$311	$199
Taxes payable (1)	139	77
Other	420	380
Total	$870	$656

(1)	Includes a provisional estimate of $42 million for the current portion of the Transition Tax. Refer to Note 10 “Income Taxes” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

	2017	2016
Taxes payable (1)	$529	$288
Leases	153	136
Compensation and benefits	67	56
Deferred revenue	49	49
Other	304	190
Total	$1,102	$719

(1)	Includes a provisional estimate of $222 million for the Transition Tax. Refer to Note 10 “Income Taxes” for further information.

4. Discontinued Operations
On February 9, 2017, the Company entered into the Purchase Agreement with Tempo Acquisition, LLC to sell its benefits administration and business process outsourcing business to the Buyer.
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
Aon and the Buyer entered into certain transaction related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases, and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
In the year ended December 31, 2017, the Company recorded an estimated gain on sale, net of taxes, of $779 million and a non-cash impairment charge to its tradenames associated with the Divested Business of $380 million as these assets were not sold to the Buyer. The impairment charge is included in Amortization and impairment of intangible assets on the Consolidated Statement of Income for year ended December 31, 2017.
The Company has classified the results of the Divested Business as discontinued operations in the Company’s Consolidated Statements of Income for all periods presented. Additionally, the assets and liabilities of the Divested Business were retrospectively classified as discontinued operations in the Company’s Consolidated Statements of Financial Position upon triggering held for sale criteria in February 2017. These assets and liabilities were sold on May 1, 2017.
The financial results of the Divested Business for the years ended December 31, 2017, 2016, and 2015 are presented as Income from discontinued operations, net of tax, on the Company’s Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Years ended December 31
	2017	2016	2015
Revenue
Total revenue	$698	$2,218	$2,202
Expenses
Total operating expenses	656	1,950	1,941
Operating Income from discontinued operations	42	268	261
Other income	10	—	—
Income from discontinued operations before income taxes	52	268	261
Income taxes	3	91	92
Income from discontinued operations excluding gain, net of tax	49	177	169
Gain on sale of discontinued operations, net of tax	779	—	—
Income from discontinued operations, net of tax	$828	$177	$169
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Total operating expenses for the years ended December 31, 2017, 2016, and 2015 include, respectively, $8 million, $70 million, and $65 million of depreciation of fixed assets and $11 million, $120 million, and $141 million of intangible asset amortization.

The following table presents the aggregate carrying amounts of the classes of assets and liabilities presented as discontinued operations within the Company’s Consolidated Statements of Financial Position (in millions):

	December 31, 2017 (1)	December 31, 2016
ASSETS
Cash and cash equivalents	$—	$5
Receivables, net	—	483
Fiduciary assets	—	526
Goodwill	—	1,337
Intangible assets, net	—	333
Fixed assets, net	—	215
Other assets	—	295
TOTAL ASSETS	$—	$3,194

LIABILITIES
Accounts payable and accrued liabilities	$—	$197
Fiduciary liabilities	—	526
Other liabilities	—	356
TOTAL LIABILITIES	$—	$1,079

(1)	All assets and liabilities associated with the Divested Business were sold on May 1, 2017.
The Company’s Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations.  Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. Cash and cash equivalents of discontinued operations at December 31, 2016 was $5 million. Total proceeds received for the sale of the divested business and taxes paid as a result of the sale are recognized on the Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
5. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,025 million through the end of the plan, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $85 million in lease consolidation costs, $50 million in non-cash asset impairments, and $310 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through December 31, 2017, the Company has eliminated 2,630 positions and incurred total expenses of $497 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Consolidated Statements of Income.

The following table summarizes restructuring and separation costs by type that have been incurred through December 31, 2017 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Year Ended December 31, 2017	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$299	$151	$450
Technology rationalization (2)	33	97	130
Lease consolidation (2)	8	77	85
Asset impairments	26	24	50
Other costs associated with restructuring and separation (2) (3)	131	179	310
Total restructuring and related expenses	$497	$528	$1,025

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

(2)
Contract termination costs included within Technology rationalization for the year ended December 31, 2017 were $1 million. Contract termination costs included within Lease consolidations for the year ended December 31, 2017 were $8 million. Contract termination costs included within Other costs associated with restructuring and separation were $3 million for the year ended December 31, 2017. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $10 million, $80 million, and $10 million.

(3)
Other costs associated with the Restructuring Plan include primarily those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of December 31, 2017 are as follows (in millions):

Restructuring Plan
Balance at December 31, 2016	$—
Expensed	452
Cash payments	(280)
Foreign currency translation and other	14
Balance at December 31, 2017	$186
6.    Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed seventeen acquisitions during the year ended December 31, 2017 and eight acquisitions during the year ended December 31, 2016. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

For the year ended December 31, 2017
Cash	$1,136
Deferred and contingent consideration	63
Aggregate consideration transferred	$1,199

Assets acquired:
Cash and cash equivalents	$108
Receivables, net	47
Goodwill	619
Intangible assets, net	567
Fixed assets, net	18
Other assets	200
Total assets acquired	1,559
Liabilities assumed:
Current liabilities	230
Other liabilities	130
Total liabilities assumed	360
Net assets acquired	$1,199
Intangible assets are primarily customer-related and contract-based assets. Those intangible assets acquired as part of a business acquisition in 2017 had a weighted average useful economic life of 16 years. Acquisition related costs incurred and recognized within Other general expenses for the year ended December 31, 2017 were $13 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2017 was approximately $50 million.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2017 Acquisitions
On December 29, 2017, the Company completed the transaction to acquire the Townsend Group, a U.S.-based provider of global investment management and advisory services primarily focused on real estate.

On December 29, 2017, the Company completed the transaction to acquire Baltolink UADBB, a regional broker based in Lithuania.

On December 19, 2017, the Company completed the transaction to acquire a client register of Grant Liddell Financial Advisor Services Pty Ltd in Australia.

On December 1, 2017, the Company completed the transaction to acquire Henderson Insurance Brokers Limited, an independent insurance broking firm based in the United Kingdom.

On November 30, 2017, the Company completed the transaction to acquire Unidelta AG, an insurance broker located in Switzerland.

On October 31, 2017, the Company completed the transaction to acquire Unirobe Meeùs Groep, an insurance broker based in the Netherlands.

On October 31, 2017, the Company completed the transaction to acquire Lenzi Paolo Broker di Assicurazioni S.r.l., an insurance broker based in Italy.

On October 26, 2017, the Company completed the transaction to acquire Nauman Insurance Brokers Limited, an insurance broker based in New Zealand.

On October 2, 2017, the Company completed the transaction to acquire Portus Consulting, an independent employee benefits firm based in the United Kingdom.
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
On January 1, 2016, the Company completed the transaction to acquire Globe Events Management, an insurance, retirement, and investment consulting business based in Australia.

Dispositions
In addition to the Divested Business described in Note 4 “Discontinued Operations”, the Company completed nine dispositions during the year ended December 31, 2017. The Company completed five dispositions during the year ended December 31, 2016 and seven dispositions during the year ended December 31, 2015.
Total pretax losses, net of gains, for the year ended December 31, 2017 was $16 million. Total pretax gains, net of losses, for the years ended December 31, 2016, and 2015, were $39 million, and $82 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income.
7.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2017 and 2016, respectively, are as follows (in millions):

Balance as of January 1, 2016	$7,068
Goodwill related to current year acquisitions	642
Goodwill related to disposals	(34)
Goodwill related to prior year acquisitions	4
Foreign currency translation	(270)
Balance as of December 31, 2016	$7,410
Goodwill related to current year acquisitions	619
Goodwill related to disposals	(5)
Goodwill related to prior year acquisitions	(13)
Foreign currency translation	347
Balance as of December 31, 2017	$8,358
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2017			2016
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	2,550	1,415	1,135	2,023	1,198	825
Tradenames (1)	1,047	533	514	1,027	7	1,020
Technology and other (1)	416	332	84	347	302	45
Total	$4,013	$2,280	$1,733	$3,397	$1,507	$1,890

(1)
Prior to May 1, 2017, finite lived tradenames were classified within Technology and other. As of December 31, 2016, $29 million of gross carrying amount and $7 million of accumulated amortization related to finite-lived tradenames were reclassified from Technology and other to Tradenames.

In the second quarter of 2017, and in connection with the completion of the sale of the Divested Business, the Company recognized a non-cash impairment charge to the associated tradenames of $380 million. The fair value of the tradenames was determined using the Relief from Royalty Method. This impairment was included in Amortization and impairment of intangible assets on the Consolidated Statement of Income. Refer to Note 4 “Discontinued Operations” for further information.
Additionally, effective May 1, 2017, and consistent with operating as one segment, the Company implemented a three-year strategy to transition to a unified Aon brand. As a result, Aon commenced amortization of all indefinite-lived tradenames and prospectively accelerated amortization of its finite lived tradenames over the three-year period. The change in estimated useful life resulted in additional amortization expense, net of tax, to continuing operations of $116 million, or $0.44 per share, for the year ended December 31, 2017.
Amortization expense and impairment charges from finite lived intangible assets were $704 million, $157 million, and $173 million for the years ended December 31, 2017, 2016, and 2015 respectively.

The estimated future amortization for finite-lived intangible assets as of December 31, 2017 is as follows (in millions):

2018	$410
2019	420
2020	253
2021	140
2022	98
Thereafter	412
Total	$1,733
8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2017	2016
3.875% Senior Notes due December 2025	$745	$744
5.00% Senior Notes due September 2020	598	598
3.50% Senior Notes due June 2024	595	594
4.75% Senior Notes due May 2045	592	592
2.875% Senior Notes due May 2026 (EUR 500M)	587	516
4.60% Senior Notes due June 2044	544	543
8.205% Junior Subordinated Notes due January 2027	521	521
2.80% Senior Notes due March 2021	398	397
4.00% Senior Notes due November 2023	348	347
6.25% Senior Notes due September 2040	296	295
4.76% Senior Notes due March 2018 (CAD 375M)	296	277
4.45% Senior Notes due May 2043	246	246
4.25% Senior Notes due December 2042	197	197
Commercial paper	—	329
Other	3	9
Total debt	5,966	6,205
Less: Short-term and current portion of long-term debt	299	336
Total long-term debt	$5,667	$5,869
Notes
During the first quarter of 2017, the CAD 375 million ($296 million at December 31, 2017 exchange rates) 4.76% Senior Notes due March 2018 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is less than one year.
On May 27, 2016, $500 million of 3.125% Senior Notes due May 2016 issued by Aon Corporation matured and were repaid in full.
On March 1, 2016, Aon plc issued $750 million of 3.875% Senior Notes due December 2025. The Company used the proceeds of the issuance for general corporate purposes.
Each of the notes issued by Aon plc and described above is fully and unconditionally guaranteed by Aon Corporation. The 4.76% Senior Notes due March 2018 identified in the table above were issued by a Canadian subsidiary of Aon Corporation and are fully and unconditionally guaranteed by Aon plc and Aon Corporation. Refer to Note 18 “Guarantee of Registered Securities” for additional information regarding guarantees of outstanding debt securities. Each of the notes described above and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2017.

Repayments of total debt are as follows (in millions):

2018	$299
2019	—
2020	600
2021	400
2022	—
Thereafter	4,770
Total Repayments	6,069
Unamortized discount, premium, and debt issuance cost	(103)
Total Debt	$5,966
Revolving Credit Facilities
As of December 31, 2017, Aon plc had two primary committed credit facility outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). The 2022 Facility was entered into on October 19, 2017.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2017, Aon plc did not have borrowings under either the 2021 Facility or the 2022 Facility, and was in compliance with all covenants contained therein during the twelve months ended December 31, 2017.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program and a European multi-currency commercial paper program (collectively “the CP Programs”). Commercial paper may be issued in an aggregate principal amount of up to $1.3 billion under the CP Programs, allocated between the two programs as determined by management, not to exceed the amount of committed credit, which was $1.3 billion as of December 31, 2017. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of	December 31, 2017	December 31, 2016
Commercial paper outstanding	$—	$329
The weighted average commercial paper outstanding and its related interest rates are as follows:

Years ended December 31	2017	2016
Weighted average commercial paper outstanding	$170	$265
Weighted average interest rate of commercial paper outstanding	0.18%	0.22%
9.    Lease Commitments
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

Rental expenses (including amounts applicable to taxes, insurance, and maintenance) for operating leases are as follows (in millions):

Years Ended December 31	2017	2016	2015
Rental expense	$377	$358	$413
Sub lease rental income	(57)	(52)	(73)
Net rental expense	$320	$306	$340
At December 31, 2017, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

Year Ended December 31, 2017	Gross rental commitments	Rentals from subleases	Net rental commitments
2018	$318	$(41)	$277
2019	291	(42)	249
2020	249	(35)	214
2021	226	(34)	192
2022	205	(34)	171
Thereafter	631	(18)	613
Total minimum payments required	$1,920	$(204)	$1,716
10.    Income Taxes
On December 22, 2017, the Tax Reform Act was enacted. The Tax Reform Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017 and the Transition Tax.

On December 22, 2017, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act in the reporting period in which the Tax Reform Act was enacted. SAB 118 allows registrants to record provisional amounts during a one year “measurement period”. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes three categories to be applied to each component of tax reform at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Reform Act.

The Company has recognized provisional estimates in its consolidated financial statements for the year ended December 31, 2017 for the items described below. The ultimate impact may differ from these provisional amounts, possibly by a material amount, due to additional analysis of the law, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and/or actions the Company may take as a result of the Tax Reform Act.

•
The Company recorded a provisional estimate of $264 million income tax expense for the Transition Tax. The Company expects to pay additional U.S. federal cash taxes of approximately $264 million on the deemed mandatory repatriation, payable over eight years. The Transition Tax is based on estimates of post-1986 earnings and profits and related foreign tax credits of its U.S.-owned foreign subsidiaries as of November 2, 2017 and December 31, 2017, whichever amount is higher, and may change materially as the Company refines those estimates and as the Company further analyzes present and future regulations and other guidance interpreting the Transition Tax provision.  It could also change depending on certain events that could occur after December 31, 2017

•
The Company recorded a provisional estimate of $86 million income tax expense for the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. corporate income tax rate from 35% to 21%. The Company continues to refine its calculation as it gains a more thorough understanding of the impact of the Tax Reform Act, particularly as it applies to deductions related to executive compensation and purchased assets.

•
The Company has changed its assertion and is no longer permanently reinvested on the earnings subject to the Transition Tax. The Company has recorded a provisional estimate of local country income taxes, state income taxes, and withholding taxes in the amount of $39 million as of December 31, 2017. The tax estimate is provisional due to the fact that additional analysis of the Company’s complex legal entity structure is required as well as a more detailed analysis of the local country tax laws where the pools of undistributed earnings exist.

The Company was not able to make a reasonable estimate of the allocation between continuing and discontinued operations of the tax benefit from foreign tax credits and related valuation allowance release. As a result, the Company continued to account for this item based on our existing accounting under GAAP and the provisions of the tax laws that were in effect prior to enactment of the Tax Reform Act.

Other significant provisions of the Tax Reform Act that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future foreign earnings, additional limitations on deductibility of interest payable to related and unrelated lenders, further limitations on the deductibility of executive compensation, an alternative Base Erosion and Anti-Abuse Tax that limits deductions for certain amounts payable to foreign affiliates, and an additional U.S. tax on certain future foreign subsidiary earnings, whether or not distributed, (i.e., global intangible low-taxed income or “GILTI”). The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
Income before income tax from continuing operations and the provision for income tax from continuing operations consist of the following (in millions):

Years ended December 31	2017	2016	2015
Income before income taxes:
U.K.	$(420)	$(201)	$144
U.S.	(765)	(329)	(283)
Other	1,870	1,931	1,567
Total	$685	$1,401	$1,428
Income tax expense (benefit):
Current:
U.K.	$1	$(54)	$42
U.S. federal	48	88	22
U.S. state and local	18	7	32
Other	201	207	245
Total current tax expense	$268	$248	$341
Deferred tax expense (benefit):
U.K.	$(5)	$59	$(39)
U.S. federal	12	(110)	(94)
U.S. state and local	(35)	(9)	(4)
Other	10	(40)	(29)
Total deferred tax benefit	$(18)	$(100)	$(166)
Total income tax expense	$250	$148	$175
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The 2017, 2016, and 2015 reconciliations are based on the U.K. statutory corporate tax rate of 19.3%, 20.0%, and 20.3%, respectively. The reconciliation to the provisions from continuing operations reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2017	2016	2015
Statutory tax rate	19.3%	20.0%	20.3%
U.S. state income taxes, net of U.S. federal benefit	(1.5)	0.4	0.1
Taxes on international operations (1)	(30.3)	(12.2)	(8.8)
Nondeductible expenses	3.4	1.4	2.5
Adjustments to prior year tax requirements	2.0	(1.2)	(1.5)
Adjustments to valuation allowances	(1.8)	(2.2)	(1.4)
Change in uncertain tax positions	1.6	3.2	1.4
Excess tax benefits related to shared based compensation (2)	(8.0)	—	—
U.S. Tax Reform impact (3)	51.2	—	—
Other — net	0.6	1.2	(0.3)
Effective tax rate	36.5%	10.6%	12.3%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 19.3%, 20.0% and 20.3% at December 31, 2017, 2016, and 2015, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures. Restructuring charges and the impairment and amortization of tradenames, primarily in the U.S., were the significant drivers of the change from 2016 to 2017.

(2)
With the adoption of ASU 2016-09 in 2017, excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for additional details.

(3)	Due to the Tax Reform Act, provisional estimates were accrued as of December 31, 2017 for the Transition Tax and the re-measurement of U.S. deferred tax assets and liabilities from 35% to 21%.

For the tax impact of discontinued operations, see Note 4.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2017	2016
Deferred tax assets:
Employee benefit plans	$424	$661
Net operating/capital loss and tax credit carryforwards	362	398
Other accrued expenses	65	102
Investment basis differences	35	48
Deferred revenue	20	57
Tradename Liability	12	—
Lease and Service Guarantees	6	—
Brokerage fee arrangements	4	66
Accrued Interest	1	166
Other	48	60
Total	977	1,558
Valuation allowance on deferred tax assets	(136)	(130)
Total	$841	$1,428
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(436)	$(978)
Unremitted earnings	(39)	(29)
Deferred costs	(32)	(20)
Unrealized foreign exchange gains	(22)	(26)
Other accrued expenses	(12)	(101)
Other	(38)	(50)
Total	$(579)	$(1,204)
Net deferred tax asset	$262	$224
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2017	2016
Deferred tax assets — non-current	$389	$325
Deferred tax liabilities — non-current	(127)	(101)
Net deferred tax asset	$262	$224
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and capital loss carryforwards.  Valuation allowances increased by $6 million as of December 31, 2017, when compared to December 31, 2016. The change is primarily attributable to a capital loss generated by the liquidation of an entity which required a valuation allowance offset by the release of certain valuation allowances.
As a result of the deemed mandatory repatriation provisions in the Tax Reform Act, the Company included an estimated $3.2 billion of undistributed earnings from foreign subsidiaries in income subject to U.S. tax at reduced tax rates. The Company intends to limit distributions to earnings previously taxed in the U.S. or to earnings that would qualify for the 100% dividends received deduction provided for in the Tax Reform Act. As of December 31, 2017, the Company has accrued a provisional estimate of $39 million for local country income and withholding taxes on those undistributed earnings that are not permanently reinvested.

The Company had the following operating and capital loss carryforwards (in millions):

As of December 31	2017	2016
U.K.
Operating loss carryforwards	$675	$325
Capital loss carryforwards	415	294

U.S.
Federal operating loss carryforwards	$36	$193
State operating loss carryforwards	412	474

Other Non-US
Operating loss carryforwards	$392	$350
Capital loss carryforwards	232	218

The U.K. operating losses and capital losses have an indefinite carryforward. The federal operating loss carryforwards as of December 31, 2017 expire at various dates from 2020 to 2036 and the state operating losses as of December 31, 2017 expire at various dates from 2018 to 2036. Operating and capital losses in other non-US jurisdictions have various carryforward periods and will begin to expire in 2019.

During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $45 million, $46 million, and $23 million during the years ended December 31, 2017, 2016, and 2015, respectively. The impact of this tax holiday on diluted earnings per share was $0.17, $0.17, and $0.08 during the years ended December 31, 2017, 2016, and 2015, respectively.
Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2017	2016
Balance at January 1	$278	$238
Additions based on tax positions related to the current year	25	36
Additions for tax positions of prior years	12	20
Reductions for tax positions of prior years	(26)	(12)
Settlements	(6)	—
Business combinations	—	2
Lapse of statute of limitations	(7)	(5)
Foreign currency translation	4	(1)
Balance at December 31	$280	$278
The Company’s liability for uncertain tax positions as of December 31, 2017, 2016, and 2015, includes $219 million, $240 million, and $200 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $11 million, $15 million, and $2 million in 2017, 2016, and 2015, respectively. The Company recorded a liability for interest and penalties of $55 million, $48 million, and $33 million as of December 31, 2017, 2016, and 2015, respectively.

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
11.    Shareholders’ Equity
Distributable Reserves
As a company incorporated in England and Wales, Aon is required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not directly linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2017 and 2016, the Company had distributable reserves in excess of $1.2 billion and $1.6 billion, respectively.
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
During 2017, the Company repurchased 18.0 million shares at an average price per share of $133.67, for a total cost of $2.4 billion and recorded an additional $12.0 million of costs associated with the repurchases to retained earnings. Included in the 18.0 million shares were 118,000 shares that did not settle until January 2018. These shares were settled at an average price per share of $134.41 and total cost of $15.9 million. During 2016, the Company repurchased 12.2 million shares at an average price per share of $102.66, for a total cost of $1.3 billion and recorded an additional $6 million of costs associated with the repurchases to retained earnings. At December 31, 2017, the remaining authorized amount for share repurchase under the Repurchase Program was $5.4 billion. Under the Repurchase Program, the Company has repurchased a total of 108.2 million shares for an aggregate cost of approximately $9.6 billion.
Net Income Per Share
Weighted average shares outstanding are as follows (in millions):

Years ended December 31	2017	2016	2015
Basic weighted-average ordinary shares outstanding	258.5	268.1	280.8
Dilutive effect of potentially issuable shares	2.2	2.2	3.0
Diluted weighted-average ordinary shares outstanding	260.7	270.3	283.8
Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for in 2017, 2016, or 2015.
Dividends
During 2017, 2016, and 2015, the Company paid dividends of $364 million, $345 million, and $323 million, respectively, to holders of its Class A Ordinary Shares. Dividends paid per Class A Ordinary Share were $1.41, $1.29 and $1.15 for the years ended December 31, 2017, 2016, and 2015 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2015	$(17)	$(335)	$(2,782)	$(3,134)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(4)	(467)	82	(389)
Tax benefit (expense)	1	31	(9)	23
Other comprehensive income (loss) before reclassifications, net	(3)	(436)	73	(366)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	117	128
Tax benefit (expense)	(16)	—	(35)	(51)
Amounts reclassified from accumulated other comprehensive income (loss), net	(5)	—	82	77
Net current period other comprehensive income (loss)	(8)	(436)	155	(289)
Balance at December 31, 2015	(25)	(771)	(2,627)	(3,423)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(25)	(490)	(276)	(791)
Tax benefit (expense)	6	(3)	74	77
Other comprehensive income (loss) before reclassifications, net	(19)	(493)	(202)	(714)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	10	—	322	332
Tax benefit (expense)	(3)	—	(104)	(107)
Amounts reclassified from accumulated other comprehensive income (loss), net	7	—	218	225
Net current period other comprehensive income (loss)	(12)	(493)	16	(489)
Balance at December 31, 2016	(37)	(1,264)	(2,611)	(3,912)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	18	397	(220)	195
Tax benefit (expense)	(3)	(5)	55	47
Other comprehensive income (loss) before reclassifications, net	15	392	(165)	242
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(7)	236	227
Tax benefit (expense)	(1)	—	(52)	(53)
Amounts reclassified from accumulated other comprehensive income (loss), net	(3)	(7)	184	174
Net current period other comprehensive income (loss)	12	385	19	416
Balance at December 31, 2017	$(25)	$(879)	$(2,592)	$(3,496)

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

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands and Canada is as follows (in millions):

Years ended December 31	2017	2016	2015
U.S.	$105	$121	$100
U.K.	43	43	42
Netherlands and Canada	25	27	24
Total	$173	$191	$166
Pension and Other Postretirement Benefits
The Company sponsors defined benefit pension and postretirement health and welfare plans that provide retirement, medical, and life insurance benefits. The postretirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S., U.K., Netherlands and Canadian pension plans are closed to new entrants.

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2017 and 2016 and a statement of the funded status as of December 31, 2017 and 2016, for the material U.K., U.S., and other major plans, which are located in the Netherlands, and Canada. These plans represent approximately 92% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2017	2016	2017	2016	2017	2016
Change in projected benefit obligation
At January 1	$4,874	$4,985	$2,902	$3,154	$1,227	$1,177
Service cost	—	—	—	—	—	—
Interest cost	123	158	96	111	26	29
Plan amendment	—	(20)	—	—	—	—
Settlements	(496)	(159)	—	(281)	—	—
Actuarial loss (gain)	(22)	32	127	(43)	16	(7)
Benefit payments	(146)	(242)	(152)	(139)	(39)	(39)
Change in discount rate	122	1,079	182	100	33	100
Foreign currency impact	438	(959)	—	—	138	(33)
At December 31	$4,893	$4,874	$3,155	$2,902	$1,401	$1,227
Accumulated benefit obligation at end of year	$4,893	$4,874	$3,155	$2,902	$1,373	$1,191
Change in fair value of plan assets
At January 1	$5,675	$5,903	$1,683	$1,951	$1,076	$1,019
Actual return on plan assets	274	1,233	308	116	70	111
Employer contributions	86	67	119	36	21	20
Settlements	(496)	(159)	—	(281)	—	—
Benefit payments	(146)	(242)	(152)	(139)	(39)	(39)
Foreign currency impact	513	(1,127)	—	—	128	(35)
At December 31	$5,906	$5,675	$1,958	$1,683	$1,256	$1,076
Market related value at end of year	$5,906	$5,675	$1,926	$1,819	$1,256	$1,076
Amount recognized in Statement of Financial Position at December 31
Funded status	$1,013	$801	$(1,197)	$(1,219)	$(145)	$(151)
Unrecognized prior-service cost	19	19	5	6	(7)	(6)
Unrecognized loss	1,217	1,237	1,701	1,612	459	400
Net amount recognized	$2,249	$2,057	$509	$399	$307	$243
In July 2017, the Company made a non-cash contribution of approximately $80 million to its U.S. pension plan.
In March 2016, the Company entered into an insurance contract that covers a portion of the assets within select U.K. pension schemes. The transaction resulted in a decrease of $267 million in both Prepaid pension assets and Accumulated other comprehensive income.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Prepaid benefit cost (1)	$1,034	$836	$—	$—	$—	$—
Accrued benefit liability - current(2)	(1)	(1)	(43)	(44)	(5)	(5)
Accrued benefit liability - non-current(3)	(20)	(34)	(1,154)	(1,175)	(140)	(146)
Accumulated other comprehensive loss	1,236	1,256	1,706	1,618	452	394
Net amount recognized	$2,249	$2,057	$509	$399	$307	$243

(1)	Included in Prepaid pension

(2)	Included in Other current liabilities

(3)	Included in Pension, other postretirement, and postemployment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2017 and 2016 consist of (in millions):

	U.K.		U.S.		Other
	2017	2016	2017	2016	2017	2016
Net loss	$1,217	$1,237	$1,701	$1,612	$459	$400
Prior service cost (income)	19	19	5	6	(7)	(6)
Total	$1,236	$1,256	$1,706	$1,618	$452	$394
In 2017, U.S. plans with a projected benefit obligation (“PBO”) and an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets had a PBO of $3.2 billion, an ABO of $3.2 billion, and plan assets with a fair value of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $52 million and plan assets with a fair value of $30 million, and U.K. plans with an ABO in excess of the fair value of plan assets had an ABO of $52 million and plan assets with a fair value of $30 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.2 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.2 billion.
In 2016, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets of $1.7 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.2 billion and plan assets with a fair value of $1.1 billion. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.1 billion and plan assets with a fair value of $1.0 billion.

The following table provides the components of net periodic benefit (income) cost for the plans (in millions):

	U.K.			U.S.			Other
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$1	$—	$—	$—	$—	$—	$—
Interest cost	123	158	198	96	111	131	26	29	33
Expected return on plan assets, net of administration expenses	(199)	(243)	(307)	(140)	(156)	(154)	(47)	(48)	(50)
Amortization of prior-service cost	1	2	1	2	2	2	—	—	—
Amortization of net actuarial loss	31	31	41	50	50	54	11	10	11
Net periodic benefit (income) cost	(44)	(52)	(66)	8	7	33	(10)	(9)	(6)
Settlement expense	125	61	—	—	158	—	—	—	—
Total net periodic benefit cost (income)	$81	$9	$(66)	$8	$165	$33	$(10)	$(9)	$(6)
In 2016 and 2017, the Company used a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for its major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. In 2015 and prior years, the Company had estimated these components of net periodic pension and postretirement benefit cost by applying a single weighted-average discount rate, derived from the yield curve and used to measure the benefit obligation at the beginning of the period.
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer will close during the first quarter of 2018. In total for 2017, lump sum payments from plan assets of £371 million ($496 million using December 31, 2017 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the fourth quarter of 2017, which in aggregate resulted in a reduction to the projected benefit obligation of £325 million ($434 million using December 31, 2017 exchange rates) as well as a non-cash settlement charge of £93 million ($125 million using average December 31, 2017 exchange rate) in the fourth quarter of 2017. An additional non-cash settlement charge is expected in the first quarter of 2018.
In March 2016, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees under one of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during the second quarter of 2016. In total, lump sum payments from plan assets of £116 million ($159 million using June 30, 2016 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2016, which in aggregate resulted in a reduction to the projected benefit obligation of £103 million ($141 million using June 30, 2016 Exchange rates) as well as a non-cash settlement charge of £42 million ($61 million using average June 30, 2016 exchange rate) in the second quarter of 2016.
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
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2017	2016	2017	2016	2017	2016
Discount rate	2.63%	2.77%	3.27 - 3.61%	3.53 - 4.11%	1.78 - 3.39%	1.85 - 3.81%
Rate of compensation increase	3.70 - 4.20%	3.70 - 4.20%	N/A	N/A	1.00 - 3.00%	1.00 - 3.50%
Underlying price inflation	1.87%	1.83%	N/A	N/A	2.00%	2.00 - 2.50%

(1)	U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.

The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	2.77%	3.96%	3.70%	3.53 - 4.11%	3.69 - 4.43%	3.37 - 4.08%	1.85 - 3.81%	2.43 - 3.96%	2.03 - 3.91%
Expected return on plan assets, net of administration expenses	3.36%	4.55%	5.09%	7.88%	7.81%	7.96%	2.68 - 5.15%	3.47 - 4.95%	3.99 - 5.21%
Rate of compensation increase	3.70 - 4.20%	3.63 - 4.13%	3.55 - 4.05%	N/A	N/A	N/A	1.00 - 3.50%	2.00 - 3.50%	2.25 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2018, not including voluntary one-time lump sum payments, are $61 million in the U.S. and $42 million outside the U.S.
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.88% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2018.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 15 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company’s U.S. pension plan assets at December 31, 2017 and December 31, 2016, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$56	$56	$—	$—
Equity investments:
Large cap domestic	313	313	—	—
Small cap domestic	17	17	—
International	90	90	—
Equity derivatives	111	—	111	—
Pooled funds:
International (2)	270	—	—	—
Large cap domestic (2)	12	—	—	—
Small cap domestic (2)	114	—	—	—
Fixed income investments: (3)
Corporate bonds	110	—	110	—
Government and agency bonds	148	114	34	—
Pooled funds:
Corporate bonds (2)	290	—	—	—
Other investments:
Real estate and REITs (4)	82	82	—	—
Alternative investments (2) (5)	345	—	—	—
Total	$1,958	$672	$255	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed-income derivatives.

(4)	Consists of exchange traded real estate investment trusts (“REITs”).

(5)	Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$100	$100	$—	$—
Equity investments:
Large cap domestic	268	268	—	—
Small cap domestic	15	15	—	—
International	64	64	—	—
Equity derivatives	81	78	3	—
Pooled funds:
International (2)	196	—	—	—
Small cap domestic (2)	52	—	—	—
Fixed income investments: (3)
Corporate bonds	105	—	105	—
Government and agency bonds	132	76	56	—
Fixed income derivatives	65	65	—	—
Pooled funds:
Corporate bonds (2)	255	—	—	—
Other investments:
Commodity derivatives (4)	22	—	22	—
Real estate and REITs (5)	61	61	—	—
Alternative investments (2) (6)	267	—	—	—
Total	$1,683	$727	$186	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed-income derivatives.

(4)	Consists of long-dated options on a commodity index.

(5)	Consists of exchange traded REITs.

(6)	Consists of limited partnerships, private equity, and hedge funds.

The fair values of the Company’s major U.K. pension plan assets at December 31, 2017 and December 31, 2016, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$209	$209	$—	$—
Equity investments:
Pooled funds:
Global (2)	401	—	—	—
Europe (2)	6	—	—	—
Fixed income investments: (3)
Derivatives (4)	(771)	—	(771)	—
Fixed income securities (5)	2,787	2,362	425	—
Annuities	1,909	—	—	1,909
Pooled funds:
Derivatives (2)	57	—	—	—
Fixed income securities (2)	251	—	—	—
Other investments:
Real estate (2) (6)	146	—	—	—
Alternative investments (2) (7)	911	—	—	—
Total	$5,906	$2,571	$(346)	$1,909

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(4)	Consists of equity securities and equity derivatives, including repurchase agreements.

(5)	Consists of corporate and government bonds.

(6)	Consists of property funds and trusts holding direct real estate investments.

(7)	Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$86	$86	$—	$—
Equity investments:
Global	135	135	—	—
Pooled funds:
Global (2)	365	—	—	—
Europe (2)	18	—	—	—
Fixed income investments: (3)
Derivatives (4)	10	—	10	—
Fixed income securities (5)	2,129	1,726	403	—
Annuities	1,773	—	—	1,773
Pooled funds:
Derivatives (2)	62
Fixed income securities (2)	223	—	—	—
Other investments:
Real estate (2) (6)	101	—	—	—
Alternative investments (2) (7)	773	—	—	—
Total	$5,675	$1,947	$413	$1,773

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(4)	Consists of equity securities and equity derivatives.

(5)	Consists of corporate and government bonds and fixed income derivatives.

(6)	Consists of property funds and trusts holding direct real estate investments.

(7)	Consists of limited partnerships, private equity, and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2017 and December 31, 2016 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2016	$827
Actual return on plan assets:
Relating to assets still held at December 31, 2016	7
Purchases, sales and settlements—net	1,248
Foreign exchange	(309)
Balance at December 31, 2016	1,773
Actual return on plan assets:
Relating to assets still held at December 31, 2017	(66)
Purchases, sales and settlements—net	45
Foreign exchange	157
Balance at December 31, 2017	$1,909

The fair values of the Company’s other major pension plan assets at December 31, 2017 and December 31, 2016, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds:
Global (1)	370	—	—	—
North America (1)	26	—	—	—
Fixed income investments:
Fixed income securities (2)	211	—	211	—
Derivatives (2)	40	—	40	—
Pooled funds:
Fixed income securities (1)	566	—	—	—
Other investments:
Alternative investments (1) (3)	26	—	—	—
Pooled funds:
REITs (1) (4)	6	—	—	—
Total	$1,256	$11	$251	$—

(1)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(2)	Consists of corporate and government bonds and fixed-income derivatives.

(3)	Consists of limited partnerships, private equity, and hedge funds.

(4)	Consists of property funds and trusts holding direct real estate investments.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$11	$11	$—	$—
Equity investments:
Pooled funds:
Global (1)	322	—	—	—
North America (1)	36	—	—	—
Derivatives (1)	20	—	—	—
Fixed income investments:
Fixed income securities (2)	166	—	166	—
Derivatives (2)	37	—	37	—
Pooled funds:
Fixed income securities (1)	469	—	—	—
Other investments:
Alternative investments (1) (3)	9	—	—	—
Pooled funds:
REITs (1) (4)	6	—	—	—
Total	$1,076	$11	$203	$—

(1)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(2)	Consists of corporate and government bonds and fixed-income derivatives.

(3)	Consists of limited partnerships, private equity, and hedge funds.

(4)	Consists of property funds and trusts holding direct real estate investments.
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee (“RPGIC”), seeks reasonable asset growth at prudent risk levels within target allocations, which are 55% equity investments, 25% fixed income investments, and 20% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2017, the weighted average targeted allocation for the U.K. and non-U.S. plans was 13% for equity investments, 78% for fixed income investments, and 9% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2018, the Company expects to contribute approximately $92 million, $63 million, and $22 million to its U.K., U.S. and other significant international pension plans, respectively.

Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2017 (in millions):

	U.K.	U.S.	Other
2018	$134	$170	$43
2019	141	176	45
2020	145	182	46
2021	151	187	47
2022	159	182	48
2023 – 2027	858	901	257
U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2017 and 2016 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2017	2016
Accumulated projected benefit obligation	$99	$110
Fair value of plan assets	17	18
Funded status	(82)	(92)
Unrecognized prior-service credit	(1)	(3)
Unrecognized (gain) loss	(3)	10
Net amount recognized	$(86)	$(85)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2017	2016	2015
Net periodic benefit cost recognized (millions)	$1	$5	$6
Weighted-average discount rate used to determine future benefit obligations	3.32 - 3.64%	3.71 - 4.15%	3.99 - 4.33%
Weighted-average discount rate used to determine net periodic benefit costs	3.71 - 4.15%	3.99 - 4.33%	3.83 - 4.08%
Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2017 are $1 million and $3 million of prior service credit and net gain, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2018 is $1.4 million and $0.1 million of net gain and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $4 million to fund significant other postretirement benefit plans during 2018.

•	Estimated future benefit payments will be approximately $4 million each year for 2018 through 2022, and $194 million in aggregate for 2023-2027.
The accumulated postretirement benefit obligation is increased by $6 million and decreased by $5 million by a respective 1% increase or decrease to the assumed healthcare trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.5 million and decreased by $0.5 million by a respective 1% increase or decrease to the assumed healthcare trend rate.
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

13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2017	2016	2015
Restricted share units (“RSUs”)	$182	$176	$186
Performance share awards ("PSAs")	127	120	123
Employee share purchase plans	10	10	9
Total share-based compensation expense	319	306	318
Tax benefit	73	90	87
Share-based compensation expense, net of tax	$246	$216	$231
Restricted Share Units
RSUs generally vest between three and five years. The fair value of RSUs is based upon the market value of Aon plc ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all non-vested awards. Compensation expense associated with RSUs is recognized on a straight-line basis over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands):

Years ended December 31	2017		2016		2015
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of year	6,195	$89	7,167	$77	8,381	$63
Granted	1,700	123	2,252	101	2,459	97
Vested	(2,407)	82	(2,845)	70	(3,385)	58
Forfeited	(639)	93	(379)	82	(288)	71
Non-vested at end of year	4,849	$104	6,195	$89	7,167	$77

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2017, 2016 and 2015 was $197 million, $200 million, and $196 million, respectively.
Unamortized deferred compensation expense amounted to $341 million as of December 31, 2017, with a remaining weighted-average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share related performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of Aon plc ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates on a quarterly basis its estimate of the actual number of shares expected to be issued at the end of the programs. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits expense, if necessary. Dividend equivalents are not paid on PSAs.

Information regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2017, 2016, and 2015, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	2017	2016	2015
Target PSAs granted during period	548	750	963
Weighted average fair value per share at date of grant	$114	$100	$96
Number of shares that would be issued based on current performance levels	944	745	1,527
Unamortized expense, based on current performance levels	$78	$25	$—
During 2017, the Company issued approximately 0.9 million shares in connection with performance achievements related to the 2014-2016 Leadership Performance Plan (“LPP”) cycle. During 2016, the Company issued approximately 1.3 million shares in connection with performance achievements related to the 2013-2015 LPP cycle. During 2015, the Company issued approximately 1.6 million shares in connection with performance achievements related to the 2012-2014 LPP cycle.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2017	2016	2017	2016	2017	2016
Foreign exchange contracts:
Accounted for as hedges	$701	$758	$31	$13	$3	$12
Not accounted for as hedges (3)	254	189	1	1	3	1
Total	$955	$947	$32	$14	$6	$13

(1)	Included within Other current assets ($9 million in 2017 and $5 million in 2016) or Other non-current assets ($23 million in 2017 and $9 million in 2016).

(2)	Included within Other current liabilities ($3 million in 2017 and $6 million in 2016) or Other non-current liabilities ($3 million in 2017 and $7 million in 2016).

(3)	These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2017	2016	2015
Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	$18	$(25)	$(9)

Location of future reclassification from Accumulated Other Comprehensive Loss
Compensation and Benefits	$12	$8	$4
Other General Expenses	4	(13)	(3)
Interest Expense	—	—	—
Other Income (Expense)	2	(20)	(10)
The amounts of derivative gains (loss) reclassified from Accumulated Other Comprehensive Loss into Income (effective portion) are as follows (in millions):

	2017	2016	2015
Compensation and Benefits	$14	$2	$4
Other General Expenses	(5)	(4)	(1)
Interest Expense	(1)	(1)	(9)
Other Income (Expense)	(9)	(7)	(11)
Total	$(1)	$(10)	$(17)
The Company estimates that approximately $9 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2017, 2016, and 2015 was immaterial.
The Company recorded a gain of $7.0 million for 2017 and a loss of $0.2 million and $8 million for 2016 and 2015, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
As of December 31, 2017, the Company had no outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of December 31, 2017, the unrealized gain recognized in Accumulated other comprehensive income (loss) related to the net investment non derivative hedging instrument was immaterial.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive income (loss) to earnings during the twelve months ended December 31, 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the twelve months ended December 31, 2017.
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
The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments, including pension assets (refer to Note 12 “Employee Benefits”):
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016, respectively (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,847	$1,847	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	4	—	4	—
Derivatives (2):
Gross Foreign exchange contracts	33	—	33	—
Liabilities:
Derivatives (2):
Gross Foreign exchange contracts	6	—	6	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,371	$1,371	$—	$—
Other investments:
Government bonds	1	—	1	—
Equity investments	9	6	3	—
Derivatives (2):
Gross Foreign exchange contracts	15	—	15	—
Liabilities:
Derivatives (2):
Gross Foreign exchange contracts	14	—	14	—

(1)	Included within Fiduciary assets, Short-term investments or Cash and cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2017 or 2016. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2017, 2016, or 2015.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	2017		2016
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt (1)	$299	$301	$—	$—
Long-term debt	5,667	6,267	5,869	6,264

(1)	Excludes commercial paper program.
16.    Commitments and Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which include errors and omissions (“E&O”) claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.
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
Current Matters
A retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership (“Opry Mills”), that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage (which has already been paid) is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. In addition, Opry Mills seeks prejudgment interest, attorneys’ fees and enhanced damages which could substantially increase Aon’s exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. In August 2015, a jury returned a verdict in favor of Opry Mills and against the insurers in the amount of $204 million. On January 26, 2018, the Tennessee Court of Appeals reversed and remanded, reversing summary judgment in favor of plaintiffs and concluding that coverage is limited to $50 million. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($60 million at December 31, 2017 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($94 million at December 31, 2017 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010/2011 Canterbury earthquakes.  LPC claims damages of approximately NZD $184 million ($130 million at December 31, 2017 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD $528 million ($372 million at December 31, 2017 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
In April 2017, the FCA announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue. The European Commission has now assumed jurisdiction over the investigation in place of the FCA. Other antitrust agencies outside the European Commission are also conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible. At this time, in light of the uncertainties and many variables involved, we cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results or operations, or liquidity.
Aon UK Limited is an indirect wholly-owned subsidiary of the Company. Our Forms 10-Q for the second and third quarters of 2017 anticipated that Aon UK Limited’s interactions with the FCA (its primary financial regulator in the UK) concerning Aon UK Limited’s systems and controls might result in additional charges above the amounts accrued for in connection with those interactions. Although Aon continues to interact as a matter of course with the FCA, the specific reviews and interactions that Aon anticipated might result in additional charges have concluded without those additional charges materializing.
Settled/Closed Matters
On June 1, 2007, the International Road Transport Union (“IRU”) sued Aon in the Geneva Tribunal of First Instance in Switzerland. IRU alleges, among other things, that, between 1995 and 2004, a business acquired by Aon and, later, an Aon subsidiary (1) accepted commissions for certain insurance placements that violated a fee agreement entered between the parties and (2) negligently failed to ask certain insurance carriers to contribute to the IRU’s risk management costs.  IRU sought damages of approximately CHF 46 million ($47 million at June 30, 2017 exchange rates) and $3 million, plus legal fees and interest of approximately $30 million. On December 2, 2014, the Geneva Tribunal of First Instance entered a judgment that accepted some, and rejected other, of IRU’s claims. The judgment awarded IRU CHF 16.8 million ($17 million at June 30, 2017 exchange rates) and $3.1 million, plus interest and adverse costs. The entire amount of the judgment, including interest through December 31, 2014, totaled CHF 27.9 million ($28 million at December 31, 2014 exchange rates) and $5 million. On January 26, 2015, in return for IRU agreeing not to appeal the bulk of its dismissed claims, the Aon subsidiary agreed not to appeal a part of the judgment and to pay IRU CHF 12.8 million ($14 million at January 31, 2015 exchange rates) and $4.7 million without Aon admitting liability. The Aon subsidiary appealed those aspects of the judgment it retained the right to appeal. IRU did not appeal. After the Geneva Appellate Court affirmed the judgment of the Geneva Tribunal of First Instance, the Aon subsidiary filed an appeal with the Swiss Federal Tribunal. By judgment issued June 16, 2017, the Swiss Federal Tribunal affirmed in part and reversed in part the appellate judgment and remanded the case to the appellate court. IRU and Aon subsidiary agreed that the Aon subsidiary would pay IRU CHF 15.0 million ($15 million at June 30, 2017 exchange rates) and $344,000. As a result of this agreement, the legal proceedings between IRU and the Aon subsidiary have been discontinued.

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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of December 31, 2017, the undiscounted maximum potential future payments under the lease guarantee is $100 million, with an estimated fair value of $23 million.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of December 31, 2017, the undiscounted maximum potential future payments under the performance guarantees were $212 million, with an estimated fair value of $1 million.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). The Company had total LOCs outstanding of approximately $96 million at December 31, 2017, compared to $90 million at December 31, 2016. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $95 million at December 31, 2017, which is unchanged as compared to December 31, 2016.
17.    Segment Information
Beginning in the first quarter of 2017 and following the transaction described in Note 4 “Discontinued Operations,” the Company began leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity and efficiency. These initiatives reinforce Aon’s return on invested capital (“ROIC”) decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one company: Aon United.

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
Revenue from continuing operations for each of the Company’s principal product and service lines is as follows (in millions):

	Year ended December 31
	2017	2016	2015
Commercial Risk Solutions	$4,169	$3,929	$4,029
Reinsurance Solutions	1,429	1,361	1,358
Retirement Solutions	1,755	1,707	1,916
Health Solutions	1,515	1,370	1,167
Data & Analytic Services	1,140	1,050	1,021
Elimination	(10)	(8)	(11)
Total revenue	$9,998	$9,409	$9,480
As Aon is operating as one segment, segment profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income.
Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in consolidated results. Consolidated Revenue by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2017	$9,998	$4,425	$976	$1,436	$2,025	$1,136
2016	9,409	3,981	899	1,354	1,760	1,415
2015	9,480	3,924	1,118	1,419	1,826	1,193
Consolidated Non-current assets by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2017	$564	$239	$47	$68	$114	$96
2016	550	243	60	65	85	97
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
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, Condensed Consolidating Statements of Financial Position as of December 31, 2017 and December 31, 2016, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
As described in Note 1 “Basis of Presentation,” and consistent with the Company’s Consolidated Financial Statements, the following tables present the financial results of the Divested Business as discontinued operations for all periods presented within non-guarantor Subsidiaries. The impact of intercompany transactions have been reflected within continuing operations in the Condensed Consolidating Financial Statements.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$9,998	$—	$9,998
Expenses
Compensation and benefits	150	35	5,904	—	6,089
Information technology	—	—	419	—	419
Premises	—	—	348	—	348
Depreciation of fixed assets	—	—	187	—	187
Amortization and impairment of intangible assets	—	—	704	—	704
Other general expenses (income)	12	(6)	1,266	—	1,272
Total operating expenses	162	29	8,828	—	9,019
Operating income (loss)	(162)	(29)	1,170	—	979
Interest income	—	52	4	(29)	27
Interest expense	(202)	(94)	(15)	29	(282)
Intercompany interest income (expense)	14	(543)	529	—	—
Intercompany other income (expense)	247	(411)	164	—	—
Other income (expense)	(27)	21	(51)	18	(39)
Income (loss) from continuing operations before income taxes	(130)	(1,004)	1,801	18	685
Income tax expense (benefit)	(43)	(110)	403	—	250
Net income (loss) from continuing operations	(87)	(894)	1,398	18	435
Income from discontinued operations, net of tax	—	—	828	—	828
Net income (loss) before equity in earnings of subsidiaries	(87)	(894)	2,226	18	1,263
Equity in earnings of subsidiaries, net of tax	1,295	1,054	160	(2,509)	—
Net income	1,208	160	2,386	(2,491)	1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,208	$160	$2,349	$(2,491)	$1,226

Condensed Consolidating Statement of Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$9,409	$—	$9,409
Expenses
Compensation and benefits	130	171	5,386	—	5,687
Information technology	—	—	386	—	386
Premises	—	—	343	—	343
Depreciation of fixed assets	—	—	162	—	162
Amortization and impairment of intangible assets	—	—	157	—	157
Other general expenses (income)	—	2	1,034	—	1,036
Total operating expenses	130	173	7,468	—	7,771
Operating income (loss)	(130)	(173)	1,941	—	1,638
Interest income	—	16	22	(29)	9
Interest expense	(196)	(101)	(14)	29	(282)
Intercompany interest income (expense)	14	(541)	527	—	—
Intercompany other income (expense)	274	(361)	87	—	—
Other income (expense)	15	(5)	44	(18)	36
Income (loss) from continuing operations before income taxes	(23)	(1,165)	2,607	(18)	1,401
Income tax expense (benefit)	(55)	(325)	528	—	148
Net income (loss) from continuing operations	32	(840)	2,079	(18)	1,253
Income from discontinued operations, net of tax	—	—	177	—	177
Net income (loss) before equity in earnings of subsidiaries	32	(840)	2,256	(18)	1,430
Equity in earnings of subsidiaries, net of tax	1,382	1,219	379	(2,980)	—
Net income	1,414	379	2,635	(2,998)	1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,414	$379	$2,601	$(2,998)	$1,396

Condensed Consolidating Statement of Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustment	Consolidated
Revenue
Total revenue	$—	$—	$9,480	$—	$9,480
Expenses
Compensation and benefits	136	32	5,437	—	5,605
Information technology	—	—	389	—	389
Premises	—	—	362	—	362
Depreciation of fixed assets	—	—	164	—	164
Amortization and impairment of intangible assets		—	173	—	173
Other general expenses (income)	8	7	1,185	—	1,200
Total operating expenses	144	39	7,710	—	7,893
Operating income (loss)	(144)	(39)	1,770	—	1,587
Interest income	—	14	19	(19)	14
Interest expense	(140)	(130)	(22)	19	(273)
Intercompany interest income (expense)	429	(479)	50	—	—
Intercompany other income (expense)	302	(422)	120	—	—
Other income (expense)	(1)	—	101	—	100
Income (loss) from continuing operations before income taxes	446	(1,056)	2,038	—	1,428
Income tax expense (benefit)	45	(262)	392	—	175
Net income (loss) from continuing operations	401	(794)	1,646	—	1,253
Income from discontinued operations, net of tax	—	—	169	—	169
Net income (loss) before equity in earnings of subsidiaries	401	(794)	1,815	—	1,422
Equity in earnings of subsidiaries, net of tax	984	1,289	495	(2,768)	—
Net income	1,385	495	2,310	(2,768)	1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,385	$495	$2,273	$(2,768)	$1,385

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,208	$160	$2,386	$(2,491)	$1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income (loss) attributable to Aon shareholders	1,208	160	2,349	(2,491)	1,226
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	9	—	12
Foreign currency translation adjustments	—	—	408	(18)	390
Postretirement benefit obligation	—	(101)	120	—	19
Total other comprehensive income (loss)	—	(98)	537	(18)	421
Equity in other comprehensive income (loss) of subsidiaries, net of tax	434	515	417	(1,366)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	5	—	5
Total other comprehensive income (loss) attributable to Aon shareholders	434	417	949	(1,384)	416
Comprehensive income (loss) attributable to Aon shareholders	$1,642	$577	$3,298	$(3,875)	$1,642
Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,414	$379	$2,635	$(2,998)	$1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income (loss) attributable to Aon shareholders	1,414	379	2,601	(2,998)	1,396
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	(11)	—	(12)
Foreign currency translation adjustments	(2)	21	(532)	18	(495)
Postretirement benefit obligation	—	68	(52)	—	16
Total other comprehensive income (loss)	(2)	88	(595)	18	(491)
Equity in other comprehensive loss of subsidiaries, net of tax	(505)	(547)	(459)	1,511	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(507)	(459)	(1,052)	1,529	(489)
Comprehensive income (loss) attributable to Aon shareholders	$907	$(80)	$1,549	$(1,469)	$907

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,385	$495	$2,310	$(2,768)	$1,422
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income (loss) attributable to Aon shareholders	1,385	495	2,273	(2,768)	1,385
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	(47)	(395)	—	(442)
Postretirement benefit obligation	—	12	143	—	155
Total other comprehensive income (loss)	—	(35)	(260)	—	(295)
Equity in other comprehensive loss of subsidiaries, net of tax	(289)	(259)	(294)	842	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	(289)	(294)	(548)	842	(289)
Comprehensive income (loss) attributable to Aon shareholders	$1,096	$201	$1,725	$(1,926)	$1,096

Condensed Consolidating Statement of Financial Position

	As of December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$2,524	$793	$(2,562)	$756
Short-term investments	—	355	174	—	529
Receivables, net	—	2	2,476	—	2,478
Fiduciary assets	—	—	9,625	—	9,625
Intercompany receivables	165	1,046	10,824	(12,035)	—
Other current assets	1	29	259	—	289
Current assets of discontinued operations	—	—	—	—	—
Total Current Assets	167	3,956	24,151	(14,597)	13,677
Goodwill	—	—	8,358	—	8,358
Intangible assets, net	—	—	1,733	—	1,733
Fixed assets, net	—	—	564	—	564
Deferred tax asset	99	396	143	(249)	389
Intercompany receivables	414	261	8,232	(8,907)	—
Prepaid pension	—	6	1,054	—	1,060
Other non-current assets	1	35	271	—	307
Investment in subsidiary	8,884	17,910	20	(26,814)	—
Non-current assets of discontinued operations	—	—	—	—	—
TOTAL ASSETS	$9,565	$22,564	$44,526	$(50,567)	$26,088

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$574	$36	$3,913	$(2,562)	$1,961
Short-term debt and current portion of long-term debt	—	—	299	—	299
Fiduciary liabilities	—	—	9,625	—	9,625
Intercompany payables	130	11,149	756	(12,035)	—
Other current liabilities	16	64	790	—	870
Current liabilities of discontinued operations	—	—	—	—	—
Total Current Liabilities	720	11,249	15,383	(14,597)	12,755
Long-term debt	4,251	1,415	1	—	5,667
Deferred tax liabilities	—	—	376	(249)	127
Pension, other postretirement and other post-employment liabilities	—	1,391	398	—	1,789
Intercompany payables	—	8,398	509	(8,907)	—
Other non-current liabilities	11	91	1,000	—	1,102
Non-current liabilities of discontinued operations	—	—	—	—	—
TOTAL LIABILITIES	4,982	22,544	17,667	(23,753)	21,440

TOTAL AON SHAREHOLDERS’ EQUITY	4,583	20	26,794	(26,814)	4,583
Noncontrolling interests	—	—	65	—	65
TOTAL EQUITY	4,583	20	26,859	(26,814)	4,648
TOTAL LIABILITIES AND EQUITY	$9,565	$22,564	$44,526	$(50,567)	$26,088

Condensed Consolidating Statement of Financial Position

	As of December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$1,633	$655	$(1,862)	$426
Short-term investments	—	140	150	—	290
Receivables, net	—	3	2,103	—	2,106
Fiduciary assets	—	—	8,959	—	8,959
Intercompany receivables	105	1,880	9,825	(11,810)	—
Other current assets	—	25	222	—	247
Current assets of discontinued operations	—	—	1,118	—	1,118
Total Current Assets	105	3,681	23,032	(13,672)	13,146
Goodwill	—	—	7,410	—	7,410
Intangible assets, net	—	—	1,890	—	1,890
Fixed assets, net	—	—	550	—	550
Deferred tax asset	134	726	171	(706)	325
Intercompany receivables	366	261	8,711	(9,338)	—
Prepaid pension	—	5	853	—	858
Other non-current assets	2	119	239	—	360
Investment in subsidiary	10,107	17,131	(356)	(26,882)	—
Non-current assets of discontinued operations	—	—	2,076	—	2,076
TOTAL ASSETS	$10,714	$21,923	$44,576	$(50,598)	$26,615

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$585	$44	$2,837	$(1,862)	$1,604
Short-term debt and current portion of long-term debt	279	50	7	—	336
Fiduciary liabilities	—	—	8,959	—	8,959
Intercompany payables	142	10,399	1,269	(11,810)	—
Other current liabilities	—	63	593	—	656
Current liabilities of discontinued operations	—	—	940	—	940
Total Current Liabilities	1,006	10,556	14,605	(13,672)	12,495
Long-term debt	4,177	1,413	279	—	5,869
Deferred tax liabilities	—	—	759	(658)	101
Pension, other postretirement and other post-employment liabilities	—	1,356	404	—	1,760
Intercompany payables	—	8,877	461	(9,338)	—
Other non-current liabilities	8	77	634	—	719
Non-current liabilities of discontinued operations	—	—	139	—	139
TOTAL LIABILITIES	5,191	22,279	17,281	(23,668)	21,083

TOTAL AON SHAREHOLDERS’ EQUITY	5,523	(356)	27,238	(26,930)	5,475
Noncontrolling interests	—	—	57	—	57
TOTAL EQUITY	5,523	(356)	27,295	(26,930)	5,532
TOTAL LIABILITIES AND EQUITY	$10,714	$21,923	$44,576	$(50,598)	$26,615

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$2,787	$503	$2,010	$(4,631)	$669
Cash provided by operating activities - discontinued operations	—	—	65	—	65
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,787	503	2,075	(4,631)	734

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	224	587	582	(1,325)	68
Payments for investments	(261)	(29)	(576)	802	(64)
Net purchases (sales) of short-term investments - non-fiduciary	—	(215)	(17)	—	(232)
Acquisition of businesses, net of cash acquired	—	—	(1,029)	—	(1,029)
Sale of businesses, net of cash sold	—	—	4,246	—	4,246
Capital expenditures	—	—	(183)	—	(183)
Cash provided by (used for) investing activities - continuing operations	(37)	343	3,023	(523)	2,806
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(37)	343	3,004	(523)	2,787

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(2,399)	—	—	—	(2,399)
Advances from (to) affiliates	426	95	(4,975)	4,454	—
Issuance of shares for employee benefit plans	(121)	—	—	—	(121)
Issuance of debt	544	1,100	10	—	1,654
Repayment of debt	(835)	(1,150)	(14)	—	(1,999)
Cash dividends to shareholders	(364)	—	—	—	(364)
Noncontrolling interests and other financing activities		—	(36)	—	(36)
Cash provided by (used for) financing activities - continuing operations	(2,749)	45	(5,015)	4,454	(3,265)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,749)	45	(5,015)	4,454	(3,265)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	69	—	69
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	891	133	(700)	325
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (1)	—	1,633	660	(1,862)	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD (2)	$1	$2,524	$793	$(2,562)	$756

(1)	Includes $5 million of discontinued operations at December 31, 2016.

(2)	Includes $0 million of discontinued operations at December 31, 2017

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$2,705	$(536)	$2,768	$(3,108)	$1,829
Cash provided by operating activities - discontinued operations	—	—	497	—	497
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,705	(536)	3,265	(3,108)	2,326

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	316	15	(288)	43
Payments for investments	—	(35)	(29)	—	(64)
Net purchases (sales) of short-term investments - non-fiduciary	—	70	(9)	—	61
Acquisition of businesses, net of cash acquired	—	(335)	(608)	64	(879)
Sale of businesses, net of cash sold	—	—	171	(64)	107
Capital expenditures	—	—	(156)	—	(156)
Cash provided by (used for) investing activities - continuing operations	—	16	(616)	(288)	(888)
Cash used for investing activities - discontinued operations	—	—	(66)	—	(66)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	16	(682)	(288)	(954)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,257)	—	—	—	(1,257)
Advances from (to) affiliates	(2,008)	570	(3,037)	4,475	—
Issuance of shares for employee benefit plans	(129)	—	—	—	(129)
Issuance of debt	1,879	1,588	—	—	3,467
Repayment of debt	(845)	(2,088)	(12)	—	(2,945)
Cash dividends to shareholders	(345)	—	—	—	(345)
Noncontrolling interests and other financing activities	—	—	(77)	—	(77)
Cash provided by (used for) financing activities - continuing operations	(2,705)	70	(3,126)	4,475	(1,286)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,705)	70	(3,126)	4,475	(1,286)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(39)	—	(39)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(450)	(582)	1,079	47
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (1)	—	2,083	1,242	(2,941)	384
CASH AND CASH EQUIVALENTS AT END OF PERIOD (2)	$—	$1,633	$660	$(1,862)	$431

(1)	Includes $2 million of discontinued operations at December 31, 2015.

(2)	Includes $5 million of discontinued operations at December 31, 2016

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2015
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$695	$464	$2,016	$(1,673)	$1,502
Cash provided by operating activities - discontinued operations	—	—	507	—	507
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	695	464	2,523	(1,673)	2,009

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	27	193	—	220
Payments for investments	(13)	(47)	(219)	13	(266)
Net purchases (sales) of short-term investments - non-fiduciary	—	(42)	51	—	9
Acquisition of businesses, net of cash acquired	—	—	(16)	—	(16)
Sale of businesses, net of cash sold	—	—	205	—	205
Capital expenditures	—	—	(200)	—	(200)
Cash provided by (used for) investing activities - continuing operations	(13)	(62)	14	13	(48)
Cash used for investing activities - discontinued operations	—	—	(90)	—	(90)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(13)	(62)	(76)	13	(138)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(1,550)	—	—	—	(1,550)
Advances from (to) affiliates	232	(326)	(2,339)	2,433	—
Issuance of shares for employee benefit plans	(29)	—	(1)	—	(30)
Issuance of debt	1,318	4,026	7	—	5,351
Repayment of debt	(330)	(4,746)	(22)	—	(5,098)
Cash dividends to shareholders	(323)	—	—	—	(323)
Noncontrolling interests and other financing activities	—	—	(39)	—	(39)
Cash provided by (used for) financing activities - continuing operations	(682)	(1,046)	(2,394)	2,433	(1,689)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(682)	(1,046)	(2,394)	2,433	(1,689)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(172)	—	(172)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(644)	(119)	773	10
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR (1)	—	2,727	1,361	(3,714)	374
CASH AND CASH EQUIVALENTS AT END OF PERIOD (2)	$—	$2,083	$1,242	$(2,941)	$384

(1)	Includes $4 million of discontinued operations at December 31, 2014.

(2)	Includes $2 million of discontinued operations at December 31, 2015

19.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2017 and 2016 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2017
INCOME STATEMENT DATA
Total revenue	$2,381	$2,368	$2,340	$2,909	$9,998
Operating income	343	(118)	265	489	979
Net income from continuing operations	265	(43)	196	17	435
Income from discontinued operations, net of tax	40	821	(4)	(29)	828
Net income	305	778	192	(12)	1,263
Less: Net income attributable to noncontrolling interests	14	9	7	7	37
Net income attributable to Aon shareholders	$291	$769	$185	$(19)	$1,226
PER SHARE DATA
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.95	$(0.20)	$0.74	$0.04	$1.54
Discontinued operations	0.15	3.13	(0.02)	(0.12)	3.20
Net income	$1.10	$2.93	$0.72	$(0.08)	$4.74
Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.94	$(0.20)	$0.73	$0.04	$1.53
Discontinued operations	0.15	3.13	(0.01)	(0.11)	3.17
Net income	$1.09	$2.93	$0.72	$(0.07)	$4.70

	1Q	2Q	3Q	4Q	2016
INCOME STATEMENT DATA
Total revenue	$2,276	$2,282	$2,201	$2,650	$9,409
Operating income	420	387	368	463	1,638
Net income from continuing operations	312	273	284	384	1,253
Income from discontinued operations, net of tax	25	35	42	75	177
Net income	337	308	326	459	1,430
Less: Net income attributable to noncontrolling interests	12	8	7	7	34
Net income attributable to Aon shareholders	$325	$300	$319	$452	$1,396
PER SHARE DATA
Basic net income per share attributable to Aon shareholders
Continuing operations	$1.11	$0.99	$1.03	$1.42	$4.55
Discontinued operations	0.09	0.13	0.16	0.28	0.66
Net income	$1.20	$1.12	$1.19	$1.70	$5.21
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.10	$0.98	$1.03	$1.40	$4.51
Discontinued operations	0.09	0.13	0.15	0.28	0.65
Net income	$1.19	$1.11	$1.18	$1.68	$5.16
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2017. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2017 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2017 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc

Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report Regarding the Effectiveness of Internal Control and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Chicago, Illinois
February 20, 2018

Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in our Proxy Statement for the 2018 Annual General Meeting of Shareholders to be held on June 22, 2018 (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
We have adopted a code of ethics that applies to the Company’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Part 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, Aon plc, 122 Leadenhall Street, London EC3V 4AN, United Kingdom. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
Item 11.    Executive Compensation
Information relating to director and executive officer compensation is set forth under the headings “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon plc’s ordinary shares is set forth under the headings “Equity Compensation Plan Information,” “Principal Holders of Voting Securities,” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2017 and 2016
Consolidated Statements of Income — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows — Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

4.7*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.8*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.9*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on March 8, 2011.

4.10*
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

4.11*
Indenture, dated as of December 12, 2012 by and among Aon plc, Aon Corporation, The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on December 13, 2012.

4.12*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon’s Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.13*
Indenture, dated as of May 24, 2013, among Aon, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.14*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.15*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on November 26, 2013.

4.16*	Form of 3.500% Senior Note due 2024 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.17*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.18*
Amended and Restated Indenture, dated as of May 20, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee (including the Guarantee) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.19*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.20*
Indenture, dated as of November 13, 2015, among Aon plc, Aon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (including the guarantee) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.21*	Form of 2.800% Senior Note due 2021 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.22*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

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

10.2*
$900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers entered into on February 2, 2015, - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 4, 2015.

10.3*
Form of notice of extension of $900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited with Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citigroup Global Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers entered into on February 2, 2015, - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.4*
Amendment No. 1 to the February 2, 2015 Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited, the banks, financial institutions and other institutional lenders party to the Credit Agreement, dated June 21, 2017, incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on 10-Q for the quarter ended June 30, 2017.

10.5*
$400,000,000 Five-Year Credit Agreement among Aon plc and Aon Corporation with Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association, as syndication agent, and Citigroup Global Markets, Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners, entered into on October 19, 2017, incorporated by reference to the Current Report on Form 8-K filed on October 20, 2017.

10.6*	Purchase Agreement, dated as of February 9, 2017, by and between Aon plc and Tempo Acquisition, LLC- incorporated by reference to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.7*
Amendment No. 1 to Purchase Agreement by and between Aon plc and Tempo Acquisition, LLC, entered into on April 17, 2017, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.8*	Deed of Assumption of Aon plc dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.9*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.10*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

10.11*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.12*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.13*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.14*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15*#	Aon plc 2011 Incentive Plan, as amended and restated effective June 24, 2014 - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.16*#
First Amendment to the Aon plc 2011 Incentive Plan, as amended and restated, effective as of March 31, 2016 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.17*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.18*#	Aon plc Leadership Performance Program - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.19*#
Aon plc Amended and Restated Executive Committee Combined Severance and Change in Control Plan, effective September 12, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.20*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.

10.21*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.22*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.23*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.24*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.25*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.27*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on January 23, 2015.

10.28*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.29*#
Amendment to the Amended and Restated Change of Control Agreement between Aon plc and Gregory C. Case, dated as of April 27, 2016 - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-for the quarter ended March 31, 2016.

10.30*#	International Assignment Letter with Gregory C. Case, effective July 1, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.31*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.32*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.33*#
Amendment to Employment Agreement, dated as of February 20, 2015, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.34*#	International Assignment Letter with Christa Davies, effective July 1, 2016 - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.35*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.

10.36*#
Amended and Restated Employment Agreement, dated as of July 8, 2015, by and between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on July 14, 2015.

10.37*#	International Assignment Letter with Stephen P. McGill, effective July 1, 2016 - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.38*#
Separation Agreement entered into between Aon Corporation and Stephen McGill, dated January 24, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.39*#
Employment Agreement, dated as of January 1, 2014, by and between Aon Corporation and Peter M. Lieb. - incorporated by reference to Exhibit 10.46 to Aon's Annual Report on Form 10-K for the year ended December 31, 2014.

10.40*#	International Assignment Letter with Peter Lieb, effective July 1, 2016 - incorporated by reference to Exhibit 1041 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.41*#
Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.8 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.42*#
Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.9 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.43*#
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.44*#
Transition and Separation Agreement entered into between Aon Corporation and Kristi Savacool, dated April 25, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on 10-Q for the quarter ended June 30, 2017.

10.45*#	Aon Deferred Compensation Plan, as amended and restated November 16, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.46*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.47*#	Second Amendment to the Aon Deferred Compensation Plan, effective April 19, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.48*#	Aon plc Global Share Purchase Plan effective July 1, 2013, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2013, filed on April 1, 2013.

10.49#	First Amendment to the Aon plc Global Share Purchase Plan, effective November 17, 2017.

10.50*#	Form of Restricted Stock Unit Award Agreement.

10.51*#	Aon Supplemental Savings Plan, Amended and Restated Effective January 1, 2017, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.52#	First Amendment to the Aon Supplemental Savings Plan, Amended and Restated effective January 1, 2017, effective March 30, 2017.

Statement re: Computation of Ratios.

12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.

Subsidiaries of the Registrant.

21	List of Subsidiaries of Aon.

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.INS	XBRL Report Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.

101.LAB	XBRL Taxonomy Calculation Linkbase Document.

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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, President and Chief Executive Officer
Date:	February 20, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 20, 2018
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 20, 2018
Jin-Yong Cai

/s/ FULVIO CONTI	Director	February 20, 2018
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 20, 2018
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 20, 2018
J. Michael Losh

/s/ ROBERT S. MORRISON	Director	February 20, 2018
Robert S. Morrison

/s/ RICHARD B. MYERS	Director	February 20, 2018
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 20, 2018
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 20, 2018
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 20, 2018
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2018
Christa Davies

/s/ LAUREL MEISSNER	Senior Vice President and Global Controller (Principal Accounting Officer)	February 20, 2018
Laurel Meissner