Form 10-Q
period 2018-03-31
Aon plc
filed 2018-05-04
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of May 3, 2018:  244,512,517

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2018	March 31, 2017
Revenue
Total revenue	$3,090	$2,381
Expenses
Compensation and benefits	1,616	1,469
Information technology	115	88
Premises	93	84
Depreciation of fixed assets	39	54
Amortization and impairment of intangible assets	110	43
Other general expenses	318	308
Total operating expenses	2,291	2,046
Operating income	799	335
Interest income	4	2
Interest expense	(70)	(70)
Other income (expense)	(15)	(2)
Income from continuing operations before income taxes	718	265
Income taxes	114	—
Net income from continuing operations	604	265
Net income from discontinued operations	6	40
Net income	610	305
Less: Net income attributable to noncontrolling interests	16	14
Net income attributable to Aon shareholders	$594	$291

Basic net income per share attributable to Aon shareholders
Continuing operations	$2.37	$0.95
Discontinued operations	0.02	0.15
Net income	$2.39	$1.10
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.35	$0.94
Discontinued operations	0.02	0.15
Net income	$2.37	$1.09
Cash dividends per share paid on ordinary shares	$0.36	$0.33
Weighted average ordinary shares outstanding - basic	248.5	264.8
Weighted average ordinary shares outstanding - diluted	250.2	267.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2018	March 31, 2017
Net income	$610	$305
Less: Net income attributable to noncontrolling interests	16	14
Net income attributable to Aon shareholders	594	291
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	14	(2)
Foreign currency translation adjustments	247	147
Postretirement benefit obligation	48	18
Total other comprehensive income	309	163
Less: Other comprehensive income attributable to noncontrolling interests	3	1
Total other comprehensive income attributable to Aon shareholders	306	162
Comprehensive income attributable to Aon shareholders	$900	$453
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$597	$756
Short-term investments	118	529
Receivables, net	3,053	2,478
Fiduciary assets	10,738	9,625
Other current assets	609	289
Total Current Assets	15,115	13,677
Goodwill	8,550	8,358
Intangible assets, net	1,662	1,733
Fixed assets, net	578	564
Deferred tax assets	296	389
Prepaid pension	1,207	1,060
Other non-current assets	439	307
TOTAL ASSETS	$27,847	$26,088

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,545	$1,961
Short-term debt and current portion of long-term debt	403	299
Fiduciary liabilities	10,738	9,625
Other current liabilities	972	870
Total Current Liabilities	13,658	12,755
Long-term debt	5,697	5,667
Deferred tax liabilities	243	127
Pension, other postretirement, and postemployment liabilities	1,759	1,789
Other non-current liabilities	1,105	1,102
TOTAL LIABILITIES	22,462	21,440

EQUITY
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2018 - 245.2; 2017 - 247.6)	2	2
Additional paid-in capital	5,743	5,775
Retained earnings	2,747	2,302
Accumulated other comprehensive loss	(3,191)	(3,496)
TOTAL AON SHAREHOLDERS' EQUITY	5,301	4,583
Noncontrolling interests	84	65
TOTAL EQUITY	5,385	4,648
TOTAL LIABILITIES AND EQUITY	$27,847	$26,088
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2017	247.6	$5,777	$2,302	$(3,496)	$65	$4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	594	—	16	610
Shares issued - employee stock compensation plans	1.5	(109)	—	—	—	(109)
Shares purchased	(3.9)	—	(553)	—	—	(553)
Share-based compensation expense	—	77	—	—	—	77
Dividends to shareholders	—	—	(89)	—	—	(89)
Net change in fair value of financial instruments	—	—	—	14	—	14
Net foreign currency translation adjustments	—	—	—	244	3	247
Net postretirement benefit obligation	—	—	—	48	—	48
Balance at March 31, 2018	245.2	$5,745	$2,747	$(3,191)	$84	$5,385

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2016	262.0	$5,580	$3,807	$(3,912)	$57	$5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	291	—	14	305
Shares issued - employee stock compensation plans	1.9	(85)	—	—	—	(85)
Shares purchased	(1.1)	—	(126)	—	—	(126)
Share-based compensation expense	—	75	—	—	—	75
Dividends to shareholders	—	—	(87)	—	—	(87)
Net change in fair value of financial instruments	—	—	—	(2)	—	(2)
Net foreign currency translation adjustments	—	—	—	146	1	147
Net postretirement benefit obligation	—	—	—	18	—	18
Balance at March 31, 2017	262.8	$5,570	$3,934	$(3,750)	$72	$5,826
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$610	$305
Less: Income from discontinued operations, net of income taxes	6	40
Adjustments to reconcile net income to cash provided by operating activities:
Loss from sales of businesses, net	1	2
Depreciation of fixed assets	39	54
Amortization and impairment of intangible assets	110	43
Share-based compensation expense	77	78
Deferred income taxes	26	(2)
Change in assets and liabilities:
Fiduciary receivables	(605)	337
Short-term investments — funds held on behalf of clients	(195)	(330)
Fiduciary liabilities	800	(7)
Receivables, net	(269)	38
Accounts payable and accrued liabilities	(439)	(390)
Restructuring reserves	(24)	99
Current income taxes	30	(56)
Pension, other postretirement and other postemployment liabilities	(53)	(41)
Other assets and liabilities	38	92
Cash provided by operating activities - continuing operations	140	182
Cash provided by operating activities - discontinued operations	—	58
CASH PROVIDED BY OPERATING ACTIVITIES	140	240
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	17	25
Payments for investments	(11)	(9)
Net sale of short-term investments — non-fiduciary	415	94
Acquisition of businesses, net of cash acquired	(29)	(46)
Sale of businesses, net of cash sold	(1)	(2)
Capital expenditures	(45)	(34)
Cash provided by investing activities - continuing operations	346	28
Cash used for investing activities - discontinued operations	—	(15)
CASH PROVIDED BY INVESTING ACTIVITIES	346	13
CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(569)	(126)
Issuance of shares for employee benefit plans	(109)	(85)
Issuance of debt	808	992
Repayment of debt	(704)	(950)
Cash dividends to shareholders	(89)	(87)
Noncontrolling interests and other financing activities	—	(2)
Cash used for financing activities - continuing operations	(663)	(258)
Cash used for financing activities - discontinued operations	—	—
CASH USED FOR FINANCING ACTIVITIES	(663)	(258)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	25
NET INCREASE IN CASH AND CASH EQUIVALENTS	(159)	20
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$597	$451
Supplemental disclosures:
Interest paid	$58	$58
Income taxes paid, net of refunds	$58	$58
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
Certain information and disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results for the three months ended March 31, 2018 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2018.
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
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The Company has applied the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Condensed Consolidated Statement of Income and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit cost in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company has not applied the practical expedient upon adoption of this guidance. The new guidance was effective for Aon in the first quarter of 2018. The adoption of this guidance had no impact on the net income of the Company.
Upon adoption of the guidance, the presentation of the results reflect a change in Operating income offset by an equal and offsetting change in Other income (expense) for the period ended March 31, 2017 as follows:

	Three Months Ended March 31, 2017
	As Reported	Adjustments	As Adjusted
Operating income (1)	$343	$(8)	$335
Other income (expense)	$(10)	$8	$(2)

(1)	Reclassification from Operating income is recorded in Compensation and benefits.

Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory.  The guidance requires that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, or impaired).  The Company has applied the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance was effective for Aon in the first quarter of 2018.  Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Deferred tax assets of $23 million, an increase to Deferred tax liabilities of $12 million, and a decrease to Other non-current assets of $26 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $15 million decrease to Retained earnings. For the three months ended March 31, 2018, the impact of adopting this standard on the Condensed Consolidated Statement of Income was insignificant.
Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity no longer has discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard was effective for the Company in the first quarter of 2018. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Statements of Cash Flows.
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. The Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the exception of the amendments related to equity securities without readily determinable fair values, including disclosure requirements, which were applied prospectively. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Accumulated other comprehensive loss of $1 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $1 million increase to Retained earnings. For the three months ended March 31, 2018, the impact of adopting this standard on the Condensed Consolidated Statement of Income was insignificant.
Revenue Recognition
In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers (the “Standard” or “ASC 606”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP (“ASC 605”).  The core principal of the Standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The Standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. Two methods of transition were permitted upon adoption: full retrospective and modified retrospective. The Company elected to apply the modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, revenues and other disclosures for prior periods were provided in the notes to the financial statements as previously reported under ASC 605, and the cumulative effect of initially applying the guidance was recognized as an adjustment to Retained earnings.
The following summarizes the significant changes to the Company as a result of the adoption of ASC 606 on January 1, 2018.

•
The Company previously recognized revenue either at a point in time or over a period of time based on the transfer of value to customers or as the remuneration became determinable. Under ASC 606, the revenue related to certain brokerage services recognized over a period of time is recognized on the effective date of the associated policies when control of the policy transfers to the customer. As a result, revenue from these arrangements are typically recognized in earlier periods under ASC 606 in comparison to ASC 605, changing the timing and amount of revenue recognized for annual and interim periods. This change resulted in a significant shift in timing of interim revenue for the Reinsurance Solutions revenue line and, to a lesser extent, certain other brokerage services.

•
The Standard provides guidance on accounting for certain revenue-related costs including when to capitalize costs associated with obtaining and fulfilling a contract. The majority of these costs were previously expensed as incurred under ASC 605. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, are amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company applied a practical expedient and recognizes the costs of obtaining a contract as an expense when incurred. Assets recognized as costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, as well as other costs, are amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, which is generally less than one year.

As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the Condensed Consolidated Statement of Financial position as of January 1, 2018:

	December 31, 2017		January 1, 2018
(millions)	As Reported	Adjustments	As Adjusted
ASSETS
Receivables, net	$2,478	$252	$2,730
Other current assets	$289	$298	$587
Deferred tax assets	389	(128)	261
Other non-current assets	$307	$145	$452

LIABILITIES
Accounts payable and accrued liabilities	$1,961	$8	$1,969
Other current liabilities	$870	$13	$883
Deferred tax liabilities	$127	$42	$169
Other non-current liabilities	$1,102	$(3)	$1,099

EQUITY
Total equity	$4,648	$507	$5,155
The following tables summarize the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statement of Income, Financial Position, and Cash Flows as of and for the three months ended March 31, 2018.
Condensed Consolidated Statement of Income

	Three Months Ended March 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenue
Total revenue	$3,090	$(413)	$2,677
Expenses
Compensation and benefits	$1,616	$(65)	$1,551
Other income (expense)	$(15)	$1	$(14)
Income taxes	$114	$(82)	$32
Adoption of ASC 606 for the first quarter of 2018 was an impact of $265 million on net income from continuing operations, or $1.06 per share.

Condensed Consolidated Statement of Financial Position

	As of March 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
ASSETS
Receivables, net	$3,053	$(644)	$2,409
Other current assets	$609	$(239)	$370
Deferred tax assets	$296	$130	$426
Other non-current assets	$439	$(143)	$296

LIABILITIES
Other current liabilities	$972	$(52)	$920
Deferred tax liabilities	$243	$(68)	$175
Other non-current liabilities	$1,105	$3	$1,108

EQUITY
Total equity	$5,385	$(779)	$4,606
Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$610	$(265)	$345
Deferred income taxes	$26	$(28)	$(2)
Receivables, net	$(269)	$400	$131
Accounts payable and accrued liabilities	$(439)	$8	$(431)
Current income taxes	$30	$(54)	$(24)
Other assets and liabilities	$38	$(61)	$(23)
The adoption of ASC 606 had no impact on total Cash Provided by Operating Activities.
Refer to Note 3 “Revenue from Contracts with Customers” to the Condensed Consolidated Financial Statements for further information.
Accounting Standards Issued But Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amendments related to reclassification of certain tax effects from accumulated other comprehensive income. The amendments allow a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. In addition, the entity is required to provide certain disclosures regarding stranded tax effects. The amendments are effective for Aon in the first quarter of 2019 and early adoption is permitted, including adoption in any interim period. The amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact that the amendments will have on the Condensed Consolidated Financial Statements and the period in which it plans to adopt.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Condensed Consolidated Financial Statements and the period in which it plans to adopt.
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
A preliminary assessment to determine the impacts of the new accounting standard has been performed, including its impact on accounting and operational processes.   The Company expects to recognize significant right of use assets and lease liabilities on its Condensed Consolidated Statements of Financial Position, but is unable to provide quantitative impacts at this time.  Additionally, the Company expects to expand its disclosures around lease arrangements.  The Company expects to adopt the new accounting standard in the first quarter of 2019 and is currently evaluating the practical expedients that will be applied.
3. Revenue from Contracts with Customers
The Company generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services provided to them, and fees from clients. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which we act. Compensation from insurance and reinsurance companies includes fees for consulting and analytics services and fees and commissions for administrative and other services provided to or on behalf of insurers. Fees from clients for advice and consulting services are dependent on the extent and value of the services provided. Payment terms are consistent with current industry practices.

The Company recognizes revenue when control of the promised services are transfered to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, the Company allocates consideration based on their relative fair values.

Costs incurred by the Company in obtaining a contract are capitalized and amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. Certain contract related costs, including pre-placement brokerage costs, are capitalized as a cost to fulfill and are amortized on a systematic basis consistent with the transfer of services to which the asset relates, which is generally less than one year.

The Company has elected to apply practical expedients to not disclose the revenue related to unsatisfied performance obligations if 1) the contract has an original duration of 1 year or less, 2) the Company has recognized revenue for the amount in which it has the right to bill, and 3) the variable consideration is allocated entirely to an unsatisfied performance obligation which is recognized as a series of distinct goods or services that form a single performance obligation.

Disaggregation of Revenue
The following is a description of principal service lines from which the Company generates its revenue:
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  Revenue primarily includes insurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy (or policies), or over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.
Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Revenue primarily includes reinsurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy (or policies), or over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Revenue consists primarily of fees paid by clients for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements are typically recognized at a point-in-time upon completion of the service or over time to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For consulting arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the goods or services to the customer, utilizing an appropriate input or output measure. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues.
Health Solutions includes health and benefits brokerage and healthcare exchanges.  Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is typically recognized at the effective date of the underlying policy (or policies), or over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all five steps to recognize revenue have been met.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. For Data & Analytic Services arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the goods or services to the customer, utilizing an appropriate input or output measure.

The following table summarizes revenue from contracts with customers by principal service line (in millions):

Three months ended March 31, 2018
Commercial Risk Solutions	$1,184
Reinsurance Solutions	742
Retirement Solutions	424
Health Solutions	451
Data & Analytic Services	294
Elimination	(5)
Total revenue	$3,090
Consolidated Revenue by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

Three months ended March 31, 2018
United States	$1,116
Americas other than United States	237
United Kingdom	484
Europe, Middle East, & Africa other than United Kingdom	979
Asia Pacific	274
Total revenue	$3,090

Contract Costs

The Company recognizes an asset for costs incurred to fulfill a contract for costs that are specifically identified and relate to a contract or anticipated contract, generate or enhance resources used in satisfying the Company’s performance obligations, and are expected to be recovered. Assets recognized as costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, as well as other costs, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. The amortization is primarily included in Compensation and benefits on the Condensed Consolidated Statements of Income.

The changes in the net carrying amount of capitalized cost to fulfill contracts with customers are as follows (in millions):

Three months ended March 31, 2018
Balance at beginning of period	$298
Additions	370
Amortization	(432)
Impairment	—
Foreign currency translation and other	4
Balance at end of period	$240

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. The amortization is included in Compensation and benefits on the Condensed Consolidated Statements of Income.

The changes in the net carrying amount of capitalized cost to obtain contracts with customers are as follows (in millions):

Three months ended March 31, 2018
Balance at beginning of period	$145
Additions	8
Amortization	(10)
Impairment	—
Foreign currency translation and other	1
Balance at end of period	$144
4. Discontinued Operations
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
On May 1, 2017, the Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities, for a purchase price of $4.3 billion in cash paid at closing, subject to customary adjustments set forth in the Purchase Agreement, and deferred consideration of up to $500 million (the “Transaction”). Cash proceeds after customary adjustments and before taxes due were $4.2 billion.
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
The financial results of the Divested Business for the three months ended March 31, 2018 and 2017 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three months ended March 31
	2018	2017
Revenue
Total revenue	$—	$527
Expenses
Total operating expenses	3	470
Income (loss) from discontinued operations before income taxes	(3)	57
Income tax expense (benefit)	(1)	17
Income (loss) from discontinued operations excluding gain, net of tax	(2)	40
Gain on sale of discontinued operations, net of tax	8	—
Net income from discontinued operations	$6	$40
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. No depreciation or amortization expense was recognized during the three months ended March 31, 2018. Total operating expenses for the three months ended March 31, 2017 include $8 million of depreciation of fixed assets and $11 million of intangible asset amortization.
The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations.  Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. Cash and cash equivalents of discontinued operations at March 31, 2017 was $18 million. Total proceeds received for the sale of the divested business and taxes paid as a result of the sale are recognized on the

Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
5. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At March 31, 2018, Cash and cash equivalents and Short-term investments were $715 million compared to $1,285 million at December 31, 2017, a decrease of $570 million. Of the total balances, $102 million and $96 million was restricted as to its use at March 31, 2018 and December 31, 2017, respectively. Included within the March 31, 2018 and December 31, 2017 balances, respectively, was £42.7 million ($60.8 million at March 31, 2018 exchange rates and $57.1 million at December 31, 2017 exchange rates) of operating funds required to be held by the Company in the United Kingdom by the Financial Conduct Authority, a U.K.-based regulator, which were included in Short-term investments.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three months ended March 31
	2018	2017
Foreign currency remeasurement gain (loss)	$(16)	$(10)
Loss on disposal of business	(1)	(2)
Pension and other postretirement income	2	8
Equity earnings (losses)	1	6
Gain (loss) on financial instruments	—	(4)
Other	(1)	—
Total	$(15)	$(2)
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three months ended March 31
	2018	2017
Balance at beginning of period	$59	$56
Provision charged to Other general expenses	8	6
Accounts written off, net of recoveries	(3)	(3)
Foreign currency translation	1	2
Balance at end of period	$65	$61

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2018	December 31, 2017
Taxes receivable	$118	$114
Prepaid expenses	142	126
Receivables from the Divested Business (1)	6	28
Cost to fulfill contracts with customers (2)	240	—
Other	103	21
Total	$609	$289

(1)	Refer to Note 4 “Discontinued Operations” for additional information.

(2)	Refer to Note 3 “Revenue from Contracts with Customers” for additional information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2018	December 31, 2017
Investments	$58	$57
Taxes receivable	83	84
Cost to obtain contracts with customers (1)	144	—
Other	154	166
Total	$439	$307

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for additional information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2018	December 31, 2017
Deferred revenue (1)	$329	$311
Taxes payable (2)	164	139
Other	479	420
Total	$972	$870

(1)	During the three months ended March 31, 2018, $100 million was recognized in the Condensed Consolidated Statement of Income.

(2)	Includes a provisional estimate of $42 million for the current portion of the Transition Tax as of March 31, 2018 and December 31, 2017.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2018	December 31, 2017
Taxes payable (1)	$538	$529
Deferred revenue	56	49
Leases	156	153
Compensation and benefits	62	67
Other	293	304
Total	$1,105	$1,102
(1) Includes a provisional estimate of $222 million for the non-current portion of the Transition Tax as of March 31, 2018 and December 31, 2017.
7. Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed three acquisitions during the three months ended March 31, 2018 and seventeen acquisitions during the twelve months ended December 31, 2017. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Three months ended March 31, 2018
Cash	$26
Deferred and contingent consideration	3
Aggregate consideration transferred	$29

Assets acquired:
Receivables, net	2
Goodwill	12
Intangible assets, net	16
Other assets	3
Total assets acquired	33
Liabilities assumed:
Current liabilities	4
Total liabilities assumed	4
Net assets acquired	$29
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates.  The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2018 Acquisitions
On March 1, 2018, the Company completed the transaction to acquire the business and assets of the trade credit business of Niche International Business Proprietary Limited, a trade credit brokerage based in Johannesburg, South Africa.
On March 1, 2018, the Company completed the transaction to acquire Affinity Risk Partners (Brokers) Pty. Ltd., an insurance broker in Victoria, Australia.
On January 19, 2018, the Company completed the transaction to acquire substantially all of the assets of The Burchfield Group, a provider in pharmacy benefit consulting, auditing, and health plan compliance services based in the United States.

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
Dispositions
The Company completed no dispositions during the three months ended March 31, 2018 and three dispositions during the three months ended March 31, 2017.
Total pretax losses recognized were $1 million for the three months ended March 31, 2018 related to prior period transactions. Total pretax losses recognized were $2 million for the three months ended March 31, 2017. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.

8. Restructuring
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
From the inception of the Restructuring Plan through March 31, 2018, the Company has eliminated 3,123 positions and incurred total expenses of $571 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through March 31, 2018 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended March 31, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$33	$332	$118	$450
Technology rationalization (2)	10	43	87	130
Lease consolidation (2)	3	11	74	85
Asset impairments	1	27	23	50
Other costs associated with restructuring and separation (2) (3)	27	158	152	310
Total restructuring and related expenses	$74	$571	$454	$1,025

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

(2)
Contract termination costs included within Technology rationalization were $1 million for the three months ended March 31, 2018 and $2 million since inception. Contract termination costs included within Lease consolidations were $2 million for the three months ended March 31, 2018 and $10 million since inception. Contract termination costs included within Other costs associated with restructuring and separation were $4 million for the three months ended March 31, 2018 and $7 million since inception. Total estimated contract termination costs to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $80 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of March 31, 2018 are as follows (in millions):

Balance as of December 31, 2017	$186
Expensed	74
Cash payments	(98)
Foreign currency translation and other	(2)
Balance as of March 31, 2018	$160

9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in millions):

Balance as of December 31, 2017	$8,358
Goodwill related to current year acquisitions	12
Goodwill related to prior year acquisitions	4
Foreign currency translation and other	176
Balance as of March 31, 2018	$8,550
Other intangible assets by asset class are as follows (in millions):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,615	$1,496	$1,119	$2,550	$1,415	$1,135
Tradenames	1,052	589	463	1,047	533	514
Technology and other	426	346	80	416	332	84
Total	$4,093	$2,431	$1,662	$4,013	$2,280	$1,733
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
The estimated future amortization for finite lived intangible assets as of March 31, 2018 is as follows (in millions):

Remainder of 2018	$332
2019	430
2020	252
2021	151
2022	101
Thereafter	396
Total	$1,662
10. Debt
Notes
On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and were repaid in full.
Revolving Credit Facilities
As of March 31, 2018, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”).
Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2018, Aon did not have borrowings under the 2021 Facility or the 2022 Facility, and was in compliance with all covenants contained therein during the three months ended March 31, 2018.

Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. program and €300 million under the European program , not to exceed the amount of committed credit, which was $1.3 billion at March 31, 2018. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	March 31, 2018	December 31, 2017
Commercial paper outstanding	$399	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions except percentages):

	Three months ended March 31
	2018	2017
Weighted average commercial paper outstanding	$125	$367
Weighted average interest rate of commercial paper outstanding	(0.50)%	0.12%
11. Income Taxes
The effective tax rate on net income from continuing operations was 15.9% for the three months ended March 31, 2018. The effective tax rate on net income from continuing operations was 0.1% for the three months ended March 31, 2017. For the three months ended March 31, 2018, the tax rate was primarily driven by the geographical distribution of income, changes to tax laws as a result of the Tax Cuts and Jobs Act (“U.S. Tax Reform”), and certain discrete items including the impact of share-based payments and the recognition of previously unrecognized tax benefits related to the statute of limitations expiration following an audit. For the three months ended March 31, 2017, the tax rate was primarily driven by the geographical distribution of income, including the estimated impact of the Restructuring Program and accelerated amortization of tradenames, and the impact of share-based payments.
On December 22, 2017, U.S. Tax Reform was enacted which significantly changed U.S. corporate income tax laws. Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform in the period of enactment. SAB 118 allowed registrants to record provisional amounts during a one year measurement period.

In the fourth quarter of 2017, a net provisional charge of $345 million was recorded which included the transition tax, the re-measurement of existing deferred tax balances, as well as local country income taxes, state income taxes and withholding taxes expected to be due upon repatriation of the earnings subject to the transition tax. In addition, the Company was unable to estimate the allocation between continuing and discontinued operations of the tax benefit from foreign tax credits generated in 2017 and related valuation allowance release. In the first quarter of 2018, the Company continued to analyze the impacts of U.S. Tax Reform and did not record any significant adjustments to its provisional estimates. The Company will finalize the provisional estimates by the end of 2018 after completing its reviews, analyzing guidance issued during the measurement period, and evaluating the local tax rules where the Company has pools of undistributed earnings within our complex legal entity structure.

12. Shareholders’ Equity
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
In the three months ended March 31, 2018, the Company repurchased 3.9 million shares at an average price per share of $140.94, for a total cost of approximately $550 million and recorded an additional $2.8 million of costs associated with the repurchases to retained earnings. In the three months ended March 31, 2017, the Company repurchased 1.1 million shares at an average price per share of $114.46 for a total cost of approximately $125 million and recorded an additional $0.6 million of costs associated with the repurchases to retained earnings.
At March 31, 2018, the remaining authorized amount for share repurchase under the Repurchase Program was $4.9 billion. Under the Repurchase Program, the Company has repurchased a total of 112.1 million shares for an aggregate cost of approximately $10.1 billion.

Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three months ended March 31
	2018	2017
Basic weighted average ordinary shares outstanding	248.5	264.8
Dilutive effect of potentially issuable shares	1.7	2.2
Diluted weighted average ordinary shares outstanding	250.2	267.0
Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were 0.1 million shares excluded from the calculation for the three months ended March 31, 2018 and no shares excluded from the calculation for the three months ended March 31, 2017.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Post-Retirement Benefit Obligation (2)	Total
Balance at December 31, 2017	$(25)	$(879)	$(2,592)	$(3,496)
Adoption of new accounting guidance (3)	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income before reclassifications, net	11	244	22	277
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive income	4	—	34	38
Tax expense	(1)	—	(8)	(9)
Amounts reclassified from accumulated other comprehensive income, net	3	—	26	29
Net current period other comprehensive income	14	244	48	306
Balance at March 31, 2018	$(12)	$(635)	$(2,544)	$(3,191)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense), Other general expenses, and Compensation and benefits. See Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense).

(3)	Refer to Note 2 “Accounting Principles and Practices” for further information.
13. Employee Benefits
The following table provides the components of the net periodic cost (benefit) recognized in the Condensed Consolidated Statements of Income for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three months ended March 31
	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	29	30	25	24	7	6
Expected return on plan assets, net of administration expenses	(51)	(48)	(36)	(35)	(12)	(11)
Amortization of net actuarial loss	8	7	15	13	3	3
Net periodic cost (benefit)	(14)	(11)	4	2	(2)	(2)
Loss on pension settlement	7	—	—	—	—	—
Total net periodic cost (benefit)	$(7)	$(11)	$4	$2	$(2)	$(2)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer will close during 2018. In total for 2018, lump sum payments from plan assets of £48 million ($68 million using March 31, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the first quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £44 million ($63 million using March 31, 2018 exchange rates) as well as a non-cash settlement charge of £5 million ($7 million using average March 31, 2018 exchange rate) in the first quarter of 2018. Additional non-cash settlement charges are expected in 2018.

Contributions
The Company expects to make cash contributions of approximately $92 million, $63 million, and $22 million, based on exchange rates as of December 31, 2017, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2018.  During the three months ended March 31, 2018, cash contributions of $23 million, $17 million, and $8 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
During the three months ended March 31, 2017, cash contributions of $16 million, $13 million, and $2 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended March 31
	2018	2017
Restricted share units (“RSUs”)	$58	$55
Performance share awards (“PSAs”)	16	19
Employee share purchase plans	3	4
Total share-based compensation expense	$77	$78
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	2018		2017
	Shares	Fair Value at Date of Grant	Shares	Fair Value at Date of Grant
Non-vested at beginning of period	4,849	$104	6,195	$89
Granted	505	144	614	119
Vested	(806)	101	(960)	90
Forfeited	(63)	105	(50)	91
Non-vested at end of period	4,485	$109	5,799	$92
Unamortized deferred compensation expense amounted to $352 million as of March 31, 2018, with a remaining weighted-average amortization period of approximately 2.0 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share related performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of Aon plc ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Condensed Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.

Information as of March 31, 2018 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	March 31, 2018	December 31, 2017	December 31, 2016
Target PSAs granted during period	561	548	750
Weighted average fair value per share at date of grant	$135	$114	$100
Number of shares that would be issued based on current performance levels	561	942	745
Unamortized expense, based on current performance levels	$75	$68	$19
15. Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers or other transactions denominated in a currency that differs from its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Foreign exchange contracts
Accounted for as hedges	$758	$701	$45	$31	$1	$3
Not accounted for as hedges (3)	329	254	1	1	1	3
Total	$1,087	$955	$46	$32	$2	$6

(1)
Included within Other current assets ($13 million at March 31, 2018 and $9 million at December 31, 2017) or Other non-current assets ($33 million at March 31, 2018 and $23 million at December 31, 2017).

(2)
Included within Other current liabilities ($1 million at March 31, 2018 and $3 million at December 31, 2017) or Other non-current liabilities ($1 million at March 31, 2018 and $3 million at December 31, 2017).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	$14	$6

Location of future reclassification from Accumulated Other Comprehensive Loss
Compensation and benefits	$—	$8
Other general expenses	$4	$1
Other income (expense)	$10	$(3)
The amounts of derivative gains (loss) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income (effective portion) are as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Compensation and benefits	$1	$13
Other general expenses	(1)	(1)
Interest expense	(1)	—
Other income (expense)	(3)	(2)
Total	$(4)	$10
The Company estimates that approximately $2 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2018 and 2017 was insignificant.
During the three months ended March 31, 2018, the Company recorded a gain of $9 million in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three months ended March 31, 2017, the Company recorded a gain of $1 million in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
Net Investments in Foreign Operations Risk Management
The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. In 2016, the Company designated a portion of its Euro-denominated commercial paper issuances as a non-derivative hedge of the foreign currency exposure of a net investment in its European operations. The change in fair value of the designated portion of the Euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive loss, to the extent it is effective as a hedge. The foreign currency translation adjustment of the hedged net investments that is also recorded in Accumulated other comprehensive loss. Ineffective portions of net investment hedges, if any, are reclassified from Accumulated other comprehensive loss into earnings during the period of change.
As of March 31, 2018, the Company has €220 million ($274 million at March 31, 2018 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of March 31, 2018, the unrealized loss recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $3 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three months ended March 31, 2018 and 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three months ended March 31, 2018 and 2017.

16. Fair Value Measurements and Financial Instruments
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
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves, and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains an understanding of the models, inputs, and assumptions used in developing prices provided by its vendors through discussions with the fund managers. The Company independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates used in the Condensed Consolidated Financial Statements.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,502	$1,502	$—	$—
Other investments:
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives: (2)
Gross foreign exchange contracts	$54	$—	$54	$—
Liabilities:
Derivatives: (2)
Gross foreign exchange contracts	$8	$—	$8	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,847	$1,847	$—	$—
Other investments:
Government bonds	$1	$—	$1	$—
Equity investments	$4	$—	$4	$—
Derivatives: (2)
Gross foreign exchange contracts	$33	$—	$33	$—
Liabilities:
Derivatives: (2)
Gross foreign exchange contracts	$6	$—	$6	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three months ended March 31, 2018 or 2017. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2018 or 2017, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$299	$301
Long-term debt	$5,697	$6,077	$5,667	$6,267

17. Commitments and Contingencies
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
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($64 million at March 31, 2018 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($100 million at March 31, 2018 exchange rates). In February 2018, the claimants instructed new lawyers and notified Aon that the claimants intend to add their previous lawyers as defendants to the Aon lawsuit. Claimants will allege that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High

Court and Court of Appeal proceedings. The addition of the new parties will delay any potential trial until 2019. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes.  LPC claims damages of approximately NZD 184 million ($134 million at March 31, 2018 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($385 million at March 31, 2018 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of March 31, 2018, the undiscounted maximum potential future payments under the lease guarantee is $97 million, with an estimated fair value of $22 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2018.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of March 31, 2018, the undiscounted maximum potential future payments under the performance guarantees were $206 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2018.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $117 million at March 31, 2018, compared to $96 million at December 31, 2017. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $68 million at March 31, 2018 compared to $95 million at December 31, 2017.
18. Segment Information
The Company operates as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one Segment: Aon United.
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
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed on the Condensed Consolidated Statements of Income.
19. Guarantee of Registered Securities
As described in Note 17 “Commitments and Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corporation Notes”). Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corporation Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.25% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027, and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). All guarantees of Aon Corporation are full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth Condensed Consolidating Statements of Income for the three months ended March 31, 2018 and 2017, Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of March 31, 2018 and December 31, 2017, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017 in accordance with Rule 3-10 of

Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three months ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$3,090	$—	$3,090
Expenses
Compensation and benefits	19	1	1,596	—	1,616
Information technology	—	—	115	—	115
Premises	—	—	93	—	93
Depreciation of fixed assets	—	—	39	—	39
Amortization and impairment of intangible assets	—	—	110	—	110
Other general expenses	1	—	317	—	318
Total operating expenses	20	1	2,270	—	2,291
Operating income (loss)	(20)	(1)	820	—	799
Interest income	—	14	—	(10)	4
Interest expense	(49)	(24)	(7)	10	(70)
Intercompany interest income (expense)	4	(128)	124	—	—
Intercompany other income (expense)	(71)	(5)	76	—	—
Other income (expense)	(7)	(6)	(5)	3	(15)
Income (loss) from continuing operations before income taxes	(143)	(150)	1,008	3	718
Income tax expense (benefit)	(16)	(27)	157	—	114
Net income (loss) from continuing operations	(127)	(123)	851	3	604
Income from discontinued operations, net of tax	—	—	6	—	6
Net income (loss) before equity in earnings of subsidiaries	(127)	(123)	857	3	610
Equity in earnings of subsidiaries, net of tax	718	704	581	(2,003)	—
Net income	591	581	1,438	(2,000)	610
Less: Net income attributable to noncontrolling interests	—	—	16	—	16
Net income attributable to Aon shareholders	$591	$581	$1,422	$(2,000)	$594

Condensed Consolidating Statement of Income

	Three months ended March 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,381	$—	$2,381
Expenses
Compensation and benefits	52	3	1,414	—	1,469
Information technology	—	—	88	—	88
Premises	—	—	84	—	84
Depreciation of fixed assets	—	—	54	—	54
Amortization and impairment of intangible assets	—	—	43	—	43
Other general expenses	5	2	301	—	308
Total operating expenses	57	5	1,984	—	2,046
Operating income (loss)	(57)	(5)	397	—	335
Interest income	—	6	(2)	(2)	2
Interest expense	(45)	(24)	(3)	2	(70)
Intercompany interest income (expense)	3	(136)	133	—	—
Intercompany other income (expense)	(50)	7	43	—	—
Other income (expense)	(10)	9	(9)	8	(2)
Income (loss) from continuing operations before income taxes	(159)	(143)	559	8	265
Income tax expense (benefit)	(14)	(54)	68	—	—
Net income (loss) from continuing operations	(145)	(89)	491	8	265
Income from discontinued operations, net of tax	—	—	40	—	40
Net income (loss) before equity in earnings of subsidiaries	(145)	(89)	531	8	305
Equity in earnings of subsidiaries, net of tax	428	271	182	(881)	—
Net income	283	182	713	(873)	305
Less: Net income attributable to noncontrolling interests	—	—	14	—	14
Net income attributable to Aon shareholders	$283	$182	$699	$(873)	$291

Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$591	$581	$1,438	$(2,000)	$610
Less: Net income attributable to noncontrolling interests	—	—	16	—	16
Net income attributable to Aon shareholders	591	581	1,422	(2,000)	594
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	11	—	14
Foreign currency translation adjustments	—	—	250	(3)	247
Postretirement benefit obligation	—	11	37	—	48
Total other comprehensive income	—	14	298	(3)	309
Equity in other comprehensive income of subsidiaries, net of tax	309	285	299	(893)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income attributable to Aon shareholders	309	299	594	(896)	306
Comprehensive income attributable to Aon shareholders	$900	$880	$2,016	$(2,896)	$900
Condensed Consolidating Statement of Comprehensive Income

	Three months ended March 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$283	$182	$713	$(873)	$305
Less: Net income attributable to noncontrolling interests	—	—	14	—	14
Net income attributable to Aon shareholders	283	182	699	(873)	291
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(2)	—	—	(2)
Foreign currency translation adjustments	—	—	155	(8)	147
Postretirement benefit obligation	—	8	10	—	18
Total other comprehensive income	—	6	165	(8)	163
Equity in other comprehensive income of subsidiaries, net of tax	170	164	170	(504)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	1	—	1
Total other comprehensive income attributable to Aon shareholders	170	170	334	(512)	162
Comprehensive income attributable to Aon shareholders	$453	$352	$1,033	$(1,385)	$453

Condensed Consolidating Statement of Financial Position

	As of March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$2,603	$640	$(2,646)	$597
Short-term investments	—	1	117	—	118
Receivables, net	—	1	3,052	—	3,053
Fiduciary assets	—	—	10,738	—	10,738
Current intercompany receivables	186	2,355	10,953	(13,494)	—
Other current assets	1	19	589	—	609
Total Current Assets	187	4,979	26,089	(16,140)	15,115
Goodwill	—	—	8,550	—	8,550
Intangible assets, net	—	—	1,662	—	1,662
Fixed assets, net	—	—	578	—	578
Deferred tax assets	99	391	57	(251)	296
Non-current intercompany receivables	426	261	8,247	(8,934)	—
Prepaid pension	—	6	1,201	—	1,207
Other non-current assets	1	32	406	—	439
Investment in subsidiary	10,406	19,124	1,311	(30,841)	—
TOTAL ASSETS	$11,119	$24,793	$48,101	$(56,166)	$27,847

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$896	$12	$3,283	$(2,646)	$1,545
Short-term debt and current portion of long-term debt	374	26	3	—	403
Fiduciary liabilities	—	—	10,738	—	10,738
Current intercompany payables	262	12,098	1,134	(13,494)	—
Other current liabilities	—	65	907	—	972
Total Current Liabilities	1,532	12,201	16,065	(16,140)	13,658
Long-term debt	4,282	1,414	1	—	5,697
Deferred tax liabilities	—	—	494	(251)	243
Pension, other postretirement and other post-employment liabilities	—	1,365	394	—	1,759
Non-current intercompany payables	—	8,412	522	(8,934)	—
Other non-current liabilities	4	90	1,011	—	1,105
TOTAL LIABILITIES	5,818	23,482	18,487	(25,325)	22,462

TOTAL AON SHAREHOLDERS’ EQUITY	5,301	1,311	29,530	(30,841)	5,301
Noncontrolling interests	—	—	84	—	84
TOTAL EQUITY	5,301	1,311	29,614	(30,841)	5,385
TOTAL LIABILITIES AND EQUITY	$11,119	$24,793	$48,101	$(56,166)	$27,847

Condensed Consolidating Statement of Financial Position

	As of December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1	$2,524	$793	$(2,562)	$756
Short-term investments	—	355	174	—	529
Receivables, net	—	2	2,476	—	2,478
Fiduciary assets	—	—	9,625	—	9,625
Current intercompany receivables	165	1,046	10,824	(12,035)	—
Other current assets	1	29	259	—	289
Total Current Assets	167	3,956	24,151	(14,597)	13,677
Goodwill	—	—	8,358	—	8,358
Intangible assets, net	—	—	1,733	—	1,733
Fixed assets, net	—	—	564	—	564
Deferred tax assets	99	396	143	(249)	389
Non-current intercompany receivables	414	261	8,232	(8,907)	—
Prepaid pension	—	6	1,054	—	1,060
Other non-current assets	1	35	271	—	307
Investment in subsidiary	8,884	17,910	20	(26,814)	—
TOTAL ASSETS	$9,565	$22,564	$44,526	$(50,567)	$26,088

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$574	$36	$3,913	$(2,562)	$1,961
Short-term debt and current portion of long-term debt	—	—	299	—	299
Fiduciary liabilities	—	—	9,625	—	9,625
Current intercompany payables	130	11,149	756	(12,035)	—
Other current liabilities	16	64	790	—	870
Total Current Liabilities	720	11,249	15,383	(14,597)	12,755
Long-term debt	4,251	1,415	1	—	5,667
Deferred tax liabilities	—	—	376	(249)	127
Pension, other postretirement and other post-employment liabilities	—	1,391	398	—	1,789
Non-current intercompany payables	—	8,398	509	(8,907)	—
Other non-current liabilities	11	91	1,000	—	1,102
TOTAL LIABILITIES	4,982	22,544	17,667	(23,753)	21,440

TOTAL AON SHAREHOLDERS’ EQUITY	4,583	20	26,794	(26,814)	4,583
Noncontrolling interests	—	—	65	—	65
TOTAL EQUITY	4,583	20	26,859	(26,814)	4,648
TOTAL LIABILITIES AND EQUITY	$9,565	$22,564	$44,526	$(50,567)	$26,088

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$(21)	$626	$277	$(742)	$140
Cash provided by operating activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(21)	626	277	(742)	140

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	10	7	—	17
Payments for investments	(1)	(5)	(6)	1	(11)
Net purchases of short-term investments - non-fiduciary	—	355	60	—	415
Acquisition of businesses, net of cash acquired	—	—	(29)	—	(29)
Sale of businesses, net of cash sold	—	—	(1)	—	(1)
Capital expenditures	—	—	(45)	—	(45)
Cash provided by (used for) investing activities - continuing operations	(1)	360	(14)	1	346
Cash used for investing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(1)	360	(14)	1	346

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(569)	—	—	—	(569)
Advances from (to) affiliates	418	(933)	(142)	657	—
Issuance of shares for employee benefit plans	(109)	—	—	—	(109)
Issuance of debt	431	375	2	—	808
Repayment of debt	(61)	(349)	(294)	—	(704)
Cash dividends to shareholders	(89)	—	—	—	(89)
Noncontrolling interests and other financing activities	—	—	—	—	—
Cash provided by (used for) financing activities - continuing operations	21	(907)	(434)	657	(663)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	21	(907)	(434)	657	(663)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	18	—	18
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1)	79	(153)	(84)	(159)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1	2,524	793	(2,562)	756
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$2,603	$640	$(2,646)	$597

Condensed Consolidating Statement of Cash Flows

	Three months ended March 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Cash provided by (used for) operating activities - continuing operations	$(28)	$1,117	$533	$(1,440)	$182
Cash provided by operating activities - discontinued operations	—	—	58	—	58
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	(28)	1,117	591	(1,440)	240

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments	—	565	4	(544)	25
Payments for investments	—	(4)	(546)	541	(9)
Net sales of short-term investments - non-fiduciary	—	94	—	—	94
Acquisition of businesses, net of cash acquired	—	—	(46)	—	(46)
Sale of businesses, net of cash sold	—	—	(2)	—	(2)
Capital expenditures	—	—	(34)	—	(34)
Cash provided by (used for) investing activities - continuing operations	—	655	(624)	(3)	28
Cash used for investing activities - discontinued operations	—	—	(15)	—	(15)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	655	(639)	(3)	13

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(126)	—	—	—	(126)
Advances from (to) affiliates	290	(1,990)	(17)	1,717	—
Issuance of shares for employee benefit plans	(85)	—	—	—	(85)
Issuance of debt	457	535	—	—	992
Repayment of debt	(421)	(525)	(4)	—	(950)
Cash dividends to shareholders	(87)	—	—	—	(87)
Noncontrolling interests and other financing activities	—	—	(2)	—	(2)
Cash provided by (used for) financing activities - continuing operations	28	(1,980)	(23)	1,717	(258)
Cash used for financing activities - discontinued operations	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	28	(1,980)	(23)	1,717	(258)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	25	—	25
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(208)	(46)	274	20
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR(1)	—	1,633	660	(1,862)	431
CASH AND CASH EQUIVALENTS AT END OF PERIOD(2)	$—	$1,425	$614	$(1,588)	$451

(1)	Includes $5 million of discontinued operations at December 31, 2016.

(2)	Includes $18 million of discontinued operations at March 31, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2018 FINANCIAL RESULTS
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
Financial Results
In the first quarter of 2018, Aon adopted new accounting guidance related to the treatment of revenue from contracts with customers that was applied prospectively on the U.S. GAAP financial statements and therefore comparable periods have not been restated.  Refer to Note 2 “Accounting Principles and Practices” for further information surrounding the quantitative and qualitative impacts of adopting ASC 606.
The following is a summary of our first quarter of 2018 financial results from continuing operations on a reported basis:

•
For the first quarter of 2018, revenue increased 30%, or $709 million, to $3.1 billion compared to the prior year period due primarily to a 17% increase related to the adoption of the new revenue recognition standard in 2018, 5% increase related to acquisitions, net of divestitures, a 5% favorable impact from foreign currency exchange rates, and organic revenue growth of 3%.

•
Operating expenses for the first quarter of 2018 were $2.3 billion compared to the prior year period. The increase was due primarily to a $65 million increase related to the adoption of the new revenue recognition standard in 2018, a $99 million unfavorable impact from foreign currency translation, a $66 million increase in operating expenses related to acquisitions, net of divestitures, $54 million of accelerated amortization related to tradenames, and an increase in expense associated with 3% organic revenue growth, partially offset by a $70 million decrease in restructuring charges and $52 million of savings related to restructuring and other operational improvement initiatives.

•
Operating margin increased to 25.9% in the first quarter of 2018 from 14.1% in the prior year period, including an increase of 860 basis points resulting from adoption of the new revenue recognition standard in 2018. The underlying increase was driven by organic revenue growth of 3% and strong core operational improvement, partially offset by an increase in expense due to the factors listed above.

•	Due to the factors set forth above, net income from continuing operations increased $339 million, or 128%, to $604 million for the first quarter of 2018 compared to the prior year period.

•
Diluted earnings per share from continuing operations was $2.35 per share for the first quarter of 2018 compared to $0.94 per share for the prior year period, including an increase of $1.06 per share resulting from the adoption of the new revenue recognition standard.

•
Cash flow provided by operating activities was $140 million for the first three months of 2018, a decrease of $42 million from the prior year period. The decrease was driven primarily by a $67 million increase in cash restructuring payments, partially offset by operational improvement.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. The following is our measure of performance against these four metrics from continuing operations for the first quarter of 2018:

•	Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 3% for the first quarter of 2018.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 31.8% for the first quarter of 2018 compared to 21.9% in the prior year period. The increase primarily reflects the adoption of the new revenue recognition standard in 2018, incremental restructuring savings, and strong core performance.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.97 per share for the first quarter of 2018 compared to $1.45 per share in the prior year period.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first three months of 2018 by $53 million, or 36% from the prior year period, to $95 million, driven by a decrease of $42 million in cash flow from operations and an increase of $11 million in capital expenditures, including investments in our operating model.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
In the first quarter of 2018, Aon adopted new accounting guidance related to the treatment of revenue from contracts with customers that was applied prospectively on the U.S. GAAP financial statements and therefore comparable periods have not been restated.  Refer to Note 2 “Accounting Principles and Practices” for further information surrounding the quantitative and qualitative impacts of adopting ASC 606.
Our consolidated results are as follow (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue
Total revenue	$3,090	$2,381
Expenses
Compensation and benefits	1,616	1,469
Information technology	115	88
Premises	93	84
Depreciation of fixed assets	39	54
Amortization and impairment of intangible assets	110	43
Other general expenses	318	308
Total operating expenses	2,291	2,046
Operating income	799	335
Interest income	4	2
Interest expense	(70)	(70)
Other income (expense)	(15)	(2)
Income from continuing operations before income taxes	718	265
Income taxes	114	—
Net income from continuing operations	604	265
Income from discontinued operations, net of tax	6	40
Net income	610	305
Less: Net income attributable to noncontrolling interests	16	14
Net income attributable to Aon shareholders	$594	$291
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.35	$0.94
Discontinued operations	0.02	0.15
Net income	$2.37	$1.09
Weighted average ordinary shares outstanding - diluted	250.2	267.0
Revenue
Total revenue increased by 30%, or $709 million, in the first quarter of 2018 compared to the first quarter of 2017. This change reflects 17% related to adoption of the new revenue recognition standard in 2018, a 5% increase related to acquisitions, net of divestitures, a 5% favorable impact from foreign currency exchange rates, and 3% organic revenue growth.

Commercial Risk Solutions organic revenue growth was 4% in the first quarter of 2018 driven by strong growth globally across most geographies, highlighted by particular strength in the Americas and EMEA regions, driven by double-digit new business generation and strong management of the renewal book portfolio.
Reinsurance Solutions organic revenue growth was 6% in the first quarter of 2018 compared to the prior year period driven by strong growth across every major product line, including particular strength in treaty placements driven by net new business generation and a modest favorable market impact, as well as growth in both facultative placements and capital markets transactions.
Retirement Solutions organic revenue growth was flat in the first quarter of 2018 compared to the first quarter of 2017 driven by growth in investment consulting, primarily for delegated investment management, and in the talent practice for assessment services, offset by a modest decline in project-related work and an unfavorable impact from the timing of certain revenue.
Health Solutions organic revenue growth was flat in the first quarter of 2018 compared to the first quarter of 2017 driven by solid growth in health and benefits brokerage, highlighted by strong growth across Asia and the EMEA region, offset by a decline in project-related work that benefited the prior year period in the health care exchange business.
Data & Analytic Services organic revenue growth was 1% in the first quarter of 2018 compared to the prior year period driven by continued solid growth across core Affinity, with particular strength in the U.S., offset by unfavorable impacts from certain client contracts that were anticipated.
Compensation and Benefits
Compensation and benefits increased $147 million, or 10%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily driven by a $65 million increase related to adoption of the new revenue recognition standard in 2018, a $78 million unfavorable impact from foreign currency translation, a $51 million increase in expenses related to acquisitions, net of divestitures, a $12 million increase in expense related to certain hedging programs, and an increase in expense associated with 3% organic revenue growth, partially offset by a $70 million decrease in restructuring costs and $50 million of incremental savings related to restructuring and other operational improvement initiatives.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $27 million, or 31%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily driven by a $5 million increase in expenses related to acquisitions, net of divestitures, a $7 million increase in restructuring costs, a $3 million unfavorable impact from foreign currency translation, and investments in growth.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $9 million, or 11%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily driven by a $5 million unfavorable impact from foreign currency translation and a $3 million increase related to acquisitions, net of divestitures, partially offset by $2 million of incremental savings related to restructuring and other operational improvement initiatives.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $15 million, or 28%, in the first quarter of 2018 compared to the first quarter of 2017. This decrease was primarily driven by a $12 million decrease in restructuring costs related to fixed asset write-offs.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles increased $67 million, or 156%, in the first quarter of 2018 compared to the first quarter of 2017 due to $54 million of accelerated amortization related to tradenames and an increase in intangible asset amortization from previous acquisitions.
Other General Expenses
Other general expenses in the first quarter of 2018 increased $10 million, or 3%, compared to the first quarter of 2017 due primarily to a $5 million increase in operating expenses related to acquisitions, net of divestitures, a $9 million unfavorable impact from foreign currency translation, and a $5 million increase in restructuring costs, partially offset by expense discipline.

Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the first quarter of 2018, interest income was $4 million, compared to $2 million during the prior year period, due to modestly higher cash balances compared to the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $70 million during the first quarter of 2018, similar to $70 million for the prior year period.
Other Income (Expense)
Other expense was $15 million for the first quarter of 2018, compared to other expense of $2 million for the first quarter of 2017. Other expense for the first quarter of 2018 primarily includes $16 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other expense of $2 million in the first quarter of 2017 primarily includes losses due to unfavorable impact of exchange rates on the remeasurement of monetary assets and liabilities in non-functional currencies, partially offset by pension and other postretirement income.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the first quarter of 2018 was $718 million, a 171% increase from $265 million in the first quarter of 2017.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 15.9% and 0.1% for the first quarters of 2018 and 2017, respectively. For the three months ended March 31, 2018, the tax rate was primarily driven by the geographical distribution of income, changes to tax laws as a result of U.S. Tax Reform, and certain discrete items including the impact of share-based payments and the recognition of previously unrecognized tax benefits related to the statute of limitations expiration following an audit. For the three months ended March 31, 2017, the tax rate was primarily driven by the geographical distribution of income, including the estimated impact of the Restructuring Program and accelerated amortization of tradenames related thereto, and the impact of share-based payments.
Income from Discontinued Operations, Net of Tax
Income from discontinued operations, net of tax, decreased $34 million in the first quarter of 2018 as compared to the prior year period as a result of the execution of the sale of the Divested Business on May 2, 2017.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the three months ended March 31, 2018 increased to $594 million, or $2.37 per diluted share, from $291 million, or $1.09 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, acquisitions, divestitures, transfers between subsidiaries, and fiduciary investment income.  This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	% Change	Revenue Recognition (1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Revenue
Commercial Risk Solutions	$1,184	$984	20%	—%	6%	—%	10%	4%
Reinsurance Solutions	742	371	100	89	4	—	1	6
Retirement Solutions	424	386	10	—	6	—	4	—
Health Solutions	451	372	21	16	4	—	1	—
Data & Analytic Services	294	268	10	2	4	—	3	1
Elimination	(5)	—	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,090	$2,381	30%	17%	5%	—%	5%	3%

(1)	Revenue Recognition represents the impact of Aon’s adoption of new revenue recognition standard, effective for Aon in the first quarter of 2018.

(2)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(3)	Fiduciary investment income for the three months ended March 31, 2018 and 2017, respectively, was $10 million and $6 million.

(4)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, acquisitions, divestitures, transfers between business units, and fiduciary investment income.

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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue from continuing operations	$3,090	$2,381

Operating income from continuing operations - as reported	$799	$335
Amortization and impairment of intangible assets	110	43
Restructuring	74	144
Operating income income from continuing operations - as adjusted	$983	$522

Operating margin from continuing operations - as reported	25.9%	14.1%
Operating margin from continuing operations - as adjusted	31.8%	21.9%

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$799	$184	$983
Interest income	4	—	4
Interest expense	(70)	—	(70)
Other income (expense) (1)	(15)	7	(8)
Income before income taxes from continuing operations	718	191	909
Income taxes (2)	114	36	150
Net income from continuing operations	604	155	759
Income from discontinued operations, net of tax (3)	6	(8)	(2)
Net income	610	147	757
Less: Net income attributable to noncontrolling interests	16	—	16
Net income attributable to Aon shareholders	$594	$147	$741

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$2.35	0.62	$2.97
Discontinued operations	0.02	(0.03)	(0.01)
Net income	$2.37	$0.59	$2.96

Weighted average ordinary shares outstanding - diluted	250.2	—	250.2
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	15.9%		16.5%
Discontinued Operations - U.S. GAAP	17.2%		46.5%

	Three Months Ended March 31, 2017
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$335	$187	$522
Interest income	2	—	2
Interest expense	(70)	—	(70)
Other income (expense)	(2)	—	(2)
Income before income taxes from continuing operations	265	187	452
Income taxes (2)	—	50	50
Net income from continuing operations	265	137	402
Income from discontinued operations, net of tax (3)	40	8	48
Net income	305	145	450
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$291	$145	$436

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.94	0.51	$1.45
Discontinued operations	0.15	0.03	0.18
Net income	$1.09	$0.54	$1.63

Weighted average ordinary shares outstanding - diluted	267.0	—	267.0
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	0.1%		13.3%
Discontinued Operations - U.S. GAAP	29.8%		29.4%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $7 million for three months ended March 31, 2018.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, accelerated tradename amortization, and non-cash pension settlement charges, which are adjusted at the related jurisdictional rate.  In addition, tax expense excludes adjustments to the provisional estimates of the impact of US Tax Reform recorded pursuant to SAB 118.

(3)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $8 million for the three months ended March 31, 2018 and $11 million of intangible asset amortization for the three months ended March 31, 2017. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.

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

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Provided by Continuing Operating Activities	$140	$182
Capital Expenditures Used for Continuing Operations	(45)	(34)
Free Cash Flow Provided By Continuing Operations	$95	$148
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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a $0.16 impact on net income per diluted share during the three months ended March 31, 2018. Currency fluctuations had no impact on net income per diluted share during the three months ended March 31, 2017, when 2016 results were translated at 2017 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had $0.19 on adjusted net income per diluted share during the three months ended March 31, 2018. Currency fluctuations had a $0.01 unfavorable impact on adjusted net income per diluted share during the three months ended March 31, 2017, when 2016 results were translated at 2017 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Condensed Consolidated Financial Statements.
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
Financial Conduct Authority
The FCA is conducting a market study to assess how effectively competition is working in the wholesale insurance broker sector in the UK in which Aon, through its subsidiaries, participates. The FCA has indicated that the purpose of a market study is to assess the extent to which the market is working well in the interests of customers and to identify features of the market that may impact competition.  Depending on the study’s findings, the FCA may require remedies in order to correct any features found to be preventing, restricting, or distorting competition. The study is in its early stages and we are unable to estimate the impact, if any, on Aon’s business at this time.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity.  Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity available under our credit facility.  Our primary uses of liquidity are operating expenses, restructuring activities, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and short-term investments of $4.1 billion and $3.7 billion at March 31, 2018 and December 31, 2017, respectively, and fiduciary receivables of $6.7 billion and $5.9 billion at March 31, 2018 and December 31, 2017, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.

We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2018, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
As of March 31, 2018, our investments in money market funds had a fair value of $1.5 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2018 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$597	$—	$2,680	$3,277
Money market funds	—	118	1,384	1,502
Cash and short-term investments	597	118	4,064	4,779
Fiduciary receivables	—	—	6,674	6,674
Total	$597	$118	$10,738	$11,453
Cash and cash equivalents decreased $159 million in 2018. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash provided by operating activities - continuing operations	$140	$182
Cash provided by investing activities - continuing operations	$346	$28
Cash used for financing activities - continuing operations	$(663)	$(258)
Net cash flows from discontinued operations	$—	$43
Effect of exchange rates changes on cash and cash equivalents	$18	$25
Operating Activities
Net cash provided by operating activities for continuing operations during the three months ended March 31, 2018 decreased $42 million, or 23%, from the prior year period to $140 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, and amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $48 million for the three months ended March 31, 2018, as compared to $31 million for the three months ended March 31, 2017. For the remainder of 2018, we expect to contribute approximately $129 million in cash to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,025 million through the end of the plan, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $85 million in real estate consolidation costs, $50 million in non-cash asset impairments, and $310 million in other costs including certain separation costs associated with the sale of the Divested Business. We estimate that our annualized savings from the Restructuring Plan will be approximately $450 million by the end of 2019.
From the inception of the Restructuring Plan through March 31, 2018, the Company has eliminated 3,123 positions and a total of $571 million of restructuring and related separation charges have been incurred.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following summarizes restructuring and separation costs by type that have been incurred through March 31, 2018 and are estimated to be incurred through the end of the Restructuring Plan. Estimated costs may be revised in future periods as these assumptions are updated (in millions):

	Three months ended March 31, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$33	$332	$118	$450
Technology rationalization (2)	10	43	87	130
Lease consolidation (2)	3	11	74	85
Asset impairments	1	27	23	50
Other costs associated with restructuring and separation (2) (3)	27	158	152	310
Total restructuring and related expenses	$74	$571	$454	$1,025

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended March 31, 2018 were $1 million, $2 million, and $4 million and since inception of the Restructuring Plan were $2 million, $10 million, and $7 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $80 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of March 31, 2018, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2017	$186
Expensed	74
Cash payments	(98)
Foreign currency translation and other	(2)
Balance as of March 31, 2018	$160
Investing Activities
Cash flow provided by investing activities in continuing operations was $346 million during the three months ended March 31, 2018, a increase of $318 million compared to prior year period. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $411 million as compared to December 31, 2017. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first quarter of 2018, the Company completed the acquisition of three businesses for a total consideration of $29 million and no businesses were sold.
During the first quarter of 2017, the Company completed the acquisition of two businesses for a total consideration of $52 million and the sale of three businesses for a net cash outflow of $2 million due to an excess of cash sold.

Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $45 million in 2018 and $34 million in 2017, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities in continuing operations during the three months ended March 31, 2018 was $663 million, an increase of $405 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, based on prevailing market conditions, and will be funded from available capital. In the three months ended March 31, 2018, the Company repurchased 3.9 million shares at an average price per share of $140.94, for a total cost of approximately $550 million and recorded an additional $2.8 million of costs associated with the repurchases to retained earnings. In the three months ended March 31, 2017, the Company repurchased 1.1 million shares at an average price per share of $114.46 for a total cost of approximately $125 million and recorded an additional $0.6 million of costs associated with the repurchases to retained earnings.
At March 31, 2018, the remaining authorized amount for share repurchase under the Repurchase Program is approximately $4.9 billion. Under the Repurchase Program, we have repurchased a total of 112.1 million shares for an aggregate cost of approximately $10.1 billion. For further information regarding share repurchases made during the first quarter of 2018, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2018 was $6.1 billion, an increase of $134 million compared to December 31, 2017. On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and were repaid in full. Further, commercial paper activity during the three months ended March 31, 2018 and 2017 is as follows (in millions):

	Three Months Ended
	March 31, 2018	March 31, 2017
Total Issuances (1)	$805	$994
Total Repayments	$(410)	$(947)

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2018 and December 31, 2017, we had distributable reserves in excess of $3.3 billion and $1.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Credit Facilities
We expect cash generated by operations for 2018 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Program, and continue to pay dividends to our shareholders.

Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facility to accommodate any timing differences in cash flows.  Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2018, we had two committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”).
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2018, we did not have borrowings under either the 2021 or the 2022 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended March 31, 2018.
Shelf Registration Statement
On September 3, 2015, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (the “SEC”), registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at May 4, 2018 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
A downgrade in the credit ratings of our senior debt or commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, restrict our access to the commercial paper market altogether, or impact future pension contribution requirements.
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of March 31, 2018, the undiscounted maximum potential future payments under the lease guarantee were $97 million, with an estimated fair value of $22 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2018.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of March 31, 2018, the undiscounted maximum potential future payments under the performance guarantees were $206 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2018.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $117 million at March 31, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $68 million at March 31, 2018, compared to $95 million at December 31, 2017.

Off-Balance Sheet Arrangements
Apart from commitments, guarantees and contingencies, as disclosed herein and Note 17 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
Financial Condition
At March 31, 2018, our net assets, representing total assets minus total liabilities, were $5,385 million, an increase from $4,648 million at December 31, 2017. The increase was due primarily to Net income of $610 million, a decrease of $306 million in Accumulated other comprehensive loss, and an increase of $492 million due to the adoption of certain accounting standards in the first quarter of 2018 , partially offset by $553 million of share repurchases and $89 million of dividend payments for the three months ended March 31, 2018. Refer to Note 2 “Accounting Principles and Practices” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report for further information on the adoption of new accounting standards in the first quarter of 2018. Additionally, working capital increased by $535 million to $1,457 million from December 31, 2017.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss decreased $305 million to $3,191 million at March 31, 2018 as compared to $3,496 million at December 31, 2017, which was primarily driven by the following:

•	positive net foreign currency translation adjustments of $244 million, which are attributable to the weakening of the U.S. dollar against certain foreign currencies;

•	an increase of $48 million due to the amortization of net actuarial losses related to pension obligations;

•	net financial instrument gains of $14 million; and

•	a decrease of $1 million related to the adoption of the financial assets and liabilities guidance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”) other than those described below.
Revenue Recognition

The Company recognizes revenue when control of the promised services are transfered to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, the Company allocates consideration based on their relative fair values.

Costs incurred by the Company in obtaining a contract are capitalized and amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates, considering anticipated renewals when applicable. Certain contract related costs, including pre-placement brokerage costs, are capitalized as a cost to fulfill and are amortized on a systematic basis consistent with the transfer of services to which the asset relates, which is generally less than one year.
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  Revenue primarily includes insurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy (or policies), or over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.

Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Revenue primarily includes reinsurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy (or policies), or over the term of the to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Revenue consists primarily of fees paid by clients for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements are typically recognized at a point-in-time upon completion of the service or over-time to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For consulting arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the goods or services to the customer, utilizing an appropriate input or output measure. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, assuming all five steps to recognize revenue have been met. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues.
Health Solutions includes health and benefits brokerage and healthcare exchanges.  Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is typically recognized at the effective date of the underlying policy (or policies), assuming all five steps required to recognize revenue have been met. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations, assuming all five steps to recognize revenue have been met.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For Data & Analytic Services arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the goods or services to the customer, utilizing an appropriate input or output measure.
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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in Part III, Item 1A Risk Factors of this report and in the “Risk Factors” section in Part I, “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2017 Annual Report on Form 10-K.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. Dollar and the Euro, the British Pound, the Canadian Dollar, the Australian Dollar, the Indian Rupee, and the Japanese Yen.  We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars, Euro, and Japanese Yen, but most of their expenses are incurred in British Pounds.  At March 31, 2018, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. Dollar, Euro, and Japanese Yen transactions for the years ending December 31, 2018 and 2019, respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would increase by $0.16 during the three months ended March 31, 2018.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would increase by $0.19 during the three months ended March 31, 2018 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2018.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
See Note 17 “Commitments and Contingencies — Legal” to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/18 - 1/31/18	908,595	$137.10	908,595	$5,295,464,060
2/1/18 - 2/28/18	1,508,271	141.02	1,508,271	5,082,763,110
3/1/18 - 3/31/18	1,484,989	143.20	1,484,989	4,870,118,294
Total	3,901,855	$140.94	3,901,855	$4,870,118,294

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations. During the first quarter of 2018, we repurchased 3.9 million shares at an average price per share of $140.94 for a total cost of $550 million.

We did not make any unregistered sales of equity in the first quarter of 2018.
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

Aon plc
(Registrant)

May 4, 2018	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Aon Plc Leadership Performance Program as amended and vested effective January 1, 2018.
10.2	Employee Agreement, dated October 1, 2013, between Aon Corporation and Eric Andersen.
10.3*	Employment Agreement, dated March 29, 2013, between Aon Corporation and Michael J. O’Connor incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q filed on May 1, 2013.
10.4	Employment Letter with Michael J. O’Connor effective March 1, 2018.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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