Form 10-Q
period 2018-06-30
Aon plc
filed 2018-07-27
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of July 26, 2018:  242,655,343

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Total revenue	$2,561	$2,368	$5,651	$4,749
Expenses
Compensation and benefits	1,494	1,466	3,110	2,935
Information technology	123	98	238	186
Premises	96	86	189	170
Depreciation of fixed assets	47	54	86	108
Amortization and impairment of intangible assets	282	460	392	503
Other general expenses	535	331	853	639
Total operating expenses	2,577	2,495	4,868	4,541
Operating income (loss)	(16)	(127)	783	208
Interest income	1	8	5	10
Interest expense	(69)	(71)	(139)	(141)
Other income (expense)	(3)	4	(18)	2
Income (loss) from continuing operations before income taxes	(87)	(186)	631	79
Income tax benefit	(144)	(143)	(30)	(143)
Net income (loss) from continuing operations	57	(43)	661	222
Net income from discontinued operations	1	821	7	861
Net income	58	778	668	1,083
Less: Net income attributable to noncontrolling interests	10	9	26	23
Net income attributable to Aon shareholders	$48	$769	$642	$1,060

Basic net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.19	$(0.20)	$2.57	$0.75
Discontinued operations	0.01	3.13	0.03	3.27
Net income	$0.20	$2.93	$2.60	$4.02
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.19	$(0.20)	$2.55	$0.75
Discontinued operations	—	3.13	0.03	3.24
Net income	$0.19	$2.93	$2.58	$3.99
Cash dividends per share paid on ordinary shares	$0.40	$0.36	$0.76	$0.69
Weighted average ordinary shares outstanding - basic	246.0	262.4	247.2	263.6
Weighted average ordinary shares outstanding - diluted	247.4	262.4	248.8	265.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$58	$778	$668	$1,083
Less: Net income attributable to noncontrolling interests	10	9	26	23
Net income attributable to Aon shareholders	48	769	642	1,060
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(1)	4	13	2
Foreign currency translation adjustments	(460)	44	(213)	191
Postretirement benefit obligation	122	20	170	38
Total other comprehensive income (loss)	(339)	68	(30)	231
Less: Other comprehensive loss attributable to noncontrolling interests	(6)	(5)	(3)	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	(333)	73	(27)	235
Comprehensive income (loss) attributable to Aon shareholders	$(285)	$842	$615	$1,295
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$487	$756
Short-term investments	173	529
Receivables, net	2,992	2,478
Fiduciary assets	10,476	9,625
Other current assets	732	289
Total current assets	14,860	13,677
Goodwill	8,291	8,358
Intangible assets, net	1,363	1,733
Fixed assets, net	575	564
Deferred tax assets	452	389
Prepaid pension	1,272	1,060
Other non-current assets	404	307
Total assets	$27,217	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,447	$1,961
Short-term debt and current portion of long-term debt	799	299
Fiduciary liabilities	10,476	9,625
Other current liabilities	1,121	870
Total current liabilities	13,843	12,755
Long-term debt	5,659	5,667
Deferred tax liabilities	294	127
Pension, other postretirement, and postemployment liabilities	1,715	1,789
Other non-current liabilities	1,088	1,102
Total liabilities	22,599	21,440

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2018 - 243.0; 2017 - 247.6)	2	2
Additional paid-in capital	5,772	5,775
Retained earnings	2,295	2,302
Accumulated other comprehensive loss	(3,524)	(3,496)
Total Aon shareholders' equity	4,545	4,583
Noncontrolling interests	73	65
Total equity	4,618	4,648
Total liabilities and equity	$27,217	$26,088
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statement of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2017	247.6	$5,777	$2,302	$(3,496)	$65	$4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	642	—	26	668
Shares issued - employee stock compensation plans	2.1	(150)	—	—	—	(150)
Shares purchased	(6.7)	—	(955)	—	—	(955)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders	—	—	(187)	—	—	(187)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	(210)	(3)	(213)
Net postretirement benefit obligation	—	—	—	170	—	170
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Balance at June 30, 2018	243.0	$5,774	$2,295	$(3,524)	$73	$4,618

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2017	262.0	$5,580	$3,856	$(3,912)	$57	$5,581
Net income	—	—	1,060	—	23	1,083
Shares issued - employee stock compensation plans	2.9	(138)	—	—	—	(138)
Shares purchased	(9.2)	—	(1,160)	—	—	(1,160)
Share-based compensation expense	—	148	—	—	—	148
Dividends to shareholders	—	—	(182)	—	—	(182)
Net change in fair value of financial instruments	—	—	—	2	—	2
Net foreign currency translation adjustments	—	—	—	195	(4)	191
Net postretirement benefit obligation	—	—	—	38	—	38
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(9)	(9)
Balance at June 30, 2017	255.7	$5,590	$3,574	$(3,677)	$66	$5,553
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net income	$668	$1,083
Less: Net income from discontinued operations	7	861
Adjustments to reconcile net income to cash provided by operating activities:
Loss from sales of businesses, net	1	3
Depreciation of fixed assets	86	108
Amortization and impairment of intangible assets	392	503
Share-based compensation expense	147	148
Deferred income taxes	(93)	(227)
Change in assets and liabilities:
Fiduciary receivables	(883)	10
Short-term investments — funds held on behalf of clients	(154)	(286)
Fiduciary liabilities	1,037	275
Receivables, net	(371)	(25)
Accounts payable and accrued liabilities	(495)	(377)
Restructuring reserves	12	178
Current income taxes	(144)	(25)
Pension, other postretirement and postemployment liabilities	(84)	(101)
Other assets and liabilities	301	30
Cash provided by operating activities - continuing operations	413	436
Cash provided by operating activities - discontinued operations	—	64
Cash provided by operating activities	413	500
Cash flows from investing activities
Proceeds from investments	23	29
Payments for investments	(36)	(32)
Net sales (purchases) of short-term investments — non-fiduciary	352	(2,451)
Acquisition of businesses, net of cash acquired	(50)	(149)
Sale of businesses, net of cash sold	1	4,193
Capital expenditures	(111)	(82)
Cash provided by investing activities - continuing operations	179	1,508
Cash used for investing activities - discontinued operations	—	(19)
Cash provided by investing activities	179	1,489
Cash flows from financing activities
Share repurchase	(971)	(1,100)
Issuance of shares for employee benefit plans	(150)	(139)
Issuance of debt	2,552	1,651
Repayment of debt	(2,027)	(1,990)
Cash dividends to shareholders	(187)	(182)
Noncontrolling interests and other financing activities	(15)	(10)
Cash used for financing activities - continuing operations	(798)	(1,770)
Cash used for financing activities - discontinued operations	—	—
Cash used for financing activities	(798)	(1,770)
Effect of exchange rates on cash and cash equivalents	(63)	34
Net increase (decrease) in cash and cash equivalents	(269)	253
Cash and cash equivalents at beginning of period	756	431
Cash and cash equivalents at end of period	$487	$684
Supplemental disclosures:
Interest paid	$145	$144
Income taxes paid, net of refunds	$207	$108
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”).  All intercompany accounts and transactions have been eliminated.  The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results for the three and six months ended June 30, 2018 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2018.
Use of Estimates
The preparation of the accompanying Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available.  Aon adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, and foreign currency exchange rate movements increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Financial Statements in future periods.
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The Company has applied the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Condensed Consolidated Statement of Income, and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit cost in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company did not apply the practical expedient upon adoption of this guidance. The new guidance was effective for Aon in the first quarter of 2018. The adoption of this guidance had no impact on the net income of the Company.

Upon adoption of the guidance, the presentation of the results reflect a change in Operating income offset by an equal and offsetting change in Other income (expense) for the period ended June 30, 2017 as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating income (loss) (1)	$(118)	$(9)	$(127)	$225	$(17)	$208
Other income (expense)	$(5)	$9	$4	$(15)	$17	$2

(1)	Reclassification from Operating income is recorded in Compensation and benefits.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory. The guidance requires that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, or impaired).  The Company has applied the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The new guidance was effective for Aon in the first quarter of 2018.  Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Deferred tax assets of $23 million, an increase to Deferred tax liabilities of $12 million, and a decrease to Other non-current assets of $26 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $15 million decrease to Retained earnings. For the three and six months ended June 30, 2018, the impact of adopting this standard on the Condensed Consolidated Statement of Income was insignificant.
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
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. The Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the exception of the amendments related to equity securities without readily determinable fair values, including disclosure requirements, which were applied prospectively. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Accumulated other comprehensive loss of $1 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $1 million increase to Retained earnings. For the three and six months ended June 30, 2018, the impact of adopting this standard on the Condensed Consolidated Statement of Income was insignificant.
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

As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the Condensed Consolidated Statement of Financial Position as of January 1, 2018:

	December 31, 2017		January 1, 2018
(millions)	As Reported	Adjustments	As Adjusted
Assets
Receivables, net	$2,478	$252	$2,730
Other current assets	$289	$298	$587
Deferred tax assets	$389	$(128)	$261
Other non-current assets	$307	$145	$452

Liabilities
Accounts payable and accrued liabilities	$1,961	$8	$1,969
Other current liabilities	$870	$13	$883
Deferred tax liabilities	$127	$42	$169
Other non-current liabilities	$1,102	$(3)	$1,099

Equity
Total equity	$4,648	$507	$5,155

The following tables summarize the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statement of Income, Financial Position, and Cash Flows as of and for the three and six months ended June 30, 2018.
Condensed Consolidated Statement of Income

	Three months ended June 30, 2018			Six months ended June 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenue
Total revenue	$2,561	$3	$2,564	$5,651	$(410)	$5,241
Expenses
Compensation and benefits	$1,494	$(13)	$1,481	$3,110	$(78)	$3,032
Other general expenses	$535	$2	$537	$853	$2	$855
Other income (expense)	$(3)	$(1)	$(4)	$(18)	$—	$(18)
Income taxes	$(144)	$7	$(137)	$(30)	$(75)	$(105)
Adoption of ASC 606 had an unfavorable impact of $6 million on net income from continuing operations, or $0.02 per share, for the three months ended June 30, 2018, and a favorable impact of $259 million on net income from continuing operations, or $1.05 per share, for the six months ended June 30, 2018.
Condensed Consolidated Statement of Financial Position

	As of June 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Assets
Receivables, net	$2,992	$(657)	$2,335
Other current assets	$732	$(216)	$516
Deferred tax assets	$452	$128	$580
Other non-current assets	$404	$(144)	$260

Liabilities
Other current liabilities	$1,121	$(61)	$1,060
Deferred tax liabilities	$294	$(71)	$223
Other non-current liabilities	$1,088	$1	$1,089

Equity
Total equity	$4,618	$(758)	$3,860
Condensed Consolidated Statement of Cash Flows

	Six months ended June 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Cash flows from operating activities
Net income	$668	$(259)	$409
Deferred income taxes	$(93)	$(29)	$(122)
Receivables, net	$(371)	$405	$34
Accounts payable and accrued liabilities	$(495)	$8	$(487)
Current income taxes	$(144)	$(46)	$(190)
Other assets and liabilities	$301	$(79)	$222

The adoption of ASC 606 had no impact on total Cash Provided by Operating Activities.
Refer to Note 3 “Revenue from Contracts with Customers” to the Financial Statements for further information.
Accounting Standards Issued But Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“the Tax Reform Act”). In addition, the entity is required to provide certain disclosures regarding stranded tax effects. The guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted, including adoption in any interim period. The guidance should be applied either in the period of adoption or  retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period in which it plans to adopt. Refer to Note 11 “Income Taxes” for further discussion of the Tax Reform Act.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amends its hedge accounting model to enable entities to better portray their risk management activities in the Financial Statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the effect of a hedging instrument to be presented in the same income statement line as the hedged item. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The new guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Financial Statements and the period of adoption.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on the Financial Statements and the period of adoption.
Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. Aon is currently evaluating the impact that the standard will have on its Financial Statements, as well as the period of adoption.
Leases
In February 2016, the FASB issued a new accounting standard on leases, which requires lessees to recognize assets and liabilities for most leases.  Under the new standard, a lessee should recognize in the Condensed Consolidated Statement of Financial Position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP standards.  The new standard will be effective for the Company in the first quarter of 2019, with early adoption permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

The Company is currently evaluating the impacts of the new accounting standard and is in the process of developing and implementing operational processes, including a system solution, to address the identified impacts.  The Company expects to recognize significant lease liabilities and corresponding right of use assets on its Condensed Consolidated Statements of Financial Position, but is unable to provide quantitative information at this time. The Company has implemented a comprehensive approach to review existing arrangements that may contain a lease, and is performing completeness assessments over the identified lease population and assessing system requirements in order to determine the appropriate accounting upon transition and on an ongoing basis.

Additionally, the Company expects to expand its disclosures around lease arrangements.  The Company expects to adopt the new accounting standard in the first quarter of 2019 and is currently evaluating the practical expedients that will be applied.
3. Revenue from Contracts with Customers
The Company generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services provided to them, and fees from clients. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which the Company acts. Compensation from insurance and reinsurance companies includes fees for consulting and analytics services and fees and commissions for administrative and other services provided to or on behalf of insurers. Fees from clients for advice and consulting services are dependent on the extent and value of the services provided. Payment terms are consistent with current industry practices.
The Company recognizes revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, the Company allocates consideration based on their relative fair values.

Costs incurred by the Company in obtaining a contract are capitalized and amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates, considering anticipated renewals when applicable. Certain contract related costs, including pre-placement brokerage costs, are capitalized as a cost to fulfill and are amortized on a systematic basis consistent with the transfer of control of the services to which the asset relates, which is generally less than one year.

The Company has elected to apply practical expedients to not disclose the revenue related to unsatisfied performance obligations if (1) the contract has an original duration of 1 year or less, (2) the Company has recognized revenue for the amount in which it has the right to bill, and (3) the variable consideration is allocated entirely to an unsatisfied performance obligation which is recognized as a series of distinct goods or services that form a single performance obligation.

Disaggregation of Revenue
The following is a description of principal service lines from which the Company generates its revenue:
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  Revenue primarily includes insurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy or over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.

Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Revenue primarily includes reinsurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy (or policies) or over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Revenue consists primarily of fees paid by clients for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements are typically recognized at a point-in-time upon completion of the service or over time to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For consulting arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue.
Health Solutions includes health and benefits brokerage and healthcare exchanges.  Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is typically recognized at the effective date of the underlying policy (or policies) or over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For Data & Analytic Services arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure.
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Commercial Risk Solutions	$1,166	$2,350
Reinsurance Solutions	380	1,122
Retirement Solutions	431	855
Health Solutions	309	760
Data & Analytic Services	277	571
Elimination	(2)	(7)
Total revenue	$2,561	$5,651
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
United States	$1,125	$2,241
Americas other than United States	243	480
United Kingdom	413	897
Europe, Middle East, & Africa other than United Kingdom	493	1,472
Asia Pacific	287	561
Total revenue	$2,561	$5,651

Contract Costs

The Company recognizes an asset for costs incurred to fulfill a contract for costs that are specifically identified and relate to a contract or anticipated contract, generate or enhance resources used in satisfying the Company’s performance obligations, and are expected to be recovered. Assets recognized as costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, as well as other costs, are amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates. The amortization is primarily included in Compensation and benefits on the Condensed Consolidated Statements of Income.

The changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Balance at beginning of period (1)	$240	$298
Additions	341	711
Amortization	(353)	(785)
Impairment	—	—
Foreign currency translation and other	(12)	(8)
Balance at end of period	$216	$216

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $298 million of costs to fulfill contracts with customers.

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, will be amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. The amortization is primarily included in Compensation and benefits on the Condensed Consolidated Statements of Income.

The changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018
Balance at beginning of period (1)	$144	$145
Additions	13	21
Amortization	(11)	(21)
Impairment	—	—
Foreign currency translation and other	(2)	(1)
Balance at end of period	$144	$144

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $145 million of costs to obtain contracts with customers.
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

The financial results of the Divested Business for the three and six months ended June 30, 2018 and 2017 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Revenue
Total revenue	$—	$171	$—	$698
Expenses
Total operating expenses	—	156	3	626
Income (loss) from discontinued operations before income taxes	—	26	(3)	83
Income tax expense (benefit)	—	3	(1)	20
Income (loss) from discontinued operations excluding gain, net of tax	—	23	(2)	63
Gain on sale of discontinued operations, net of tax	1	798	9	798
Net income from discontinued operations	$1	$821	$7	$861
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Total operating expenses for 2017 include $8 million of depreciation of fixed assets and $11 million of intangible asset amortization for the time prior to the Company triggering held for sale criteria.
The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations. Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. There were no Cash and cash equivalents of discontinued operations at June 30, 2017. Total proceeds received for the sale of the divested business and taxes paid as a result of the sale are recognized on the Condensed Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
5. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At June 30, 2018, Cash and cash equivalents and Short-term investments were $660 million compared to $1,285 million at December 31, 2017, a decrease of $625 million. Of the total balances, $99 million and $96 million were restricted as to their use at June 30, 2018 and December 31, 2017, respectively. Included within the June 30, 2018 and December 31, 2017 balances was £42.7 million ($56.5 million at June 30, 2018 exchange rates and $57.1 million at December 31, 2017 exchange rates) of operating funds required to be held by the Company in the United Kingdom by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator, which were included in Short-term investments.

6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Foreign currency remeasurement gain (loss)	$29	$(2)	$13	$(12)
Loss on disposal of business	—	—	(1)	(2)
Pension and other postretirement income (expense)	(7)	9	(5)	17
Equity earnings	1	3	2	9
Loss on financial instruments	(27)	(6)	(27)	(10)
Other	1	—	—	—
Total	$(3)	$4	$(18)	$2
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Balance at beginning of period	$65	$61	$59	$56
Provision charged to Other general expenses	3	5	11	11
Accounts written off, net of recoveries	(6)	(7)	(8)	(10)
Foreign currency translation and other	—	—	—	2
Balance at end of period	$62	$59	$62	$59
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2018	December 31, 2017
Taxes receivable	$172	$114
Prepaid expenses	120	126
Receivables from the Divested Business (1)	10	28
Assets held for sale (2)	47	—
Cost to fulfill contracts with customers (3)	216	—
Other	167	21
Total	$732	$289

(1)	Refer to Note 4 “Discontinued Operations” for further information.

(2)	Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.

(3)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2018	December 31, 2017
Investments	$54	$57
Taxes receivable	77	84
Costs to obtain contracts with customers (1)	144	—
Other	129	166
Total	$404	$307

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2018	December 31, 2017
Deferred revenue (1)	$332	$311
Taxes payable (2)	25	139
Liabilities held for sale (3)	41	—
Other	723	420
Total	$1,121	$870

(1)	During the three and six months ended June 30, 2018, $115 million and $215 million, respectively, were recognized in the Condensed Consolidated Statement of Income.

(2)	Includes a provisional estimate of $42 million for the current portion of the Transition Tax as of December 31, 2017. Refer to Note 11 “Income Taxes” for further information.

(3)	Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2018	December 31, 2017
Taxes payable (1)	$535	$529
Deferred revenue	60	49
Leases	152	153
Compensation and benefits	60	67
Other	281	304
Total	$1,088	$1,102
(1) Includes provisional estimates of $213 million and $222 million for the non-current portion of the Transition Tax as of June 30, 2018 and December 31, 2017, respectively. Refer to Note 11 “Income Taxes” for further information.

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed five acquisitions during the six months ended June 30, 2018 and seventeen acquisitions during the twelve months ended December 31, 2017. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Six months ended June 30, 2018
Cash	$45
Deferred and contingent consideration	14
Aggregate consideration transferred	$59

Assets acquired
Receivables, net	$2
Goodwill	31
Intangible assets, net	28
Other assets	3
Total assets acquired	64
Liabilities assumed
Current liabilities	4
Other non-current liabilities	1
Total liabilities assumed	5
Net assets acquired	$59
The results of operations of these acquisitions are included in the Financial Statements as of the respective acquisition dates.  The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2018 Acquisitions
On May 9, 2018, the Company completed the transaction to acquire certain assets of 601West, a division of Lee & Hayes, P.L.L.C. based in the United States.
On April 24, 2018, the Company completed the transaction to acquire Inspiring Benefits, S.L., a Spain-based firm specialized in employee loyalty, wellbeing, and rewards programs.
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
Completed Dispositions
The Company completed one disposition during the three and six months ended June 30, 2018. The Company completed one disposition during the three months ended June 30, 2017 and four dispositions during the six months ended June 30, 2017, excluding the sale of the Divested Business.
There were no pretax gains or losses recognized for the three months ended June 30, 2018 or 2017. Pretax losses, net of gains, were $1 million for the six months ended June 30, 2018, which includes activity related to prior period transactions. Total pretax losses, net of gains, recognized were $2 million for the six months ended June 30, 2017. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Assets and Liabilities Held for Sale
During the second quarter of 2018, Aon reclassified certain assets and liabilities as held for sale due to management’s desire to exit certain operations. Net of valuation allowances of $176 million, total assets and liabilities were $47 million and $41 million, respectively. The results of operations related to these assets and liabilities are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. The assets and liabilities are expected to be disposed in the second half of 2018.

A non-cash impairment charge of $176 million was recognized to write down the assets and liabilities to a fair value less cost to sell of $47 million and $41 million, respectively. The impairment charge was recognized in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income for the three and six months ended June 30, 2018.
8. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,025 million through the end of the plan, consisting of approximately $420 million in employee termination costs, $130 million in technology rationalization costs, $60 million in lease consolidation costs, $40 million in non-cash asset impairments, and $375 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through June 30, 2018, the Company has eliminated 3,337 positions and incurred total expenses of $766 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through June 30, 2018 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended June 30, 2018	Six months ended June 30, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$33	$66	$365	$55	$420
Technology rationalization (2)	8	18	51	79	130
Lease consolidation (2)	10	13	21	39	60
Asset impairments	8	9	35	5	40
Other costs associated with restructuring and separation (2) (3)	136	163	294	81	375
Total restructuring and related expenses	$195	$269	$766	$259	$1,025

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended June 30, 2018 were $0 million, $10 million, and $75 million; for the six months ended June 30, 2018 were, respectively, $1 million, $12 million, and $79 million; and since inception of the Restructuring Plan were, respectively, $2 million, $20 million, and $82 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $82 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of June 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$186
Expensed	260
Cash payments	(248)
Foreign currency translation and other	(2)
Balance as of June 30, 2018	$196

9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$8,358
Goodwill related to current year acquisitions	31
Goodwill related to disposals	(1)
Goodwill related to prior year acquisitions	10
Foreign currency translation and other	(107)
Balance as of June 30, 2018	$8,291
Other intangible assets by asset class are as follows (in millions):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,310	$1,417	$893	$2,550	$1,415	$1,135
Tradenames	1,031	634	397	1,047	533	514
Technology and other	397	324	73	416	332	84
Total	$3,738	$2,375	$1,363	$4,013	$2,280	$1,733
In the second quarter of 2018, the Company reclassified $258 million of gross intangibles held for sale and $94 million of associated accumulated amortization to Other current assets. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
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
The estimated future amortization for finite lived intangible assets as of June 30, 2018 is as follows (in millions):

Remainder of 2018	$205
2019	401
2020	228
2021	131
2022	85
Thereafter	313
Total	$1,363
10. Debt
Notes
On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and was repaid in full.
Revolving Credit Facilities
As of June 30, 2018, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”).

Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2018, Aon did not have borrowings under the 2021 Facility or the 2022 Facility, and was in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended June 30, 2018.
Commercial Paper
Aon Corporation, a wholly-owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at June 30, 2018. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	June 30, 2018	December 31, 2017
Commercial paper outstanding	$798	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Weighted average commercial paper outstanding	$744	$318	$437	$342
Weighted average interest rate of commercial paper outstanding	0.92%	0.26%	0.85%	0.18%
11. Income Taxes
The effective tax rates on net income from continuing operations were 165.5% and (4.8)% for the three and six months ended June 30, 2018, respectively. The effective tax rates on net income from continuing operations were 76.9% and (181.0)% for the three and six months ended June 30, 2017, respectively. For the three months ended June 30, 2018, the Company reported a tax benefit of $144 million on a pretax loss of $87 million, which resulted in an effective tax rate of 165.5%. For the six months ended June 30, 2018, the Company reported a tax benefit of $30 million on pretax income of $631 million, which resulted in an effective tax rate of (4.8)%. The primary drivers of the tax rates for the three and six months ended June 30, 2018 include the following:

•	The geographical distribution of income including restructuring charges and legacy litigation as well as the impairment of certain assets and liabilities classified as held for sale.

•
Certain discrete items including the net tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale, the impact of share-based payments, changes in uncertain tax positions, and the deferred remeasurement related to the anticipated acceleration of contributions to the qualified U.S. pension plan. The deferred remeasurement also impacted the Company’s provisional estimates.

On December 22, 2017, the Tax Reform Act was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and a one-time mandatory transition tax on accumulated foreign earnings (the “Transition Tax”), among others. Also on December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of Tax Reform Act in the period of enactment. SAB 118 allowed registrants to record provisional amounts during a one year measurement period.

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

In the second quarter of 2018, the Company took the following actions with respect to its provisional estimates:

•
Adjusted its provisional estimate of the remeasurement of deferred taxes to reflect the anticipated acceleration of contributions to the qualified U.S. pension plan in the third quarter of 2018. The change reduced the provisional charge by $11 million and impacted the effective tax rate by 12.6% and (1.7)% for the three and six months ended June 30, 2018, respectively.

•	Updated its state tax analysis to consider legislation enacted by the states in the second quarter, which did not result in a significant adjustment.

•
Continued to update the underlying calculations for the Transition Tax but did not record any significant adjustments. Additional guidance from the U.S. Treasury related to the calculation of the Transition Tax is expected in the third quarter of 2018.

The Company will finalize the amounts by the end of 2018 after completing its reviews, analyzing guidance issued during the measurement period, and evaluating the local tax rules where the Company has pools of undistributed earnings within our complex legal entity structure.
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
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three months ended June 30		Six months ended June 30
	2018	2017 (1)	2018	2017 (1)
Shares repurchased	2.8	8.0	6.7	9.1
Average price per share	$141.23	$128.54	$141.06	$126.85
Costs recorded to retained earnings:
Total repurchase cost	$400	$1,030	$950	$1,154
Additional associated costs	2	5	5	6
Total costs recorded to retained earnings	$402	$1,035	$955	$1,160

(1)
Included in the 8.0 million shares and 9.1 million shares repurchased during the three and six months ended June 30, 2017, respectively, were 0.5 million shares that did not settle until July 2017. These shares were settled at an average price per share of $133.24 and total cost of $60 million.

At June 30, 2018, the remaining authorized amount for share repurchase under the Repurchase Program was $4.5 billion. Under the Repurchase Program, the Company has repurchased a total of 115.0 million shares for an aggregate cost of approximately $10.5 billion.

Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Basic weighted average ordinary shares outstanding	246.0	262.4	247.2	263.6
Dilutive effect of potentially issuable shares	1.4	—	1.6	2.1
Diluted weighted average ordinary shares outstanding	247.4	262.4	248.8	265.7
Potentially issuable shares are not included in the computation of diluted net income per share if its inclusion would be antidilutive. There were no shares excluded from the calculation for the three and six months ended June 30, 2018. Due to the net loss for the three months ended June 30, 2017, 1.9 million shares were excluded from the calculation. There were 0.2 million shares excluded from the calculation for the six months ended June 30, 2017.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2017	$(25)	$(879)	$(2,592)	$(3,496)
Adoption of new accounting guidance (3)	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income (loss) before reclassifications, net	8	(210)	110	(92)
Amounts reclassified from accumulated other comprehensive loss:
Amounts reclassified from accumulated other comprehensive income	7	—	77	84
Tax expense	(2)	—	(17)	(19)
Amounts reclassified from accumulated other comprehensive income, net	5	—	60	65
Net current period other comprehensive income (loss)	13	(210)	170	(27)
Balance at June 30, 2018	$(13)	$(1,089)	$(2,422)	$(3,524)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense), Other general expenses, and Compensation and benefits. Refer to Note 15 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.

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

	Three months ended June 30
	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	29	30	25	24	7	6
Expected return on plan assets, net of administration expenses	(50)	(49)	(36)	(35)	(11)	(11)
Amortization of prior-service cost	—	—	1	1	—	—
Amortization of net actuarial loss	7	8	15	12	3	3
Net periodic cost (benefit)	(14)	(11)	5	2	(1)	(2)
Loss on pension settlement	16	—	—	—	—	—
Total net periodic cost (benefit)	$2	$(11)	$5	$2	$(1)	$(2)

	Six months ended June 30
	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	58	60	50	48	14	12
Expected return on plan assets, net of administration expenses	(101)	(97)	(72)	(70)	(23)	(22)
Amortization of prior-service cost	—	—	1	1	—	—
Amortization of net actuarial loss	15	15	30	25	6	6
Net periodic cost (benefit)	(28)	(22)	9	4	(3)	(4)
Loss on pension settlement	23	—	—	—	—	—
Total net periodic cost (benefit)	$(5)	$(22)	$9	$4	$(3)	$(4)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer will close during 2018. As of June 30, 2018, lump sum payments from plan assets of £99 million ($132 million using June 30, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £87 million ($115 million using June 30, 2018 exchange rates), as well as a non-cash settlement charge of £12 million ($16 million using average June 30, 2018 exchange rates) in the second quarter of 2018 and £17 million ($23 million using average exchange rates) for the six months ended June 30, 2018. Additional non-cash settlement charges are expected in 2018.
Contributions
The Company expects to make cash contributions of approximately $92 million, $143 million, and $22 million, based on exchange rates as of December 31, 2017, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2018. This includes the Company’s anticipated acceleration of contributions to the qualified U.S. pension plan of approximately $100 million in the third quarter of 2018, which will allow the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.
During the three months ended June 30, 2018, cash contributions of $25 million, $8 million, and $3 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2018, cash contributions of $48 million, $25 million, and $11 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
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
14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Restricted share units (“RSUs”)	$46	$46	$104	$101
Performance share awards (“PSAs”)	23	21	39	40
Employee share purchase plans	1	2	4	6
Total share-based compensation expense	$70	$69	$147	$147
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Shares	Fair Value at Date of Grant	Shares	Fair Value at Date of Grant
Non-vested at beginning of period	4,849	$104	6,195	$89
Granted	1,352	$140	1,497	$121
Vested	(1,664)	$98	(2,172)	$82
Forfeited	(109)	$109	(522)	$92
Non-vested at end of period	4,428	$117	4,998	$101
Unamortized deferred compensation expense amounted to $418 million as of June 30, 2018, with a remaining weighted-average amortization period of approximately 2.1 years.
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
Information as of June 30, 2018 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	June 30, 2018	December 31, 2017	December 31, 2016
Target PSAs granted during period	564	548	750
Weighted average fair value per share at date of grant	$134	$114	$100
Number of shares that would be issued based on current performance levels	564	941	742
Unamortized expense, based on current performance levels	$68	$58	$12

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Foreign exchange contracts
Accounted for as hedges	$668	$701	$21	$31	$2	$3
Not accounted for as hedges (3)	315	254	—	1	3	3
Total	$983	$955	$21	$32	$5	$6

(1)	Included within Other current assets ($4 million at June 30, 2018 and $9 million at December 31, 2017) or Other non-current assets ($17 million at June 30, 2018 and $23 million at December 31, 2017).

(2)
Included within Other current liabilities ($1 million at June 30, 2018 and $3 million at December 31, 2017) or Other non-current liabilities ($4 million at June 30, 2018 and $3 million at December 31, 2017).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Financial Statements are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gain (Loss) Recognized in Accumulated Other Comprehensive Loss	$(25)	$1	$(11)	$7

Location of future reclassification from Accumulated Other Comprehensive Loss
Compensation and benefits	$(4)	$1	$(4)	$9
Other general expenses	$(1)	$1	$3	$2
Other income (expense)	$(20)	$(1)	$(10)	$(4)
The amounts of derivative gains (loss) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income (effective portion) are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Compensation and benefits	$—	$—	$1	$13
Other general expenses	(1)	(1)	(2)	(2)
Interest expense	—	(1)	(1)	(1)
Other income (expense)	(1)	(2)	(4)	(4)
Total	$(2)	$(4)	$(6)	$6
The Company estimates that approximately $10 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2018 and 2017 was insignificant.
During the three and six months ended June 30, 2018, the Company recorded a loss of $20 million and a loss of $11 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2017, the Company recorded a loss of $1 million and a gain of $0.4 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
As of June 30, 2018, the Company has €220 million ($256 million at June 30, 2018 exchange rates) of outstanding Euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of June 30, 2018, the unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $15 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2018 and 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three and six months ended June 30, 2018 and 2017.

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
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves, and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains an understanding of the models, inputs, and assumptions used in developing prices provided by its vendors through discussions with the fund managers. The Company independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates used in the Financial Statements.
Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.
Debt is carried at outstanding principal balance, less any unamortized issuance costs, discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,709	$1,709	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$25	$—	$25	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$10	$—	$10	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,847	$1,847	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$4	$—	$4	$—
Derivatives (2)
Gross foreign exchange contracts	$33	$—	$33	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$6	$—	$6	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and six months ended June 30, 2018 or 2017. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and six months ended June 30, 2018 or 2017, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$299	$301
Long-term debt	$5,659	$5,871	$5,667	$6,267

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
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible, that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.1 billion, exclusive of any insurance coverage. These estimates are based on currently available information. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
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
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($60 million at June 30, 2018 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($93 million at June 30, 2018 exchange rates). In February 2018, the claimants instructed new lawyers and notified Aon that the claimants intend to add their previous lawyers as defendants to the Aon lawsuit. Claimants will allege that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High

Court and Court of Appeal proceedings. The addition of the new parties will delay any potential trial until 2019. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes.  LPC claims damages of approximately NZD 184 million ($126 million at June 30, 2018 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($362 million at June 30, 2018 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
In April 2017, the FCA announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue.  The European Commission has now assumed jurisdiction over the investigation in place of the FCA. Other antitrust agencies outside the European Union are also conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible.  At this time, in light of the uncertainties and many variables involved, Aon cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them.   There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Company’s Financial Statements, and are recorded at fair value.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of June 30, 2018, the undiscounted maximum potential future payments under the lease guarantee is $93 million, with an estimated fair value of $20 million. No cash payments were made in connection to the lease commitments during the three and six months ended June 30, 2018.

Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of June 30, 2018, the undiscounted maximum potential future payments under the performance guarantees were $200 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2018.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $93 million at June 30, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2018 compared to $95 million at December 31, 2017.
18. Segment Information
The Company operates as one segment that includes all of Aon’s continuing operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The Chief Operating Decision Maker (the “CODM”) assesses the performance of the Company and allocates resources based on one segment: Aon United.
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
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.25% Notes due December 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027, and also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due May 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). All guarantees of Aon Corporation are full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of June 30, 2018 and December 31, 2017, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2018 and 2017 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
On July 13, 2018, Aon Corporation declared and paid a dividend of $750 million to an Other Non-Guarantor Subsidiary.
Condensed Consolidating Statement of Income

	Three months ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,561	$—	$2,561
Expenses
Compensation and benefits	15	1	1,478	—	1,494
Information technology	—	—	123	—	123
Premises	—	—	96	—	96
Depreciation of fixed assets	—	—	47	—	47
Amortization and impairment of intangible assets	—	—	282	—	282
Other general expenses	2	78	455	—	535
Total operating expenses	17	79	2,481	—	2,577
Operating income (loss)	(17)	(79)	80	—	(16)
Interest income	—	15	—	(14)	1
Interest expense	(48)	(25)	(10)	14	(69)
Intercompany interest income (expense)	3	(129)	126	—	—
Intercompany other income (expense)	(61)	(3)	64	—	—
Other income (expense)	16	(20)	19	(18)	(3)
Income (loss) from continuing operations before income taxes	(107)	(241)	279	(18)	(87)
Income tax expense (benefit)	(3)	(50)	(91)	—	(144)
Net income (loss) from continuing operations	(104)	(191)	370	(18)	57
Net Income from discontinued operations	—	—	1	—	1
Net income (loss) before equity in earnings of subsidiaries	(104)	(191)	371	(18)	58
Equity in earnings of subsidiaries, net of tax	170	206	15	(391)	—
Net income	66	15	386	(409)	58
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$66	$15	$376	$(409)	$48

Condensed Consolidating Statement of Income

	Three months ended June 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,368	$—	$2,368
Expenses
Compensation and benefits	8	3	1,455	—	1,466
Information technology	—	—	98	—	98
Premises	—	—	86	—	86
Depreciation of fixed assets	—	—	54	—	54
Amortization and impairment of intangible assets	—	—	460	—	460
Other general expenses	4	(6)	333	—	331
Total operating expenses	12	(3)	2,486	—	2,495
Operating income (loss)	(12)	3	(118)	—	(127)
Interest income	—	11	2	(5)	8
Interest expense	(46)	(23)	(7)	5	(71)
Intercompany interest income (expense)	4	(136)	132	—	—
Intercompany other income (expense)	(53)	(16)	69	—	—
Other income (expense)	(12)	(6)	12	10	4
Income (loss) from continuing operations before income taxes	(119)	(167)	90	10	(186)
Income tax expense (benefit)	(8)	(63)	(72)	—	(143)
Net income (loss) from continuing operations	(111)	(104)	162	10	(43)
Net Income from discontinued operations	—	—	821	—	821
Net income (loss) before equity in earnings of subsidiaries	(111)	(104)	983	10	778
Equity in earnings of subsidiaries, net of tax	870	635	531	(2,036)	—
Net income	759	531	1,514	(2,026)	778
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$759	$531	$1,505	$(2,026)	$769

Condensed Consolidating Statement of Income

	Six months ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$5,651	$—	$5,651
Expenses
Compensation and benefits	34	2	3,074	—	3,110
Information technology	—	—	238	—	238
Premises	—	—	189	—	189
Depreciation of fixed assets	—	—	86	—	86
Amortization and impairment of intangible assets	—	—	392	—	392
Other general expenses	3	78	772	—	853
Total operating expenses	37	80	4,751	—	4,868
Operating income (loss)	(37)	(80)	900	—	783
Interest income	—	29	—	(24)	5
Interest expense	(97)	(49)	(17)	24	(139)
Intercompany interest income (expense)	7	(257)	250	—	—
Intercompany other income (expense)	(132)	(8)	140	—	—
Other income (expense)	9	(26)	14	(15)	(18)
Income (loss) from continuing operations before income taxes	(250)	(391)	1,287	(15)	631
Income tax expense (benefit)	(19)	(77)	66	—	(30)
Net income (loss) from continuing operations	(231)	(314)	1,221	(15)	661
Net Income from discontinued operations	—	—	7	—	7
Net income (loss) before equity in earnings of subsidiaries	(231)	(314)	1,228	(15)	668
Equity in earnings of subsidiaries, net of tax	888	910	596	(2,394)	—
Net income	657	596	1,824	(2,409)	668
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$657	$596	$1,798	$(2,409)	$642

Condensed Consolidating Statement of Income

	Six months ended June 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$4,749	$—	$4,749
Expenses
Compensation and benefits	60	6	2,869	—	2,935
Information technology	—	—	186	—	186
Premises	—	—	170	—	170
Depreciation of fixed assets	—	—	108	—	108
Amortization and impairment of intangible assets	—	—	503	—	503
Other general expenses	9	(4)	634	—	639
Total operating expenses	69	2	4,470	—	4,541
Operating income (loss)	(69)	(2)	279	—	208
Interest income	—	17	—	(7)	10
Interest expense	(91)	(47)	(10)	7	(141)
Intercompany interest income (expense)	7	(272)	265	—	—
Intercompany other income (expense)	(102)	(9)	111	—	—
Other income (expense)	(23)	3	4	18	2
Income (loss) from continuing operations before income taxes	(278)	(310)	649	18	79
Income tax expense (benefit)	(22)	(117)	(4)	—	(143)
Net income (loss) from continuing operations	(256)	(193)	653	18	222
Net Income from discontinued operations	—	—	861	—	861
Net income (loss) before equity in earnings of subsidiaries	(256)	(193)	1,514	18	1,083
Equity in earnings of subsidiaries, net of tax	1,298	906	713	(2,917)	—
Net income	1,042	713	2,227	(2,899)	1,083
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	$1,042	$713	$2,204	$(2,899)	$1,060

Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$66	$15	$386	$(409)	$58
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	66	15	376	(409)	48
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(4)	3	—	(1)
Foreign currency translation adjustments	—	—	(478)	18	(460)
Postretirement benefit obligation	—	11	111	—	122
Total other comprehensive income (loss)	—	7	(364)	18	(339)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(351)	(345)	(338)	1,034	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	(351)	(338)	(696)	1,052	(333)
Comprehensive income (loss) attributable to Aon shareholders	$(285)	$(323)	$(320)	$643	$(285)
Condensed Consolidating Statement of Comprehensive Income

	Three months ended June 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$759	$531	$1,514	$(2,026)	$778
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	759	531	1,505	(2,026)	769
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	2	2	—	4
Foreign currency translation adjustments	—	—	54	(10)	44
Postretirement benefit obligation	—	8	12	—	20
Total other comprehensive income (loss)	—	10	68	(10)	68
Equity in other comprehensive income (loss) of subsidiaries, net of tax	83	71	81	(235)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(5)	—	(5)
Total other comprehensive income (loss) attributable to Aon shareholders	83	81	154	(245)	73
Comprehensive income (loss) attributable to Aon shareholders	$842	$612	$1,659	$(2,271)	$842

Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$657	$596	$1,824	$(2,409)	$668
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	657	596	1,798	(2,409)	642
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	14	—	13
Foreign currency translation adjustments	—	—	(228)	15	(213)
Postretirement benefit obligation	—	22	148	—	170
Total other comprehensive income (loss)	—	21	(66)	15	(30)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(42)	(60)	(39)	141	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income (loss) attributable to Aon shareholders	(42)	(39)	(102)	156	(27)
Comprehensive income (loss) attributable to Aon shareholders	$615	$557	$1,696	$(2,253)	$615
Condensed Consolidating Statement of Comprehensive Income

	Six months ended June 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,042	$713	$2,227	$(2,899)	$1,083
Less: Net income attributable to noncontrolling interests	—	—	23	—	23
Net income attributable to Aon shareholders	1,042	713	2,204	(2,899)	1,060
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	2	—	2
Foreign currency translation adjustments	—	—	209	(18)	191
Postretirement benefit obligation	—	16	22	—	38
Total other comprehensive income (loss)	—	16	233	(18)	231
Equity in other comprehensive income (loss) of subsidiaries, net of tax	253	235	251	(739)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	253	251	488	(757)	235
Comprehensive income (loss) attributable to Aon shareholders	$1,295	$964	$2,692	$(3,656)	$1,295

Condensed Consolidating Statement of Financial Position

	As of June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,927	$672	$(3,112)	$487
Short-term investments	—	59	114	—	173
Receivables, net	—	—	2,992	—	2,992
Fiduciary assets	—	—	10,476	—	10,476
Current intercompany receivables	171	3,343	11,424	(14,938)	—
Other current assets	—	3	729	—	732
Total current assets	171	6,332	26,407	(18,050)	14,860
Goodwill	—	—	8,291	—	8,291
Intangible assets, net	—	—	1,363	—	1,363
Fixed assets, net	—	—	575	—	575
Deferred tax assets	99	410	135	(192)	452
Non-current intercompany receivables	409	261	8,254	(8,924)	—
Prepaid pension	—	6	1,266	—	1,272
Other non-current assets	1	28	375	—	404
Investment in subsidiary	10,235	19,008	926	(30,169)	—
Total assets	$10,915	$26,045	$47,592	$(57,335)	$27,217

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,452	$67	$3,040	$(3,112)	$1,447
Short-term debt and current portion of long-term debt	459	339	1	—	799
Fiduciary liabilities	—	—	10,476	—	10,476
Current intercompany payables	214	13,364	1,360	(14,938)	—
Other current liabilities	—	62	1,059	—	1,121
Total current liabilities	2,125	13,832	15,936	(18,050)	13,843
Long-term debt	4,243	1,415	1	—	5,659
Deferred tax liabilities	—	—	486	(192)	294
Pension, other postretirement and postemployment liabilities	—	1,349	366	—	1,715
Non-current intercompany payables	—	8,419	505	(8,924)	—
Other non-current liabilities	2	104	982	—	1,088
Total liabilities	6,370	25,119	18,276	(27,166)	22,599

Total Aon shareholders’ equity	4,545	926	29,243	(30,169)	4,545
Noncontrolling interests	—	—	73	—	73
Total equity	4,545	926	29,316	(30,169)	4,618
Total liabilities and equity	$10,915	$26,045	$47,592	$(57,335)	$27,217

Condensed Consolidating Statement of Financial Position

	As of December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$2,524	$793	$(2,562)	$756
Short-term investments	—	355	174	—	529
Receivables, net	—	2	2,476	—	2,478
Fiduciary assets	—	—	9,625	—	9,625
Current intercompany receivables	165	1,046	10,824	(12,035)	—
Other current assets	1	29	259	—	289
Total current assets	167	3,956	24,151	(14,597)	13,677
Goodwill	—	—	8,358	—	8,358
Intangible assets, net	—	—	1,733	—	1,733
Fixed assets, net	—	—	564	—	564
Deferred tax assets	99	396	143	(249)	389
Non-current intercompany receivables	414	261	8,232	(8,907)	—
Prepaid pension	—	6	1,054	—	1,060
Other non-current assets	1	35	271	—	307
Investment in subsidiary	8,884	17,909	19	(26,812)	—
Total assets	$9,565	$22,563	$44,525	$(50,565)	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$574	$36	$3,913	$(2,562)	$1,961
Short-term debt and current portion of long-term debt	—	—	299	—	299
Fiduciary liabilities	—	—	9,625	—	9,625
Current intercompany payables	130	11,149	756	(12,035)	—
Other current liabilities	16	64	790	—	870
Total current liabilities	720	11,249	15,383	(14,597)	12,755
Long-term debt	4,251	1,415	1	—	5,667
Deferred tax liabilities	—	—	376	(249)	127
Pension, other postretirement and postemployment liabilities	—	1,391	398	—	1,789
Non-current intercompany payables	—	8,398	509	(8,907)	—
Other non-current liabilities	11	91	1,000	—	1,102
Total liabilities	4,982	22,544	17,667	(23,753)	21,440

Total Aon shareholders’ equity	4,583	19	26,793	(26,812)	4,583
Noncontrolling interests	—	—	65	—	65
Total equity	4,583	19	26,858	(26,812)	4,648
Total liabilities and equity	$9,565	$22,563	$44,525	$(50,565)	$26,088

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$(126)	$582	$759	$(802)	$413
Cash provided by operating activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) operating activities	(126)	582	759	(802)	413

Cash flows from investing activities
Proceeds from investments	—	13	10	—	23
Payments for investments	(12)	(17)	(19)	12	(36)
Net sales (purchases) of short-term investments - non-fiduciary	—	296	56	—	352
Acquisition of businesses, net of cash acquired	—	—	(50)		(50)
Sale of businesses, net of cash sold	—	—	1	—	1
Capital expenditures	—	—	(111)	—	(111)
Cash provided by (used for) investing activities - continuing operations	(12)	292	(113)	12	179
Cash used for investing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) investing activities	(12)	292	(113)	12	179

Cash flows from financing activities
Share repurchase	(971)	—	—	—	(971)
Advances from (to) affiliates	965	(810)	(395)	240	—
Issuance of shares for employee benefit plans	(150)	—	—	—	(150)
Issuance of debt	752	1,800	—	—	2,552
Repayment of debt	(272)	(1,461)	(294)	—	(2,027)
Cash dividends to shareholders	(187)	—	—	—	(187)
Noncontrolling interests and other financing activities	—	—	(15)	—	(15)
Cash provided by (used for) financing activities - continuing operations	137	(471)	(704)	240	(798)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	137	(471)	(704)	240	(798)

Effect of exchange rates on cash and cash equivalents	—	—	(63)	—	(63)
Net increase (decrease) in cash and cash equivalents	(1)	403	(121)	(550)	(269)
Cash and cash equivalents at beginning of period	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of period	$—	$2,927	$672	$(3,112)	$487

Condensed Consolidating Statement of Cash Flows

	Six months ended June 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$(118)	$999	$1,056	$(1,501)	$436
Cash provided by operating activities - discontinued operations	—	—	64	—	64
Cash provided by (used for) operating activities	(118)	999	1,120	(1,501)	500

Cash flows from investing activities
Proceeds from investments	—	567	6	(544)	29
Payments for investments	(16)	(15)	(558)	557	(32)
Net sales (purchases) of short-term investments - non-fiduciary	—	(2,440)	(11)	—	(2,451)
Acquisition of businesses, net of cash acquired	—	2	(151)	—	(149)
Sale of businesses, net of cash sold	—	—	4,193	—	4,193
Capital expenditures	—	—	(82)	—	(82)
Cash provided by (used for) investing activities - continuing operations	(16)	(1,886)	3,397	13	1,508
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
Cash provided by (used for) investing activities	(16)	(1,886)	3,378	13	1,489

Cash flows from financing activities
Share repurchase	(1,100)	—	—	—	(1,100)
Advances from (to) affiliates	1,846	1,977	(4,381)	558	—
Issuance of shares for employee benefit plans	(139)	—	—	—	(139)
Issuance of debt	544	1,102	5	—	1,651
Repayment of debt	(835)	(1,150)	(5)	—	(1,990)
Cash dividends to shareholders	(182)	—	—	—	(182)
Noncontrolling interests and other financing activities	—	—	(10)	—	(10)
Cash provided by (used for) financing activities - continuing operations	134	1,929	(4,391)	558	(1,770)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	134	1,929	(4,391)	558	(1,770)

Effect of exchange rates on cash and cash equivalents	—	—	34	—	34
Net increase (decrease) in cash and cash equivalents	—	1,042	141	(930)	253
Cash and cash equivalents at beginning of period	—	1,633	660	(1,862)	431
Cash and cash equivalents at end of period	$—	$2,675	$801	$(2,792)	$684

(1)	Includes $5 million of discontinued operations at December 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2018 FINANCIAL RESULTS
Aon plc (“Aon”, the “Company”, “We”, or “Our”). is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
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
The following is a summary of our second quarter of 2018 financial results from continuing operations on a reported basis:

•
For the second quarter of 2018, revenue increased 8%, or $193 million, to $2.6 billion compared to the prior year period due primarily to organic revenue growth of 5%, a 3% increase related to acquisitions, net of divestitures, and a 2% favorable impact from foreign currency exchange rates. For the six months ended June 30, 2018, revenue increased 19%, or $902 million, to $5,651 million compared to the prior year period due primarily to a 8% increase related to the adoption of the new revenue recognition standard in 2018, organic revenue growth of 4%, a 4% favorable impact from foreign currency exchange rates, and a 3% increase related to acquisitions, net of divestitures.

•
Operating expenses for the second quarter of 2018 were $2.6 billion, an increase of $82 million compared to the prior year period. The increase was due primarily to a $176 million non-cash impairment charge related to certain assets and liabilities classified as held for sale, a $103 million increase in expense related to legacy litigation, a $72 million increase in operating expenses related to acquisitions, net of divestitures, a $44 million unfavorable impact from foreign currency translation, a $40 million increase in restructuring charges, an $11 million increase related to the adoption of the new revenue recognition standard in 2018, and an increase in expense associated with 5% organic revenue growth, partially offset by a $380 million decrease in non-cash impairment charges to the tradenames associated with the sale of the Divested Business, $40 million of incremental savings related to restructuring and other operational improvement initiatives, and a $34 million decrease of costs related to regulatory and compliance matters. Operating expenses for the first six months of 2018 increased $327 million compared to the prior year period primarily due to a $176 million non-cash impairment charge related to certain assets and liabilities classified as held for sale, a $143 million unfavorable impact from foreign currency translation, a $138 million increase in expense associated with acquisitions, net of divestitures, a $103 million increase in expense related to legacy litigation, a $76 million increase related to the adoption of the new revenue recognition standard in 2018, $73 million of accelerated amortization related to tradenames, and an increase in expense associated with 4% organic revenue growth, partially offset by $380 million decrease in non-cash impairment charges to the tradenames associated with the sale of the Divested Business, $92 million of incremental savings related to restructuring and other operational improvement initiatives, a $34 million decrease of costs related to regulatory and compliance matters, and a $30 million decrease in restructuring charges.

•
Operating margin increased to (0.6)% in the second quarter of 2018 from (5.4)% in the prior year period, including a decrease of 30 basis points resulting from adoption of the new revenue recognition standard in 2018. The underlying increase was driven by organic revenue growth of 5% and strong core operational improvement, partially offset by an increase in expense due to the factors listed above. Operating margin for the first six months of 2018 increased to 13.9% from 4.4% in the prior year period, including an increase of 530 basis points resulting from the adoption of the new revenue recognition standard in 2018. The increase from the prior year period was driven by organic revenue growth of 4% and strong core operational improvement, partially offset by an increase in expense due to the factors listed above.

•
Due to the factors set forth above, net income from continuing operations increased $100 million, or 233%, to $57 million for the second quarter of 2018 compared to the prior year period. During the first six months of 2018, net income from continuing operations increased $439 million, or 198%, to $661 million compared to the first six months of 2017.

•
Diluted earnings per share from continuing operations was $0.19 per share for the second quarter of 2018 compared to $(0.20) per share for the prior year period, including a decrease of $0.02 per share resulting from the adoption of the new revenue recognition standard. During the first six months of 2018, diluted earnings per share from continuing operations was $2.55 per share compared to $0.75 per share for the prior year period, including an increase of $1.05 per share resulting from the adoption of the new revenue recognition standard.

•
Cash flow provided by operating activities was $413 million for the first six months of 2018, a decrease of $23 million from the prior year period. The decrease was driven primarily by a $67 million increase in cash restructuring payments, partially offset by operational improvement.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the second quarter of 2018:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the second quarter of 2018, compared to 3% in the prior year period. Organic revenue growth was 4% for the first six months of 2018, consistent with 4% in the prior year period.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.0% for the second quarter of 2018 compared to 22.0% in the prior year period. For the first six months of 2018, adjusted operating margin was 27.4% compared to 22.0% for the prior year period. The increase primarily reflects incremental restructuring savings and strong core performance.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.71 per share for the second quarter of 2018 and $4.69 in the first six months of 2018, compared to $1.45 per share and $2.90 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2018 by $52 million, or 15%, from the prior year period, to $302 million, driven by an increase of $29 million in capital expenditures, including investments in our operating model and a decrease of $23 million in cash flow from operations.

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
Our consolidated results are as follow (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Total revenue	$2,561	$2,368	$5,651	$4,749
Expenses
Compensation and benefits	1,494	1,466	3,110	2,935
Information technology	123	98	238	186
Premises	96	86	189	170
Depreciation of fixed assets	47	54	86	108
Amortization and impairment of intangible assets	282	460	392	503
Other general expenses	535	331	853	639
Total operating expenses	2,577	2,495	4,868	4,541
Operating income (loss)	(16)	(127)	783	208
Interest income	1	8	5	10
Interest expense	(69)	(71)	(139)	(141)
Other income (expense)	(3)	4	(18)	2
Income (loss) from continuing operations before income taxes	(87)	(186)	631	79
Income tax benefit	(144)	(143)	(30)	(143)
Net income (loss) from continuing operations	57	(43)	661	222
Income from discontinued operations, net of tax	1	821	7	861
Net income	58	778	668	1,083
Less: Net income attributable to noncontrolling interests	10	9	26	23
Net income attributable to Aon shareholders	$48	$769	$642	$1,060
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.19	$(0.20)	$2.55	$0.75
Discontinued operations	—	3.13	0.03	3.24
Net income	$0.19	$2.93	$2.58	$3.99
Weighted average ordinary shares outstanding - diluted	247.4	262.4	248.8	265.7
Revenue
Total revenue increased by 8%, or $193 million, in the second quarter of 2018 compared to the second quarter of 2017. This change reflects 5% organic revenue growth, a 3% increase related to acquisitions, net of divestitures, and a 2% favorable impact from foreign currency exchange rates. For the first six months of 2018, revenue increased by 19%, or $902 million, compared to the prior year period. This change reflects 8% related to the adoption of the new revenue recognition standard in 2018, 4% organic revenue growth, a 4% favorable impact from foreign currency exchange rates, and a 3% increase related to acquisitions, net of divestitures.
Commercial Risk Solutions organic revenue growth was 6% in the second quarter of 2018 and 5% in the first six months of 2018 compared to the prior year periods, driven by strong growth globally across most geographies, highlighted by particular strength in North America driven by new business generation and strong management of the renewal book portfolio.

Reinsurance Solutions organic revenue growth was 8% in the second quarter of 2018 and 6% in the first six months of 2018 compared to the prior year periods, driven by net new business generation in treaty and strong growth in facultative placements, partially offset by a modest decline in capital markets transactions given the prior year period benefited from record catastrophe bond issuance during the mid-year renewal season.
Retirement Solutions organic revenue growth was 3% in the second quarter of 2018 reflecting solid growth in core actuarial retirement driven by an increase in volume and rates across North America and the EMEA region, as well as solid growth in our talent practice for assessment services and in our rewards practice for data-driven services. In investment consulting, double-digit growth in our core delegated investment management business was more than offset by an unfavorable impact from the timing of certain performance-based fees earned in the prior year quarter. Organic revenue growth was 1% in the first six months of 2018 compared to the prior year periods, driven by growth in core actuarial retirement and in the talent practice for assessment services, partially offset by the impact from the timing of certain performance-based fees in investment consulting.
Health Solutions organic revenue growth was 7% in the second quarter of 2018 driven by growth across every major geography, highlighted by particular strength in the U.S. and double-digit growth in both Latin America and Asia. Strength in the U.S. was highlighted by another quarter of strong growth in voluntary benefits, an area where we have seen increasing client demand. Organic revenue growth was 2% in the first six months of 2018 compared to the prior year periods, driven by solid growth globally in health and benefits brokerage, partially offset by a decline in project-related work that benefited the prior year period in the health care exchange business.
Data & Analytic Services organic revenue growth was (4)% in the second quarter of 2018 and (1)% in the first six months of 2018 compared to the prior year periods, driven by the anticipated near-term unfavorable impact from changes in certain client contracts, most notably the transition of a certain government contract in our flood business, partially offset by solid growth internationally in our core Affinity business.
Compensation and Benefits
Compensation and benefits increased $28 million, or 2%, in the second quarter of 2018 compared to the second quarter of 2017. This increase was primarily driven by a $55 million increase in expenses related to acquisitions, net of divestitures, a $32 million unfavorable impact from foreign currency translation, a $13 million increase related to adoption of the new revenue recognition standard in 2018, and an increase in expense associated with 5% organic revenue growth, partially offset by a $69 million decrease in restructuring costs and $44 million of incremental savings related to restructuring and other operational improvement initiatives. For the first six months of 2018, compensation and benefits increased $175 million, or 6%, compared to the first six months of 2017. The increase was primarily driven by a $110 million unfavorable impact from foreign currency translation, a $106 million increase in expenses related to acquisitions, net of divestitures, a $78 million increase related to adoption of the new revenue recognition standard in 2018, and an increase in expense associated with 4% organic revenue growth, partially offset by a $139 million decrease in restructuring costs and $94 million of incremental savings related to restructuring and other operational improvement initiatives.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $25 million, or 26%, in the second quarter of 2018 compared to the second quarter of 2017. This increase was primarily driven by a $13 million increase in investments supporting growth initiatives and GDPR compliance, a $5 million increase in expenses related to acquisitions, net of divestitures, and a $2 million unfavorable impact from foreign currency translation. For the first six months of 2018, Information technology increased $52 million, or 28%, compared to the first six months of 2017. This increase was primarily driven by a $10 million increase in expenses related to acquisitions, net of divestitures, an $8 million increase in restructuring costs, a $5 million unfavorable impact from foreign currency translation, and an increase in investments supporting growth initiatives and GDPR compliance.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $10 million, or 12%, in the second quarter of 2018 compared to the second quarter of 2017. This increase was primarily driven by a $9 million increase in restructuring costs and a $3 million increase related to acquisitions, net of divestitures, partially offset by $1 million of incremental savings related to restructuring and other operational improvement initiatives. For the first six months of 2018, Premises increased $19 million, or 11%, compared to the first six months of 2017. This increase was primarily driven by a $9 million increase in restructuring costs, a $7 million unfavorable impact from foreign currency translation, and a $6 million increase related to acquisitions, net of divestitures, partially offset by $3 million of incremental savings related to restructuring and other operational improvement initiatives.

Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $7 million, or 13%, in the second quarter of 2018 compared to the second quarter of 2017. This decrease was primarily driven by a decrease in overall expense as we continue to optimize our portfolio. For the first six months of 2018, Depreciation of fixed assets decreased $22 million, or 20%, compared to the first six months of 2017. This decrease was primarily driven by a $15 million decrease in restructuring costs related to fixed asset write-offs and a decrease in overall expense as we continue to optimize our IT and real estate portfolios.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $178 million, or 39%, in the second quarter of 2018 compared to the second quarter of 2017 due to a $204 million net decrease in impairment charges, partially offset by a $19 million increase in accelerated amortization related to tradenames. For the first six months of 2018, Amortization and impairment of intangible assets decreased $111 million, or 22%, compared to the first six months of 2017. This decrease was primarily due to a $204 million net decrease in impairment charges, partially offset by a $73 million increase in accelerated amortization related to tradenames.
Other General Expenses
Other general expenses in the second quarter of 2018 increased $204 million, or 62%, compared to the second quarter of 2017 due primarily to a $103 million increase in legacy litigation, a $102 million increase in restructuring costs, and an increase in expense associated with 5% organic revenue growth, partially offset by a $34 million decrease of costs related to regulatory and compliance matters. For the first six months of 2018, Other general expenses increased $214 million, or 33%, compared to the prior year period. This increase was primarily driven by a $107 million increase in restructuring costs, $103 million increase in legacy litigation, a $15 million unfavorable impact from foreign currency translation, an $11 million increase related to acquisitions, net of divestitures, and an increase in expense associated with 4% organic revenue growth, partially offset by a $34 million decrease of costs related to regulatory and compliance matters.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the second quarter of 2018, Interest income was $1 million, compared to $8 million during the prior year period. For the first six months of 2018, Interest income was $5 million, a decrease from $10 million for the prior year period. The decrease in both periods reflects additional income earned on the proceeds of the Divested Business in the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $69 million during the second quarter of 2018, a decrease from $71 million for the prior year period. For the first six months of 2018, Interest expense was $139 million, a decrease of $2 million from the prior year period. This decrease was due to a modest decrease in term debt outstanding.
Other Income (Expense)
Other expense was $3 million for the second quarter of 2018, compared to other income of $4 million for the second quarter of 2017. Other expense for the second quarter of 2018 primarily includes $27 million of losses on financial instruments and $7 million of pension and other postretirement expense, partially offset by $29 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income of $4 million in the second quarter of 2017 primarily includes pension and other post-retirement income, partially offset by losses on financial instruments. Other expense was $18 million for the first six months of 2018, compared to other income of $2 million for the prior year period. Other expense for the first six months of 2018 primarily includes $27 million of losses on financial instruments, partially offset by $13 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income for the first six months of 2017 primarily includes pension and other post-retirement income, partially offset by net losses due to the unfavorable impact of exchange rates on the remeasurement of monetary assets and liabilities in non-functional currencies and losses on certain foreign exchange hedging programs.

Income From Continuing Operations before Income Taxes
Due to the factors discussed above, losses from continuing operations before income taxes for the second quarter of 2018 was $87 million, a 53% increase from losses of $186 million in the second quarter of 2017, and income from continuing operations before income taxes was $631 million for the first six months of 2018, a 699% increase from $79 million from the first six months of 2017.
Income Taxes From Continuing Operations
The effective tax rates on net income from continuing operations were 165.5% and 76.9% for the second quarters of 2018 and 2017, respectively. The effective tax rates on net income from continuing operations were (4.8)% and (181.0)% for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the Company reported a tax benefit of $30 million on pretax income of $631 million, which resulted in an effective tax rate of (4.8)%. The primary drivers of the year-to-date tax rate include the following:

•	The geographical distribution of income including restructuring charges and legacy litigation as well as the impairment of certain assets and liabilities classified as held for sale.

•
Certain discrete items including the net tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale, the impact of share-based payments, changes in uncertain tax positions, and the deferred remeasurement related to the anticipated acceleration of contributions to the qualified U.S. pension plan.

Net Income from Discontinued Operations
Net income from discontinued operations decreased $820 million in the second quarter of 2018 and $854 million in the first six months of 2018 as compared to the prior year periods due to the execution of the sale of the Divested Business on May 2, 2017.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2018 decreased to $48 million, or $0.19 per diluted share, from $769 million, or $2.93 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2018 decreased to $642 million, or $2.58 per diluted share, from $1,060 million, or $3.99 per diluted share, in the prior year period.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Financial Statements.
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, acquisitions, divestitures, transfers between revenue lines, and fiduciary investment income.  This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended
	June 30, 2018	June 30, 2017	% Change	Revenue Recognition (1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Revenue
Commercial Risk Solutions	$1,166	$1,042	12%	—%	2%	—%	4%	6%
Reinsurance Solutions	380	344	10	—	2	1	(1)	8
Retirement Solutions	431	389	11	—	3	—	5	3
Health Solutions	309	312	(1)	(11)	1	—	2	7
Data & Analytic Services	277	285	(3)	(2)	1	—	2	(4)
Elimination	(2)	(4)	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,561	$2,368	8%	(2)%	2%	—%	3%	5%

	Six Months Ended
	Jun 30, 2018	Jun 30, 2017	% Change	Revenue Recognition (1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Revenue
Commercial Risk Solutions	$2,350	$2,026	16%	—%	4%	—%	7%	5%
Reinsurance Solutions	1,122	715	57	47	3	—	1	6
Retirement Solutions	855	775	10	(1)	4	—	6	1
Health Solutions	760	684	11	4	3	—	2	2
Data & Analytic Services	571	553	3	—	2	—	2	(1)
Elimination	(7)	(4)	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$5,651	$4,749	19%	8%	4%	—%	3%	4%

(1)	Revenue Recognition represents the impact of Aon’s adoption of new revenue recognition standard, effective for Aon in the first quarter of 2018.

(2)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(3)
Fiduciary investment income for the three months ended June 30, 2018 and 2017, respectively, was $12 million and $7 million. Fiduciary investment income for the six months ended June 30, 2018 and 2017, respectively, was $22 million and $13 million.

(4)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, acquisitions, divestitures, transfers between business units, and fiduciary investment income.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of the Company.  Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue from continuing operations	$2,561	$2,368	$5,651	$4,749

Operating income from continuing operations - as reported	$(16)	$(127)	$783	$208
Amortization and impairment of intangible assets	282	460	392	503
Restructuring	195	155	269	299
Legacy Litigation	103	—	103	—
Regulatory and compliance matters	—	34	—	34
Operating income from continuing operations - as adjusted	$564	$522	$1,547	$1,044

Operating margin from continuing operations - as reported	(0.6)%	(5.4)%	13.9%	4.4%
Operating margin from continuing operations - as adjusted	22.0%	22.0%	27.4%	22.0%
Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, along with pension settlements and related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements and Notes thereto.
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$(16)	$580	$564
Interest income	1	—	1
Interest expense	(69)	—	(69)
Other income (expense) (1)	(3)	16	13
Income before income taxes from continuing operations	(87)	596	509
Income taxes (2)	(144)	219	75
Net income from continuing operations	57	377	434
Income from discontinued operations, net of tax (3)	1	(1)	—
Net income	58	376	434
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$48	$376	$424

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.19	$1.52	$1.71
Discontinued operations	—	—	—
Net income	$0.19	$1.52	$1.71

Weighted average ordinary shares outstanding - diluted	247.4	—	247.4
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	165.5%		14.7%
Discontinued Operations - U.S. GAAP	1.7%		63.7%

	Three Months Ended June 30, 2017
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$(127)	$649	$522
Interest income	8	—	8
Interest expense	(71)	—	(71)
Other income (expense)	4	—	4
Income before income taxes from continuing operations	(186)	649	463
Income taxes (2)	(143)	215	72
Net income from continuing operations	(43)	434	391
Income from discontinued operations, net of tax (3)	821	(799)	22
Net income	778	(365)	413
Less: Net income attributable to noncontrolling interests	9	—	9
Net income attributable to Aon shareholders	$769	$(365)	$404

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$(0.20)	$1.65	$1.45
Discontinued operations	3.13	(3.05)	0.08
Net income	$2.93	$(1.40)	$1.53

Weighted average ordinary shares outstanding - diluted	262.4	1.9	264.3
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	76.9%		15.6%
Discontinued Operations - U.S. GAAP	59.0%		16.2%

	Six Months Ended June 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$783	$764	$1,547
Interest income	5	—	5
Interest expense	(139)	—	(139)
Other income (expense) (1)	(18)	23	5
Income before income taxes from continuing operations	631	787	1,418
Income taxes (2)	(30)	255	225
Net income from continuing operations	661	532	1,193
Income from discontinued operations, net of tax (3)	7	(9)	(2)
Net income	668	523	1,191
Less: Net income attributable to noncontrolling interests	26	—	26
Net income attributable to Aon shareholders	$642	$523	$1,165

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$2.55	$2.14	$4.69
Discontinued operations	0.03	(0.04)	(0.01)
Net income	$2.58	$2.10	$4.68

Weighted average ordinary shares outstanding - diluted	248.8	—	248.8
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	(4.8)%		15.9%
Discontinued Operations - U.S. GAAP	14.7%		49.3%

	Six Months Ended June 30, 2017
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$208	$836	$1,044
Interest income	10	—	10
Interest expense	(141)	—	(141)
Other income (expense)	2	—	2
Income before income taxes from continuing operations	79	836	915
Income taxes (2)	(143)	265	122
Net income from continuing operations	222	571	793
Income from discontinued operations, net of tax (3)	861	(791)	70
Net income	1,083	(220)	863
Less: Net income attributable to noncontrolling interests	23	—	23
Net income attributable to Aon shareholders	$1,060	$(220)	$840

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.75	$2.15	$2.90
Discontinued operations	3.24	(2.98)	0.26
Net income	$3.99	$(0.83)	$3.16

Weighted average ordinary shares outstanding - diluted	265.7	—	265.7
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	(181.0)%		13.3%
Discontinued Operations - U.S. GAAP	58.1%		25.9%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $16 million for the three months ended June 30, 2018 and $23 million for the six months ended June 30, 2018.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rates.  In addition, tax expense excludes the tax impacts of the anticipated sale of the disposal group as well as adjustments to the provisional estimates of the impact of US Tax Reform recorded pursuant to SAB 118.

(3)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $1 million and $9 million for the three and six months ended June 30, 2018, respectively. Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $798 million and $798 million and $0 million and $11 million of intangible asset amortization for the three and six months ended June 30, 2017, respectively. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported cash provided by continuing operating activities is as follows (in millions):

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Provided by Continuing Operating Activities	$413	$436
Capital Expenditures Used for Continuing Operations	(111)	(82)
Free Cash Flow Provided By Continuing Operations	$302	$354
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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a an unfavorable impact of $0.02 and a favorable impact of $0.14, respectively, on net income per diluted share during the three and six months ended June 30, 2018. Currency fluctuations had a $0.05 impact on net income per diluted share during the three and six months ended June 30, 2017, when 2016 results were translated at 2017 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had no impact and a favorable impact of $0.19, respectively, on adjusted net income per diluted share during the three and six months ended June 30, 2018. Currency fluctuations had a favorable impact of $0.02 and $0.01, respectively, on adjusted net income per diluted share during the three and six months ended June 30, 2017, when 2016 results were translated at 2017 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), is conducting a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K. The CMA is assessing whether any feature or combination of features in the target market prevents, restricts, or distorts competition.  The CMA issued a provisional decision report on July 18, 2018. A final decision is due to be published by March 13, 2019.
Financial Conduct Authority
The FCA is conducting a market study to assess how effectively competition is working in the wholesale insurance broker sector in the UK in which Aon, through its subsidiaries, participates. The FCA has indicated that the purpose of a market study is to assess the extent to which the market is working well in the interests of customers and to identify features of the market that may impact competition.  Depending on the study’s findings, the FCA may require remedies in order to correct any features found to be preventing, restricting, or distorting competition. The study is ongoing and we are unable to estimate the impact, if any, on Aon’s business at this time.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates.  Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting.  Our Fiduciary assets included cash and short-term investments of $3.8 billion and $3.7 billion at June 30, 2018 and December 31, 2017, respectively, and fiduciary receivables of $6.6 billion and $5.9 billion at June 30, 2018 and December 31, 2017, respectively.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2018, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
As of June 30, 2018, our investments in money market funds had a fair value of $1.7 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of June 30, 2018 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$487	$—	$2,303	$2,790
Money market funds	—	173	1,536	1,709
Cash and short-term investments	487	173	3,839	4,499
Fiduciary receivables	—	—	6,637	6,637
Total	$487	$173	$10,476	$11,136
Cash and cash equivalents decreased $269 million in 2018. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash provided by operating activities - continuing operations	$413	$436
Cash provided by investing activities - continuing operations	$179	$1,508
Cash used for financing activities - continuing operations	$(798)	$(1,770)
Net cash flows from discontinued operations	$—	$45
Effect of exchange rates changes on cash and cash equivalents	$(63)	$34
Operating Activities
Net cash provided by operating activities for continuing operations during the six months ended June 30, 2018 decreased $23 million, or 5%, from the prior year period to $413 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $84 million for the six months ended June 30, 2018, as compared to $79 million for the six months ended June 30, 2017. For the remainder of 2018, we expect to contribute approximately $173 million in cash to our pension plans, including contributions to non-U.S. pension plans which are subject to changes in foreign exchange rates. This includes our anticipated acceleration of contributions to the qualified U.S. pension plan of approximately $100 million in the third quarter of 2018, which will allow the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.
Restructuring Plan
In 2017, we initiated the Restructuring Plan in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,200 to 4,800 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,025 million through the end of the plan, consisting of approximately $420 million in employee termination costs, $130 million in technology rationalization costs, $60 million in real estate consolidation costs, $40 million in non-cash asset impairments, and $375 million in other costs including certain separation costs associated with the sale of the Divested Business. We estimate that our annualized savings from the Restructuring Plan will be approximately $450 million by the end of 2019.
From the inception of the Restructuring Plan through June 30, 2018, the Company has eliminated 3,337 positions and a total of $766 million of restructuring and related separation charges have been incurred.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following summarizes restructuring and separation costs by type that have been incurred through June 30, 2018 and are estimated to be incurred through the end of the Restructuring Plan. Estimated costs may be revised in future periods as these assumptions are updated (in millions):

	Three months ended June 30, 2018	Six months ended June 30, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$33	$66	$365	$55	$420
Technology rationalization (2)	8	18	51	79	130
Lease consolidation (2)	10	13	21	39	60
Asset impairments	8	9	35	5	40
Other costs associated with restructuring and separation (2) (3)	136	163	294	81	375
Total restructuring and related expenses	$195	$269	$766	$259	$1,025

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended June 30, 2018 were $0 million, $10 million, and $75 million; for the six months ended June 30, 2018 were $1 million, $12 million, and $79 million; and since inception of the Restructuring Plan were $2 million, $20 million, and $82 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $82 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of June 30, 2018, the changes in our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2017	$186
Expensed	260
Cash payments	(248)
Foreign currency translation and other	(2)
Balance as of June 30, 2018	$196
Investing Activities
Cash flow provided by investing activities in continuing operations was $179 million during the six months ended June 30, 2018, a decrease of $1,329 million compared to prior year period. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $356 million as compared to December 31, 2017. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds.  These money market funds are held throughout the world with various financial institutions.  We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

Acquisitions and Dispositions of Businesses
During the first six months of 2018, the Company completed the acquisition of five businesses for a total consideration of $59 million and one business was sold for an insignificant amount.
During the first six months of 2017, the Company completed the acquisition of four businesses for a total consideration of $176 million and the sale of four businesses for a net cash outflow of $2 million due to an excess of cash sold, excluding the sale of the Divested Business.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $111 million in 2018 and $82 million in 2017, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities in continuing operations during the six months ended June 30, 2018 was $798 million, a decrease of $972 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three months ended June 30		Six months ended June 30
	2018	2017 (1)	2018	2017 (1)
Shares repurchased	2.8	8.0	6.7	9.1
Average price per share	$141	$129	$141	$127
Costs recorded to retained earnings:
Total repurchase cost	$400	$1,030	$950	$1,154
Additional associated costs	2	5	5	6
Total costs recorded to retained earnings	$402	$1,035	$955	$1,160

(1)
Included in the 8.0 million shares and 9.1 million shares repurchased during the three and six months ended June 30, 2017, respectively, were 0.5 million shares that did not settle until July 2017. These shares were settled at an average price per share of $133.24 and total cost of $60 million.

At June 30, 2018, the remaining authorized amount for share repurchase under the Repurchase Program is approximately $4.5 billion. Under the Repurchase Program, we have repurchased a total of 115.0 million shares for an aggregate cost of approximately $10.5 billion. For further information regarding share repurchases made during the second quarter of 2018, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2018 was $6.5 billion, an increase of $492 million compared to December 31, 2017. On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and were repaid in full. Further, commercial paper activity during the three and six months ended June 30, 2018 and 2017 is as follows (in millions):

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017
Total issuances (1)	$1,746	$654	$2,551	$1,648
Total repayments	$(1,321)	$(1,050)	$(1,732)	$(1,997)
Net issuances	$425	$(396)	$819	$(349)

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2018 and December 31, 2017, we had distributable reserves in excess of $2.9 billion and $1.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
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
As of June 30, 2018, we had two committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2021 and our $400 million multi-currency U.S. credit facility expiring in October 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2018, we did not have borrowings under either the 2021 or the 2022 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended June 30, 2018.
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
The major rating agencies’ ratings of our debt at July 27, 2018 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business

In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of June 30, 2018, the undiscounted maximum potential future payments under the lease guarantee were $93 million, with an estimated fair value of $20 million. No cash payments were made in connection to the lease commitments during the three months ended June 30, 2018.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of June 30, 2018, the undiscounted maximum potential future payments under the performance guarantees were $200 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended June 30, 2018.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $93 million at June 30, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2018, compared to $95 million at December 31, 2017.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 17 “Commitments and Contingencies” to the Financial Statements, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”) other than those described below.
Revenue Recognition

The Company recognizes revenue when control of the promised services are transferred to the customer in the amount that best reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, the Company assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, the Company allocates consideration based on their relative fair values.

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
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  Revenue primarily includes insurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy or over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data.

Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets.  Revenue primarily includes reinsurance commissions and fees for services rendered. Revenues will generally be recognized at a point in time upon the effective date of the underlying policy or over the term of the arrangement to depict the transfer of control of services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance.  Revenue consists primarily of fees paid by clients for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements are typically recognized at a point-in-time upon completion of the service or over-time to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For consulting arrangements recognized over-time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the goods or services to the customer, utilizing an appropriate input or output measure. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue.
Health Solutions includes health and benefits brokerage and healthcare exchanges.  Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is typically recognized at the effective date of the underlying policy or over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Revenues from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations.
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
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Accounting Principles and Practices” to the Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies.  Our U.K. subsidiaries earn a portion of their revenue in U.S. Dollars, Euro, and Japanese Yen, but most of their expenses are incurred in British Pounds.  At June 30, 2018, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. Dollar, Euro, and Japanese Yen transactions for the years ending December 31, 2018 and 2019, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would decrease by $0.02 and increase by $0.14, respectively, during the three and six months ended June 30, 2018.  Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have no impact and increase by $0.19, respectively, during the three and six months ended June 30, 2018 if we were to translate prior year results at current quarter exchange rates.
Effective July 1, 2018, Argentina was designated as a highly inflationary economy and therefore the functional currency for our Argentina subsidiaries became the U.S. dollar.  As a result, the impact of Argentine peso currency fluctuations in these subsidiaries will be reported within the Condensed Consolidated Statement of Income prospectively.  We are undergoing steps to limit this exposure, and do not expect a material impact to be to the Financial Statements. Revenue from our Argentine operations was less than 1 % of our consolidated revenue for the three and six months ended June 30, 2018 and 2017.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2018.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our

SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
See Note 17 “Commitments and Contingencies — Legal” to the Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/18 - 4/30/18	716,285	$141.87	716,285	$4,768,497,989
5/1/18 - 5/31/18	1,458,981	$141.51	1,458,981	$4,562,037,700
6/1/18 - 6/30/18	656,960	$139.92	656,960	$4,470,117,657
	2,832,226	$141.23	2,832,226	$4,470,117,657

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.

We did not make any unregistered sales of equity in the second quarter of 2018.
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

Aon plc
(Registrant)

July 27, 2018	By:	/s/ Michael Neller
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