Form 10-Q
period 2018-09-30
Aon plc
filed 2018-10-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
+44 20 7623 5500
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 25, 2018:  240,844,114

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Total revenue	$2,349	$2,340	$8,000	$7,089
Expenses
Compensation and benefits	1,392	1,428	4,502	4,363
Information technology	125	109	363	295
Premises	94	89	283	259
Depreciation of fixed assets	40	40	126	148
Amortization and impairment of intangible assets	100	101	492	604
Other general expenses	336	317	1,189	956
Total operating expenses	2,087	2,084	6,955	6,625
Operating income	262	256	1,045	464
Interest income	—	10	5	20
Interest expense	(69)	(70)	(208)	(211)
Other income (expense)	1	4	(17)	6
Income from continuing operations before income taxes	194	200	825	279
Income tax expense (benefit)	39	4	9	(139)
Net income from continuing operations	155	196	816	418
Net income (loss) from discontinued operations	(2)	(4)	5	857
Net income	153	192	821	1,275
Less: Net income attributable to noncontrolling interests	6	7	32	30
Net income attributable to Aon shareholders	$147	$185	$789	$1,245

Basic net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.61	$0.74	$3.18	$1.49
Discontinued operations	(0.01)	(0.02)	0.02	3.28
Net income	$0.60	$0.72	$3.20	$4.77
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.61	$0.73	$3.17	$1.48
Discontinued operations	(0.01)	(0.01)	0.02	3.26
Net income	$0.60	$0.72	$3.19	$4.74
Cash dividends per share paid on ordinary shares	$0.40	$0.36	$1.16	$1.05
Weighted average ordinary shares outstanding - basic	244.0	255.6	246.2	260.9
Weighted average ordinary shares outstanding - diluted	245.6	257.3	247.7	262.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$153	$192	$821	$1,275
Less: Net income attributable to noncontrolling interests	6	7	32	30
Net income attributable to Aon shareholders	147	185	789	1,245
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	1	11	14	13
Foreign currency translation adjustments	(50)	243	(263)	434
Postretirement benefit obligation	(62)	18	108	56
Total other comprehensive income (loss)	(111)	272	(141)	503
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(3)	7	(6)	3
Total other comprehensive income (loss) attributable to Aon shareholders	(108)	265	(135)	500
Comprehensive income attributable to Aon shareholders	$39	$450	$654	$1,745
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$484	$756
Short-term investments	167	529
Receivables, net	2,656	2,478
Fiduciary assets	9,314	9,625
Other current assets	727	289
Total current assets	13,348	13,677
Goodwill	8,282	8,358
Intangible assets, net	1,260	1,733
Fixed assets, net	594	564
Deferred tax assets	476	389
Prepaid pension	1,208	1,060
Other non-current assets	434	307
Total assets	$25,602	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,600	$1,961
Short-term debt and current portion of long-term debt	741	299
Fiduciary liabilities	9,314	9,625
Other current liabilities	988	870
Total current liabilities	12,643	12,755
Long-term debt	5,665	5,667
Deferred tax liabilities	273	127
Pension, other postretirement, and postemployment liabilities	1,603	1,789
Other non-current liabilities	1,090	1,102
Total liabilities	21,274	21,440

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2018 - 241.2; 2017 - 247.6)	2	2
Additional paid-in capital	5,850	5,775
Retained earnings	2,042	2,302
Accumulated other comprehensive loss	(3,632)	(3,496)
Total Aon shareholders' equity	4,262	4,583
Noncontrolling interests	66	65
Total equity	4,328	4,648
Total liabilities and equity	$25,602	$26,088
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at December 31, 2017	247.6	$5,777	$2,302	$(3,496)	$65	$4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	789	—	32	821
Shares issued - employee stock compensation plans	2.4	(139)	(1)	—	—	(140)
Shares purchased	(8.8)	—	(1,256)	—	—	(1,256)
Share-based compensation expense	—	214	—	—	—	214
Dividends to shareholders	—	—	(285)	—	—	(285)
Net change in fair value of financial instruments	—	—	—	14	—	14
Net foreign currency translation adjustments	—	—	—	(257)	(6)	(263)
Net postretirement benefit obligation	—	—	—	108	—	108
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(24)	(24)
Balance at September 30, 2018	241.2	$5,852	$2,042	$(3,632)	$66	$4,328

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2017	262.0	$5,580	$3,856	$(3,912)	$57	$5,581
Net income	—	—	1,245	—	30	1,275
Shares issued - employee stock compensation plans	3.3	(117)	—	—	—	(117)
Shares purchased	(14.5)	—	(1,913)	—	—	(1,913)
Share-based compensation expense	—	214	—	—	—	214
Dividends to shareholders	—	—	(274)	—	—	(274)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	431	3	434
Net postretirement benefit obligation	—	—	—	56	—	56
Purchases of shares from noncontrolling interests	—	(4)	—	—	(1)	(5)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(17)	(17)
Balance at September 30, 2017	250.8	$5,673	$2,914	$(3,412)	$72	$5,247
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net income	$821	$1,275
Less: Net income from discontinued operations	5	857
Adjustments to reconcile net income to cash provided by operating activities:
Loss from sales of businesses, net	4	2
Depreciation of fixed assets	126	148
Amortization and impairment of intangible assets	492	604
Share-based compensation expense	214	214
Deferred income taxes	(128)	(208)
Change in assets and liabilities:
Fiduciary receivables	766	986
Short-term investments — funds held on behalf of clients	(731)	(701)
Fiduciary liabilities	(35)	(285)
Receivables, net	(11)	144
Accounts payable and accrued liabilities	(331)	(237)
Restructuring reserves	14	170
Current income taxes	(137)	(785)
Pension, other postretirement and postemployment liabilities	(223)	(142)
Other assets and liabilities	139	(39)
Cash provided by operating activities - continuing operations	975	289
Cash provided by operating activities - discontinued operations	—	64
Cash provided by operating activities	975	353
Cash flows from investing activities
Proceeds from investments	30	43
Payments for investments	(65)	(55)
Net sales (purchases) of short-term investments — non-fiduciary	356	(1,344)
Acquisition of businesses, net of cash acquired	(50)	(172)
Sale of businesses, net of cash sold	(8)	4,194
Capital expenditures	(179)	(125)
Cash provided by investing activities - continuing operations	84	2,541
Cash used for investing activities - discontinued operations	—	(19)
Cash provided by investing activities	84	2,522
Cash flows from financing activities
Share repurchase	(1,272)	(1,888)
Issuance of shares for employee benefit plans	(139)	(118)
Issuance of debt	3,960	1,651
Repayment of debt	(3,498)	(1,998)
Cash dividends to shareholders	(285)	(274)
Noncontrolling interests and other financing activities	(21)	(21)
Cash used for financing activities - continuing operations	(1,255)	(2,648)
Cash used for financing activities - discontinued operations	—	—
Cash used for financing activities	(1,255)	(2,648)
Effect of exchange rates on cash and cash equivalents	(76)	91
Net increase (decrease) in cash and cash equivalents	(272)	318
Cash and cash equivalents at beginning of period	756	431
Cash and cash equivalents at end of period	$484	$749
Supplemental disclosures:
Interest paid	$172	$195
Income taxes paid, net of refunds	$274	$854
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”).  All intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2018.
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

Upon adoption of the guidance, the presentation of the results reflect a change in Operating income (loss) offset by an equal and offsetting change in Other income (expense) for the period ended September 30, 2017 as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating income (loss) (1)	$265	$(9)	$256	$490	$(26)	$464
Other income (expense)	$(5)	$9	$4	$(20)	$26	$6

(1)	Reclassification from Operating income is recorded in Compensation and benefits.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory. The guidance requires that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, or impaired). The Company has applied the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance was effective for Aon in the first quarter of 2018. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Deferred tax assets of $23 million, an increase to Deferred tax liabilities of $12 million, and a decrease to Other non-current assets of $26 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $15 million decrease to Retained earnings. For the three and nine months ended September 30, 2018, the impact of adopting this guidance on the Condensed Consolidated Statement of Income was insignificant.
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
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. The Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the exception of the amendments related to equity securities without readily determinable fair values, including disclosure requirements, which were applied prospectively. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Accumulated other comprehensive loss of $1 million on the Condensed Consolidated Statement of Financial Position through a cumulative adjustment of $1 million increase to Retained earnings. For the three and nine months ended September 30, 2018, the impact of adopting this guidance on the Condensed Consolidated Statement of Income was insignificant.
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

The following tables summarize the impacts of adopting ASC 606 on the Company’s Condensed Consolidated Statement of Income, Financial Position, and Cash Flows as of and for the three and nine months ended September 30, 2018.
Condensed Consolidated Statement of Income

	Three months ended September 30, 2018			Nine Months Ended September 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenue
Total revenue	$2,349	$142	$2,491	$8,000	$(268)	$7,732
Expenses
Compensation and benefits	$1,392	$36	$1,428	$4,502	$(42)	$4,460
Other general expenses	$336	$1	$337	$1,189	$3	$1,192
Income taxes	$39	$21	$60	$9	$(54)	$(45)
Adoption of ASC 606 had an unfavorable impact of $84 million on net income from continuing operations, or $0.34 per share, for the three months ended September 30, 2018, and a favorable impact of $175 million on net income from continuing operations, or $0.71 per share, for the nine months ended September 30, 2018.
Condensed Consolidated Statement of Financial Position

	As of September 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Assets
Receivables, net	$2,656	$(494)	$2,162
Other current assets	$727	$(227)	$500
Deferred tax assets	$476	$128	$604
Other non-current assets	$434	$(150)	$284

Liabilities
Other current liabilities	$988	$(13)	$975
Deferred tax liabilities	$273	$(59)	$214
Other non-current liabilities	$1,090	$2	$1,092

Equity
Total equity	$4,328	$(673)	$3,655
Condensed Consolidated Statement of Cash Flows

	Nine months ended September 30, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Cash flows from operating activities
Net income	$821	$(175)	$646
Deferred income taxes	$(128)	$(16)	$(144)
Receivables, net	$(11)	$244	$233
Accounts payable and accrued liabilities	$(331)	$8	$(323)
Current income taxes	$(137)	$(37)	$(174)
Other assets and liabilities	$139	$(24)	$115
The adoption of ASC 606 had no impact on total Cash Provided by Operating Activities.

Refer to Note 3 “Revenue from Contracts with Customers” to the Financial Statements for further information.
Accounting Standards Issued But Not Yet Adopted
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted-average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The guidance is effective for Aon in the first quarter of 2021 with early adoption permitted and will be applied retrospectively. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Reform Act”). In addition, the entity is required to provide certain disclosures regarding stranded tax effects. The guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted, including adoption in any interim period. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company does not anticipate electing to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings and expects to adopt the disclosure guidance in the first quarter of 2019. Refer to Note 11 “Income Taxes” for further discussion of the Tax Reform Act.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amends its hedge accounting model to enable entities to better portray their risk management activities in the Financial Statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the effect of a hedging instrument to be presented in the same income statement line as the hedged item. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The new guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.
Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. Aon is currently evaluating the impact that the guidance will have on its Financial Statements, as well as the period of adoption.

Leases
In February 2016, the FASB issued a new accounting standard on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new standard, a lessee should recognize in the Condensed Consolidated Statement of Financial Position a liability to make future lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP standards. The new standard will be effective for the Company in the first quarter of 2019, with early adoption permitted and must be applied using a modified retrospective transition approach. In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Under this transition method, an entity's reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The Company expects to adopt the new standard as of January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB. Additionally, the Company will provide expanded lease disclosures required under the new standard in the first quarter of 2019.
The modified retrospective approach includes several optional practical expedients that entities may elect to apply upon transition. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company has determined it will not elect the practical expedient related to hindsight and is currently evaluating all other practical expedients and accounting policy elections that will be applied.
The Company is on schedule to implement the standard as of January 1, 2019 and has executed a comprehensive approach to identify arrangements that may contain a lease, has performed completeness assessments over the identified lease population and has implemented system solutions and processes to appropriately account for the lease right-of-use assets and lease liabilities upon transition and on an ongoing basis. Further, control activities related to the adoption of this standard have been designed and begun to be implemented.
Aon expects to recognize significant lease liabilities and corresponding right of use assets on its Condensed Consolidated Statements of Financial Position related to its portfolio of operating leases, but is unable to provide quantitative information at this time. The Company does not anticipate that the new standard will have a significant impact on the Condensed Consolidated Statements of Income or the Condensed Consolidated Statements of Cash Flows.
3. Revenue from Contracts with Customers
The Company generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services provided to them, and fees from customers. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which the Company acts. Compensation from insurance and reinsurance companies includes: (1) fees for consulting and analytics services and (2) fees and commissions for administrative and other services provided to or on behalf of insurers. In Aon’s capacity as an insurance and reinsurance broker, the service promised to the customer is placement of an effective insurance or reinsurance policy, respectively. At the completion of the insurance or reinsurance policy placement process once coverage is effective, the customer has obtained control over the services promised by the Company. Judgment is not typically required when assessing whether the coverage is effective. Fees from clients for advice and consulting services are dependent on the extent and value of the services provided. Payment terms for the Company’s principal service lines are discussed below; the Company believes these terms are consistent with current industry practices. Significant financing components are typically not present in Aon’s arrangements.
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

Disaggregation of Revenue
The following is a description of principal service lines from which the Company generates its revenue:
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy, or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units transferred and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly, over the term of the arrangement in installments based on deposit or minimum premiums for most treaty reinsurance arrangements.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance. Revenue consists primarily of fees paid by customers for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Health Solutions includes health and benefits brokerage and healthcare exchanges. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is predominantly recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For Data & Analytic Services arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Commercial Risk Solutions	$1,029	$3,379
Reinsurance Solutions	279	1,401
Retirement Solutions	501	1,356
Health Solutions	278	1,038
Data & Analytic Services	263	834
Elimination	(1)	(8)
Total revenue	$2,349	$8,000
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
United States	$1,215	$3,456
Americas other than United States	203	683
United Kingdom	264	1,161
Europe, Middle East, & Africa other than United Kingdom	399	1,871
Asia Pacific	268	829
Total revenue	$2,349	$8,000

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

The changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Balance at beginning of period (1)	$216	$298
Additions	332	1,043
Amortization	(305)	(1,090)
Impairment	—	—
Foreign currency translation and other	5	(3)
Balance at end of period	$248	$248

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $298 million of costs to fulfill contracts with customers.

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

The changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Balance at beginning of period (1)	$144	$145
Additions	16	37
Amortization	(9)	(30)
Impairment	—	—
Foreign currency translation and other	(1)	(2)
Balance at end of period	$150	$150

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $145 million of costs to obtain contracts with customers.
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
Aon and the Buyer entered into certain transaction-related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, sub-leases, and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
The financial results of the Divested Business for the three and nine months ended September 30, 2018 and 2017 are presented as Net income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Revenue
Total revenue	$—	$—	$—	$698
Expenses
Total operating expenses	4	14	7	640
Operating income (loss) from discontinued operations	(4)	(14)	(7)	58
Other income (expense)	—	(1)	—	10
Income (loss) from discontinued operations before income taxes	(4)	(15)	(7)	68
Income tax expense (benefit)	(2)	(6)	(3)	14
Net income (loss) from discontinued operations, excluding gain	(2)	(9)	(4)	54
Gain on sale of discontinued operations, net of tax	—	5	9	803
Net income (loss) from discontinued operations	$(2)	$(4)	$5	$857
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Total operating expenses for 2017 include $8 million of depreciation of fixed assets and $11 million of intangible asset amortization for the time prior to the Company triggering held for sale criteria.

The Company’s Condensed Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations. Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. There were no Cash and cash equivalents of discontinued operations at September 30, 2017. Total proceeds received for the sale of the divested business and taxes paid as a result of the sale are recognized on the Condensed Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
5. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At September 30, 2018, Cash and cash equivalents and Short-term investments were $651 million compared to $1,285 million at December 31, 2017, a decrease of $634 million. Of the total balances, $97 million and $96 million were restricted as to their use at September 30, 2018 and December 31, 2017, respectively. Included within the September 30, 2018 and December 31, 2017 balances, respectively, was £42.8 million ($56.4 million at September 30, 2018 exchange rates) and £42.7 million ($57.1 million at December 31, 2017 exchange rates) of operating funds required to be held by the Company in the United Kingdom (the “U.K.”) by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator, which were included in Short-term investments.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Foreign currency remeasurement gain (loss)	$3	$(20)	$16	$(32)
Gain (loss) on disposal of business	(3)	—	(4)	(2)
Pension and other postretirement income (expense)	—	9	(5)	26
Equity earnings	1	2	3	11
Gain (loss) on financial instruments	—	16	(27)	6
Other	—	(3)	—	(3)
Total	$1	$4	$(17)	$6
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Balance at beginning of period	$62	$59	$59	$56
Provision charged to Other general expenses	9	5	21	16
Accounts written off, net of recoveries	(8)	—	(17)	(10)
Foreign currency translation and other	3	(5)	3	(3)
Balance at end of period	$66	$59	$66	$59

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2018	December 31, 2017
Costs to fulfill contracts with customers (1)	$248	$—
Taxes receivable	196	114
Prepaid expenses	109	126
Receivables from the Divested Business (2)	11	28
Other	163	21
Total	$727	$289

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Refer to Note 4 “Discontinued Operations” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2018	December 31, 2017
Costs to obtain contracts with customers (1)	$150	$—
Investments	52	57
Taxes receivable	75	84
Other	157	166
Total	$434	$307

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2018	December 31, 2017
Deferred revenue (1)	$266	$311
Taxes payable (2)	16	139
Other	706	420
Total	$988	$870

(1)	During the three and nine months ended September 30, 2018, $133 million and $348 million, respectively, were recognized in the Condensed Consolidated Statements of Income.

(2)	Includes a provisional estimate of $42 million for the current portion of the Transition Tax as of December 31, 2017. Refer to Note 11 “Income Taxes” for further information.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2018	December 31, 2017
Taxes payable (1)	$563	$529
Deferred revenue	52	49
Leases	157	153
Compensation and benefits	60	67
Other	258	304
Total	$1,090	$1,102
(1) Includes provisional estimates of $235 million and $222 million for the non-current portion of the Transition Tax as of September 30, 2018 and December 31, 2017, respectively. Refer to Note 11 “Income Taxes” for further information.
7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed five acquisitions during the nine months ended September 30, 2018 and seventeen acquisitions during the twelve months ended December 31, 2017. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Nine months ended September 30, 2018
Consideration transferred
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

Completed Dispositions
The Company completed two dispositions during the three months ended September 30, 2018 and three dispositions during the nine months ended September 30, 2018. The Company completed no dispositions during the three months ended September 30, 2017 and four dispositions during the nine months ended September 30, 2017, excluding the sale of the Divested Business.
Pretax losses, net of gains, were $3 million for the three months ended September 30, 2018. There were no pretax gains or losses recognized for the three months ended September 30, 2017. Pretax losses, net of gains, were $4 million for the nine months ended September 30, 2018. Total pretax losses, net of gains, recognized were $2 million for the nine months ended September 30, 2017. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
During the third quarter of 2018, Aon disposed of certain assets and liabilities that were previously classified as held for sale due to management’s decision to exit certain operations. In the second quarter of 2018, a non-cash impairment charge of $176 million was recognized to write down the assets and liabilities to a fair value less cost-to-sell of $47 million and $41 million, respectively. The impairment charge was recognized in Amortization and impairment of intangible assets on the Condensed Consolidated Statement of Income. Adjustments to the non-cash impairment charge in the third quarter were insignificant.
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
From the inception of the Restructuring Plan through September 30, 2018, the Company has eliminated 3,798 positions and incurred total expenses of $863 million for restructuring and related separation costs.  These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through September 30, 2018 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs may be revised in future periods as these assumptions are updated:

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$18	$84	$383	$37	$420
Technology rationalization (2)	12	30	63	67	130
Lease consolidation (2)	11	24	32	28	60
Asset impairments	2	11	37	3	40
Other costs associated with restructuring and separation (2) (3)	54	217	348	27	375
Total restructuring and related expenses	$97	$366	$863	$162	$1,025

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended September 30, 2018 were $1 million, $11 million, and $3 million; for the nine months ended September 30, 2018 were, respectively, $2 million, $23 million, and $82 million; and since inception of the Restructuring Plan were, respectively, $3 million, $31 million, and $85 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $85 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of September 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$186
Expensed	336
Cash payments	(322)
Foreign currency translation and other	(5)
Balance as of September 30, 2018	$195
9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2018 are as follows (in millions):

Balance as of December 31, 2017	$8,358
Goodwill related to current year acquisitions	31
Goodwill related to disposals	(3)
Goodwill related to prior year acquisitions	13
Foreign currency translation and other	(117)
Balance as of September 30, 2018	$8,282
Other intangible assets by asset class are as follows (in millions):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,305	$1,457	$848	$2,550	$1,415	$1,135
Tradenames	1,030	687	343	1,047	533	514
Technology and other	396	327	69	416	332	84
Total	$3,731	$2,471	$1,260	$4,013	$2,280	$1,733
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
The estimated future amortization for finite lived intangible assets as of September 30, 2018 is as follows (in millions):

Remainder of 2018	$100
2019	386
2020	222
2021	128
2022	85
Thereafter	339
Total	$1,260
10. Debt
Notes
On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and was repaid in full.

Revolving Credit Facilities
As of September 30, 2018, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”).
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2018, Aon did not have borrowings under the 2021 Facility or the 2022 Facility, and was in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended September 30, 2018.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at September 30, 2018. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	September 30, 2018	December 31, 2017
Commercial paper outstanding	$740	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Weighted average commercial paper outstanding	$820	$—	$566	$227
Weighted average interest rate of commercial paper outstanding	0.79%	—%	0.83%	0.18%
11. Income Taxes
The effective tax rates on net income from continuing operations were 20.1% and 1.1% for the three and nine months ended September 30, 2018, respectively. The effective tax rates on net income from continuing operations were 2.0% and (49.8)% for the three and nine months ended September 30, 2017, respectively.
The primary drivers of the tax rate for the three months ended September 30, 2018 include the geographical distribution of income and certain discrete items including return to accrual adjustments and changes in the assertion for unremitted earnings. The return to accrual adjustments also impacted the Company’s provisional estimates as described below.
The primary drivers of the tax rate for the nine months ended September 30, 2018 include the geographical distribution of income including restructuring charges, legacy litigation and the impairment of certain assets and liabilities previously classified as held for sale as well as changes from the Tax Reform Act. The tax rate was also impacted by certain discrete items including the net tax benefit associated with the sale of certain assets and liabilities previously classified as held for sale, the impact of share-based payments, and changes in the assertion for unremitted earnings.
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
In the second quarter of 2018, the Company reduced its provisional charge for the remeasurement of deferred taxes by $11 million to reflect the anticipated acceleration of contributions to the qualified U.S. pension plan which occurred in the third quarter of 2018.
In the third quarter of 2018, the Company revised its provisional estimates to reflect guidance issued by the U.S. Treasury and state regulatory bodies as well as refined calculations. The adjustments, primarily related to the Transition Tax, increased the provisional charge by $24 million, which increased the effective tax rate by 12.4% and 2.9% for the three and nine months ended September 30, 2018, respectively.
The Company will finalize its accounting in the fourth quarter after analyzing guidance issued during the measurement period, completing its reviews, filing its tax returns, and evaluating the local tax rules where the Company has pools of undistributed earnings within its complex legal entity structure.

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
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three months ended September 30		Nine months ended September 30
	2018	2017 (1)	2018	2017 (1)
Shares repurchased	2.1	5.4	8.8	14.5
Average price per share	$145.71	$139.61	$142.15	$131.58
Costs recorded to retained earnings
Total repurchase cost	$300	$749	$1,250	$1,903
Additional associated costs	1	4	6	10
Total costs recorded to retained earnings	$301	$753	$1,256	$1,913

(1)
Included in the 5.4 million shares and 14.5 million shares repurchased during the three and nine months ended September 30, 2017, respectively, were 0.2 million shares that did not settle until October 2017. These shares were settled at an average price per share of $146.52 and total cost of $24.2 million.

At September 30, 2018, the remaining authorized amount for share repurchase under the Repurchase Program was $4.2 billion. Under the Repurchase Program, the Company has repurchased a total of 117.0 million shares for an aggregate cost of approximately $10.8 billion.

Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Basic weighted average ordinary shares outstanding	244.0	255.6	246.2	260.9
Dilutive effect of potentially issuable shares	1.6	1.7	1.5	2.0
Diluted weighted average ordinary shares outstanding	245.6	257.3	247.7	262.9
Potentially issuable shares are not included in the computation of diluted net income per share if its inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2018 and 2017.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2017	$(25)	$(879)	$(2,592)	$(3,496)
Adoption of new accounting guidance (3)	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income (loss) before reclassifications, net	7	(257)	19	(231)
Amounts reclassified from accumulated other comprehensive loss
Amounts reclassified from accumulated other comprehensive income	9	—	114	123
Tax expense	(2)	—	(25)	(27)
Amounts reclassified from accumulated other comprehensive income, net	7	—	89	96
Net current period other comprehensive income (loss)	14	(257)	108	(135)
Balance at September 30, 2018	$(12)	$(1,136)	$(2,484)	$(3,632)

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

13. Employee Benefits
The following table provides the components of the net periodic benefit (cost) recognized in the Condensed Consolidated Statements of Income for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three months ended September 30
	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	26	31	24	24	6	7
Expected return on plan assets, net of administration expenses	(46)	(50)	(36)	(34)	(11)	(13)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	6	8	15	13	3	3
Net periodic (benefit) cost	(13)	(11)	3	3	(2)	(3)
Loss on pension settlement	9	—	—	—	—	—
Total net periodic (benefit) cost	$(4)	$(11)	$3	$3	$(2)	$(3)

	Nine months ended September 30
	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	84	91	74	72	20	19
Expected return on plan assets, net of administration expenses	(147)	(147)	(108)	(104)	(34)	(35)
Amortization of prior-service cost	1	—	1	1	—	—
Amortization of net actuarial loss	21	23	45	38	9	9
Net periodic (benefit) cost	(41)	(33)	12	7	(5)	(7)
Loss on pension settlement	32	—	—	—	—	—
Total net periodic (benefit) cost	$(9)	$(33)	$12	$7	$(5)	$(7)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer will close during 2018. As of September 30, 2018, lump sum payments from plan assets of £125 million ($164 million using September 30, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the third quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £108 million ($143 million using September 30, 2018 exchange rates), as well as a non-cash settlement charge of £7 million ($9 million using average September 30, 2018 exchange rates) in the third quarter of 2018 and £24 million ($32 million using average exchange rates) for the nine months ended September 30, 2018. Additional non-cash settlement charges are expected in the fourth quarter of 2018.

Contributions
The Company expects to make cash contributions of approximately $92 million, $143 million, and $22 million, based on exchange rates as of December 31, 2017, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2018. This includes the Company’s contribution to the qualified U.S. pension plan of $100 million in the third quarter of 2018, which allowed the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.
During the three months ended September 30, 2018, cash contributions of $27 million, $108 million, and $3 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the nine months ended September 30, 2018, cash contributions of $75 million, $133 million, and $14 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
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
14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Restricted share units (“RSUs”)	$41	$42	$145	$143
Performance share awards (“PSAs”)	24	22	63	63
Employee share purchase plans	2	3	6	8
Total share-based compensation expense	$67	$67	$214	$214
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	Nine months ended September 30, 2018		Nine months ended September 30, 2017
	Shares	Fair Value at Date of Grant	Shares	Fair Value at Date of Grant
Non-vested at beginning of period	4,849	$104	6,195	$89
Granted	1,409	$140	1,549	$122
Vested	(1,772)	$97	(2,294)	$82
Forfeited	(158)	$111	(590)	$92
Non-vested at end of period	4,328	$118	4,860	$102
Unamortized deferred compensation expense was $379 million as of September 30, 2018, with a remaining weighted-average amortization period of approximately 2.1 years.
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
Information as of September 30, 2018 regarding the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, respectively, is as follows (shares in thousands and dollars in millions, except fair value):

	September 30, 2018	December 31, 2017	December 31, 2016
Target PSAs granted during period	564	548	750
Weighted average fair value per share at date of grant	$134	$114	$100
Number of shares that would be issued based on current performance levels	563	940	742
Unamortized expense, based on current performance levels	$61	$48	$6
15. Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers or other transactions denominated in a currency that differs from its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options, and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Foreign exchange contracts
Accounted for as hedges	$703	$701	$26	$31	$5	$3
Not accounted for as hedges (3)	270	254	2	1	2	3
Total	$973	$955	$28	$32	$7	$6

(1)
Included within Other current assets ($7 million at September 30, 2018 and $9 million at December 31, 2017) or Other non-current assets ($21 million at September 30, 2018 and $23 million at December 31, 2017).

(2)
Included within Other current liabilities ($3 million at September 30, 2018 and $3 million at December 31, 2017) or Other non-current liabilities ($4 million at September 30, 2018 and $3 million at December 31, 2017).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Financial Statements are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gain (Loss) recognized in Accumulated other comprehensive loss	$(3)	$11	$(14)	$18

Location of future reclassification from Accumulated other comprehensive loss
Compensation and benefits	$(4)	$—	$(8)	$9
Other general expenses	$—	$3	$3	$5
Other income (expense)	$1	$8	$(9)	$4
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income (effective portion) are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Compensation and benefits	$—	$1	$1	$14
Other general expenses	—	(1)	(2)	(3)
Interest expense	—	—	(1)	(1)
Other income (expense)	(3)	(3)	(7)	(7)
Total	$(3)	$(3)	$(9)	$3
The Company estimates that approximately $12 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2018 and 2017 was insignificant.
During the three and nine months ended September 30, 2018, the Company recorded losses of $4 million and $15 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2017, the Company recorded gains of $8 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
As of September 30, 2018, the Company has €220 million ($258 million at September 30, 2018 exchange rates) of outstanding euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of September 30, 2018, the unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $13 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2018 and 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during the three and nine months ended September 30, 2018 and 2017.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,063	$2,063	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$34	$—	$34	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$13	$—	$13	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,847	$1,847	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$4	$—	$4	$—
Derivatives (2)
Gross foreign exchange contracts	$33	$—	$33	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$6	$—	$6	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three and nine months ended September 30, 2018 or 2017. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three and nine months ended September 30, 2018 or 2017, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$299	$301
Long-term debt	$5,665	$5,861	$5,667	$6,267

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
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund. In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid. No lawsuit naming Aon as a party was filed, although a tolling agreement was entered. The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($59 million at September 30, 2018 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($92 million at September 30, 2018 exchange rates). In February 2018, the claimants instructed new lawyers and in May 2018 added their previous lawyers as defendants to the Aon lawsuit. The claimants allege that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the High Court and Court of Appeal proceedings. The trial of this matter has been set for November 2019. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand. LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011. LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes.  LPC claims damages of approximately NZD 184 million ($123 million at September 30, 2018 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($352 million at September 30, 2018 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
A retail insurance brokerage subsidiary of Aon was sued on September 6, 2018 in the United States District Court for the Southern District of New York by a client, Pilkington North America, Inc., that sustained damage from a tornado to its Ottawa, Illinois property. The lawsuit seeks between $45 million and $85 million in property and business interruption damages from either its insurer or Aon. The insurer contends that insurance proceeds were limited to $15 million in coverage by a windstorm sub-limit purportedly contained in the policy procured by Aon for Pilkington. The insurer therefore has tendered $15 million to Pilkington and denied coverage for the remainder of the loss. Pilkington sued the insurer and Aon seeking full coverage for the loss from the insurer or, in the alternative, seeking the same damages against Aon on various theories of professional liability if the court finds that the $15 million sub-limit applies to the claim. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
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

Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of September 30, 2018, the undiscounted maximum potential future payments under the lease guarantee is $89 million, with an estimated fair value of $19 million. No cash payments were made in connection to the lease commitments during the three and nine months ended September 30, 2018.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2018, the undiscounted maximum potential future payments under the performance guarantees were $194 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2018.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $84 million at September 30, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2018 compared to $95 million at December 31, 2017.
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
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, Condensed Consolidating Statements of Financial Position as of September 30, 2018 and December 31, 2017, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the parent company in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
Condensed Consolidating Statement of Income

	Three months ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,349	$—	$2,349
Expenses
Compensation and benefits	13	3	1,376	—	1,392
Information technology	—	—	125	—	125
Premises	—	—	94	—	94
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	100	—	100
Other general expenses	—	(7)	343	—	336
Total operating expenses	13	(4)	2,078	—	2,087
Operating income (loss)	(13)	4	271	—	262
Interest income	—	15	—	(15)	—
Interest expense	(52)	(26)	(6)	15	(69)
Intercompany interest income (expense)	4	(128)	124	—	—
Intercompany other income (expense)	245	(251)	6	—	—
Other income (expense)	(5)	(3)	7	2	1
Income (loss) from continuing operations before income taxes	179	(389)	402	2	194
Income tax expense (benefit)	(8)	(67)	114	—	39
Net income (loss) from continuing operations	187	(322)	288	2	155
Net income (loss) from discontinued operations	—	—	(2)	—	(2)
Net income (loss) before equity in earnings of subsidiaries	187	(322)	286	2	153
Equity in earnings of subsidiaries, net of tax	(42)	(42)	(364)	448	—
Net income (loss)	145	(364)	(78)	450	153
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	$145	$(364)	$(84)	$450	$147

Condensed Consolidating Statement of Income

	Three months ended September 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,340	$—	$2,340
Expenses
Compensation and benefits	25	18	1,385	—	1,428
Information technology	—	—	109	—	109
Premises	—	—	89	—	89
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	101	—	101
Other general expenses	1	1	315	—	317
Total operating expenses	26	19	2,039	—	2,084
Operating income (loss)	(26)	(19)	301	—	256
Interest income	—	18	—	(8)	10
Interest expense	(53)	(24)	(1)	8	(70)
Intercompany interest income (expense)	3	(135)	132	—	—
Intercompany other income (expense)	291	(271)	(20)	—	—
Other income (expense)	(2)	12	(6)	—	4
Income (loss) from continuing operations before income taxes	213	(419)	406	—	200
Income tax expense (benefit)	(8)	(81)	93	—	4
Net income (loss) from continuing operations	221	(338)	313	—	196
Net income (loss) from discontinued operations	—	—	(4)	—	(4)
Net income (loss) before equity in earnings of subsidiaries	221	(338)	309	—	192
Equity in earnings of subsidiaries, net of tax	(36)	122	(216)	130	—
Net income (loss)	185	(216)	93	130	192
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	$185	$(216)	$86	$130	$185

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$8,000	$—	$8,000
Expenses
Compensation and benefits	47	5	4,450	—	4,502
Information technology	—	—	363	—	363
Premises	—	—	283	—	283
Depreciation of fixed assets	—	—	126	—	126
Amortization and impairment of intangible assets	—	—	492	—	492
Other general expenses	3	71	1,115	—	1,189
Total operating expenses	50	76	6,829	—	6,955
Operating income (loss)	(50)	(76)	1,171	—	1,045
Interest income	—	44	—	(39)	5
Interest expense	(149)	(75)	(23)	39	(208)
Intercompany interest income (expense)	11	(385)	374	—	—
Intercompany other income (expense)	113	(259)	146	—	—
Other income (expense)	4	(29)	21	(13)	(17)
Income (loss) from continuing operations before income taxes	(71)	(780)	1,689	(13)	825
Income tax expense (benefit)	(27)	(144)	180	—	9
Net income (loss) from continuing operations	(44)	(636)	1,509	(13)	816
Net income (loss) from discontinued operations	—	—	5	—	5
Net income (loss) before equity in earnings of subsidiaries	(44)	(636)	1,514	(13)	821
Equity in earnings of subsidiaries, net of tax	846	868	232	(1,946)	—
Net income (loss)	802	232	1,746	(1,959)	821
Less: Net income attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to Aon shareholders	$802	$232	$1,714	$(1,959)	$789

Condensed Consolidating Statement of Income

	Nine months ended September 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$7,089	$—	$7,089
Expenses
Compensation and benefits	85	24	4,254	—	4,363
Information technology	—	—	295	—	295
Premises	—	—	259	—	259
Depreciation of fixed assets	—	—	148	—	148
Amortization and impairment of intangible assets	—	—	604	—	604
Other general expenses	10	(3)	949	—	956
Total operating expenses	95	21	6,509	—	6,625
Operating income (loss)	(95)	(21)	580	—	464
Interest income	—	35	—	(15)	20
Interest expense	(144)	(71)	(11)	15	(211)
Intercompany interest income (expense)	10	(407)	397	—	—
Intercompany other income (expense)	189	(280)	91	—	—
Other income (expense)	(25)	15	(2)	18	6
Income (loss) from continuing operations before income taxes	(65)	(729)	1,055	18	279
Income tax expense (benefit)	(30)	(198)	89	—	(139)
Net income (loss) from continuing operations	(35)	(531)	966	18	418
Net income (loss) from discontinued operations	—	—	857	—	857
Net income (loss) before equity in earnings of subsidiaries	(35)	(531)	1,823	18	1,275
Equity in earnings of subsidiaries, net of tax	1,262	1,028	497	(2,787)	—
Net income (loss)	1,227	497	2,320	(2,769)	1,275
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income (loss) attributable to Aon shareholders	$1,227	$497	$2,290	$(2,769)	$1,245

Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$145	$(364)	$(78)	$450	$153
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	145	(364)	(84)	450	147
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(2)	3	—	1
Foreign currency translation adjustments	—	—	(48)	(2)	(50)
Postretirement benefit obligation	—	12	(74)	—	(62)
Total other comprehensive income (loss)	—	10	(119)	(2)	(111)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(106)	(134)	(124)	364	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income (loss) attributable to Aon shareholders	(106)	(124)	(240)	362	(108)
Comprehensive income (loss) attributable to Aon shareholders	$39	$(488)	$(324)	$812	$39
Condensed Consolidating Statement of Comprehensive Income

	Three months ended September 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$185	$(216)	$93	$130	$192
Less: Net income attributable to noncontrolling interests	—	—	7	—	7
Net income (loss) attributable to Aon shareholders	185	(216)	86	130	185
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	8	—	11
Foreign currency translation adjustments	—	—	243	—	243
Postretirement benefit obligation	—	7	11	—	18
Total other comprehensive income (loss)	—	10	262	—	272
Equity in other comprehensive income (loss) of subsidiaries, net of tax	265	245	255	(765)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	7	—	7
Total other comprehensive income (loss) attributable to Aon shareholders	265	255	510	(765)	265
Comprehensive income (loss) attributable to Aon shareholders	$450	$39	$596	$(635)	$450

Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$802	$232	$1,746	$(1,959)	$821
Less: Net income attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to Aon shareholders	802	232	1,714	(1,959)	789
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(3)	17	—	14
Foreign currency translation adjustments	—	—	(276)	13	(263)
Postretirement benefit obligation	—	34	74	—	108
Total other comprehensive income (loss)	—	31	(185)	13	(141)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(148)	(194)	(163)	505	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	(148)	(163)	(342)	518	(135)
Comprehensive income (loss) attributable to Aon shareholders	$654	$69	$1,372	$(1,441)	$654
Condensed Consolidating Statement of Comprehensive Income

	Nine months ended September 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,227	$497	$2,320	$(2,769)	$1,275
Less: Net income attributable to noncontrolling interests	—	—	30	—	30
Net income (loss) attributable to Aon shareholders	1,227	497	2,290	(2,769)	1,245
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	10	—	13
Foreign currency translation adjustments	—	—	452	(18)	434
Postretirement benefit obligation	—	23	33	—	56
Total other comprehensive income (loss)	—	26	495	(18)	503
Equity in other comprehensive income (loss) of subsidiaries, net of tax	518	480	506	(1,504)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income (loss) attributable to Aon shareholders	518	506	998	(1,522)	500
Comprehensive income (loss) attributable to Aon shareholders	$1,745	$1,003	$3,288	$(4,291)	$1,745

Condensed Consolidating Statement of Financial Position

	As of September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1,927	$400	$(1,843)	$484
Short-term investments	—	47	120	—	167
Receivables, net	—	—	2,656	—	2,656
Fiduciary assets	—	—	9,314	—	9,314
Current intercompany receivables	165	4,175	12,173	(16,513)	—
Other current assets	—	15	712	—	727
Total current assets	165	6,164	25,375	(18,356)	13,348
Goodwill	—	—	8,282	—	8,282
Intangible assets, net	—	—	1,260	—	1,260
Fixed assets, net	—	—	594	—	594
Deferred tax assets	99	419	153	(195)	476
Non-current intercompany receivables	412	260	8,256	(8,928)	—
Prepaid pension	—	6	1,202	—	1,208
Other non-current assets	1	37	396	—	434
Investment in subsidiary	10,086	18,858	(371)	(28,573)	—
Total assets	$10,763	$25,744	$45,147	$(56,052)	$25,602

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,516	$66	$1,861	$(1,843)	$1,600
Short-term debt and current portion of long-term debt	540	200	1	—	741
Fiduciary liabilities	—	—	9,314	—	9,314
Current intercompany payables	193	14,605	1,715	(16,513)	—
Other current liabilities	—	64	924	—	988
Total current liabilities	2,249	14,935	13,815	(18,356)	12,643
Long-term debt	4,249	1,416	—	—	5,665
Deferred tax liabilities	—	—	468	(195)	273
Pension, other postretirement and postemployment liabilities	—	1,238	365	—	1,603
Non-current intercompany payables	—	8,421	507	(8,928)	—
Other non-current liabilities	3	105	982	—	1,090
Total liabilities	6,501	26,115	16,137	(27,479)	21,274

Total Aon shareholders’ equity	4,262	(371)	28,944	(28,573)	4,262
Noncontrolling interests	—	—	66	—	66
Total equity	4,262	(371)	29,010	(28,573)	4,328
Total liabilities and equity	$10,763	$25,744	$45,147	$(56,052)	$25,602

Condensed Consolidating Statement of Financial Position

	As of December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$2,524	$793	$(2,562)	$756
Short-term investments	—	355	174	—	529
Receivables, net	—	2	2,476	—	2,478
Fiduciary assets	—	—	9,625	—	9,625
Current intercompany receivables	165	1,046	10,824	(12,035)	—
Other current assets	1	29	259	—	289
Total current assets	167	3,956	24,151	(14,597)	13,677
Goodwill	—	—	8,358	—	8,358
Intangible assets, net	—	—	1,733	—	1,733
Fixed assets, net	—	—	564	—	564
Deferred tax assets	99	396	143	(249)	389
Non-current intercompany receivables	414	261	8,232	(8,907)	—
Prepaid pension	—	6	1,054	—	1,060
Other non-current assets	1	35	271	—	307
Investment in subsidiary	8,884	17,909	19	(26,812)	—
Total assets	$9,565	$22,563	$44,525	$(50,565)	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$574	$36	$3,913	$(2,562)	$1,961
Short-term debt and current portion of long-term debt	—	—	299	—	299
Fiduciary liabilities	—	—	9,625	—	9,625
Current intercompany payables	130	11,149	756	(12,035)	—
Other current liabilities	16	64	790	—	870
Total current liabilities	720	11,249	15,383	(14,597)	12,755
Long-term debt	4,251	1,415	1	—	5,667
Deferred tax liabilities	—	—	376	(249)	127
Pension, other postretirement and postemployment liabilities	—	1,391	398	—	1,789
Non-current intercompany payables	—	8,398	509	(8,907)	—
Other non-current liabilities	11	91	1,000	—	1,102
Total liabilities	4,982	22,544	17,667	(23,753)	21,440

Total Aon shareholders’ equity	4,583	19	26,793	(26,812)	4,583
Noncontrolling interests	—	—	65	—	65
Total equity	4,583	19	26,858	(26,812)	4,648
Total liabilities and equity	$9,565	$22,563	$44,525	$(50,565)	$26,088

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$(143)	$479	$2,258	$(1,619)	$975
Cash provided by operating activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) operating activities	(143)	479	2,258	(1,619)	975

Cash flows from investing activities
Proceeds from investments	—	16	14	—	30
Payments for investments	(12)	(36)	(29)	12	(65)
Net sales (purchases) of short-term investments - non-fiduciary	—	308	48	—	356
Acquisition of businesses, net of cash acquired	—	—	(50)		(50)
Sale of businesses, net of cash sold	—	—	(8)	—	(8)
Capital expenditures	—	—	(179)	—	(179)
Cash provided by (used for) investing activities - continuing operations	(12)	288	(204)	12	84
Cash used for investing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) investing activities	(12)	288	(204)	12	84

Cash flows from financing activities
Share repurchase	(1,272)	—	—	—	(1,272)
Advances from (to) affiliates	1,292	(1,564)	(2,054)	2,326	—
Issuance of shares for employee benefit plans	(139)	—	—	—	(139)
Issuance of debt	1,258	2,701	1	—	3,960
Repayment of debt	(700)	(2,501)	(297)	—	(3,498)
Cash dividends to shareholders	(285)	—	—	—	(285)
Noncontrolling interests and other financing activities	—	—	(21)	—	(21)
Cash provided by (used for) financing activities - continuing operations	154	(1,364)	(2,371)	2,326	(1,255)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	154	(1,364)	(2,371)	2,326	(1,255)

Effect of exchange rates on cash and cash equivalents	—	—	(76)	—	(76)
Net increase (decrease) in cash and cash equivalents	(1)	(597)	(393)	719	(272)
Cash and cash equivalents at beginning of period	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of period	$—	$1,927	$400	$(1,843)	$484

Condensed Consolidating Statement of Cash Flows

	Nine months ended September 30, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$(135)	$999	$987	$(1,562)	$289
Cash provided by operating activities - discontinued operations	—	—	64	—	64
Cash provided by (used for) operating activities	(135)	999	1,051	(1,562)	353

Cash flows from investing activities
Proceeds from investments	—	576	11	(544)	43
Payments for investments	(16)	(25)	(571)	557	(55)
Net sales (purchases) of short-term investments - non-fiduciary	—	(1,328)	(16)	—	(1,344)
Acquisition of businesses, net of cash acquired	—	1	(173)	—	(172)
Sale of businesses, net of cash sold	—	—	4,194	—	4,194
Capital expenditures	—	—	(125)	—	(125)
Cash provided by (used for) investing activities - continuing operations	(16)	(776)	3,320	13	2,541
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
Cash provided by (used for) investing activities	(16)	(776)	3,301	13	2,522

Cash flows from financing activities
Share repurchase	(1,888)	—	—	—	(1,888)
Advances from (to) affiliates	2,722	1,304	(4,274)	248	—
Issuance of shares for employee benefit plans	(118)	—	—	—	(118)
Issuance of debt	544	1,100	7	—	1,651
Repayment of debt	(835)	(1,150)	(13)	—	(1,998)
Cash dividends to shareholders	(274)	—	—	—	(274)
Noncontrolling interests and other financing activities	—	—	(21)	—	(21)
Cash provided by (used for) financing activities - continuing operations	151	1,254	(4,301)	248	(2,648)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	151	1,254	(4,301)	248	(2,648)

Effect of exchange rates on cash and cash equivalents	—	—	91	—	91
Net increase (decrease) in cash and cash equivalents	—	1,477	142	(1,301)	318
Cash and cash equivalents at beginning of period	—	1,633	660	(1,862)	431
Cash and cash equivalents at end of period	$—	$3,110	$802	$(3,163)	$749

(1)	Includes $5 million of discontinued operations at December 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2018 FINANCIAL RESULTS
Aon plc (“Aon”, the “Company”, “We”, or “Our”) is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
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
The following is a summary of our third quarter of 2018 financial results from continuing operations on a reported basis:

•
For the third quarter of 2018, revenue increased $9 million to $2.3 billion compared to the prior year period due primarily to organic revenue growth of 6% and a 2% increase related to acquisitions, net of divestitures, partially offset by a 6% decrease related to the adoption of the new revenue recognition standard in 2018 and a 2% unfavorable impact from foreign currency exchange rates. For the nine months ended September 30, 2018, revenue increased $911 million, or 13%, to $8.0 billion compared to the prior year period due primarily to organic revenue growth of 4%, a 4% increase related to acquisitions, net of divestitures, a 3% increase related to the adoption of the new revenue recognition standard in 2018, and a 2% favorable impact from foreign currency exchange rates.

•
Operating expenses for the third quarter of 2018 were $2.1 billion, an increase of $3 million compared to the prior year period. The increase was due primarily to an increase in expenses associated with 6% organic revenue growth, a $38 million increase in operating expenses related to acquisitions, net of divestitures, a $4 million increase in errors and omissions expense, and investments across the portfolio to support long-term growth initiatives, partially offset by $50 million of incremental savings related to restructuring and other operational improvement initiatives, a $34 million favorable impact from foreign currency translation, a $25 million decrease related to reduced legacy litigation expense, an $37 million decrease related to the adoption of the new revenue recognition standard in 2018, a $10 million decrease in transaction related costs associated with acquisitions, an $8 million decrease in costs related to regulatory and compliance matters, and a $5 million decrease in restructuring charges. Operating expenses for the first nine months of 2018 increased $330 million compared to the prior year period primarily due to a $176 million increase in expense associated with acquisitions, net of divestitures, a $175 million non-cash impairment charge related to certain assets and liabilities classified as held for sale, a $109 million unfavorable impact from foreign currency translation, a $78 million increase in expense related to legacy litigation, $72 million of accelerated amortization related to tradenames, a $39 million increase related to the adoption of the new revenue recognition standard in 2018, an increase in expense associated with 4% organic revenue growth, and investments to support long-term growth initiatives, partially offset by a $380 million decrease in non-cash impairment charges to the tradenames associated with the sale of the Divested Business, $142 million of incremental savings related to restructuring and other operational improvement initiatives, a $42 million decrease of costs related to regulatory and compliance matters, and a $35 million decrease in restructuring charges.

•
Operating margin increased to 11.2% in the third quarter of 2018 from 10.9% in the prior year period, including a decrease of 350 basis points resulting from adoption of the new revenue recognition standard in 2018. The underlying increase was driven by organic revenue growth of 6% and strong core operational improvement, partially offset by an increase in expense due to the factors listed above. Operating margin for the first nine months of 2018 increased to 13.1% from 6.5% in the prior year period, including an increase of 250 basis points resulting from the adoption of the new revenue recognition standard in 2018. The increase from the prior year period was driven by organic revenue growth of 4% and strong core operational improvement, partially offset by an increase in expense due to the factors listed above.

•
Due to the factors set forth above, net income from continuing operations decreased $41 million, or 21%, to $155 million for the third quarter of 2018 compared to the prior year period. During the first nine months of 2018, net income from continuing operations increased $398 million, or 95%, to $816 million compared to the first nine months of 2017.

•
Diluted earnings per share from continuing operations was $0.61 per share for the third quarter of 2018 compared to $0.73 per share for the prior year period, including a decrease of $0.34 per share resulting from the adoption of the new revenue recognition standard. During the first nine months of 2018, diluted earnings per share from continuing operations was $3.17 per share compared to $1.48 per share for the prior year period, including an increase of $0.71 per share resulting from the adoption of the new revenue recognition standard.

•
Cash flow provided by operating activities was $975 million for the first nine months of 2018, an increase of $686 million from the prior year period. The prior year period included $686 million of cash tax payments related to the Divested Business. Strong operational improvement contributed to year-over-year growth, partially offset by $123 million of incremental cash restructuring charges and $80 million of accelerated pension contributions.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow.  These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the third quarter of 2018:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% for the third quarter of 2018, compared to 2% in the prior year period. Organic revenue growth was 4% for the first nine months of 2018, an increase from 3% in the prior year period.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 18.5% for the third quarter of 2018 compared to 20.0% in the prior year period. For the first nine months of 2018, adjusted operating margin was 24.8% compared to 21.3% for the prior year period. The increase primarily reflects incremental restructuring savings and strong core performance.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.31 per share for the third quarter of 2018 and $6.01 in the first nine months of 2018, compared to $1.29 per share and $4.19 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first nine months of 2018 by $632 million, or 385%, from the prior year period, to $796 million, driven by an increase of $54 million in capital expenditures, including investments in our operating model and an increase of $686 million in cash flow from operations.

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
Our consolidated results are as follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Total revenue	$2,349	$2,340	$8,000	$7,089
Expenses
Compensation and benefits	1,392	1,428	4,502	4,363
Information technology	125	109	363	295
Premises	94	89	283	259
Depreciation of fixed assets	40	40	126	148
Amortization and impairment of intangible assets	100	101	492	604
Other general expenses	336	317	1,189	956
Total operating expenses	2,087	2,084	6,955	6,625
Operating income	262	256	1,045	464
Interest income	—	10	5	20
Interest expense	(69)	(70)	(208)	(211)
Other income (expense)	1	4	(17)	6
Income from continuing operations before income taxes	194	200	825	279
Income tax expense (benefit)	39	4	9	(139)
Net income from continuing operations	155	196	816	418
Net income (loss) from discontinued operations	(2)	(4)	5	857
Net income	153	192	821	1,275
Less: Net income attributable to noncontrolling interests	6	7	32	30
Net income attributable to Aon shareholders	$147	$185	$789	$1,245
Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.61	$0.73	$3.17	$1.48
Discontinued operations	(0.01)	(0.01)	0.02	3.26
Net income	$0.60	$0.72	$3.19	$4.74
Weighted average ordinary shares outstanding - diluted	245.6	257.3	247.7	262.9
Revenue
Total revenue increased $9 million in the third quarter of 2018 compared to the third quarter of 2017. This change reflects 6% organic revenue growth and a 2% increase related to acquisitions, net of divestitures, partially offset by a 6% decrease related to the adoption of the new revenue recognition standard in 2018 and a 2% unfavorable impact from foreign currency exchange rates. For the first nine months of 2018, revenue increased by 13%, or $911 million, compared to the prior year period. This change reflects 4% organic revenue growth, a 4% increase related to acquisitions, net of divestitures, a 3% increase related to the adoption of the new revenue recognition standard in 2018, and a 2% favorable impact from foreign currency exchange rates.
Commercial Risk Solutions organic revenue growth was 8% in the third quarter of 2018 and 6% in the first nine months of 2018 compared to the prior year periods, driven by growth across every major geography, reflecting strong global new business generation and management of the renewal book portfolio, highlighted by double-digit growth in the U.S. and Latin America.

Results include double-digit growth in both cyber solutions and transaction liability, two specific areas of investment to support increasing client demand.
Reinsurance Solutions organic revenue growth was 8% in the third quarter of 2018, compared to the third quarter of 2017, driven by growth in facultative placements, continued net new business generation globally in treaty, and modestly favorable market impact, primarily in the United States. Organic revenue growth was 7% in the first nine months of 2018 compared to the prior year period, driven by net new business generation in treaty and strong growth in facultative placements, partially offset by a modest decline in capital markets transactions given the prior year period benefited from record catastrophe bond issuance during the mid-year renewal season.
Retirement Solutions organic revenue growth was 2% in the third quarter of 2018, compared to the third quarter of 2017, reflecting solid growth in investment consulting, including double-digit growth in delegated investment management, as well as solid growth in our talent practice for assessment services and in our rewards practice for compensation benchmarking. Organic revenue growth was 2% in the first nine months of 2018 compared to the prior year period driven by modest growth in core actuarial retirement and in the talent practice, as well as slid growth in delegated investment management, partially offset by the impact from the timing of certain performance-based fees in investment consulting.
Health Solutions organic revenue growth was 8% in the third quarter of 2018, compared to the third quarter of 2017, driven by solid growth internationally, highlighted by particular strength in new business generation in the EMEA region and another quarter of strong growth in voluntary benefits in the U.S. Results also reflect strong growth across healthcare exchanges primarily driven by new client wins on the active exchange and expanded service offerings on the retiree exchange. Organic revenue growth was 4% in the first nine months of 2018 compared to the prior year period, driven primarily by solid growth globally in health and benefits brokerage.
Data & Analytic Services organic revenue growth was 5% in the third quarter of 2018, compared to the third quarter of 2017, driven by growth globally across our Affinity business, with particular strength in the U.S., as well as solid growth in Aon Client Treaty. Organic revenue growth was 1% in the first nine months of 2018 compared to the prior year period driven by solid growth in the U.S. and internationally in our core Affinity business, partially offset by the anticipated near-term unfavorable impact from changes in certain client contracts in the first half of the year.
Compensation and Benefits
Compensation and benefits decreased $36 million, or 3%, in the third quarter of 2018 compared to the third quarter of 2017. This decrease was primarily driven by $42 million of incremental savings related to restructuring and other operational improvement initiatives, a $34 million decrease in restructuring costs, a $25 million favorable impact from foreign currency translation, a $36 million decrease related to adoption of the new revenue recognition standard in 2018, and a $2 million decrease in transaction related costs associated with acquisitions, partially offset by an increase in expense associated with 6% organic revenue growth, a $28 million increase in expenses related to acquisitions, net of divestitures, and investments in Aon United growth initiatives. For the first nine months of 2018, compensation and benefits increased $139 million, or 3%, compared to the first nine months of 2017. The increase was primarily driven by a $134 million increase in expenses related to acquisitions, net of divestitures, an $85 million unfavorable impact from foreign currency translation, a $42 million increase related to adoption of the new revenue recognition standard in 2018, and an increase in expense associated with 4% organic revenue growth, partially offset by a $173 million decrease in restructuring costs and $136 million of incremental savings related to restructuring and other operational improvement initiatives.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $16 million, or 15%, in the third quarter of 2018 compared to the third quarter of 2017. This increase was primarily driven by investments supporting long-term growth initiatives, including $8 million of investments in application development, and a $5 million increase in expenses related to acquisitions, net of divestitures, partially offset by $4 million of incremental savings related to restructuring and other operational improvement initiatives. For the first nine months of 2018, Information technology increased $68 million, or 23%, compared to the first nine months of 2017. This increase was primarily driven by a $15 million increase in expenses related to acquisitions, net of divestitures, an $8 million increase in restructuring costs, a $3 million unfavorable impact from foreign currency translation, a $3 million increase in expense to support GDPR compliance, and an increase in investments to support long-term growth initiatives, partially offset by $1 million of incremental savings related to restructuring savings and other operational improvement initiatives.

Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $5 million, or 6%, in the third quarter of 2018 compared to the third quarter of 2017. This increase was primarily driven by a $7 million increase in restructuring costs and a $3 million increase related to acquisitions, net of divestitures, partially offset by $6 million of incremental savings related to restructuring and other operational improvement initiatives. For the first nine months of 2018, Premises increased $24 million, or 9%, compared to the first nine months of 2017. This increase was primarily driven by a $16 million increase in restructuring costs, a $9 million increase related to acquisitions, net of divestitures, and a $5 million unfavorable impact from foreign currency translation, partially offset by $9 million of incremental savings related to restructuring and other operational improvement initiatives.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets was flat in the third quarter of 2018 compared to the third quarter of 2017. For the first nine months of 2018, Depreciation of fixed assets decreased $22 million, or 15%, compared to the first nine months of 2017. This decrease was primarily driven by a $15 million decrease in restructuring costs related to fixed asset write-offs, $1 million of incremental savings related to restructuring and other operational improvement initiatives, and a decrease in overall expense as we continue to optimize our information technology and real estate portfolios, partially offset by a $4 million increase related to acquisitions, net of divestitures.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $1 million, or 1%, in the third quarter of 2018 compared to the third quarter of 2017. For the first nine months of 2018, Amortization and impairment of intangible assets decreased $112 million, or 19%, compared to the first nine months of 2017. This decrease was primarily due to a $204 million net decrease in impairment charges, partially offset by a $72 million increase in accelerated amortization related to tradenames.
Other General Expenses
Other general expenses in the third quarter of 2018 increased $19 million, or 6%, compared to the third quarter of 2017 due primarily to an increase in expense associated with 6% organic revenue growth, a $22 million increase in restructuring costs, a $4 million increase in errors and omissions expense, and investments to support long-term growth initiatives, partially offset by a $25 million decrease related to reduced legacy litigation expense, a $10 million decrease related to adoption of the new revenue recognition standard in 2018, an $8 million decrease in costs related to regulatory and compliance matters, and an $8 million decrease in transaction related costs associated with acquisitions. For the first nine months of 2018, Other general expenses increased $233 million, or 24%, compared to the prior year period. This increase was primarily driven by a $129 million increase in restructuring costs, a $78 million increase in legacy litigation, a $15 million increase related to acquisitions, net of divestitures, a $13 million unfavorable impact from foreign currency translation, a $10 million increase in expense to support GDPR regulatory compliance, and an increase in expense associated with 4% organic revenue growth, partially offset by a $12 million decrease related to adoption of the new revenue recognition standard in 2018.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  During the third quarter of 2018, the Company recognized no Interest income, as compared to $10 million during the prior year period. For the first nine months of 2018, Interest income was $5 million, a decrease from $20 million for the prior year period. The decrease in both periods reflects additional income earned on the proceeds of the Divested Business in the prior year periods.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $69 million during the third quarter of 2018, a decrease from $70 million for the prior year period. For the first nine months of 2018, Interest expense was $208 million, a decrease of $3 million from the prior year period. This decrease was due to a modest decrease in term debt outstanding, partially offset by an increase in commercial paper borrowings.
Other Income (Expense)
Other income was $1 million for the third quarter of 2018, compared to other income of $4 million for the third quarter of 2017. Other income for the third quarter of 2018 primarily includes $9 million of pension income, offset by $9 million of non-cash expenses related to pension settlements. Other income of $4 million in the third quarter of 2017 primarily includes $16 million of gains on financial instruments and $9 million of pension and other post-retirement income, partially offset by $20 million of losses due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other expense was $17 million for the first nine months of 2018, compared to other income of $6 million for the prior year period. Other expense for the first nine months of 2018 primarily includes $27 million of losses on financial instruments, partially offset by $16 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income for the first nine months of 2017 primarily includes pension and other post-retirement income and equity earnings, partially offset by losses due to the unfavorable impact of exchange rates on the remeasurement of monetary assets and liabilities in non-functional currencies.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the third quarter of 2018 was $194 million, a 3% decrease from income of $200 million in the third quarter of 2017, and income from continuing operations before income taxes was $825 million for the first nine months of 2018, a 196% increase from $279 million from the first nine months of 2017.
Income Taxes From Continuing Operations
The effective tax rates on net income from continuing operations were 20.1% and 2.0% for the third quarters of 2018 and 2017, respectively. The effective tax rates on net income from continuing operations were 1.1% and (49.8)% for the nine months ended September 30, 2018 and 2017, respectively. The primary drivers of the year-to-date tax rate include the following:

•
The geographical distribution of income including restructuring charges, legacy litigation, and the impairment of certain assets and liabilities previously held for sale as well as changes from the Tax Reform Act.

•
Certain discrete items including the net tax benefit associated with the sale of certain assets and liabilities previously classified as held for sale, the impact of share-based payments, and changes in the assertion for unremitted earnings.

Net Income from Discontinued Operations
Net income from discontinued operations increased $2 million in the third quarter of 2018 and decreased $852 million in the first nine months of 2018 as compared to the prior year periods due to the execution of the sale of the Divested Business on May 2, 2017.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2018 decreased to $147 million, or $0.60 per diluted share, from $185 million, or $0.72 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2018 decreased to $789 million, or $3.19 per diluted share, from $1,245 million, or $4.74 per diluted share, in the prior year period.
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

	Three Months Ended
	September 30, 2018	September 30, 2017	% Change	Revenue Recognition (1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Revenue
Commercial Risk Solutions	$1,029	$917	12%	—%	(2)%	—%	6%	8%
Reinsurance Solutions	279	355	(21)	(30)	(1)	1	1	8
Retirement Solutions	501	491	2	—	(1)	—	1	2
Health Solutions	278	293	(5)	(5)	(4)	—	(4)	8
Data & Analytic Services	263	289	(9)	(1)	(1)	—	(12)	5
Elimination	(1)	(5)	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,349	$2,340	—%	(6)%	(2)%	—%	2%	6%

	Nine Months Ended
	September 30, 2018	September 30, 2017	% Change	Revenue Recognition (1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Revenue
Commercial Risk Solutions	$3,379	$2,943	15%	—%	2%	—%	7%	6%
Reinsurance Solutions	1,401	1,070	31	21	3	1	(1)	7
Retirement Solutions	1,356	1,266	7	—	2	—	3	2
Health Solutions	1,038	977	6	1	1	—	—	4
Data & Analytic Services	834	842	(1)	—	1	—	(3)	1
Elimination	(8)	(9)	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$8,000	$7,089	13%	3%	2%	—%	4%	4%

(1)	Revenue Recognition represents the impact of Aon’s adoption of new revenue recognition standard, effective for Aon in the first quarter of 2018.

(2)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(3)
Fiduciary investment income for the three months ended September 30, 2018 and 2017, respectively, was $15 million and $10 million. Fiduciary investment income for the nine months ended September 30, 2018 and 2017, respectively, was $37 million and $23 million.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue from continuing operations	$2,349	$2,340	$8,000	$7,089

Operating income from continuing operations - as reported	$262	$256	$1,045	$464
Amortization and impairment of intangible assets	100	101	492	604
Restructuring	97	102	366	401
Legacy litigation	(25)	—	78	—
Regulatory and compliance matters	—	8	—	42
Operating income from continuing operations - as adjusted	$434	$467	$1,981	$1,511

Operating margin from continuing operations - as reported	11.2%	10.9%	13.1%	6.5%
Operating margin from continuing operations - as adjusted	18.5%	20.0%	24.8%	21.3%
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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$262	$172	$434
Interest income	—	—	—
Interest expense	(69)	—	(69)
Other income (expense) (1)	1	9	10
Income before income taxes from continuing operations	194	181	375
Income taxes (2)	39	9	48
Net income from continuing operations	155	172	327
Net income (loss) from discontinued operations(3)	(2)	—	(2)
Net income	153	172	325
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$147	$172	$319

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.61	$0.70	$1.31
Discontinued operations	(0.01)	—	(0.01)
Net income	$0.60	$0.70	$1.30

Weighted average ordinary shares outstanding - diluted	245.6	—	245.6
Effective tax rates (3)
Continuing operations - U.S. GAAP	20.1%		12.8%
Discontinued operations - U.S. GAAP	21.3%		26.7%

	Three Months Ended September 30, 2017
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$256	$211	$467
Interest income	10	—	10
Interest expense	(70)	—	(70)
Other income (expense) (1)	4	—	4
Income before income taxes from continuing operations	200	211	411
Income taxes (2)	4	68	72
Net income from continuing operations	196	143	339
Net income (loss) from discontinued operations(3)	(4)	(6)	(10)
Net income	192	137	329
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$185	$137	$322

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$0.73	$0.56	$1.29
Discontinued operations	(0.01)	(0.03)	(0.04)
Net income	$0.72	$0.53	$1.25

Weighted average ordinary shares outstanding - diluted	257.3	—	257.3
Effective tax rates (3)
Continuing operations - U.S. GAAP	2.0%		17.3%
Discontinued operations - U.S. GAAP	35.1%		35.2%

	Nine Months Ended September 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,045	$936	$1,981
Interest income	5	—	5
Interest expense	(208)	—	(208)
Other income (expense) (1)	(17)	32	15
Income before income taxes from continuing operations	825	968	1,793
Income taxes (2)	9	264	273
Net income from continuing operations	816	704	1,520
Net income (loss) from discontinued operations(3)	5	(9)	(4)
Net income	821	695	1,516
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$789	$695	$1,484

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$3.17	$2.84	$6.01
Discontinued operations	0.02	(0.04)	(0.02)
Net income	$3.19	$2.80	$5.99

Weighted average ordinary shares outstanding - diluted	247.7	—	247.7
Effective tax rates (3)
Continuing operations - U.S. GAAP	1.1%		15.2%
Discontinued operations - U.S. GAAP	8.8%		36.5%

	Nine Months Ended September 30, 2017
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$464	$1,047	$1,511
Interest income	20	—	20
Interest expense	(211)	—	(211)
Other income (expense) (1)	6	—	6
Income before income taxes from continuing operations	279	1,047	1,326
Income taxes (2)	(139)	333	194
Net income from continuing operations	418	714	1,132
Net income (loss) from discontinued operations(3)	857	(797)	60
Net income	1,275	(83)	1,192
Less: Net income attributable to noncontrolling interests	30	—	30
Net income attributable to Aon shareholders	$1,245	$(83)	$1,162

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$1.48	$2.71	$4.19
Discontinued operations	3.26	(3.03)	0.23
Net income	$4.74	$(0.32)	$4.42

Weighted average ordinary shares outstanding - diluted	262.9	—	262.9
Effective tax rates (3)
Continuing operations - U.S. GAAP	(49.8)%		14.9%
Discontinued operations - U.S. GAAP	21.8%		24.2%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $9 million for the three months ended September 30, 2018 and $32 million for the nine months ended September 30, 2018.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rates.  In addition, tax expense excludes the tax impacts from the sale of certain assets and liabilities previously classified as held for sale as well as adjustments to the provisional estimates of the impact of US Tax Reform recorded pursuant to SAB 118.

(3)
Adjusted net income from discontinued operations excludes the gain on sale of discontinued operations of $0 million and $9 million for the three and nine months ended September 30, 2018, respectively. Adjusted net income from discontinued operations excludes the gain on sale of discontinued operations of $5 million and $803 million and intangible asset amortization of $0 million and $11 million for the three and nine months ended September 30, 2017, respectively. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.

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

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash provided by continuing operating activities	$975	$289
Capital expenditures used for continuing operations	(179)	(125)
Free cash flow provided by continuing operations	$796	$164

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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.03 and a favorable impact of $0.11, respectively, on net income per diluted share during the three and nine months ended September 30, 2018. Currency fluctuations had a favorable impact of $0.01 and $0.06, respectively, on net income per diluted share during the three and nine months ended September 30, 2017, when 2016 results were translated at 2017 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.05 and an unfavorable impact of $0.15, respectively, on adjusted net income per diluted share during the three and nine months ended September 30, 2018. Currency fluctuations had a favorable impact of $0.01 and $0.02, respectively, on adjusted net income per diluted share during the three and nine months ended September 30, 2017, when 2016 results were translated at 2017 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), is conducting a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K. The CMA is assessing whether any feature or combination of features in the target market prevents, restricts, or distorts competition.  The CMA issued a provisional decision report on July 18, 2018 and they aim to publish the final report before the end of 2018.
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
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flows from operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses, restructuring activities, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and the movement of foreign currency exchange rates. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $4.4 billion and $3.7 billion at September 30, 2018 and December 31, 2017, respectively, and fiduciary receivables of $5.0 billion and $5.9 billion at September 30, 2018 and December 31, 2017, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2018, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
As of September 30, 2018, our investments in money market funds had a fair value of $2.1 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of September 30, 2018 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$484	$—	$2,467	$2,951
Money market funds	—	167	1,896	2,063
Cash and short-term investments	484	167	4,363	5,014
Fiduciary receivables	—	—	4,951	4,951
Total	$484	$167	$9,314	$9,965
Cash and cash equivalents decreased $272 million in 2018. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash provided by operating activities - continuing operations	$975	$289
Cash provided by investing activities - continuing operations	$84	$2,541
Cash used for financing activities - continuing operations	$(1,255)	$(2,648)
Net cash flows from discontinued operations	$—	$45
Effect of exchange rates changes on cash and cash equivalents	$(76)	$91
Operating Activities
Net cash provided by operating activities for continuing operations during the nine months ended September 30, 2018 increased $686 million, or 237%, from the prior year period to $975 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $222 million for the nine months ended September 30, 2018, as compared to $109 million for the nine months ended September 30, 2017, which includes our acceleration of contributions to the qualified U.S. pension plan. For the remainder of 2018, we expect to contribute approximately $35 million in cash to our pension plans, including contributions to non-U.S. pension plans which are subject to changes in foreign exchange rates.
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
From the inception of the Restructuring Plan through September 30, 2018, the Company has eliminated 3,798 positions and a total of $863 million of restructuring and related separation charges have been incurred. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following summarizes restructuring and separation costs by type that have been incurred through September 30, 2018 and are estimated to be incurred through the end of the Restructuring Plan. Estimated costs may be revised in future periods as these assumptions are updated (in millions):

	Three months ended September 30, 2018	Nine months ended September 30, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$18	$84	$383	$37	$420
Technology rationalization (2)	12	30	63	67	130
Lease consolidation (2)	11	24	32	28	60
Asset impairments	2	11	37	3	40
Other costs associated with restructuring and separation (2) (3)	54	217	348	27	375
Total restructuring and related expenses	$97	$366	$863	$162	$1,025

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended September 30, 2018 were $1 million, $11 million, and $3 million; for the nine months ended September 30, 2018 were $2 million, $23 million, and $82 million; and since inception of the Restructuring Plan were $3 million, $31 million, and $85 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $85 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of September 30, 2018, the changes in our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2017	$186
Expensed	336
Cash payments	(322)
Foreign currency translation and other	(5)
Balance as of September 30, 2018	$195
Investing Activities
Cash flow provided by investing activities in continuing operations was $84 million during the nine months ended September 30, 2018, a decrease of $2,457 million compared to prior year period. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $362 million as compared to December 31, 2017. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2018, the Company completed the acquisition of five businesses for consideration of $50 million, net of cash acquired, and three business were sold for a net cash outflow of $8 million.
During the first nine months of 2017, the Company completed the acquisition of eight businesses for consideration of $172 million, net of cash acquired, and the sale of four businesses for a net cash outflow of $2 million due to an excess of cash sold, excluding the sale of the Divested Business.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $179 million in 2018 and $125 million in 2017, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities in continuing operations during the nine months ended September 30, 2018 was $1,255 million, a decrease of $1,393 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three months ended September 30		Nine months ended September 30
	2018	2017 (1)	2018	2017 (1)
Shares repurchased	2.1	5.4	8.8	14.5
Average price per share	$145.71	$139.61	$142.15	$131.58
Costs recorded to retained earnings
Total repurchase cost	$300	$749	$1,250	$1,903
Additional associated costs	1	4	6	10
Total costs recorded to retained earnings	$301	$753	$1,256	$1,913

(1)
Included in the 5.4 million shares and 14.5 million shares repurchased during the three and nine months ended September 30, 2017, respectively, were 0.2 million shares that did not settle until October 2017. These shares were settled at an average price per share of $146.52 and total cost of $24.2 million.

At September 30, 2018, the remaining authorized amount for share repurchase under the Repurchase Program is approximately $4.2 billion. Under the Repurchase Program, we have repurchased a total of 117.0 million shares for an aggregate cost of approximately $10.8 billion. For further information regarding share repurchases made during the third quarter of 2018, see Part II, Item 2 of this report.

Borrowings
Total debt at September 30, 2018 was $6.4 billion, an increase of $440 million compared to December 31, 2017. On March 8, 2018, the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Note due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and were repaid in full. Further, commercial paper activity during the three and nine months ended September 30, 2018 and 2017 is as follows (in millions):

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Total issuances (1)	$1,407	$—	$3,958	$1,648
Total repayments	$(1,469)	$—	$(3,201)	$(1,997)
Net issuances	$(62)	$—	$757	$(349)

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2018 and December 31, 2017, we had distributable reserves in excess of $2.5 billion and $1.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
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
As of September 30, 2018, we had two committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2021 and our $400 million multi-currency U.S. credit facility expiring in October 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At September 30, 2018, we did not have borrowings under either the 2021 or the 2022 Facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended September 30, 2018.
Shelf Registration Statement
On September 25, 2018, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.

Rating Agency Ratings
The major rating agencies’ ratings of our debt at October 26, 2018 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of September 30, 2018, the undiscounted maximum potential future payments under the lease guarantee were $89 million, with an estimated fair value of $19 million. No cash payments were made in connection to the lease commitments during the three months ended September 30, 2018.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2018, the undiscounted maximum potential future payments under the performance guarantees were $194 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended September 30, 2018.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $84 million at September 30, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2018, compared to $95 million at December 31, 2017.
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
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy, or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units transferred and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
Reinsurance Solutions includes treaty and facultative reinsurance brokerage and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly, over the term of the arrangement in installments based on deposit or minimum premiums for most treaty reinsurance arrangements.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards & performance. Revenue consists primarily of fees paid by customers for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Health Solutions includes health and benefits brokerage and healthcare exchanges. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For Data & Analytic Services arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.
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

•	the impact of any investigations brought by regulatory authorities in the U.S., U.K., and other countries;

•	the impact of any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the effects of English law on our operating flexibility and the enforcement of judgments against us;

•	the failure to retain and attract qualified personnel;

•	international risks associated with our global operations;

•	the effect of natural or man-made disasters;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;

•	our ability to develop and implement new technology;

•	damage to our reputation among clients, markets, or third parties;

•	the actions taken by third parties that perform aspects of our business operations and client services;

•
the extent to which we manage certain risks created in connection with the various services, including fiduciary and investment consulting and other advisory services, among others, that we currently provide, or will provide in the future, to clients;

•	our ability to continue, and the costs and risks associated with, growing, developing, and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates, or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	our risks and uncertainties in connection with the sale, including arrangements under the transition service agreement and legacy IT systems associated with the Divested Business; and

•	our ability to realize the expected benefits from our restructuring plan.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in Part III, Item 1A Risk Factors of this report and in the “Risk Factors” section in Part I, “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2018, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2018 and 2019, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would decrease by $0.03 and increase by $0.11, respectively, during the three and nine months ended September 30, 2018. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would increase by $0.05 and decrease by $0.15, respectively, during the three and nine months ended September 30, 2018 if we were to translate prior year results at current quarter exchange rates.
Effective July 1, 2018, Argentina was designated as a highly inflationary economy and therefore the functional currency for our Argentina subsidiaries became the U.S. dollar. As a result, the impact of Argentine peso currency fluctuations in these subsidiaries will be reported within the Condensed Consolidated Statements of Income prospectively. We are undergoing steps to limit this exposure and the impact to the third quarter of 2018 was insignificant. Revenue from our Argentine operations was less than or equal to 1% of our consolidated revenue for the three and nine months ended September 30, 2018 and 2017.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2018.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our

SEC reports is recorded, processed, summarized, and reported within the time periods specified in appropriate statute, SEC rules, and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/18 - 7/31/18	718,560	$143.69	718,560	$4,366,865,050
8/1/18 - 8/31/18	789,975	$143.19	789,975	$4,253,749,296
9/1/18 - 9/30/18	550,249	$151.94	550,249	$4,170,142,039
	2,058,784	$145.71	2,058,784	$4,170,142,039

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with up to $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.

We did not make any unregistered sales of equity in the third quarter of 2018.
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

Aon plc
(Registrant)

October 26, 2018	By:	/s/ Michael Neller
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