Form 10-K
period 2018-12-31
Aon plc
filed 2019-02-19
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 29, 2018, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $33,332,666,779 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 15, 2019: 239,999,442.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Aon plc’s Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 21, 2019 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I
Item 1.    Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” the “Company,” “we,” “us,” or “our”) is a leading global professional services firm that provides advice and solutions to clients focused on risk, retirement, and health, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions that are under-pinned by industry-leading data and analytics. Our strategy is to be the preeminent professional services firm in the world, focused on risk and people.
Our clients are globally diversified and include all market segments (individuals through personal lines, mid-market companies, and large global companies) and almost every industry in over 120 countries and sovereignties. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions based upon return on invested capital (“ROIC”).
BUSINESS SEGMENT
Beginning in the first quarter of 2017 and following the sale of our benefits administration and business process outsourcing business (the “Divested Business”) on May 1, 2017, the Company led a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency. These initiatives reinforce Aon’s ROIC decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, retirement, and health through five principal products and services: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services. Collectively, these products and service revenue lines make up our one segment: Aon United.
In 2018 our consolidated total revenue was $10,770 million. This includes $4,652 million in Commercial Risk Solutions, $1,563 million in Reinsurance Solutions, $1,865 million in Retirement Solutions, $1,596 million in Health Solutions, and $1,105 million in Data & Analytic Services, before intercompany eliminations.
Principal Products and Services
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives.  In retail brokerage, our team of expert risk advisors applies a client-focused approach to commercial risk products and services that leverage Aon’s global network of resources, industry-leading data and analytics, and specialized expertise. Cyber solutions is one of the industry’s premier resources in cyber risk management. Our strategic focus extends to identify and protect critical digital assets supported by best-in-class transactional capabilities, enhanced coverage expertise, deep carrier relationships, and incident response expertise.  Global risk consulting is a world-leading provider of risk consulting services supporting clients to better understand and manage their risk profile through identifying and quantifying the risks they face. We assist clients with the selection and implementation of the appropriate risk transfer, risk retention, and risk mitigation solutions, and ensure the continuity of their operations through claims consulting. Captives is a leading global captive insurance solutions provider that manages over 1,100 insurance entities worldwide including captives, protected segregated and incorporated cell facilities, as well as entities that support insurance-linked securities and specialist insurance and reinsurance companies.
Reinsurance Solutions includes treaty and facultative reinsurance and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Capital markets is a global investment bank with expertise in mergers and acquisitions, capital raising, strategic advice, restructuring, recapitalization services, and insurance-linked securities. We partner with insurers, reinsurers, investment firms, banks, and corporations in the management of complex commercial issues through the provision of corporate finance advisory services, capital markets solutions, and innovative risk management products.
Retirement Solutions includes core retirement, investment consulting, and talent, rewards, and performance. Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration, and legal and compliance consulting. Investment consulting provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments, and foundations. Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. Talent, rewards, and performance delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people. It supports the full employee lifecycle, including assessment and selection of the right talent, optimized deployment and engagement, and the design, alignment, and benchmarking of compensation to business strategy and performance outcomes.
Health Solutions includes heath and benefits brokerage and health care exchanges. Health and benefits brokerage partners with employers to develop innovative, customized benefits strategies that help manage risk, drive engagement, and promote accountability. Our private health exchange solutions help employers transform how they sponsor, structure, and deliver health benefits by building and operating a cost effective alternative to traditional employee and retiree health care. We seek outcomes of reduced employer costs, risk, and volatility, alongside greater coverage and plan choices for individual participants.
Data & Analytic Services includes Affinity, Aon InPoint, and ReView. Affinity specializes in developing, marketing and administering customized insurance programs and specialty market solutions for Affinity organizations and their members or affiliates. Aon InPoint draws on the Global Risk Insight Platform, one of Aon’s proprietary databases, and is dedicated to making insurers more competitive by providing data, analytics, engagement, and consulting services. ReView draws on another Aon proprietary database and broker market knowledge to provide advisory services, analysis, and benchmarking to help reinsurers more effectively meet the needs of cedents through the development of more competitive, innovative, and efficient risk transfer options.
Revenue and Compensation
Our business generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services we provide to them, and fees from customers. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which we act. Compensation from insurance and reinsurance companies includes: (1) fees for consulting and analytics services, and (2) fees and commissions for administrative and other services provided to or on behalf of insurers. Fees from clients for advice and consulting services are dependent on the extent and value of the services we provide. Payment terms are consistent with current industry practices.
Fiduciary Funds
We typically hold funds on behalf of clients, including premiums received from clients and claims due to clients that are in transit to and from insurers. Certain funds held on behalf of clients are invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect and remit cash. The principal is segregated and not available for general operating purposes, though we earn interest on these accounts.
Competition
Our business operates in a highly competitive and fragmented environment. We compete with other global insurance brokers and consulting companies, including Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, and Jardine Lloyd Thompson Group plc, as well as numerous specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents, and with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.
Seasonality
Due to buying patterns and delivery of certain products in the markets we serve, revenues recognized tend to be higher in the first and fourth quarters of each fiscal year.
Licensing and Regulation
Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including United States (“U.S.”) federal and state laws. See the “Risk Factors” section in Part I, Item 1A of this report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Regulatory authorities in the countries and states in the U.S. in which our operating subsidiaries conduct business may require individual or company licenses to act as producers, brokers, agents, third-party administrators, managing general agents, reinsurance intermediaries, or adjusters. Under the laws of most countries and states, regulatory authorities have relatively broad discretion with respect to granting, renewing, and revoking producers’, brokers’, and agents’ licenses to transact business in the country or state. The operating terms may vary according to the licensing requirements of the particular country or state, which may require, among other things, that a firm operates in the country or state through a local corporation. In a few countries and states, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the country or state.
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
Investment, securities, and futures licensing authorities also govern certain of our business activities. For example, in the U.S., we use Aon Securities, LLC, a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
Further, pension and financial laws and regulations, including oversight and supervision by the FCA in the U.K., the Securities and Exchange Commission (“SEC”) in the U.S., and regulators in other countries govern certain of the retirement-related consulting services provided by Aon and its subsidiaries and affiliates. This includes Aon subsidiaries that provide investment advisory services regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, securities, and insurance laws and regulations, and supervision.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2018. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2018.
Employees
At December 31, 2018, we employed approximately 50,000 employees and conducted our operations through various subsidiaries in more than 120 countries and sovereignties.
Information Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in the countries in which we do business around the world, including the U.K.’s expected withdrawal from the European Union;

•	changes in the competitive environment or damage to our reputation;

•	fluctuations in exchange and interest rates that could influence revenues and expenses;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility or increasing borrowing costs;

•	rating agency actions that could affect our ability to borrow funds;

•	volatility in our tax rate due to a variety of different factors including U.S. federal income tax reform;
•changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions (“E&O”) and other claims against us;

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
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions, Reinsurance Solutions, and Data and Analytic Services revenue lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenue, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the earnings are determined as a percentage of premium charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our business.
We face significant competitive pressures.
As a global professional services firm, we compete with global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. We compete with respect to service, product features, price, commission structure, financial strength, ability to access certain insurance markets, and name recognition.
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
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In our investment consulting business, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice, which poses risks of liability exposure and costs of defense and increased insurance premiums. In addition, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to retain business or secure new business.
Damage to our reputation could have a material adverse effect on our business.
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including third parties, the use and protection of data and systems, satisfaction of client expectations, and regulatory compliance. Damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders, and third parties in transactions that are important to our business adversely effecting our business, financial condition, and operating results.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:

•
the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition, and put pressure on pricing;

•	fluctuation in the need for insurance;

•	the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;

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
Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, the extent of ongoing clients’ perception of our ability to add value through our services, and general economic conditions. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may also be impacted by factors such as our ability to transition consultants from completed projects to new assignments, our ability to secure new consulting engagements, our ability to forecast demand for consulting services (and, consequently, appropriately manage the size and location of our workforce), employee attrition, and the need to devote time and resources to training and professional and business development.
In our investment consulting business, we advise or act on behalf of clients regarding their investments. The results of these investments are uncertain and subject to numerous factors, some of which are within our control and some which are not. Clients that experience losses or lower than expected investment returns may leave us for competitors and/or assert claims against us.
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title or custody over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control, including but not limited to uncertainty in financial markets due to economic, political, and regulatory conditions. Regardless of the cause, clients experiencing losses or clients that allege that we overcharge for such fiduciary services have in the past asserted claims against us, and we anticipate future similar claims, which could be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions. Additionally, clients experiencing losses or lower than expected investment returns may leave us for our competitors.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 57% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

Operating funds available for corporate use were $828 million at December 31, 2018 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $3.9 billion at December 31, 2018 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2018, these long-term investments had a carrying value of $54 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the European Union. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
Our worldwide pension plans are significant, and therefore our pension contributions and expense are sensitive to various market, demographic, and other factors. These factors include equity and bond market returns, fair value of pension assets, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes or developments and counterparty exposure from various investments and derivative contracts, including annuities. Variations or developments in connection with any of these factors could cause significant changes to our financial position and results of operations from year to year. In addition, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2018, we had total consolidated debt outstanding of approximately $6.2 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2018, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
A substantial portion of our outstanding debt, including certain intercompany debt obligations, contains financial and other covenants. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, acquisitions, or general corporate requirements. This in turn may have the impact of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness, or fewer or less onerous covenants associated with such indebtedness, and making us more vulnerable to general adverse economic and industry conditions.
If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.

A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2018 were A- with a stable outlook (Standard & Poor’s, or “S&P”), BBB+ with a stable outlook (Fitch, Inc., or “Fitch”), and Baa2 with a stable outlook (Moody’s Investor Services, or “Moody’s”). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain deductible amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, further limiting deductible executive compensation, and imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries accumulations through the end of 2017. The new provisions have been the subject of proposed regulations and other guidance that, if and when issued in final form, could materially affect the application of the new statutory provisions. In many cases, the proposed regulations and other guidance proposed to apply retroactively to the date of enactment of the Tax Reform Act. The government could also further modify the rules when they are issued in final form. We continue to analyze how the Tax Reform Act, and any regulations or other governmental action with respect thereto, may impact our business and results of operations.  The changes effected pursuant to the Tax Reform Act, and the regulations or other governmental action thereunder, may have an adverse or volatile effect on our tax rate in fiscal years 2019 and beyond, thereby affecting our results of operations. Additionally, the resulting uncertainty with respect to the interpretation and application of the new provisions, and the risk that regulations or other governmental guidance, including revisions to any such regulations or other governmental action that may change the application of the new statutory provisions, may affect our assessment of the effect of the Tax Reform Act on our business and operations as we continue to analyze it.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
We are subject to income taxes in the U.K., U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation or regulations, such as the enactment of the U.S. Tax Reform Act detailed above, the continuing development of regulations and other governmental action that affect the application of such legislation, our global mix of earnings, the use of global funding structures, the tax characteristics of our income, the effect of complying with transfer pricing requirements under laws of many different countries on our revenues and costs, the consequences of acquisitions and dispositions of businesses and business segments, and the portion of the income of non-U.S. subsidiaries that may be subject to U.S. tax, or the portion of the income of non-U.K subsidiaries that may be subject to U.K. tax, whether or not distributed to the respective U.S. or U.K. shareholders. In addition, we could be subject to increased taxation as a result of changes in eligibility for the benefits of current income tax treaties between and among the U.K., the U.S., and other countries, including any future amendments to the current income tax treaties between the U.K. and other jurisdictions (including the U.S.), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities. Our actual global tax rate may vary from our expectation and that variance may be material.
We are subject to tax audits conducted by U.S., U.K., and other tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, restructuring, pensions, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, share-based payments, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments or changes in accounting principles or standards, and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates, policies, or developments in the business may change our initial estimates, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders’ Equity, and Cash Flows.
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
The Company is organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends, interest, and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt, paying dividends to shareholders, repurchasing ordinary shares, and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that subsidiaries can pay in dividends or other payments to us. No assurance can be given that there will not be further changes in law, regulatory actions, or other circumstances that could restrict the ability of our subsidiaries to pay dividends or otherwise make payments to us. Furthermore, no assurance can be given that our subsidiaries may be able to make timely payments to us in order for us to meet our obligations.
Legal and Regulatory Risks
We are subject to E&O claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on the financial condition or results of operations of a business line or the Company as a whole.
We assist our clients with various matters, including placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, and providing actuarial, investment consulting, and asset management services. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free consulting or investment advice. It is not always possible to prevent and detect E&O, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Additionally, parts or all of an E&O claim could fall within insurance deductibles, self-insured retentions, or policy exclusions. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to Consolidated Financial Statements.
In addition, we provide a variety of guarantees and indemnifications to our customers and others. In the event of a default, Aon’s potential exposure is equal to the amount of the guarantee or indemnification.
The ultimate outcome of claims, lawsuits, proceedings, guarantees and indemnifications cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.
Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws, rules, and regulations, and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, trade restriction and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, could impose additional licensure requirements or costs to our operations and services, or even cause us to cease offering certain services or solutions. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, we may become subject to additional types of laws and policies and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. New regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements respecting data privacy, data security, and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; additional changes in tax regulations in the jurisdictions in which we operate; changes in accounting standards; regulatory actions or changes that require us to change our compensation model; or additional regulations promulgated by the FCA in the U.K., or other regulatory bodies in jurisdictions in which we operate.
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or temporarily suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction in the future as it has been conducted in the past.
Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The General Data Protection Regulation (“GDPR”), which became effective in May 2018, created a range of new compliance obligations, increased financial penalties for non-compliance, and extended the scope of the European Union data protection law to all companies processing data of European Union residents, wherever the company’s location. We have incurred substantial operational costs to bring our practices into compliance with GDPR and where other jurisdictions enact privacy and data protection regulations, we will incur further expenses to bring our practices in compliance with those regulations, which may differ from GDPR.
Our business’ regulatory oversight also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.
Services provided in our Health Solutions and Retirement Solutions revenue lines are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly affecting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use and payment of commissions to agents, brokers, and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies, including the effects of health care reform by the U.S. government, could delay client adoption of our health care exchanges, impair our ability to retain clients who have adopted our health care exchanges, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, changes in laws, government regulations, or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use, or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as pension), may adversely affect the demand for, or profitability of, our services.
If we violate the laws and regulations to which we are subject, we could be subject to fines, penalties, or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors, or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we operate in many different business lines, which may occasionally intersect with each other, such as placing both insurance and reinsurance or providing both investment consultancy and fiduciary management services.   If we fail to control possible resulting conflicts of interest, we could be subject to civil litigation, fines, penalties, and criminal sanctions and could be prohibited from participating in one or more lines of business.  As regulators and other government agencies continue to examine our operations, there is no assurance that consent orders or other enforcement actions will not be issued by them in the future. These and other initiatives from national, state, and local officials may subject us to judgments, settlements, fines, or penalties, or cause us to be required to restructure or divest operations and activities, all of which could lead to reputational issues, higher operational costs, business disruption or loss, thereby adversely affecting our business, financial condition, or operating results.
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
In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as infringement suits or interference proceedings.  Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages, and could limit our ability to use or offer certain technologies, products, or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition, and operating results.
We have less flexibility as a public limited company incorporated under the laws of England and Wales with respect to certain aspects of capital management.
English law imposes additional restrictions on certain corporate actions. For example, English law provides that a board of directors may only allot securities with the prior authorization of shareholders, with such authorization specifying a maximum amount of shares that may be allotted under it, and lasting for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. The current authorization is effective until the earlier of our next annual general meeting or August 31, 2019. This authorization will need to be renewed by our shareholders periodically and we intend to renew this authorization at each annual general meeting.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. The current exclusion is effective until the earlier of our next annual general meeting or August 31, 2019. This exclusion would need to be renewed by our shareholders periodically and we intend to renew this exclusion at each annual general meeting.
English law also requires us to have available “distributable reserves” to make share repurchases or pay dividends to shareholders.  Distributable reserves may be created through the earnings of the U.K. parent company or other actions.  As of December 31, 2018, we had distributable reserves in excess of $2.2 billion. While it is our intention to maintain a sufficient level of distributable reserves in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that the parent company level will maintain the necessary level of distributable reserves to do so. If at any time we do not have sufficient distributable reserves to declare and pay dividends, we may undertake a reduction in capital of the Company to reduce the amount of our share capital and non-distributable reserves and to create a corresponding increase in our distributable reserves out of which future distributions to shareholders could be made.
English law also generally prohibits a company from repurchasing its own shares by way of “off-market purchases” without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an “off market purchase.” The current authorization expires on June 22, 2023. Renewal of this authorization will be sought periodically.
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
Operational Risks
The economic and political conditions of the countries and regions in which we operate, including the U.K.’s expected withdrawal from the European Union, could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
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
Furthermore, the U.K.’s withdrawal from the European Union, which is legally scheduled for March 29, 2019 (“Brexit”), has created uncertainty about the future relationship between the U.K. and the European Union. As the U.K. and European Union continue to negotiate the terms of the U.K.’s withdrawal, given the rejection of the proposed deal by the U.K. Parliament on January 15, there remains inevitable uncertainty on topics such as financial laws and regulations, tax and free trade agreements, immigration laws, and employment laws. Our publicly traded parent is incorporated in the U.K. and we have significant operations and a substantial workforce therein and therefore enjoy certain benefits based on the U.K.’s membership in the European Union. The lack of clarity about Brexit and, whether, in the future U.K. laws and regulations are recognized in the EU, creates uncertainty for us as the eventual outcome of negotiations may affect our business and operations. We may be required to incur additional expense as we adapt to the political and regulatory environment post-Brexit. This may include legal entity structure changes, adjusting the way we engage with some of our European and U.K. clients, or choosing to re-locate some of our staff. We are currently examining the various impacts to our business and operating models in an effort to develop solutions to address any of the potential outcomes of the negotiations, so our organization can continue to provide our clients with the services and expertise they require. We also cannot be certain that regulators in other European Union countries will grant us the permissions or licenses we seek to operate our business. We have and will continue to invest significant time and resources as we navigate the effects of Brexit, and the uncertainty related thereto, on our business and operations. A less orderly Brexit has the potential to adversely affect global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, any development that has the effect of devaluing the euro or British pound could meaningfully reduce the value of our assets and reducing the usefulness of liquidity alternatives denominated in that currency such as our multicurrency U.S. credit facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the euro suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.
We may not realize all of the expected benefits from our restructuring plan and other operational improvement initiatives.
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through the forth quarter of 2019, including an estimated 4,800 to 5,400 role eliminations. The Restructuring Plan is expected to result in cumulative costs of approximately $1,225 million through the end of the Restructuring Plan, consisting of approximately $450 million in employee termination costs, $130 million in IT rationalization costs, $65 million in real estate realization costs, $50 million in asset impairment costs and $530 million in other costs associated with the restructuring. Included in the estimated $1,225 million is $100 million of estimated non-cash charges.
We estimate that our annualized savings from the Restructuring Plan and other operational improvement initiatives will be approximately $500 million by the end of 2019. Actual total costs, savings, and timing may vary from these estimates due to changes in the scope or assumptions underlying the Restructuring Plan and other operational improvement initiatives.  We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Restructuring Plan and other operational improvement initiatives could adversely affect our consolidated financial statements.
Our success depends on our ability to retain and attract experienced and qualified personnel, including our senior management team and other professional personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results, and financial condition could be adversely affected. While we have plans for key management succession and long-term compensation plans designed to retain our senior management team and critical colleagues, if our succession plans and retention programs do not operate effectively, our business could be adversely affected. We also are committed to diversity and inclusion and strive to maintain an equitable work environment that unlocks the full potential of all of our personnel.  If we are unsuccessful in maintaining such a work environment, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with operating in, and sourcing from, foreign countries, including:

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
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, extreme weather, or other climate events; pandemic health events, and man-made disasters, including acts of terrorism, civil unrest, violence, military actions, and cyber-terrorism. The continued threat of terrorism and other events or disasters may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger energy shortages, public health issues, or an economic downturn or instability in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as a security incident or attack, a natural disaster, climate event, terrorist attack, pandemic, power loss, telecommunications failure, or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel and office facilities, and the proper functioning of computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose access to key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability.
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through increasingly sophisticated methods of attack. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques, implement adequate preventative measures, or respond quickly enough in the event of an incident or attack. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks, and security breaches at a vendor could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information, or company data. In addition, we may not be able to detect breaches in our information technology systems or assess the severity or impact of a breach in a timely manner.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant or extended disruption in the functioning of our information technology systems could damage our reputation, cause us to lose clients, adversely impact our operations, sales and operating results, and require us to incur significant expense and divert resources to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service, and reliability that our clients require, we may be required to make significant additional investments in our information technology system.

Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information, including confidential information about our clients’ and employees’ compensation, medical information, and other personally identifiable information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure of confidential, personal, or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, loss of revenue, and loss of clients. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the European Union and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, the European Union’s GDPR, which went into effect in May 2018, caused us to incur significant expenses in an effort to implement the applicable GDPR provisions within our business before the effective date causing distraction from other aspects of our business. In addition, non-compliance with GDPR could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect other jurisdictions in which we operate to adopt regulations governing personal data and information, and we will have to continue to incur expenses and devote resources to bring our practices into compliance with such future regulations. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
Our success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of our proprietary databases, repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow or unable to take advantage of these developments.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, and administration and support functions that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers, and providers of human resource, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
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

We are subject to various risks and uncertainties in connection with the sale of the Divested Business.
On May 1, 2017, we sold the Divested Business to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”). This transaction carries inherent risks, including the risk that we will not earn the $500 million of additional consideration or otherwise realize the intended value of the transaction, as well as risks connected with separating the Divested Business from Aon. We are party to a transition services agreement with the Buyer and there are risks associated with this transition services agreement, particularly as we transition off of the Buyer’s systems and services and initiate our own new systems and processes, which could adversely affect our business and results of operations.
Furthermore, we have entered into ongoing commercial arrangements with the Buyer.  If we do not realize the intended benefits of these arrangements, it could affect our results of operations or adversely affect our relationship with clients, partners, colleagues, and other third parties.  Additionally, if the Divested Business does not deliver the level of service to which our clients and partners are accustomed, it could adversely affect our relationships with such third parties.
Our results may be adversely affected by changes in the mode of compensation in the insurance industry.
In the past, the Attorney General of the State of New York brought charges against members of the insurance brokerage community. These actions have created uncertainty concerning longstanding methods of compensating insurance brokers. Given that the insurance brokerage industry has faced scrutiny from regulators in the past over its compensation practices, and the transparency and discourse to clients regarding brokers’ compensation, it is possible that regulators may choose to revisit the same or other practices in the future. If they do so, compliance with new regulations along with any sanctions that might be imposed for past practices deemed improper could have an adverse impact on our future results of operations and inflict significant reputational harm on our business.
Risks Related to Our Ordinary Shares
Transfers of the Class A Ordinary Shares may be subject to stamp duty or SDRT in the U.K., which would increase the cost of dealing in the Class A Ordinary Shares.
Stamp duty reserve taxes (“SDRT”) are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain transfers of shares to depositories or into clearance systems are charged at a higher rate of 1.5 percent.
Our Class A Ordinary Shares are eligible to be held in book entry form through the facilities of Depository Trust Company (“DTC”). Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by Her Majesty’s Revenues and Customs (“HMRC”)) before the transfer can be registered in the share registers of Aon. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares.
We have put in place arrangements to require that shares held in certificated form cannot be transferred into the DTC system until the transferor of the shares has first delivered the shares to a depository specified by us so that SDRT may be collected in connection with the initial delivery to the depository. Any such shares will be evidenced by a receipt issued by the depository. Before the transfer can be registered in our share registers, the transferor will also be required to put in the depository funds to settle the resultant liability to SDRT, which will be charged at a rate of 1.5 percent of the value of the shares.
If the Class A Ordinary Shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.
The facilities of DTC are a widely used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that prior to our reincorporation in the U.K. in 2012 (the “Redomestication”), approximately 99% of the outstanding shares of common stock of Aon Corporation were held within the DTC system. The Class A Ordinary Shares of Aon plc are, at present, eligible for deposit and clearing within the DTC system. In connection with the closing of the Redomestication, we entered into arrangements with DTC whereby we agreed to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with the initial depository. DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determines at any time that the Class A Ordinary Shares are not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.
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

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	407,000	2028
4 Overlook Point, Lincolnshire, Illinois	286,000	2024
165 Broadway, New York, New York	237,000	2028
In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 10 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2018.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 17 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Executive Officers of the Registrant
The executive officers of Aon, as of February 19, 2019 unless otherwise noted, their business experience during the last five years, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	54
Co-President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. He was named an Executive Officer in February 2017.

John Bruno	53
Chief Operations Officer. Mr. Bruno joined Aon in September 2014 as Executive Vice President, Enterprise Innovation & Chief Information Officer. He was named an Executive Officer in February 2017 and Chief Operations Officer in April 2017. Prior to joining Aon, Mr. Bruno held various positions at NCR Corporation, a technology company focused on assisted and self-service solutions, from 2008 to 2014, where he most recently served as Executive Vice President, Industry & Field Operations and Corporate Development. Prior to working at NCR, Mr. Bruno served in various technology positions at Goldman Sachs Group, Merrill Lynch & Co. Inc, and Symbol Technologies, Inc.

Gregory C. Case	56
Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. He also served as Aon’s President from April 2005 to May 2018. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, a global management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey’s Global Insurance Practice, and was a member of McKinsey’s governing Shareholders’ Committee. Prior to joining McKinsey, Mr. Case worked for the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.

Christa Davies	47
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

Anthony Goland	59
Executive Vice President and Chief Innovation Officer. Mr. Goland joined Aon in September 2015 as Executive Vice President and Chief Human Resources Officer and served in that position through October 2018. Prior to joining Aon, Mr. Goland spent 30 years at McKinsey & Company, where he was a leader of the firm’s financial services, financial inclusion, and organization practices. Prior to McKinsey, he had experience with J.P. Morgan and IBM, and before that he volunteered and served as a Sergeant in the U.S. Army.

Cary Grace	50
Chief Executive Officer, Global Retirement & Investment. Ms. Grace joined Aon in April 2012 as President of Aon Hewitt’s Strategy and Solutions group and served as the CEO of Aon’s Health Exchange Solutions prior to assuming her current role in January 2016. She was named an executive officer in May 2017. Before joining Aon, Ms. Grace spent more than 20 years with Bank of America and a predecessor to JPMorgan Chase & Co. in various business leadership positions, including leading the institutional asset advisory and mass affluent businesses.

Peter Lieb	63
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

Michael Neller	40
Senior Vice President and Global Controller. Mr. Neller joined Aon in August 2011 as its Vice President, Technical Accounting and Policy. From December 2011 to February 2018, Mr. Neller served as Aon’s Vice President, Deputy Global Controller. In this role, he was responsible for Aon’s Latin America and North America regions, as well as global accounting policy, corporate accounting, and external reporting. Before joining Aon, Mr. Neller served from July 2009 to August 2011 as a Senior Manager of KPMG LLP, an international public accounting firm, in its Department of Professional Practice (National Office). He was named Senior Vice President and Global Controller in February 2018.

Michael O’Connor	50
Co-President. Mr. O’Connor joined Aon in 2008 as Chief Operating Officer of Aon Risk Solutions and was later named Chief Risk Operating Officer, Aon Risk Solutions and Aon Benfield. In 2013, he was named Chief Executive Officer, Aon Risk Solutions and served in that role until May 2018 when he was named Co-President, Aon plc. He was named an Executive Officer in February 2017. Prior to joining Aon, Mr. O’Connor was a partner at McKinsey & Company, where he served as a leader for the North America Financial Services and North America Insurance practices.

John Zern	52
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the NYSE under the trading symbol AON.
On February 15, 2019, the last reported sale price of our ordinary shares as reported by the NYSE was $171.97 per share. We have approximately 204 holders of record of our Class A Ordinary Shares as of February 15, 2019.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/18 – 10/31/18	510,313	$152.79	510,313	$4,092,170,499
11/1/18 – 11/30/18	439,837	$161.86	439,837	$4,020,978,648
12/1/18 – 12/31/18	306,371	$154.91	306,371	$3,973,517,694
	1,256,521	$156.48	1,256,521

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017, for a total of $15.0 billion in repurchase authorizations.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any unregistered sales of equity in 2018.

Item 6.    Selected Financial Data

(millions, except per share data)	2018	2017	2016	2015	2014
Income Statement Data
Total revenue from continuing operations	$10,770	$9,998	$9,409	$9,480	$9,892
Income from continuing operations	1,100	435	1,253	1,253	1,312
Net income from discontinued operations	74	828	177	169	119
Net income	1,174	1,263	1,430	1,422	1,431
Less: Net income attributable to noncontrolling interests	40	37	34	37	34
Net income attributable to Aon shareholders	$1,134	$1,226	$1,396	$1,385	$1,397
Basic Net Income Per Share Attributable to Aon Shareholders
Continuing operations	$4.32	$1.54	$4.55	$4.33	$4.32
Discontinued operations	0.30	3.20	0.66	0.60	0.40
Net income	$4.62	$4.74	$5.21	$4.93	$4.73
Diluted Net Income Per Share Attributable to Aon Shareholders
Continuing operations	$4.29	$1.53	$4.51	$4.28	$4.27
Discontinued operations	0.30	3.17	0.65	0.60	0.40
Net income	$4.59	$4.70	$5.16	$4.88	$4.66
Balance Sheet Data
Fiduciary assets (1)	$10,166	$9,625	$8,959	$9,465	$11,026
Intangible assets including goodwill	$9,320	$10,091	$9,300	$8,795	$9,338
Total assets	$26,422	$26,088	$26,615	$26,883	$29,572
Long-term debt	$5,993	$5,667	$5,869	$5,138	$4,768
Total equity	$4,219	$4,648	$5,532	$6,059	$6,527
Class A Ordinary Shares and Other Data
Dividends paid per share	$1.56	$1.41	$1.29	$1.15	$0.92
At year-end:
Market price, per share	$145.36	$134.00	$111.53	$92.21	$94.83
Shares outstanding	240.1	247.6	262.0	269.8	280.0

(1)	Represents insurance premium receivables from clients and claims receivables from insurance carriers as well as cash and investments held in a fiduciary capacity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2018 FINANCIAL RESULTS
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
Financial Results
In the first quarter of 2018, Aon adopted new accounting guidance related to the treatment of revenue from contracts with customers that was applied prospectively on the U.S. GAAP financial statements and therefore comparable periods have not been restated.  Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information surrounding the quantitative and qualitative impacts of adopting the new accounting guidance.
The following is a summary of our 2018 financial results from continuing operations on a reported basis:

•
Revenue increased $772 million, or 8%, to $10,770 million in 2018 compared to 2017, reflecting 5% organic revenue growth, a 2% increase related to acquisitions, net of divestitures, and a 1% favorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”). Organic revenue growth for the year was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Commercial Risk Solutions, and Health Solutions.

•
Operating expenses increased $293 million, or 3%, to $9,226 million in 2018 compared to 2017 due primarily to a $172 million increase in expenses related to acquisitions, net of divestitures, a $75 million increase in expense related to legacy litigation, $71 million of accelerated amortization related to tradenames, a $59 million unfavorable impact from foreign currency translation, a $14 million increase in expense to support GDPR compliance, and an increase in expense associated with 5% organic revenue growth, partially offset by a $204 million net decrease in impairment charges, $195 million of incremental savings related to restructuring and other operational improvement initiatives, and a $28 million decrease in regulatory and compliance costs.

•
Operating margin increased to 14.3% in 2018 from 10.7% in 2017, including an increase of 90 basis points resulting from adoption of the new revenue recognition standard in 2018. The underlying increase in operating margin from the prior year is primarily driven by organic revenue growth of 5% and strong core operational improvement, partially offset by an increase in operating expenses, described above.

•	Due to the factors set forth above, net income from continuing operations was $1,100 million in 2018, an increase of $665 million, or 153%, from 2017.

•
Diluted earnings per share from continuing operations was $4.29 per share during the twelve months of 2018 compared to $1.53 per share for the prior year period, including an increase of $0.32 per share resulting from the adoption of the new revenue recognition standard.

•
Cash flow provided by operating activities was $1,686 million in 2018, an increase of $1,017 million, or 152%, from $669 million in 2017. The prior year included $940 million of cash tax payments related to the sale of the Divested Business. Strong operational improvement and working capital improvements in both receivables and payables contributed to year-over-year growth, partially offset by $145 million of incremental cash restructuring charges and $80 million of accelerated pension contributions.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margins, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto (the “Financial Statements”). The following is our measure of performance against these four metrics from continuing operations for 2018:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% in 2018, compared to 4% organic growth in the prior year. Organic revenue growth was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Commercial Risk Solutions, and Health Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 25.0% in 2018, compared to 22.8% in the prior year. The increase in adjusted operating margin primarily reflects organic revenue growth of 5%, core operational improvement, and $195 million of savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $8.16 per share in 2018, an increase of $1.69 per share, or 26%, from $6.47 per share in 2017. The increase demonstrates strong operational performance and effective capital management, highlighted by $1.4 billion of share repurchase during 2018, partially offset by a higher adjusted effective tax rate.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $1,446 million in 2018, an increase of $960 million, or 198%, from $486 million in 2017, driven by an increase of $1,017 million in cash flow in operations, partially offset by a $57 million increase in capital expenditures, including investments in our operating model.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
In the first quarter of 2018, Aon adopted new accounting guidance related to the treatment of revenue from contracts with customers that was applied prospectively on the U.S. GAAP financial statements and therefore comparable periods have not been restated.  Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information surrounding the quantitative and qualitative impacts of adopting the new accounting guidance.
Our consolidated results are as follow:

	Years ended December 31
(millions)	2018	2017	2016
Revenue
Total revenue	$10,770	$9,998	$9,409
Expenses
Compensation and benefits	6,103	6,003	5,514
Information technology	484	419	386
Premises	370	348	343
Depreciation of fixed assets	176	187	162
Amortization and impairment of intangible assets	593	704	157
Other general expenses	1,500	1,272	1,036
Total operating expenses	9,226	8,933	7,598
Operating income	1,544	1,065	1,811
Interest income	5	27	9
Interest expense	(278)	(282)	(282)
Other income (expense)	(25)	(125)	(137)
Income from continuing operations before income taxes	1,246	685	1,401
Income taxes	146	250	148
Net income from continuing operations	1,100	435	1,253
Net income from discontinued operations	74	828	177
Net income	1,174	1,263	1,430
Less: Net income attributable to noncontrolling interests	40	37	34
Net income attributable to Aon shareholders	$1,134	$1,226	$1,396
Consolidated Results for 2018 Compared to 2017
Revenue
Total revenue increased $772 million, or 8%, to $10,770 million in 2018, compared to $9,998 million in 2017. The increase was driven by 5% organic revenue growth, a 2% increase related to acquisitions, net of divestitures, and a 1% favorable impact from foreign currency translation. Organic revenue growth for the year was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Commercial Risk Solutions, and Health Solutions.
Commercial Risk Solutions revenue increased $483 million, or 12%, to $4,652 million in 2018, compared to $4,169 million in 2017. Organic revenue growth was 6% in 2018 driven by growth across every major geography, with particular strength in U.S. Retail driven by record new business generation and strong management of the renewal book portfolio. Results also include double-digit growth in both cyber solutions and transaction liability, two specific areas of investment to support increasing client demand.
Reinsurance Solutions revenue increased $134 million, or 9%, to $1,563 million in 2018, compared to $1,429 million in 2017. Organic revenue growth was 7% in 2018 driven by net new business generation in treaty and strong growth in facultative placements, partially offset by a modest decline in capital markets transactions given the prior year period benefited from record catastrophe bond issuance during the mid-year renewal season.
Retirement Solutions revenue increased $110 million, or 6%, to $1,865 million in 2018, compared to $1,755 million in 2017. Organic revenue growth was 2% in 2018 driven by solid growth in core actuarial retirement and in the talent practice, as well as modest growth in investment consulting.
Health Solutions revenue increased $81 million, or 5%, to $1,596 million in 2018, compared to $1,515 million in 2017. Organic revenue growth was 5% in 2018 driven primarily by strong growth in health & benefits brokerage, in both the Americas and internationally, and in the health care exchange business driven by new client wins in both the active and retiree exchanges.
Data & Analytic Services revenue decreased $35 million, or 3%, to $1,105 million in 2018, compared to $1,140 million in 2017. Organic revenue growth was 3% in 2018 driven by strong growth globally across Affinity.
Compensation and Benefits
Compensation and benefits increased $100 million, or 2%, in 2018 compared to 2017. The increase was primarily driven by a $145 million increase in expenses related to acquisitions, net of divestitures, a $50 million unfavorable impact from foreign currency translation, and an increase in expense associated with 5% organic revenue growth, partially offset by a $184 million decrease in restructuring costs, $182 million of incremental savings related to restructuring and other operational improvement initiatives, and a $51 million decrease related to the adoption of the new revenue recognition standard in 2018.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $65 million, or 16%, in 2018 compared to 2017. The increase was primarily driven by a $16 million increase in expenses related to acquisitions, net of divestitures, a $14 million increase in restructuring costs, an increase in expense associated with 5% organic revenue growth, and investments supporting long-term growth initiatives, partially offset by $1 million of incremental savings related to restructuring and other operational improvement initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $22 million, or 6%, in 2018 compared to 2017. The increase was primarily driven by a $20 million increase in restructuring costs, and a $10 million increase in expenses related to acquisitions, net of divestitures, partially offset by $16 million of incremental savings related to restructuring and other operational improvement initiatives.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $11 million, or 6%, in 2018 compared to 2017. The decrease was primarily driven by a $13 million decrease in restructuring costs, partially offset by a $4 million increase related to acquisitions, net of divestitures.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $111 million, or 16%, in 2018 compared to 2017. The decrease was primarily driven by a net $204 million decrease in impairment charges, partially offset by a $71 million increase in accelerated amortization related to tradenames.

Other General Expenses
Other general expenses increased $228 million, or 18%, in 2018 compared to 2017. The increase was primarily driven by a $151 million increase in restructuring costs, a $75 million increase in legacy litigation, an $11 million increase in expense to support GDPR regulatory compliance, and an increase in expense associated with 5% organic revenue growth, partially offset by a $28 million decrease in costs related to regulatory and compliance matters.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $5 million in 2018, a decrease of $22 million, or 81%, from 2017, due primarily to additional income earned on the balance of cash proceeds from the Divested Business in the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $278 million in 2018, a decrease of $4 million, or 1%, from 2017. This decrease was driven primarily by the maturity of higher interest rate term debt in Q1 2018 partially offset by interest on a higher average commercial paper outstanding compared to the prior year.
Other Income (Expense)
Other expense decreased $100 million, or 80%, to $25 million in 2018 compared to 2017. Other expense in 2018 includes, among other things, $49 million of losses on certain financial instruments and $6 million in net losses on the disposition of businesses, partially offset by a $25 million favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and $4 million of equity earnings. Other expense in 2017 includes $86 million of pension and other post-retirement expense, a $37 million unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, and $16 million in net losses on the disposition of businesses, partially offset by $12 million in equity earnings.
Income From Continuing Operations before Income Taxes
Due to factors discussed above, income from continuing operations before income taxes was $1,246 million in 2018, an 82% increase from $685 million in 2017.
Income Taxes From Continuing Operations
The effective tax rate on net income from continuing operations was 11.7% in 2018 and 36.5% in 2017. The primary drivers of the 2018 tax rate include the following:

•
The geographical distribution of income including restructuring charges, legacy litigation, and the impairment of certain assets and liabilities previously classified as held for sale as well as the post-enactment date impacts of the Tax Reform Act.

•
Certain discrete items including the tax benefit associated with the sale of certain assets and liabilities previously classified as held for sale and the impact of share-based payments offset by the net tax expense from finalizing the impact of the enactment of the Tax Reform Act and changes in valuation allowances.

The 2017 tax rate reflects changes in the geographical distribution of income including restructuring charges and the impairment and amortization of tradenames, the impact of share-based payments, and the provisional estimate of the enactment date impact of the Tax Reform Act.
Income from Discontinued Operations, Net of Tax
Net income from discontinued operations decreased $754 million to $74 million compared to 2017 due to the execution of the sale of the Divested Business on May 2, 2017.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders decreased to $1,134 million, or $4.59 per diluted share, in 2018, compared to $1,226 million, or $4.70 per diluted share, in 2017.

Consolidated Results for 2017 Compared to 2016
Revenue
Total revenue increased by 6%, or $589 million, to $9,998 million in 2017, compared to $9,409 million in 2016. The increase was driven by 4% organic revenue growth and a 2% increase related to acquisitions, net of divestitures. Organic revenue growth for the year was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions, Health Solutions, and Data & Analytic Services.
Commercial Risk Solutions revenue increased $240 million, or 6%, to $4,169 million in 2017, compared to $3,929 million in 2016. Organic revenue growth was 2% in 2017 driven by growth across nearly every geography, with particular strength in U.S. Retail driven by record new business generation and strong management of the renewal book portfolio.
Reinsurance Solutions revenue increased $68 million, or 5%, to $1,429 million in 2017, compared to $1,361 million in 2016. Organic revenue growth was 6% in 2017 driven by growth across all major product lines, highlighted by continued net new business generation in the treaty portfolio, growth in facultative placements, and strong growth in capital markets.
Retirement Solutions revenue increased $48 million, or 3%, to $1,755 million in 2017, compared to $1,707 million in 2016. Organic revenue growth was 3% in 2017 driven by double-digit growth in investment consulting, primarily for delegated investment management, as well as solid growth in the Talent, Rewards, and Performance practice.
Health Solutions revenue increased $145 million, or 11%, to $1,515 million in 2017, compared to $1,370 million in 2016. Organic revenue growth was 7% in 2017 driven primarily by strong growth in health & benefits brokerage, in both the Americas and internationally.
Data & Analytic Services revenue increased $90 million, or 9%, to $1,140 million in 2017, compared to $1,050 million in 2016. Organic revenue growth was 6% in 2017 driven by strong growth across Affinity, with particular strength in the U.S.
Compensation and Benefits
Compensation and benefits increased $489 million in 2017, or 9%, compared to 2016. The increase was primarily driven by $299 million of restructuring charges, a $154 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense associated with 4% organic revenue growth, partially offset by $104 million of savings related to restructuring and other operational improvement initiatives and a $92 million decrease in expenses related to certain pension settlements.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $33 million in 2017, or 9%, compared to 2016. The increase was primarily driven by $33 million of restructuring costs, a $7 million increase in expenses related to acquisitions, net of divestitures, as well as investments in growth, partially offset by $37 million of savings related to restructuring and other operational improvement initiatives.
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
Other Income (Expense)
Other expense decreased $12 million from $137 million in 2016 to $125 million in 2017. Other expense in 2017 includes, among other things, $86 million of pension and other post-retirement expense, a $37 million unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, and $16 million in net losses on the disposition of businesses, partially offset by $12 million in equity earnings. Other expense in 2016 includes $173 million of pension and other post-retirement expense and $14 million of losses on certain financial instruments, partially offset by $39 million in net gains on the disposition of businesses and $13 million in equity earnings.
Income From Continuing Operations before Income Taxes
Due to factors discussed above, income from continuing operations before income taxes was $685 million in 2017, a 51% decrease from $1,401 million in 2016.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders decreased to $1,226 million, or $4.70 per diluted share, in 2017, compared to $1,396 million, or $5.16 per diluted share, in 2016.
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

	Twelve Months Ended
	Dec 31, 2018	Dec 31, 2017	% Change	Revenue Recognition(1)	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Commercial Risk Solutions	$4,652	$4,169	12%	—%	1%	—%	5%	6%
Reinsurance Solutions	1,563	1,429	9	(1)	2	1	—	7
Retirement Solutions	1,865	1,755	6	—	1	—	3	2
Health Solutions	1,596	1,515	5	(1)	—	—	1	5
Data & Analytic Services	1,105	1,140	(3)	—	—	—	(6)	3
Elimination	(11)	(10)	NA	NA	NA	NA	NA	NA
Total revenue	$10,770	$9,998	8%	—%	1%	—%	2%	5%

	Twelve Months Ended
	Dec 31, 2017	Dec 31, 2016	% Change	Less: Currency Impact (2)	Less: Fiduciary Investment Income (3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (4)
Commercial Risk Solutions	$4,169	$3,929	6%	—%	—%	4%	2%
Reinsurance Solutions	1,429	1,361	5	—	—	(1)	6
Retirement Solutions	1,755	1,707	3	(1)	—	1	3
Health Solutions	1,515	1,370	11	—	—	4	7
Data & Analytic Services	1,140	1,050	9	—	—	3	6
Elimination	(10)	(8)	NA	NA	NA	NA	NA
Total revenue	$9,998	$9,409	6%	—%	—%	2%	4%

(1)	Revenue Recognition represents the impact of Aon’s adoption of the new revenue recognition standard, effective for Aon in the first quarter of 2018.

(2)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(3)	Fiduciary investment income for the years ended December 31, 2018, 2017, and 2016, respectively, was $53 million, $32 million, and $22 million.

(4)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, acquisitions, divestitures, transfers between revenue lines, and fiduciary investment income.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of the Company. Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses reflect our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Financial Statements.

A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentage data):

	Years ended December 31
	2018	2017	2016
Revenue from continuing operations	$10,770	$9,998	$9,409

Operating income from continuing operations - as reported	$1,544	$1,065	$1,811
Amortization and impairment of intangible assets(3)	593	704	157
Restructuring	485	497	—
Legacy litigation	75	—	—
Regulatory and compliance matters	—	28	—
Transaction costs	—	—	15
Operating income from continuing operations - as adjusted	$2,697	$2,294	$1,983

Operating margin from continuing operations - as reported	14.3%	10.7%	19.2%
Operating margin from continuing operations - as adjusted	25.0%	22.9%	21.1%
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
A reconciliation of this non-GAAP measure to reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2018
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,544	$1,153	$2,697
Interest income	5	—	5
Interest expense	(278)	—	(278)
Other income (expense) (1)	(25)	37	12
Income before income taxes from continuing operations	1,246	1,190	2,436
Income taxes (2)	146	233	379
Net income from continuing operations	1,100	957	2,057
Net income (loss) from discontinued operations (3)	74	(82)	(8)
Net income	1,174	875	2,049
Less: Net income attributable to noncontrolling interests	40	—	40
Net income attributable to Aon shareholders	$1,134	$875	$2,009

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$4.29	$3.87	$8.16
Discontinued operations	0.30	(0.33)	(0.03)
Net income	$4.59	$3.54	$8.13

Weighted average ordinary shares outstanding — diluted	247.0	—	247.0
Effective tax rates (3)
Continuing operations - U.S. GAAP	11.7%		15.6%
Discontinued operations - U.S. GAAP	15,949.3%		29.7%

	Year Ended December 31, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,065	$1,229	$2,294
Interest income	27	—	27
Interest expense	(282)	—	(282)
Other income (expense) (1)	(125)	128	3
Income before income taxes from continuing operations	685	1,357	2,042
Income taxes (2)	250	55	305
Net income from continuing operations	435	1,302	1,737
Net income (loss) from discontinued operations (3)	828	(772)	56
Net income	1,263	530	1,793
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,226	$530	$1,756

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$1.53	$4.99	$6.52
Discontinued operations	3.17	(2.95)	0.22
Net income	$4.70	$2.04	$6.74

Weighted average ordinary shares outstanding — diluted	260.7	—	260.7
Effective tax rates (3)
Continuing operations - U.S. GAAP	36.5%		14.9%
Discontinued operations - U.S. GAAP	58.9%		11.7%

	Year Ended December 31, 2016
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,811	$172	$1,983
Interest income	9	—	9
Interest expense	(282)	—	(282)
Other income (expense) (1)	(137)	220	83
Income before income taxes from continuing operations	1,401	392	1,793
Income taxes (2)	148	102	250
Net income from continuing operations	1,253	290	1,543
Net income from discontinued operations (3)	177	94	271
Net income	1,430	384	1,814
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,396	$384	$1,780

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$4.51	$1.07	$5.58
Discontinued operations	0.65	0.36	1.01
Net income	$5.16	$1.43	$6.59

Weighted average ordinary shares outstanding — diluted	270.3	—	270.3
Effective tax rates (3)
Continuing operations - U.S. GAAP	10.6%		13.9%
Discontinued operations - U.S. GAAP	34.0%		30.2%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $37 million, $128 million, and $220 million, for the years ended 2018, 2017, and 2016, respectively.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rates. In addition, tax expense excludes the tax impacts from the sale of certain assets and liabilities previously classified as held for sale as well as the tax adjustments recorded to finalize the 2017 accounting for the enactment date impact of the Tax Reform Act recorded pursuant to SAB 118.

(3)
Adjusted net income from discontinued operations excludes the gain on sale of discontinued operations of $82 million, $779 million, and $0 million for the years ended 2018, 2017, and 2016, respectively. Adjusted net income from discontinued operations excludes intangible asset amortization of $0 million, $11 million, and $120 million for the twelve months ended December 31, 2018, 2017, and 2016, respectively. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a non-GAAP measure of our core operating performance and cash generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31	2018	2017	2016
Cash Provided by Continuing Operating Activities	$1,686	$669	$1,829
Capital Expenditures Used for Continuing Operations	(240)	(183)	(156)
Free Cash Flow Provided By Continuing Operations	$1,446	$486	$1,673
Impact of Foreign Currency Exchange Rate Fluctuations
We conduct business in more than 120 countries and sovereignties and, because of this, foreign currency exchange rate fluctuations have a significant impact on our business. Foreign currency exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rate fluctuations on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.08 favorable impact on net income per diluted share during the year ended December 31, 2018. Currency fluctuations had a $0.12 favorable impact on net income per diluted share during the year ended December 31, 2017, when 2016 results were translated at 2017 rates. Currency fluctuations had no impact on net income per diluted share during the year ended December 31, 2016, when 2015 results were translated at 2016 rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.09 favorable impact on adjusted net income per diluted share during the year ended December 31, 2018. Currency fluctuations had a $0.08 favorable impact on adjusted net income per diluted share during the year ended December 31, 2017, when 2016 results were translated at 2017 rates. Currency fluctuations had a $0.04 unfavorable impact on adjusted net income per diluted share during the year ended December 31, 2016, when 2015 results were translated at 2016 rates. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), conducted a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K., to assess whether any feature or combination of features in the target market prevents, restricts, or distorts competition.  The CMA issued a final report on December 12, 2018.  The CMA will draft a series of orders that will set out the detailed remedies, expected in first quarter of 2019, when they will be subject to further public consultation. We do not anticipate the remedies to have a significant impact on the Company’s consolidated financial position or business.
Financial Conduct Authority
The FCA is conducting a market study to assess how effectively competition is working in the wholesale insurance broker sector in the U.K. in which Aon, through its subsidiaries, participates. The FCA has indicated that the purpose of a market study is to assess the extent to which the market is working well in the interests of customers and to identify features of the market that may impact competition.  Depending on the study’s findings, the FCA may require remedies in order to correct any features found to be preventing, restricting, or distorting competition. The study is ongoing and we are unable to estimate the impact, if any, on Aon’s business at this time.
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
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums and claims in Fiduciary assets in the Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal. Our Fiduciary assets included cash and short-term investments of $3.9 billion and $3.7 billion at December 31, 2018 and 2017, respectively, and fiduciary receivables of $6.3 billion and $5.9 billion at December 31, 2018 and 2017, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2018, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of December 31, 2018 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$656	$—	$2,279	$2,935
Money market funds	—	172	1,587	1,759
Cash and short-term investments	656	172	3,866	4,694
Fiduciary receivables	—	—	6,300	6,300
Total	$656	$172	$10,166	$10,994

Cash and cash equivalents decreased $100 million in 2018 compared to 2017. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2018	2017
Cash provided by operating activities - continuing operations	$1,686	$669
Cash provided by investing activities - continuing operations	$31	$2,806
Cash used for financing activities - continuing operations	$(1,699)	$(3,265)
Effect of exchange rates changes on cash and cash equivalents	$(118)	$69
Operating Activities
Net cash provided by operating activities for continuing operations during the twelve months ended December 31, 2018 increased $1,017 million, or 152%, from the prior year to $1,686 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and the collection of receivables.
Pension Contributions
Pension cash contributions were $252 million for the twelve months ended December 31, 2018, which includes our acceleration of contributions to the qualified U.S. pension plan, as compared to cash contributions of $146 million and a non-cash contribution of $80 million for the twelve months ended December 31, 2017. In 2019, we expect to contribute approximately $145 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. We expect these restructuring activities and related expenses to affect continuing operations through 2019, including an estimated 4,800 to 5,400 role eliminations. In the fourth quarter of 2018, we expanded the Restructuring Plan, which resulted in additional expected costs of approximately $200 million, consisting of $150 million of cash investment and $50 million of non-cash charges. Annualized estimated savings increased $50 million as a result of the expanded program. We do not expect any further adjustments to the total estimated program costs or annualized savings through the remainder of the program, which will be completed in the fourth quarter of 2019.
We expect the Restructuring Plan to result in cumulative costs of approximately $1,225 million through the end of the plan, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $65 million in real estate consolidation costs, $50 million in non-cash asset impairments, such as expense taken on software no longer in use, and $530 million in other costs including certain separation costs associated with the sale of the Divested Business. We estimate that our annualized savings from the Restructuring Plan and other operational improvement initiatives will be approximately $500 million by the end of 2019.
The following table summarizes restructuring and separation costs by type that have been incurred through December 31, 2018 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated remaining costs by type may be revised in future periods as these assumptions are updated:

	Year Ended December 31, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$115	$414	$36	$450
Technology rationalization (2)	47	80	50	130
Lease consolidation (2)	28	36	29	65
Asset impairments	13	39	11	50
Other costs associated with restructuring and separation (2) (3)	282	413	117	530
Total restructuring and related expenses	$485	982	$243	$1,225

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the twelve months ended December 31, 2018 were $5 million, $25 million, and $85 million; and since inception of the Restructuring Plan, were $6 million, $33 million, and $88 million, respectively. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $95 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of December 31, 2018, our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance at December 31, 2017	$186
Expensed	448
Cash payments	(425)
Foreign currency translation and other	(8)
Balance at December 31, 2018	$201
Investing Activities
Cash flow provided by investing activities in continuing operations was $31 million during the twelve months ended December 31, 2018, a decrease of $2,775 million compared to prior year. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $357 million at December 31, 2018 as compared to December 31, 2017. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2018, the Company completed the acquisition of eight businesses for consideration of $58 million, net of cash acquired, and completed the disposition of four business for a net cash outflow of $10 million.
During 2017, the Company completed the acquisition of seventeen businesses for consideration of $1,029 million, net of cash acquired, and the sale of nine businesses for $4,246 million.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $240 million in 2018 and $183 million in 2017, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities in continuing operations during the twelve months ended December 31, 2018 was $1,699 million, an increase of $1,566 million compared to prior year. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017, for a total of $15.0 billion in repurchase authorizations.

The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2018	2017 (1)
Shares repurchased	10.0	18.0
Average price per share	$143.94	$133.67
Costs recorded to retained earnings
Total repurchase cost	$1,447	$2,403
Additional associated costs	7	12
Total costs recorded to retained earnings	$1,454	$2,415

(1)
Included in the 18.0 million shares repurchased during the twelve months ended December 31, 2017 were 0.1 million shares that did not settle until January 2018. These shares were settled at an average price per share of $134.41 and total cost of $15.9 million.

At December 31, 2018, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $4.0 billion. Under the Repurchase Program, the Company has repurchased a total of 118.3 million shares for an aggregate cost of approximately $11.0 billion.
Borrowings
Total debt at December 31, 2018 was $6.2 billion, an increase of $278 million compared to December 31, 2017. Commercial paper activity during the years ended December 31, 2018 and 2017 is as follows (in millions):

	Twelve months ended December 31
	2018	2017
Total issuances(1)	$5,400	$1,648
Total repayments	(5,118)	(1,997)
Net issuances	$282	$(349)
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On December 3, 2018, Aon Corporation issued $350 million 4.50% Senior Notes due December 2028. The Company used the proceeds for general corporate purposes.
On March 8, 2018 the Company’s CAD 375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Notes due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and was repaid in full.
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the courts of England and Wales. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2018 and 2017, we had distributable reserves in excess of $2.2 billion and $1.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends and make share repurchases for the foreseeable future.
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

As of December 31, 2018, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and our $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). On February 2, 2019, we extended the 2021 Facility by one year, and it will now expire in February 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2018, we did not have borrowings under either the 2021 Facility or the 2022 Facility, and we were in compliance with all other covenants contained therein during the twelve months ended December 31, 2018.
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
The major rating agencies’ ratings of our debt at February 19, 2019 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to debt capital, reduce our financial flexibility, or restrict our access to the commercial paper market altogether, and/or impact future pension contribution requirements.
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of December 31, 2018, the undiscounted maximum potential future payments under the lease guarantee were $85 million, with an estimated fair value of $17 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2018.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2018, the undiscounted maximum potential future payments under the performance guarantees were $188 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2018.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). We had total LOCs outstanding of approximately $83 million at December 31, 2018, compared to $96 million at December 31, 2017. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $103 million at December 31, 2018, compared to $95 million at December 31, 2017.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 17 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2018. Payments by year due are estimated as follows (in millions):

	Payments due by
	2019	2020-2021	2022-2023	After 2023	Total
Principal payments on debt	$251	$1,000	$—	$5,095	$6,346
Interest payments on debt	275	514	467	2,220	3,476
Operating leases	303	474	330	472	1,579
Pension and other postretirement benefit plans	150	270	298	314	1,032
Purchase obligations	179	132	24	5	340
Total	$1,158	$2,390	$1,119	$8,106	$12,773
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.
In 2017, our principal U.K. subsidiary agreed with the trustees of one of the U.K. plans to contribute £44 million ($59 million at December 31, 2017 exchange rates) through 2019 which is estimated to bring the plan to 100% funded basis. Contributions were based on the 2016 valuation and no further contributions are forecasted after 2019. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2018, the estimated winding-up deficit was £84 million ($106 million at December 31, 2018 exchange rates). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services or other service contracts. Purchase obligations exclude $279 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the period(s) when potential cash settlements will be made.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Financial Statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we make estimates, assumptions, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning restructuring, revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Financial Statements.

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
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy, or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units transferred and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions and fees for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
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
Health Solutions includes health and benefits brokerage and health care exchanges. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.

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
Asset impairments
Asset impairments relate to fixed assets and are accounted for in the period when they become known. Furthermore, we record impairments by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life. Asset impairments are included in Depreciation of fixed assets in the Consolidated Statements of Income.
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
The service cost component of net periodic benefit cost is reported in Compensation and benefits and all other components are reported in Other income (expense). We used a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for our major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
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
Unrecognized gains and losses that have been deferred in Other comprehensive income, as previously described, are amortized into expense as a component of periodic pension expense based on the average life expectancy of the U.S., U.K., Netherlands, and Canada plan members. We amortize any prior service expense or credits that arise as a result of plan changes over a period consistent with the amortization of gains and losses.
As of December 31, 2018, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2019 amortization of loss by country (millions, except amortization period):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,136	$1,708	$433
Amortization period	8 - 28	7 - 23	13 - 40
Estimated 2019 amortization of loss	$30	$55	$12
The unrecognized prior service cost (credit) at December 31, 2018 was $3 million, $30 million, and $(7) million for the U.S., U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2018, the market-related value of assets was $2.0 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2018, the fair value of plan assets was $1.8 billion.
Our non-U.S. plans use fair value to determine expected return on assets.
Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2018:

	U.K.	U.S.	Other
Expected return	3.64%	7.05%	2.50 - 4.10%
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
Holding all other assumptions constant, the following table reflects what a 25 basis point (“bps”) increase and decrease in our estimated discount rate would have on our projected benefit obligation at December 31, 2018 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 bps Change in Discount Rate
	Increase	Decrease
U.K. plans	$(158)	$168
U.S. plans	(80)	84
Other plans	(70)	79

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our discount rate would have on our estimated 2019 pension expense (in millions):

	25 bps Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(2)	$1
U.S. plans	1	(1)
Other plans	(1)	1
Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our long-term rate of return on plan assets would have on our estimated 2019 pension expense (in millions):

	25 bps Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(13)	$13
U.S. plans	(5)	5
Other plans	(2)	2
Estimated future contributions
We estimate cash contributions of approximately $145 million to our pension plans in 2019 as compared with cash contributions of $252 million in 2018, which includes our acceleration of contributions to the qualified U.S. pension plan.
Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2018 that indicate the existence of an impairment with respect to our reported goodwill.

We perform impairment reviews at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components are a reporting unit, or if the segment comprises only a single component.
When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then the goodwill impairment test becomes a two-step analysis. Step 1 requires the fair value of each reporting unit to be compared to its book value. Management must apply judgment in determining the estimated fair value of the reporting units. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step 2. Step 2 uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step 1 and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.
In determining the fair value of our reporting units, we use a discounted cash flow (“DCF”) model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2018 and 2017, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2018. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
Compensation expense is recognized over the performance period. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.
The largest plan is the Leadership Performance Plan (“LPP”), which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2016 to 2018 performance period ended on December 31, 2018, the 2015 to 2017 performance period ended on December 31, 2017 and the 2014 to 2016 performance period ended on December 31, 2016. The LPP currently has two open performance periods: 2017 to 2019 and 2018 to 2020. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2018 expense by approximately $2.1 million, while a 10% downward adjustment would have decreased our expense by approximately $6.0 million.
Income Taxes
We earn income in numerous countries and this income is subject to the laws of taxing jurisdictions within those countries.
The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management’s assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.
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
We base the carrying values of liabilities and assets for income taxes currently payable and receivable on management’s interpretation of applicable tax laws and incorporate management’s assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions, and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
On December 22, 2017, the Tax Reform Act was enacted into law and the new legislation contained several key tax provisions that impacted the Company.  In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Reform Act was passed late in the fourth quarter of 2017 and ongoing guidance and accounting interpretation was expected, certain items were considered provisional in the Company’s financial statements for 2017 due to the forthcoming guidance and ongoing analysis of year-end data and tax positions. In the fourth quarter of 2018, the Company completed its analysis in accordance with SAB 118.  See Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for additional information and a detailed description of the impact of completing the accounting for 2017.
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

The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euros, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2018, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2019, 2020, and 2021 respectively. We generally do not hedge exposures beyond three years.
We also use forward contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $21 million and $5 million at December 31, 2019 and 2020, respectively.
Effective July 1, 2018, Argentina was designated as a highly inflationary economy and therefore the functional currency for our Argentina subsidiaries became the U.S. dollar. As a result, the impact of Argentine peso currency fluctuations in these subsidiaries is reported within the Consolidated Statements of Income prospectively. We are undergoing steps to limit this exposure and the impact to 2018 was insignificant. Revenue from our Argentine operations was less than 1% of our consolidated revenue for the twelve months ended December 31, 2018 and 2017.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the North America, continental Europe, and the Asia Pacific region. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $42 million to each of 2019 and 2020 pretax income. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $42 million to each of 2019 and 2020 pre-tax income.
We have long-term debt outstanding with a fair market value of $6.2 billion at both December 31, 2018 and 2017. This fair value was greater than the carrying value by $166 million at December 31, 2018, and $600 million greater than the carrying value at December 31, 2017. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2018.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Aon plc (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 19, 2019, expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue in 2018.

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
Chicago, Illinois
February 19, 2019

Aon plc
Consolidated Statements of Income

	Years ended December 31
(millions, except per share data)	2018	2017	2016
Revenue
Total revenue	$10,770	$9,998	$9,409
Expenses
Compensation and benefits	6,103	6,003	5,514
Information technology	484	419	386
Premises	370	348	343
Depreciation of fixed assets	176	187	162
Amortization and impairment of intangible assets	593	704	157
Other general expenses	1,500	1,272	1,036
Total operating expenses	9,226	8,933	7,598
Operating income	1,544	1,065	1,811
Interest income	5	27	9
Interest expense	(278)	(282)	(282)
Other income (expense)	(25)	(125)	(137)
Income from continuing operations before income taxes	1,246	685	1,401
Income taxes	146	250	148
Net income from continuing operations	1,100	435	1,253
Net income from discontinued operations	74	828	177
Net income	1,174	1,263	1,430
Less: Net income attributable to noncontrolling interests	40	37	34
Net income attributable to Aon shareholders	$1,134	$1,226	$1,396

Basic net income per share attributable to Aon shareholders
Continuing operations	$4.32	$1.54	$4.55
Discontinued operations	0.30	3.20	0.66
Net income	$4.62	$4.74	$5.21
Diluted net income per share attributable to Aon shareholders
Continuing operations	$4.29	$1.53	$4.51
Discontinued operations	0.30	3.17	0.65
Net income	$4.59	$4.70	$5.16
Weighted average ordinary shares outstanding - basic	245.2	258.5	268.1
Weighted average ordinary shares outstanding - diluted	247.0	260.7	270.3
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2018	2017	2016
Net income	$1,174	$1,263	$1,430
Less: Net income attributable to noncontrolling interests	40	37	34
Net income attributable to Aon shareholders	1,134	1,226	1,396
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	11	12	(12)
Foreign currency translation adjustments	(444)	390	(495)
Postretirement benefit obligation	17	19	16
Total other comprehensive income (loss)	(416)	421	(491)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(4)	5	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(412)	416	(489)
Comprehensive income attributable to Aon shareholders	$722	$1,642	$907
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2018	2017
Assets
Current assets
Cash and cash equivalents	$656	$756
Short-term investments	172	529
Receivables, net	2,760	2,478
Fiduciary assets	10,166	9,625
Other current assets	618	289
Total current assets	14,372	13,677
Goodwill	8,171	8,358
Intangible assets, net	1,149	1,733
Fixed assets, net	588	564
Deferred tax assets	561	389
Prepaid pension	1,133	1,060
Other non-current assets	448	307
Total assets	$26,422	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,943	$1,961
Short-term debt and current portion of long-term debt	251	299
Fiduciary liabilities	10,166	9,625
Other current liabilities	936	870
Total current liabilities	13,296	12,755
Long-term debt	5,993	5,667
Deferred tax liabilities	181	127
Pension, other postretirement, and postemployment liabilities	1,636	1,789
Other non-current liabilities	1,097	1,102
Total liabilities	22,203	21,440

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2018 - 240.1; 2017 - 247.6)	2	2
Additional paid-in capital	5,965	5,775
Retained earnings	2,093	2,302
Accumulated other comprehensive loss	(3,909)	(3,496)
Total Aon shareholders' equity	4,151	4,583
Noncontrolling interests	68	65
Total equity	4,219	4,648
Total liabilities and equity	$26,422	$26,088
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2016	269.8	$5,412	$4,013	$(3,423)	$57	$6,059
Net income	—	—	1,396	—	34	1,430
Shares issued — employee stock compensation plans	4.3	(125)	—	—	—	(125)
Shares purchased	(12.1)	—	(1,257)	—	—	(1,257)
Tax benefit — employee benefit plans	—	(4)	—	—	—	(4)
Share-based compensation expense	—	331	—	—	—	331
Dividends to shareholders ($1.29 per share)	—	—	(345)	—	—	(345)
Net change in fair value of financial instruments	—	—	—	(12)	—	(12)
Net foreign currency translation adjustments	—	—	—	(493)	(2)	(495)
Net postretirement benefit obligation	—	—	—	16	—	16
Net purchases of shares from noncontrolling interests	—	(34)	—	—	(4)	(38)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(28)	(28)
Balance at December 31, 2016	262.0	5,580	3,807	(3,912)	57	5,532
Adoption of new accounting guidance	—	—	49	—	—	49
Balance at January 1, 2017	262.0	5,580	3,856	(3,912)	57	5,581
Net income	—	—	1,226	—	37	1,263
Shares issued — employee stock compensation plans	3.6	(120)	(1)	—	—	(121)
Shares purchased	(18.0)	—	(2,415)	—	—	(2,415)
Share-based compensation expense	—	321	—	—	—	321
Dividends to shareholders ($1.41 per share)	—	—	(364)	—	—	(364)
Net change in fair value of financial instruments	—	—	—	12	—	12
Net foreign currency translation adjustments	—	—	—	385	5	390
Net postretirement benefit obligation	—	—	—	19	—	19
Net purchases of shares from noncontrolling interests	—	(4)	—	—	(7)	(11)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(27)	(27)
Balance at December 31, 2017	247.6	5,777	2,302	(3,496)	65	4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	1,134	—	40	1,174
Shares issued — employee stock compensation plans	2.5	(148)	—	—	—	(148)
Shares purchased	(10.0)	—	(1,454)	—	—	(1,454)
Share-based compensation expense	—	338	—	—	—	338
Dividends to shareholders ($1.56 per share)	—	—	(382)	—	—	(382)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(440)	(4)	(444)
Net postretirement benefit obligation	—	—	—	17	—	17
Net purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—		—	—	(32)	(32)
Balance at December 31, 2018	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years ended December 31
(millions)	2018	2017	2016
Cash flows from operating activities
Net income	$1,174	$1,263	$1,430
Less: Income from discontinued operations, net of income taxes	74	828	177
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	6	16	(39)
Depreciation of fixed assets	176	187	162
Amortization and impairment of intangible assets	593	704	157
Share-based compensation expense	338	319	306
Deferred income taxes	(225)	(18)	(24)
Change in assets and liabilities:
Fiduciary receivables	(679)	171	595
Short-term investments — funds held on behalf of clients	(320)	(135)	(540)
Fiduciary liabilities	999	(36)	(55)
Receivables, net	(127)	(254)	(105)
Accounts payable and accrued liabilities	25	96	53
Restructuring reserves	23	172	—
Current income taxes	34	(914)	(42)
Pension, other postretirement and other postemployment liabilities	(259)	(66)	42
Other assets and liabilities	2	(8)	66
Cash provided by operating activities - continuing operations	1,686	669	1,829
Cash provided by operating activities - discontinued operations	—	65	497
Cash provided by operating activities	1,686	734	2,326
Cash flows from investing activities
Proceeds from investments	71	68	43
Payments for investments	(80)	(64)	(64)
Net sales (purchases) of short-term investments — non-fiduciary	348	(232)	61
Acquisition of businesses, net of cash acquired	(58)	(1,029)	(879)
Sale of businesses, net of cash sold	(10)	4,246	107
Capital expenditures	(240)	(183)	(156)
Cash provided by (used for) investing activities - continuing operations	31	2,806	(888)
Cash used for investing activities - discontinued operations	—	(19)	(66)
Cash provided by (used for) investing activities	31	2,787	(954)
Cash flows from financing activities
Share repurchase	(1,470)	(2,399)	(1,257)
Issuance of shares for employee benefit plans	(149)	(121)	(129)
Issuance of debt	5,754	1,654	3,467
Repayment of debt	(5,417)	(1,999)	(2,945)
Cash dividends to shareholders	(382)	(364)	(345)
Noncontrolling interests and other financing activities	(35)	(36)	(77)
Cash used for financing activities - continuing operations	(1,699)	(3,265)	(1,286)
Cash used for financing activities - discontinued operations	—	—	—
Cash used for financing activities	(1,699)	(3,265)	(1,286)
Effect of exchange rates on cash and cash equivalents	(118)	69	(39)
Net increase (decrease) in cash and cash equivalents	(100)	325	47
Cash and cash equivalents at beginning of period	756	431	384
Cash and cash equivalents at end of period	$656	$756	$431
Supplemental disclosures:
Interest paid	$266	$272	$272
Income taxes paid, net of refunds	$337	$1,182	$218
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon and its controlled subsidiaries. Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
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

Disaggregation of Revenue
The following is a description of principal service lines from which the Company generates its revenue:
Commercial Risk Solutions includes retail brokerage, cyber solutions, global risk consulting, and captives. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy, or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units transferred and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions and fees for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
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
Health Solutions includes health and benefits brokerage and health care exchanges. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements are typically recognized upon successful enrollment of participants, net of a reserve for estimated cancellations. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.

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
Pension and Other Postretirement Benefits
The Company records net periodic cost relating to its pension and other postretirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company’s Consolidated Statements of Financial Position using a December 31 measurement date.
Net Income per Share
Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, including participating securities, which consist of unvested share awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, which have been adjusted for the dilutive effect of potentially issuable ordinary shares, including certain contingently issuable shares. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method.
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
At December 31, 2018, Cash and cash equivalents and Short-term investments totaled $828 million compared to $1,285 million at December 31, 2017. Of the total balance, $91 million and $96 million was restricted as to its use at December 31, 2018 and 2017, respectively. Included within the December 31, 2018 and 2017 balances, respectively, were £42.7 million ($53.9 million at December 31, 2018 exchanges rates) and £42.7 million ($57.1 million at December 31, 2017 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, which were included in Short-term investments.
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
Aon held fiduciary assets for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $3.9 billion and $3.7 billion at December 31, 2018 and 2017, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $62 million and $59 million at December 31, 2018 and 2017, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that their value of the reporting unit exceeds its carrying amount, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be a charge to Amortization and impairment of intangible assets in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Expected Life
Customer-related and contract-based	In line with underlying cash flows	7 to 20 years
Tradenames	Straight-line	1 to 3 years
Technology and other	Straight-line	5 to 7 years
Derivatives
Derivative instruments are recognized in the Consolidated Statements of Financial Position at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparties and are reported accordingly in Other assets or Other liabilities. Changes in the fair value of derivative instruments are recognized in earnings each period, unless the derivative is designated and qualifies as a cash flow or net investment hedge.
The Company has historically designated the following hedging relationships for certain transactions: (1) a hedge of the change in fair value of a recognized asset or liability or firm commitment (“fair value hedge”), (2) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction (“cash flow hedge”), and (3) a hedge of the net investment in a foreign operation (“net investment hedge”).
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
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in Net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity. Further, for all entities, gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency of that entity are included in Other income (expense) within the Consolidated Statements of Income.
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
New Accounting Pronouncements
Adoption of New Accounting Standards
Presentation of Net Periodic Pension and Postretirement Benefit Costs
In March 2017, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The Company has applied the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Consolidated Statement of Income, and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension costs and net periodic postretirement benefit cost in assets. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company did not apply the practical expedient upon adoption of this guidance. The new guidance was effective for Aon in the first quarter of 2018. The adoption of this guidance had no impact on the net income of the Company.
Upon adoption of the guidance, the presentation of the results reflect a change in Operating income (loss) offset by an equal and offsetting change in Other income (expense) for each period, as follows:

	Years ended December 31
	2017			2016
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Operating income (loss) (1)	$979	$86	$1,065	$1,638	$173	$1,811
Other income (expense)	$(39)	$(86)	$(125)	$36	$(173)	$(137)

(1)	Reclassification from Operating income is recorded in Compensation and benefits.
Income Tax Consequences of Intercompany Transactions
In October 2016, the FASB issued new accounting guidance on the income tax consequences of intra-entity asset transfers other than inventory. The guidance requires that the seller and buyer recognize the consolidated current and deferred income tax consequences of a transaction in the period the transaction occurs rather than deferring to a future period and recognizing those consequences when the asset has been sold to an outside party or otherwise recovered through use (i.e. depreciated, amortized, or impaired). The Company has applied the new guidance on a modified retrospective basis with a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The new guidance was effective for Aon in the first quarter of 2018. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Deferred tax assets of $23 million, an increase to Deferred tax liabilities of $12 million, and a decrease to Other non-current assets of $26 million on the Consolidated Statement of Financial Position through a cumulative adjustment of $15 million decrease to Retained earnings. For the twelve months ended December 31, 2018, the impact of adopting this guidance on the Consolidated Statement of Income was insignificant.
Statement of Cash Flows
In August 2016, the FASB issued new accounting guidance on the classification of certain cash receipts and cash payments. Under the new guidance, an entity no longer has discretion to choose the classification for a number of transactions, including contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. The new standard was effective for the Company in the first quarter of 2018. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Cash Flows.
Financial Assets and Liabilities
In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial assets and financial liabilities. The amendments in the new guidance make targeted improvements, which include the requirement to measure equity investments with readily determinable fair values at fair value through net income, simplification of the impairment assessment for equity investments without readily determinable fair values, adjustments to existing and additional disclosure requirements, and additional tax considerations. The Company applied the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with the exception of the amendments related to equity securities without readily determinable fair values, including disclosure requirements, which were applied prospectively. Upon the adoption of this guidance on January 1, 2018, the Company recognized an increase to Accumulated other comprehensive loss of $1 million on the Consolidated Statement of Financial Position through a cumulative adjustment of $1 million increase to Retained earnings. For the twelve months ended December 31, 2018, the impact of adopting this guidance on the Consolidated Statement of Income was insignificant.

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

As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the Consolidated Statement of Financial Position as of January 1, 2018:

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

The following tables summarize the impacts of adopting ASC 606 on the Company’s Consolidated Statement of Income, Financial Position, and Cash Flows as of and for the twelve months ended December 31, 2018.
Consolidated Statement of Income

	Twelve months ended December 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Revenue
Total revenue	$10,770	$(61)	$10,709
Expenses
Compensation and benefits	$6,103	$51	$6,154
Other general expenses	$1,500	$(1)	$1,499
Other income (expense)	$(25)	$1	$(24)
Income taxes	$146	$(34)	$112
Adoption of ASC 606 had a favorable impact of $78 million on net income from continuing operations, or $0.32 per share, for the twelve months ended December 31, 2018.
Consolidated Statement of Financial Position

	As of December 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Assets
Receivables, net	$2,760	$(301)	$2,459
Other current assets	$618	$(319)	$299
Deferred tax assets	$561	$137	$698
Other non-current assets	$448	$(155)	$293

Liabilities
Other current liabilities	$936	$(43)	$893
Deferred tax liabilities	$181	$(28)	$153
Other non-current liabilities	$1,097	$2	$1,099

Equity
Total equity	$4,219	$(569)	$3,650
Consolidated Statement of Cash Flows

	Twelve months ended December 31, 2018
(millions)	As Reported	Adjustments	Balances Without Adoption of ASC 606
Cash flows from operating activities
Net income	$1,174	$(78)	$1,096
Receivables, net	$(127)	$49	$(78)
Accounts payable and accrued liabilities	$25	$8	$33
Current income taxes	$34	$(34)	$—
Other assets and liabilities	$2	$55	$57
The adoption of ASC 606 had no impact on total Cash provided by operating activities.

Refer to Note 3 “Revenue from Contracts with Customers” for further information.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allows a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. In addition, the entity is required to provide certain disclosures regarding stranded tax effects. The guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted, including adoption in any interim period. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company does not anticipate electing to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings and will adopt the disclosure guidance in the first quarter of 2019. Refer to Note 11 “Income Taxes” for further discussion of the Tax Reform Act.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amends its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the effect of a hedging instrument to be presented in the same income statement line as the hedged item. Further, in December 2018, the FASB issued additional guidance which added to the list of U.S. benchmark interest rates that are eligible to be hedged, the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate. Thus, entities may designate the OIS rate in hedging relationships they enter into on or after the date of adoption of this guidance. An entity will apply the new guidance on a modified retrospective basis with a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the period of adoption. Changes to income statement presentation and financial statement disclosures will be applied prospectively. The new guidance is effective for Aon in the first quarter of 2019 and early adoption is permitted. The Company will adopt the new guidance in the first quarter of 2019 and does not expect a significant impact on the Financial Statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2, resulting in an entity applying a line-step quantitative test and will record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating the period of adoption, but does not expect a significant impact on the Financial Statements.

Credit Losses
In June 2016, the FASB issued new accounting guidance on the measurement of credit losses on financial instruments. The new guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted beginning in the first quarter of 2019. The Company is currently evaluating the impact that the standard will have on the Financial Statements and period of adoption.
Leases
In February 2016, the FASB issued a new accounting standard on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new standard, a lessee is required to recognize in the Consolidated Statement of Financial Position liabilities to make future lease payments and right-of-use assets representing its right to use the underlying assets for the lease term. The recognition, measurement, timing, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from current U.S. GAAP standards. The new standard is effective for the Company in the first quarter of 2019, with early adoption permitted and must be applied using a modified retrospective transition approach. In July 2018, the FASB amended this guidance and provided an additional transition method with which to adopt the guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Under this transition method, an entity's reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance and thus not restated. The Company will adopt the new standard as of January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB. Additionally, the Company will provide expanded lease disclosures required under the new standard in the first quarter of 2019, including both qualitative and quantitative information.
The modified retrospective approach includes several optional practical expedients that entities may elect to apply upon transition. The Company has determined it will elect the package of practical expedients permitted under the transition guidance within the new standard, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. In addition, the Company will elect the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. Furthermore, the Company has made a policy election to not recognize right-of-use assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Statements of Financial Position. Lastly, the Company has determined it will not elect the practical expedient related to hindsight in determining the lease term and in assessing impairment of right-of-use assets.
The Company will implement the standard as of January 1, 2019 and has executed a comprehensive approach to identify arrangements that may contain a lease, has performed completeness assessments over the identified lease population, and has implemented system solutions and processes to appropriately account for the lease right-of-use assets and lease liabilities upon transition and an ongoing basis. Further, control activities related to the adoption of this standard as well as ongoing transactional processes and procedures have been designed and begun to be implemented to ensure compliance with the new standard.
The Company expects to recognize lease liabilities ranging from approximately $1.3 billion to $1.5 billion and corresponding right-of-use assets ranging from $1.1 billion to $1.3 billion on the Consolidated Statements of Financial Position upon the adoption of this standard. The Company does not anticipate that the new standard will have a significant impact on the Consolidated Statements of Income or the Consolidated Statements of Cash Flows.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years ended December 31
	2018	2017	2016
Commercial Risk Solutions	$4,652	$4,169	$3,929
Reinsurance Solutions	1,563	1,429	1,361
Retirement Solutions	1,865	1,755	1,707
Health Solutions	1,596	1,515	1,370
Data & Analytic Services	1,105	1,140	1,050
Elimination	(11)	(10)	(8)
Total revenue	$10,770	$9,998	$9,409
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years ended December 31
	2018	2017	2016
United States	$4,677	$4,425	$3,981
Americas other than United States	940	976	899
United Kingdom	1,555	1,436	1,354
Europe, Middle East, & Africa other than United Kingdom	2,413	2,025	1,760
Asia Pacific	1,185	1,136	1,415
Total revenue	$10,770	$9,998	$9,409

Contract Costs

The Company recognizes an asset for costs incurred to fulfill a contract for costs that are specifically identified and relate to a contract or anticipated contract, generate or enhance resources used in satisfying the Company’s performance obligations, and are expected to be recovered. Assets recognized as costs to fulfill a contract, which includes internal costs related to pre-placement broking activities, as well as other costs, are amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates. The amortization is primarily included in Compensation and benefits on the Consolidated Statements of Income.

An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers is as follows (in millions):

2018
Balance at beginning of period (1)	$298
Additions	1,504
Amortization	(1,465)
Impairment	—
Foreign currency translation and other	(8)
Balance at end of period	$329

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $298 million of costs to fulfill contracts with customers.

The Company capitalizes incremental costs to obtain a contract with a customer that are expected to be recovered. Assets recognized for the costs to obtain a contract, which includes certain sales commissions, will be amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates, considering anticipated renewals when applicable. For situations where the renewal period is one year or less and renewal costs are commensurate with the initial contract, the Company has applied a practical expedient and recognized the costs of obtaining a contract as an expense when incurred. The amortization is primarily included in Compensation and benefits on the Consolidated Statements of Income.

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers is as follows (in millions):

2018
Balance at beginning of period (1)	$145
Additions	53
Amortization	(41)
Impairment	—
Foreign currency translation and other	(1)
Balance at end of period	$156

(1)	Upon adoption of the new revenue recognition standard on January 1, 2018, Aon capitalized $145 million of costs to obtain contracts with customers.
Please refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information regarding the Company’s revenue recognition policy.
4.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Years ended December 31
	2018	2017	2016
Foreign currency remeasurement	$25	$(37)	$(2)
Disposal of business	(6)	(16)	39
Pension and other postretirement	1	(86)	(173)
Equity earnings	4	12	13
Financial instruments	(49)	2	(14)
Total	$(25)	$(125)	$(137)
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	2018	2017	2016
Balance at January 1	$59	$56	$58
Provision charged to Other general expenses	24	18	10
Accounts written off, net of recoveries	(25)	(18)	(15)
Foreign currency translation	4	3	3
Balance at December 31	$62	$59	$56

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2018	2017
Costs to fulfill contracts with customers (1)	$329	$—
Taxes receivable	113	114
Prepaid expenses	97	126
Receivables from the Divested Business (2)	12	28
Other	67	21
Total	$618	$289

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Refer to Note 5 “Discontinued Operations” for further information.

Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2018	2017
Software	$693	$680
Leasehold improvements	334	349
Computer equipment	279	295
Furniture, fixtures and equipment	228	240
Construction in progress	154	79
Other	45	90
Fixed assets, gross	1,733	1,733
Less: Accumulated depreciation	1,145	1,169
Fixed assets, net	$588	$564
Depreciation expense, which includes software amortization, was $176 million, $187 million, and $162 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2018	2017
Costs to obtain contracts with customers (1)	$156	$—
Investments	54	57
Taxes receivable	100	84
Other	138	166
Total	$448	$307
(1) Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2018	2017
Deferred revenue (1)	$251	$311
Taxes payable (2)	83	139
Other	602	420
Total	$936	$870

(1)	During the twelve months ended December 31, 2018, $487 million was recognized in the Consolidated Statements of Income.

(2)	Includes $42 million for the current portion of the Transition Tax as of December 31, 2017. Refer to Note 11 “Income Taxes” for further information on the Transition Tax.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2018	2017
Taxes payable (1)	$585	$529
Leases	169	153
Compensation and benefits	56	67
Deferred revenue	65	49
Other	222	304
Total	$1,097	$1,102

(1)
Includes $240 million and $222 million for the non-current portion of the Transition Tax, as of December 31, 2018 and December 31, 2017, respectively. Refer to Note 11 “Income Taxes” for further information on the Transition Tax.

5. Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC (the “Purchase Agreement”) to sell the Divested Business to an entity formed and controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
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

The financial results of the Divested Business for the years ended December 31, 2018, 2017, and 2016 are presented as Net income from discontinued operations on the Company’s Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Years ended December 31
	2018	2017	2016
Revenue
Total revenue	$—	$698	$2,218
Expenses
Total operating expenses	12	656	1,950
Operating Income from discontinued operations	(12)	42	268
Other income	—	10	—
Income from discontinued operations before income taxes	(12)	52	268
Income tax expense (benefit)	(4)	3	91
Net income (loss) from discontinued operations, excluding gain	(8)	49	177
Gain on sale of discontinued operations, net of tax	82	779	—
Net income from discontinued operations	$74	$828	$177
Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Total operating expenses for the years ended December 31, 2017, and 2016 include, respectively, $8 million and $70 million of depreciation of fixed assets and $11 million and $120 million of intangible asset amortization for the time prior to the Company triggering held for sale criteria.
The Company’s Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations. Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the Transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. There were no Cash and cash equivalents of discontinued operations at December 31, 2017. Total proceeds received for the sale of the Divested Business and taxes paid as a result of the sale are recognized on the Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
6. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019, including an estimated 4,800 to 5,400 role eliminations. In the fourth quarter of 2018, Aon expanded the Restructuring Plan, which resulted in additional expected costs of approximately $200 million, consisting of $150 million of cash investment and $50 million of non-cash charges.
The Restructuring Plan is expected to result in cumulative costs of approximately $1,225 million through the end of the plan, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $65 million in lease consolidation costs, $50 million in non-cash asset impairments, and $530 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through December 31, 2018, the Company has eliminated 4,366 positions and incurred total expenses of $982 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Consolidated Statements of Income.

The following table summarizes restructuring and separation costs by type that have been incurred through December 31, 2018 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type may be revised in future periods as these assumptions are updated:

	Year Ended December 31, 2018	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$115	$414	$36	$450
Technology rationalization (2)	47	80	50	130
Lease consolidation (2)	28	36	29	65
Asset impairments	13	39	11	50
Other costs associated with restructuring and separation (2) (3)	282	413	117	530
Total restructuring and related expenses	$485	982	$243	$1,225

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the twelve months ended December 31, 2018 were $5 million, $25 million, and $85 million; and since inception of the Restructuring Plan, were $6 million, $33 million, and $88 million, respectively. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $95 million.

(3)
Other costs associated with the Restructuring Plan include primarily those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of December 31, 2018 are as follows (in millions):

Restructuring Plan
Balance at December 31, 2017	$186
Expensed	448
Cash payments	(425)
Foreign currency translation and other	(8)
Balance at December 31, 2018	$201

7.    Acquisitions and Dispositions of Businesses
Acquisitions
The Company completed eight acquisitions during the year ended December 31, 2018 and seventeen acquisitions during the year ended December 31, 2017. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

For the year ended December 31, 2018
Consideration transferred
Cash	$55
Deferred and contingent consideration	18
Aggregate consideration transferred	$73

Assets acquired
Cash and cash equivalents	$1
Receivables, net	4
Goodwill	38
Intangible assets, net	34
Other assets	4
Total assets acquired	81
Liabilities assumed
Current liabilities	6
Other liabilities	2
Total liabilities assumed	8
Net assets acquired	$73
Intangible assets are primarily customer-related and contract-based assets. Those intangible assets acquired as part of a business acquisition in 2018 had a weighted average useful economic life of 7 years. Acquisition related costs incurred and recognized within Other general expenses for the year ended December 31, 2018 were $2 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2018 was approximately $17 million.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2018 Acquisitions
On December 31, 2018, the Company completed the transaction to acquire certain assets of Bill Beatty Insurance Agency, Inc. based in the United States.
On November 15, 2018, the Company completed the transaction to acquire certain business and assets of North Harbour Insurance Services (1985) Limited, a New Zealand-based firm.
On October 25, 2018, the Company completed the transaction to acquire 100% capital of GEFASS S.R.L and GE.F.IT S.R.L., Italy-based firms specialized in Bancassurance schemes.
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
Dispositions
The Company completed four dispositions during the year ended December 31, 2018. The Company completed nine dispositions during the year ended December 31, 2017, excluding the sale of the Divested Business, and five dispositions during the year ended December 31, 2016.

Total pretax losses, net of gains, for the year ended December 31, 2018 was $6 million. Total pretax gains, net of losses, for the years ended December 31, 2017, and 2016, were $16 million and $39 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income.
During the third quarter of 2018, Aon disposed of certain assets and liabilities that were previously classified as held for sale due to management’s decision to exit certain operations. In the second quarter of 2018, a non-cash impairment charge of $176 million was recognized to write down the assets and liabilities to a fair value less cost-to-sell of $47 million and $41 million, respectively. The impairment charge was recognized in Amortization and impairment of intangible assets on the Consolidated Statement of Income. Adjustments to the non-cash impairment charge in the third and fourth quarters were insignificant.
8.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2018 and 2017, respectively, are as follows (in millions):

Balance as of January 1, 2017	$7,410
Goodwill related to current year acquisitions	619
Goodwill related to disposals	(5)
Goodwill related to prior year acquisitions	(13)
Foreign currency translation	347
Balance as of December 31, 2017	$8,358
Goodwill related to current year acquisitions	38
Goodwill related to disposals	(2)
Goodwill related to prior year acquisitions	4
Foreign currency translation	(227)
Balance as of December 31, 2018	$8,171
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2018			2017
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	2,240	1,444	796	2,550	1,415	1,135
Tradenames	1,027	740	287	1,047	533	514
Technology and other	391	325	66	416	332	84
Total	$3,658	$2,509	$1,149	$4,013	$2,280	$1,733
In the second quarter of 2017, and in connection with the completion of the sale of the Divested Business, the Company recognized a non-cash impairment charge to the associated tradenames of $380 million. The fair value of the tradenames was determined using the Relief from Royalty Method. This impairment was included in Amortization and impairment of intangible assets on the Consolidated Statement of Income. Refer to Note 5 “Discontinued Operations” for further information.
Amortization expense and impairment charges from finite lived intangible assets were $593 million, $704 million, and $157 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The estimated future amortization for finite-lived intangible assets as of December 31, 2018 is as follows (in millions):

Estimated Future Amortization
For the years ended
2019	$385
2020	219
2021	126
2022	84
2023	72
Thereafter	263
Total	$1,149
9.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2018	2017
3.875% Senior Notes due December 2025	746	745
5.00% Senior Notes due September 2020	599	598
3.50% Senior Notes due June 2024	596	595
4.75% Senior Notes due May 2045	592	592
2.875% Senior Notes due May 2026 (EUR 500M)	562	587
4.60% Senior Notes due June 2044	544	544
8.205% Junior Subordinated Notes due January 2027	521	521
2.80% Senior Notes due March 2021	398	398
4.00% Senior Notes due November 2023	348	348
4.50% Senior Notes due December 2028	347	—
6.25% Senior Notes due September 2040	296	296
4.76% Senior Notes due March 2018 (CAD 375M)	—	296
4.45% Senior Notes due May 2043	246	246
4.25% Senior Notes due December 2042	198	197
Commercial paper	250	—
Other	1	3
Total debt	6,244	5,966
Less: Short-term and current portion of long-term debt	251	299
Total long-term debt	$5,993	$5,667
Notes
On December 3, 2018, Aon Corporation issued $350 million 4.50% Senior Notes due December 2028. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
On March 8, 2018 the Company’s CAD $375 million ($291 million at March 8, 2018 Exchange Rates) 4.76% Senior Notes due March 2018 issued by a Canadian subsidiary of Aon Corporation matured and was repaid in full.
Each of the notes issued by Aon plc is fully and unconditionally guaranteed by Aon Corporation, and each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon plc. Refer to Note 19 “Guarantee of Registered Securities” for additional information regarding guarantees of outstanding debt securities. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2018.

Repayments of total debt are as follows (in millions):

2019	$251
2020	600
2021	400
2022	—
2023	—
Thereafter	5,095
Total Repayments	6,346
Unamortized discounts, premiums, and debt issuance costs	(102)
Total Debt	$6,244
Revolving Credit Facilities
As of December 31, 2018, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2021 (the “2021 Facility”) and its $400 million multi-currency U.S. credit facility expiring in October 2022 (the “2022 Facility”). On February 2, 2019, the Company extended the 2021 Facility by one year, and it will now expire in February 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon plc to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2018, Aon plc did not have borrowings under either the 2021 Facility or the 2022 Facility, and was in compliance with all covenants contained therein during the twelve months ended December 31, 2018.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program, and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at December 31, 2018. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December, 31	2018	2017
Commercial paper outstanding	$250	$—
The weighted average commercial paper outstanding and its related interest rates are as follows:

Years ended December 31	2018	2017
Weighted average commercial paper outstanding	$580	$170
Weighted average interest rate of commercial paper outstanding	84%	0.18%
10.    Lease Commitments
The Company leases office facilities, equipment, and automobiles under non-cancelable operating leases. These leases expire at various dates, may contain renewal and expansion options, and do not contain restrictions concerning dividends or incurring additional debt. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. The total amount of the minimum rent is expensed on a straight-line basis over the lease term. The Company’s lease obligations are primarily for the use of office space and certain real-estate properties are subleased to third parties.

Rental expenses (including amounts applicable to taxes, insurance, and maintenance) for operating leases are as follows (in millions):

Years Ended December 31	2018	2017	2016
Rental expense	$374	$377	$358
Sub lease rental income	(45)	(57)	(52)
Net rental expense	$329	$320	$306

At December 31, 2018, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows (in millions):

Year Ended December 31, 2018	Gross rental commitments	Rentals from subleases	Net rental commitments
2019	$303	$(34)	$269
2020	253	(30)	223
2021	221	(30)	191
2022	182	(30)	152
2023	148	(12)	136
Thereafter	472	(5)	467
Total minimum payments required	$1,579	$(141)	$1,438
11.    Income Taxes
On December 22, 2017, the Tax Reform Act was enacted into law and the new legislation contained several key tax provisions that impacted the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and a one-time mandatory transition tax on accumulated foreign earnings (the “Transition Tax”), among others. Also on December 22, 2017, the Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act in the period of enactment. SAB 118 allowed registrants to record provisional amounts during a one-year measurement period.

In the fourth quarter of 2017, a net provisional charge of $345 million was recorded which included the Transition Tax, the re-measurement of existing deferred tax balances, as well as local country income taxes, state income taxes and withholding taxes expected to be due upon repatriation of the earnings subject to the Transition Tax. In addition, at that time the Company was unable to estimate the allocation between continuing and discontinued operations of the tax benefit from foreign tax credits utilized in 2017.

In the fourth quarter of 2018, the Company finalized its accounting for enactment date income tax effects of the Tax Reform Act after analyzing guidance issued during the measurement period, completing its reviews, filing its tax returns, and evaluating the local tax rules.

The following table presents the impact of the accounting for the enactment of the Tax Reform Act on income tax expense (benefit) from continuing operations in our Consolidated Statements of Income for the years ended December 31, 2018 and 2017.

Years ended December 31	2018	2017	Total
Transition tax (1)	$36	$264	$300
Re-measurement of deferred tax balances (2)	(8)	86	78
Indefinite reinvestment assertion (3)	1	(5)	(4)
Allocation of tax benefit from foreign tax credits (4)	59	—	59
Total income tax expense (benefit)	$88	$345	$433

(1)	Reflects the Transition Tax on the post-1986 earnings and profits and related foreign tax credits of U.S.-owned foreign subsidiaries as of November 2, 2017 and December 31, 2017, whichever is higher.

(2)	Reflects the re-measurement of deferred tax assets and liabilities as a result of the reduction in the U.S. corporate income tax rate from 35% to 21%.

(3)
Reflects the accrual for local country income taxes, state income taxes and withholding taxes as a result of the change in its indefinite reinvestment assertion such that the Company is generally no longer indefinitely reinvested on the earnings subject to the Transition Tax.

(4)
Reflects the allocation of tax expense from discontinued operations to continuing operations related to the utilization of foreign tax credits in the tax year ended December 31, 2017. Without the income from discontinued operations, these foreign tax credits would have required a valuation allowance.

The payable balance for the Transition Tax was $240 million and $264 million as of December 31, 2018 and 2017, respectively. The change in liability is primarily attributable to updating the calculations pursuant to guidance issued during the measurement period and cash payments made during the year. The Company has elected to pay the liability in installments which are due through 2024.

Other significant provisions of the Tax Reform Act that impact income taxes include: additional limitations on the timing of the deductibility of interest payable to related and unrelated lenders, further limitations on the deductibility of executive compensation, an alternative Base Erosion and Anti-Abuse Tax that limits deductions for certain amounts payable to foreign affiliates, and an additional U.S. tax on certain future foreign subsidiary earnings, whether or not distributed, (i.e., global intangible low-taxed income or “GILTI”). The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2018.
Income before income tax from continuing operations and the provision for income tax from continuing operations consist of the following (in millions):

Years ended December 31	2018	2017	2016
Income before income taxes:
U.K.	$(240)	$(420)	$(201)
U.S.	(601)	(765)	(329)
Other	2,087	1,870	1,931
Total	$1,246	$685	$1,401
Income tax expense (benefit):
Current:
U.K.	$21	$1	$(54)
U.S. federal	101	48	88
U.S. state and local	35	18	7
Other	214	201	207
Total current tax expense	$371	$268	$248
Deferred tax expense (benefit):
U.K.	$19	$(5)	$59
U.S. federal	(165)	12	(110)
U.S. state and local	(56)	(35)	(9)
Other	(23)	10	(40)
Total deferred tax benefit	$(225)	$(18)	$(100)
Total income tax expense	$146	$250	$148
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.
The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The 2018, 2017, and 2016 reconciliations are based on the U.K. statutory corporate tax rate of 19.0%, 19.3%, and 20.0%, respectively. The reconciliation to the provisions from continuing operations reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2018	2017	2016
Statutory tax rate	19.0%	19.3%	20.0%
U.S. state income taxes, net of U.S. federal benefit	(0.4)	(1.5)	0.4
Taxes on international operations (1)	(7.3)	(30.3)	(12.2)
Nondeductible expenses	2.7	3.4	1.4
Adjustments to prior year tax requirements	0.9	2.0	(1.2)
Adjustments to valuation allowances	3.8	(1.8)	(2.2)
Change in uncertain tax positions	0.9	1.6	3.2
Excess tax benefits related to shared based compensation (2)	(3.6)	(8.0)	—
U.S. Tax Reform impact (3)	7.1	51.2	—
Loss on disposition	(10.2)	—	—
Other — net	(1.2)	0.6	1.2
Effective tax rate	11.7%	36.5%	10.6%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 19.0%, 19.3% and 20.0% at December 31, 2018, 2017, and 2016, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore. The impact decreased from 2017 to 2018 primarily as a result of the decrease in the U.S. federal tax rate.

(2)
With the adoption of ASU 2016-09 in 2017, excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.

(3)
The impact of the Tax Reform Act including the Transition Tax, the re-measurement of U.S. deferred tax assets and liabilities from 35% to 21%, withholding tax accruals, and the allocation of tax benefit between continuing operations and discontinued operations related to utilization of foreign tax credits.

For the tax impact of discontinued operations, see Note 5 “Discontinued Operations”.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2018	2017
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$563	$362
Employee benefit plans	351	424
Other accrued expenses	98	65
Investment basis differences	28	35
Deferred revenue	29	20
Tradename liability	—	12
Lease and service guarantees	5	6
Brokerage fee arrangements	—	4
Other	46	49
Total	1,120	977
Valuation allowance on deferred tax assets	(171)	(136)
Total	$949	$841
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(310)	$(436)
Deferred costs	(143)	(32)
Unremitted earnings	(30)	(39)
Unrealized foreign exchange gains	(26)	(22)
Other accrued expenses	(36)	(12)
Other	(24)	(38)
Total	$(569)	$(579)
Net deferred tax asset	$380	$262
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2018	2017
Deferred tax assets — non-current	$561	$389
Deferred tax liabilities — non-current	(181)	(127)
Net deferred tax asset	$380	$262
Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and capital loss carryforwards.  Valuation allowances increased by $35 million as of December 31, 2018, when compared to December 31, 2017. The change is primarily attributable to capital loss carryforwards generated by the 2018 tax loss on disposition for which utilization is subject to limitation.
The Company generally intends to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the Transition Tax, or GILTI.  As of December 31, 2018, the Company has accrued $30 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.

The Company had the following net operating loss, capital loss, and interest carryforwards (in millions):

As of December 31	2018	2017
U.K.
Operating loss carryforwards	$541	$675
Capital loss carryforwards	400	415
Interest carryforwards	53	—

U.S.
Federal operating loss carryforwards	$2	$36
Federal capital loss carryforwards & carryback	367	—
Federal interest carryforwards	424	—

State operating loss carryforwards	$315	$412
State capital loss carryforwards & carryback	221	—
State interest carryforwards	227	—

Other Non-U.S.
Operating loss carryforwards	$369	$392
Capital loss carryforwards (1)	30	36
Interest carryforwards (1)	186	196

(1)
Prior to 2018, interest carryforwards in non-U.S. jurisdictions were classified within capital loss carryforwards. As of December 31, 2017, $196 million was reclassified from capital loss carryforwards to interest carryforwards.

The U.K. operating losses, capital losses, and interest each have an indefinite carryforward period. The federal operating loss carryforwards as of December 31, 2018 expire at various dates from 2034 to 2037 and the state operating losses as of December 31, 2018 expire at various dates from 2019 to 2038. The federal capital losses can be carried back to 2015 or carried forward until 2023. State capital losses can be carried back to 2015 in certain jurisdictions or carried forward until 2023. Federal and state interest carryforwards have indefinite carryforward periods. Operating and capital losses in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2019. The interest carryforwards in other non-U.S. jurisdictions have indefinite carryforward periods.

During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $77 million, $45 million, and $46 million during the years ended December 31, 2018, 2017, and 2016, respectively. The impact of this tax holiday on diluted earnings per share was $0.31, $0.17, and $0.17 during the years ended December 31, 2018, 2017, and 2016, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2018	2017
Balance at January 1	$280	$278
Additions based on tax positions related to the current year	18	25
Additions for tax positions of prior years	10	12
Reductions for tax positions of prior years	(24)	(26)
Settlements	—	(6)
Business combinations	1	—
Lapse of statute of limitations	(6)	(7)
Foreign currency translation	—	4
Balance at December 31	$279	$280
The Company’s liability for uncertain tax positions as of December 31, 2018, 2017, and 2016, includes $228 million, $219 million, and $240 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $22 million, $11 million, and $15 million in 2018, 2017, and 2016, respectively. The Company recorded a liability for interest and penalties of $77 million, $55 million, and $48 million as of December 31, 2018, 2017, and 2016, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2005. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2010.
12.    Shareholders’ Equity
Distributable Reserves
As a company incorporated in England and Wales, Aon is required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the courts of England and Wales. Distributable reserves are not directly linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2018 and 2017, the Company had distributable reserves in excess of $2.2 billion and $1.2 billion, respectively.
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2018	2017 (1)
Shares repurchased	10.0	18.0
Average price per share	$143.94	$133.67
Costs recorded to retained earnings
Total repurchase cost	$1,447	$2,403
Additional associated costs	7	12
Total costs recorded to retained earnings	$1,454	$2,415

(1)
Included in the 18.0 million shares repurchased during the twelve months ended December 31, 2017 were 0.1 million shares that did not settle until January 2018. These shares were settled at an average price per share of $134.41 and total cost of $15.9 million.

At December 31, 2018, the remaining authorized amount for share repurchase under the Repurchase Program was $4.0 billion. Under the Repurchase Program, the Company has repurchased a total of 118.3 million shares for an aggregate cost of approximately $11.0 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

Years ended December 31	2018	2017	2016
Basic weighted-average ordinary shares outstanding	245.2	258.5	268.1
Dilutive effect of potentially issuable shares	1.8	2.2	2.2
Diluted weighted-average ordinary shares outstanding	247.0	260.7	270.3
Potentially issuable shares are not included in the computation of diluted net income per share if its inclusion would be antidilutive. There were no shares excluded from the calculation in 2018, 2017, or 2016.
Dividends
During 2018, 2017, and 2016, the Company paid dividends of $382 million, $364 million, and $345 million, respectively, to holders of its Class A Ordinary Shares. Dividends paid per Class A Ordinary Share were $1.56, $1.41 and $1.29 for the years ended December 31, 2018, 2017, and 2016 respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2016	$(25)	$(771)	$(2,627)	$(3,423)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(25)	(490)	(276)	(791)
Tax benefit (expense)	6	(3)	74	77
Other comprehensive income (loss) before reclassifications, net	(19)	(493)	(202)	(714)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	10	—	322	332
Tax benefit (expense)	(3)	—	(104)	(107)
Amounts reclassified from accumulated other comprehensive income (loss), net	7	—	218	225
Net current period other comprehensive income (loss)	(12)	(493)	16	(489)
Balance at December 31, 2016	(37)	(1,264)	(2,611)	(3,912)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	18	397	(220)	195
Tax benefit (expense)	(3)	(5)	55	47
Other comprehensive income (loss) before reclassifications, net	15	392	(165)	242
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(7)	236	227
Tax benefit (expense)	(1)	—	(52)	(53)
Amounts reclassified from accumulated other comprehensive income (loss), net	(3)	(7)	184	174
Net current period other comprehensive income (loss)	12	385	19	416
Balance at December 31, 2017	(25)	(879)	(2,592)	(3,496)
Adoption of new accounting guidance (3)	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	(15)	(437)	(124)	(576)
Tax benefit (expense)	18	(3)	28	43
Other comprehensive income (loss) before reclassifications, net	3	(440)	(96)	(533)
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	146	157
Tax benefit (expense)	(3)	—	(33)	(36)
Amounts reclassified from accumulated other comprehensive income (loss), net	8	—	113	121
Net current period other comprehensive income (loss)	11	(440)	17	(412)
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense), Other general expenses, and Compensation and benefits. See Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense).

(3)	Refer to Note 2 “Summary of Significant Accounting Principles and Practices ” for further information.
13.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands and Canada is as follows (in millions):

Years ended December 31	2018	2017	2016
U.S.	$98	$105	$121
U.K.	45	43	43
Netherlands and Canada	25	25	27
Total	$168	$173	$191
Pension and Other Postretirement Benefits
The Company sponsors defined benefit pension and postretirement health and welfare plans that provide retirement, medical, and life insurance benefits. The postretirement health care plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S., U.K., Netherlands and Canadian pension plans are closed to new entrants.

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2018 and 2017 and a statement of the funded status as of December 31, 2018 and 2017, for the material U.K., U.S., and other major plans, which are located in the Netherlands, and Canada. These plans represent approximately 90% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation
At January 1	$4,893	$4,874	$3,155	$2,902	$1,401	$1,227
Service cost	—	—	—	—	—	—
Interest cost	109	123	99	96	27	26
Plan amendment	13	—	—	—	—	—
Settlements	(176)	(496)	—	—	—	—
Actuarial loss (gain)	(297)	100	(221)	309	(47)	49
Benefit payments	(160)	(146)	(156)	(152)	(43)	(39)
Foreign currency impact	(253)	438	—	—	(67)	138
At December 31	$4,129	$4,893	$2,877	$3,155	$1,271	$1,401
Accumulated benefit obligation at end of year	$4,129	$4,893	$2,877	$3,155	$1,247	$1,373
Change in fair value of plan assets
At January 1	$5,906	$5,675	$1,958	$1,683	$1,256	$1,076
Actual return on plan assets	(125)	274	(141)	308	(19)	70
Employer contributions	97	86	135	119	20	21
Settlements	(176)	(496)	—	—	—	—
Benefit payments	(160)	(146)	(156)	(152)	(43)	(39)
Foreign currency impact	(317)	513	—	—	(59)	128
At December 31	$5,225	$5,906	$1,796	$1,958	$1,155	$1,256
Market related value at end of year	$5,225	$5,906	$1,981	$1,926	$1,155	$1,256
Amount recognized in Statement of Financial Position at December 31
Funded status	$1,096	$1,013	$(1,081)	$(1,197)	$(116)	$(145)
Unrecognized prior-service cost	30	19	3	5	(7)	(7)
Unrecognized loss	1,106	1,217	1,705	1,701	440	459
Net amount recognized	$2,232	$2,249	$627	$509	$317	$307
In September 2018, the Company made a cash contribution of $100 million to the qualified U.S. pension plan, which allowed the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.
In July 2017, the Company made a non-cash contribution of approximately $80 million to its U.S. pension plan.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Prepaid benefit cost (1)	$1,113	$1,034	$—	$—	$—	$—
Accrued benefit liability - current(2)	(1)	(1)	(46)	(43)	(5)	(5)
Accrued benefit liability - non-current(3)	(16)	(20)	(1,035)	(1,154)	(111)	(140)
Accumulated other comprehensive loss	1,136	1,236	1,708	1,706	433	452
Net amount recognized	$2,232	$2,249	$627	$509	$317	$307

(1)	Included in Prepaid pension

(2)	Included in Other current liabilities

(3)	Included in Pension, other postretirement, and postemployment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 and 2017 consist of (in millions):

	U.K.		U.S.		Other
	2018	2017	2018	2017	2018	2017
Net loss	$1,106	$1,217	$1,705	$1,701	$440	$459
Prior service cost (income)	30	19	3	5	(7)	(7)
Total	$1,136	$1,236	$1,708	$1,706	$433	$452
In 2018, U.S. plans with a projected benefit obligation (“PBO”) and an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets with a fair value of $1.8 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $47 million and plan assets with a fair value of $30 million, and U.K. plans with an ABO in excess of the fair value of plan assets had an ABO of $47 million and plan assets with a fair value of $30 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $363 million and plan assets with a fair value of $271 million.

In 2017, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.2 billion, an ABO of $3.2 billion, and plan assets of $2.0 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $52 million and plan assets with a fair value of $30 million, and plans with an ABO in excess of the fair value of plan assets had an ABO of $52 million and plan assets with a fair value of $30 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.2 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.3 billion and plan assets with a fair value of $1.2 billion.

Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	109	123	158	99	96	111	27	26	29
Expected return on plan assets, net of administration expenses	(192)	(199)	(243)	(144)	(140)	(156)	(45)	(47)	(48)
Amortization of prior-service cost	1	1	2	2	2	2	—	—	—
Amortization of net actuarial loss	28	31	31	59	50	50	12	11	10
Net periodic benefit (income) cost	(54)	(44)	(52)	16	8	7	(6)	(10)	(9)
Settlement expense	37	125	61	—	—	158	—	—	—
Total net periodic benefit cost (income)	$(17)	$81	$9	$16	$8	$165	$(6)	$(10)	$(9)
The Company uses a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for its major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during 2018. As of December 31, 2018, lump sum payments from plan assets of £139 million ($176 million using December 31, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the fourth quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £122 million ($154 million using December 31, 2018 exchange rates) as well as a non-cash settlement charge of £28 million ($37 million using average exchange rates) for the year ended December 31, 2018.

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

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2018	2017	2018	2017	2018	2017
Discount rate	2.95%	2.63%	3.92 - 4.26%	3.27 - 3.61%	1.89 - 3.88%	1.78 - 3.39%
Rate of compensation increase	3.73 - 4.23%	3.70 - 4.20%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	1.88%	1.87%	N/A	N/A	2.00%	2.00%

(1)	U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate	2.63%	2.77%	3.96%	3.27 - 3.61%	3.53 - 4.11%	3.69 - 4.43%	1.78 - 3.39%	1.85 - 3.81%	2.43 - 3.96%
Expected return on plan assets, net of administration expenses	3.34%	3.36%	4.55%	7.71%	7.88%	7.81%	1.70 - 4.85%	2.68 - 5.15%	3.47 - 4.95%
Rate of compensation increase	3.70 - 4.20%	3.70 - 4.20%	3.63 - 4.13%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.50%	2.00 - 3.50%
The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2019, not including voluntary one-time lump sum payments, are $55 million in the U.S. and $42 million outside the U.S.
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.71% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2019.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 16 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company’s U.S. pension plan assets at December 31, 2018 and December 31, 2017, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$130	$130	$—	$—
Equity investments:
Large cap domestic	294	294	—	—
Small cap domestic	14	14	—	—
International	76	76	—	—
Equity derivatives	(14)	—	(14)	—
Pooled funds:
International (2)	235	—	—	—
Large cap domestic (2)	8	—	—	—
Small cap domestic (2)	42	—	—	—
Fixed income investments: (3)
Corporate bonds	111	—	111	—
Government and agency bonds	126	95	31	—
Asset-backed securities	2	—	2	—
Pooled funds:
Government and agency bonds (2)	95	—	—	—
Corporate bonds (2)	322	—	—	—
Other investments:
Real estate and REITs (4)	78	78	—	—
Alternative investments (2) (5)	277	—	—	—
Total	$1,796	$687	$130	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed-income derivatives.

(4)	Consists of exchange traded real estate investment trusts (“REITs”).

(5)	Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$56	$56	$—	$—
Equity investments:
Large cap domestic	313	313	—	—
Small cap domestic	17	17	—	—
International	90	90	—	—
Equity derivatives	111	—	111	—
Pooled funds:
International (2)	270	—	—	—
Large cap domestic (2)	12	—	—	—
Small cap domestic (2)	114	—	—	—
Fixed income investments: (3)
Corporate bonds	110	—	110	—
Government and agency bonds	148	114	34	—
Pooled funds:
Corporate bonds (2)	290	—	—	—
Other investments:
Real estate and REITs (4)	82	82	—	—
Alternative investments (2) (5)	345	—	—	—
Total	$1,958	$672	$255	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of corporate and government bonds, asset-backed securities, and fixed-income derivatives.

(4)	Consists of exchange traded REITs.

(5)	Consists of limited partnerships, private equity, and hedge funds.

The fair values of the Company’s major U.K. pension plan assets at December 31, 2018 and December 31, 2017, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$96	$96	$—	$—
Equity investments:
Pooled funds:
Global (2)	209	—	—	—
Europe (2)	3	—	—	—
Fixed income investments: (3)
Derivatives (4)	(949)	—	(949)	—
Fixed income securities (5)	2,446	2,079	367	—
Annuities	1,688	—	—	1,688
Pooled funds:
Derivatives (2)	39	—	—	—
Fixed income securities (2)	850	—	—	—
Other investments:
Real estate (2) (6)	149	—	—	—
Alternative investments (2) (7)	694	—	—	—
Total	$5,225	$2,175	$(582)	$1,688

(1)	Consists of cash and institutional short-term investment funds.

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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2018 and December 31, 2017 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2017	$1,773
Actual return on plan assets:
Relating to assets still held at December 31, 2017	(66)
Purchases, sales and settlements—net	45
Foreign exchange	157
Balance at December 31, 2017	1,909
Actual return on plan assets:
Relating to assets still held at December 31, 2018	(122)
Purchases, sales and settlements—net	7
Foreign exchange	(106)
Balance at December 31, 2018	$1,688

The fair values of the Company’s other major pension plan assets at December 31, 2018 and December 31, 2017, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10	$10	$—	$—
Equity investments:
Pooled funds:
Global (1)	281	—	—	—
Fixed income investments:
Derivatives (2)	9	—	9	—
Pooled funds:
Fixed income securities (1)	766	—	—	—
Derivatives (1)(2)	16	—	—	—
Other investments:
Alternative investments (1) (3)	63	—	—	—
Pooled funds:
REITs (1) (4)	10	—	—	—
Total	$1,155	$10	$9	$—

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
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee (“RPGIC”), seeks reasonable asset growth at prudent risk levels within target allocations, which are 50% equity investments, 27% fixed income investments, and 23% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2018, the weighted average targeted allocation for the U.K. and non-U.S. plans was 12% for equity investments, 79% for fixed income investments, and 9% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2019, the Company expects to contribute approximately $80 million, $46 million, and $19 million to its U.K., U.S. and other significant international pension plans, respectively.

Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2018 (in millions):

	U.K.	U.S.	Other
2019	$137	$178	$42
2020	139	182	43
2021	144	185	44
2022	149	187	45
2023	152	177	46
2024 – 2028	795	879	248
U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2018 and 2017 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2018	2017
Accumulated projected benefit obligation	$91	$99
Fair value of plan assets	14	17
Funded status	(77)	(82)
Unrecognized prior-service credit	(1)	(1)
Unrecognized (gain) loss	(6)	(3)
Net amount recognized	$(84)	$(86)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2018	2017	2016
Net periodic benefit cost recognized (millions)	$3	$1	$5
Weighted-average discount rate used to determine future benefit obligations	3.91 - 4.26%	3.32 - 3.64%	3.71 - 4.15%
Weighted-average discount rate used to determine net periodic benefit costs	3.32 - 3.64%	3.71 - 4.15%	3.99 - 4.33%
Amounts recognized in Accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2018 are $1 million and $6 million of prior service credit and net gain, respectively. The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2019 is $1.7 million and $0.1 million of net gain and prior service credit, respectively.
Based on current assumptions, the Company expects:

•	To contribute $5 million to fund significant other postretirement benefit plans during 2019.

•	Estimated future benefit payments will be approximately $5 million each year for 2019 through 2023, and $25 million in aggregate for 2024-2028.
The accumulated postretirement benefit obligation is increased by $5 million and decreased by $5 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.5 million and decreased by $0.4 million by a respective 1% increase or decrease to the assumed health care trend rate.

For most of the participants in the U.S. plan, Aon’s liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Although the net employer trend rates range from 4% to 7% per year, because of this cap, these plans are effectively limited to 5% per year in the future.

14.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2018	2017	2016
Restricted share units (“RSUs”)	$186	$182	$176
Performance share awards ("PSAs")	143	127	120
Employee share purchase plans	9	10	10
Total share-based compensation expense	338	319	306
Tax benefit	74	73	90
Share-based compensation expense, net of tax	$264	$246	$216
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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	2018		2017		2016
Years ended December 31	Shares	Fair Value at Date of Grant	Shares	Fair Value at Date of Grant	Shares	Fair Value at Date of Grant
Non-vested at beginning of year	4,849	$104	6,195	$89	7,167	$77
Granted	1,500	141	1,700	123	2,252	101
Vested	(1,943)	97	(2,407)	82	(2,845)	70
Forfeited	(198)	114	(639)	93	(379)	82
Non-vested at end of year	4,208	$120	4,849	$104	6,195	$89
The fair value of RSUs that vested during 2018, 2017 and 2016 was $189 million, $197 million, and $200 million, respectively.
Unamortized deferred compensation expense was $346 million as of December 31, 2018, with a remaining weighted-average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share related performance over a three-year period. The actual issue of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of Aon plc ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits expense in the Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.

The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2018, 2017, and 2016 (shares in thousands and dollars in millions, except fair value):

	2018	2017	2016
Target PSAs granted during period	564	548	750
Weighted average fair value per share at date of grant	$134	$114	$100
Number of shares that would be issued based on current performance levels	840	1,068	1,122
Unamortized expense, based on current performance levels	$81	$44	$—
During 2018, the Company issued approximately 1.0 million shares in connection with performance achievements related to the 2015-2017 Leadership Performance Plan (“LPP”) cycle. During 2017, the Company issued approximately 0.9 million shares in connection with performance achievements related to the 2014-2016 LPP cycle. During 2016, the Company issued approximately 1.3 million shares in connection with performance achievements related to the 2013-2015 LPP cycle.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2018	2017	2018	2017	2018	2017
Foreign exchange contracts
Accounted for as hedges	$646	$701	$17	$31	$2	$3
Not accounted for as hedges (3)	269	254	1	1	6	3
Total	$915	$955	$18	$32	$8	$6

(1)	Included within Other current assets ($3 million in 2018 and $9 million in 2017) or Other non-current assets ($15 million in 2018 and $23 million in 2017).

(2)	Included within Other current liabilities ($5 million in 2018 and $3 million in 2017) or Other non-current liabilities ($3 million in 2018 and $3 million in 2017).

(3)	These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2018	2017	2016
Gain (Loss) recognized in Accumulated other comprehensive loss	$(18)	$18	$(25)

Location of future reclassification from Accumulated other comprehensive loss
Compensation and benefits	$(5)	$12	$8
Other general expenses	$3	$4	$(13)
Other income (expense) (1)	$(16)	$2	$(20)

(1)
With the adoption of new derivative guidance in 2019, gains (losses) on derivatives accounted for as hedges will be recognized in Total revenue in the Company’s Consolidated Statements of Income rather than Other income (expense). Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for additional details.

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into Consolidated Statements of Income (effective portion) are as follows (in millions):

	Years Ended December 31
	2018	2017	2016
Compensation and benefits	$1	$14	$2
Other general expenses	(2)	(5)	(4)
Interest expense	(2)	(1)	(1)
Other income (expense)	(8)	(9)	(7)
Total	$(11)	$(1)	$(10)
The Company estimates that approximately $13 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2018, 2017, and 2016 was insignificant.
The Company recorded a loss of $27 million for 2018, a gain of $7 million in 2017, and an insignificant loss in 2016 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
Net Investments in Foreign Operations Risk Management
The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. In 2016, the Company designated a portion of its euro-denominated commercial paper issuances as a non-derivative hedge of the foreign currency exposure of a net investment in its European operations. The change in fair value of the designated portion of the euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive loss, to the extent it is effective as a hedge. The foreign currency translation adjustment of the hedged net investments is also recorded in Accumulated other comprehensive loss. Ineffective portions of net investment hedges, if any, are reclassified from Accumulated other comprehensive loss into earnings during the period of change.
As of December 31, 2018, the Company has €220 million ($250 million at December 31, 2018 exchange rates) of outstanding euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of December 31, 2018, the unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $21 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings for 2018, 2017 and 2016. In addition, the Company did not incur any ineffectiveness related to net investment hedges during 2018, 2017 and 2016.

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
The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments, including pension assets (refer to Note 13 “Employee Benefits”):
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,759	$1,759	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—

(1)	Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,847	$1,847	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$4	$—	$4	$—
Derivatives (2)
Gross foreign exchange contracts	$33	$—	$33	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$6	$—	$6	$—

(1)	Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2018 or 2017. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2018, 2017, or 2016.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2018		2017
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$299	$301
Long-term debt	$5,993	$6,159	$5,667	$6,267
17.    Claims, Lawsuits, and Other Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which include E&O claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Consolidated Statements of Financial Position and have been recognized in Other general expenses in the Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.
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
Current Matters
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund. In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($57 million at December 31, 2018 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($88 million at December 31, 2018 exchange rates). In February 2018, the claimants instructed new lawyers and in May 2018 added their previous lawyers as defendants to the Aon lawsuit. The claimants allege that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the High Court and Court of Appeal proceedings. The trial of this matter has been set for November 2019. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand.  LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011.  LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes.  LPC claims damages of approximately NZD $184 million ($124 million at December 31, 2018 exchange rates) plus interest and costs.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD $528 million ($355 million at December 31, 2018 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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

Settled/Closed Matters
 A retail insurance brokerage subsidiary of Aon was sued on September 14, 2010 in the Chancery Court for Davidson County, Tennessee Twentieth Judicial District, at Nashville by a client, Opry Mills Mall Limited Partnership (“Opry Mills”), that sustained flood damage to its property in May 2010. The lawsuit sought $200 million in coverage from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contended that only $50 million in coverage (which had already been paid) was available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills sought full coverage from the insurers for the loss and sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determined there was not full coverage. In addition, Opry Mills sought prejudgment interest, attorneys’ fees and enhanced damages which could have substantially increased Aon’s exposure. In March 2015, the trial court granted partial summary judgment in favor of plaintiffs and against the insurers, holding generally that the plaintiffs are entitled to $200 million in coverage under the language of the policies. In August 2015, a jury returned a verdict in favor of Opry Mills and against the insurers in the amount of $204 million. On January 26, 2018, the Tennessee Court of Appeals reversed and remanded, reversing summary judgment in favor of plaintiffs and concluding that coverage is limited to $50 million. In December 2018, the parties reach an agreement to settle this case, and the settlement is now concluded. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.
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
Redomestication
In connection with the Redomestication, the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), and (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997).
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2018, the undiscounted maximum potential future payments under the lease guarantee is $85 million, with an estimated fair value of $17 million. No cash payments were made in connection to the lease commitments during 2018.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer.  Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023.  As of December 31, 2018, the undiscounted maximum potential future payments under the performance guarantees were $188 million, with an estimated fair value of $1 million. No cash payments were made in connection to the lease commitments during 2018.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOCs”). The Company had total LOCs outstanding of approximately $83 million at December 31, 2018, compared to $96 million at December 31, 2017. These letters of credit cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $103 million at December 31, 2018, compared to $95 million at December 31, 2017.
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
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.
Consolidated Non-current assets by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2018	$588	$288	$44	$58	$101	$97
2017	$564	$239	$47	$68	$114	$96
19.    Guarantee of Registered Securities
As described in Note 17 “Claims, Lawsuits, and Other Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corp Notes”). Additionally, Aon plc has agreed to guarantee the obligations of Aon Corporation arising under the 4.50% Senior Notes due 2028. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it agreed to guarantee the obligations of Aon plc arising under the 4.25% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027 and has also agreed to guarantee the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
In December 2018, Aon plc obtained direct ownership in two subsidiaries that were previously indirectly owned by Aon Corporation. The financial results of both subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has reflected this transfer on the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the periods ended December 31, 2017 and 2016 and the Condensed Consolidating Statement of Financial Position for the period ended December 31, 2017.

The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, Condensed Consolidating Statements of Financial Position as of December 31, 2018 and December 31, 2017, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$10,770	$—	$10,770
Expenses
Compensation and benefits	74	(1)	6,030	—	6,103
Information technology	—	—	484	—	484
Premises	—	—	370	—	370
Depreciation of fixed assets	—	—	176	—	176
Amortization and impairment of intangible assets	—	—	593	—	593
Other general expenses (income)	4	64	1,432	—	1,500
Total operating expenses	78	63	9,085	—	9,226
Operating income (loss)	(78)	(63)	1,685	—	1,544
Interest income	—	58	—	(53)	5
Interest expense	(203)	(101)	(27)	53	(278)
Intercompany interest income (expense)	15	(514)	499	—	—
Intercompany other income (expense)	97	(399)	302	—	—
Other income (expense)	9	(48)	35	(21)	(25)
Income (loss) from continuing operations before income taxes	(160)	(1,067)	2,494	(21)	1,246
Income tax expense (benefit)	(60)	(192)	398	—	146
Net income (loss) from continuing operations	(100)	(875)	2,096	(21)	1,100
Net Income from discontinued operations	—	—	74	—	74
Net income (loss) before equity in earnings of subsidiaries	(100)	(875)	2,170	(21)	1,174
Equity in earnings of subsidiaries	1,255	1,004	129	(2,388)	—
Net income	1,155	129	2,299	(2,409)	1,174
Less: Net income attributable to noncontrolling interests	—	—	40	—	40
Net income attributable to Aon shareholders	$1,155	$129	$2,259	$(2,409)	$1,134

Condensed Consolidating Statement of Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$9,998	$—	$9,998
Expenses
Compensation and benefits	150	26	5,827	—	6,003
Information technology	—	—	419	—	419
Premises	—	—	348	—	348
Depreciation of fixed assets	—	—	187	—	187
Amortization and impairment of intangible assets	—	—	704	—	704
Other general expenses (income)	12	(6)	1,266	—	1,272
Total operating expenses	162	20	8,751	—	8,933
Operating income (loss)	(162)	(20)	1,247	—	1,065
Interest income	—	52	4	(29)	27
Interest expense	(202)	(94)	(15)	29	(282)
Intercompany interest income (expense)	14	(543)	529	—	—
Intercompany other income (expense)	247	(411)	164	—	—
Other income (expense)	(27)	12	(128)	18	(125)
Income (loss) from continuing operations before income taxes	(130)	(1,004)	1,801	18	685
Income tax expense (benefit)	(43)	(110)	403	—	250
Net income (loss) from continuing operations	(87)	(894)	1,398	18	435
Net Income from discontinued operations	—	—	828	—	828
Net income (loss) before equity in earnings of subsidiaries	(87)	(894)	2,226	18	1,263
Equity in earnings of subsidiaries	1,295	1,121	227	(2,643)	—
Net income	1,208	227	2,453	(2,625)	1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,208	$227	$2,416	$(2,625)	$1,226

Condensed Consolidating Statement of Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$9,409	$—	$9,409
Expenses
Compensation and benefits	130	6	5,378	—	5,514
Information technology	—	—	386	—	386
Premises	—	—	343	—	343
Depreciation of fixed assets	—	—	162	—	162
Amortization and impairment of intangible assets		—	157	—	157
Other general expenses (income)	—	2	1,034	—	1,036
Total operating expenses	130	8	7,460	—	7,598
Operating income (loss)	(130)	(8)	1,949	—	1,811
Interest income	—	16	22	(29)	9
Interest expense	(196)	(101)	(14)	29	(282)
Intercompany interest income (expense)	14	(541)	527	—	—
Intercompany other income (expense)	274	(361)	87	—	—
Other income (expense)	15	(170)	36	(18)	(137)
Income (loss) from continuing operations before income taxes	(23)	(1,165)	2,607	(18)	1,401
Income tax expense (benefit)	(55)	(325)	528	—	148
Net income (loss) from continuing operations	32	(840)	2,079	(18)	1,253
Net Income from discontinued operations	—	—	177	—	177
Net income (loss) before equity in earnings of subsidiaries	32	(840)	2,256	(18)	1,430
Equity in earnings of subsidiaries	1,382	1,249	409	(3,040)	—
Net income	1,414	409	2,665	(3,058)	1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	$1,414	$409	$2,631	$(3,058)	$1,396

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,155	$129	$2,299	$(2,409)	$1,174
Less: Net income attributable to noncontrolling interests	—	—	40	—	40
Net income attributable to Aon shareholders	1,155	129	2,259	(2,409)	1,134
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	11	—	11
Foreign currency translation adjustments	—	—	(465)	21	(444)
Postretirement benefit obligation	—	(2)	19	—	17
Total other comprehensive income (loss)	—	(2)	(435)	21	(416)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(433)	(415)	(417)	1,265	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	(433)	(417)	(848)	1,286	(412)
Comprehensive income (loss) attributable to Aon shareholders	$722	$(288)	$1,411	$(1,123)	$722

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,208	$227	$2,453	$(2,625)	$1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	1,208	227	2,416	(2,625)	1,226
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	9	—	12
Foreign currency translation adjustments	—	—	408	(18)	390
Postretirement benefit obligation	—	(101)	120	—	19
Total other comprehensive income (loss)	—	(98)	537	(18)	421
Equity in other comprehensive income (loss) of subsidiaries, net of tax	434	515	417	(1,366)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	5	—	5
Total other comprehensive income (loss) attributable to Aon shareholders	434	417	949	(1,384)	416
Comprehensive income (loss) attributable to Aon shareholders	$1,642	$644	$3,365	$(4,009)	$1,642

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,414	$409	$2,665	$(3,058)	$1,430
Less: Net income attributable to noncontrolling interests	—	—	34	—	34
Net income attributable to Aon shareholders	1,414	409	2,631	(3,058)	1,396
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	(11)	—	(12)
Foreign currency translation adjustments	(2)	21	(532)	18	(495)
Postretirement benefit obligation	—	68	(52)	—	16
Total other comprehensive income (loss)	(2)	88	(595)	18	(491)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(505)	(547)	(459)	1,511	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(507)	(459)	(1,052)	1,529	(489)
Comprehensive income (loss) attributable to Aon shareholders	$907	$(50)	$1,579	$(1,529)	$907

Condensed Consolidating Statement of Financial Position

	As of December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$862	$575	$(781)	$656
Short-term investments	—	56	116	—	172
Receivables, net	—	—	2,760	—	2,760
Fiduciary assets	—	—	10,166	—	10,166
Intercompany receivables	191	897	11,454	(12,542)	—
Other current assets	—	16	602	—	618
Total current assets	191	1,831	25,673	(13,323)	14,372
Goodwill	—	—	8,171	—	8,171
Intangible assets, net	—	—	1,149	—	1,149
Fixed assets, net	—	—	588	—	588
Deferred tax assets	94	467	144	(144)	561
Intercompany receivables	403	261	7,405	(8,069)	—
Prepaid pension	—	5	1,128	—	1,133
Other non-current assets	1	30	417	—	448
Investment in subsidiary	8,433	19,065	(897)	(26,601)	—
Total assets	$9,122	$21,659	$43,778	$(48,137)	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$274	$70	$2,380	$(781)	$1,943
Short-term debt and current portion of long-term debt	250	—	1	—	251
Fiduciary liabilities	—	—	10,166	—	10,166
Intercompany payables	213	11,695	634	(12,542)	—
Other current liabilities	—	69	867	—	936
Total current liabilities	737	11,834	14,048	(13,323)	13,296
Long-term debt	4,231	1,762	—	—	5,993
Deferred tax liabilities	—	—	325	(144)	181
Pension, other postretirement and other post-employment liabilities	—	1,275	361	—	1,636
Intercompany payables	—	7,570	499	(8,069)	—
Other non-current liabilities	3	115	979	—	1,097
Total liabilities	4,971	22,556	16,212	(21,536)	22,203

Total Aon shareholders' equity	4,151	(897)	27,498	(26,601)	4,151
Noncontrolling interests	—	—	68	—	68
Total equity	4,151	(897)	27,566	(26,601)	4,219
Total liabilities and equity	$9,122	$21,659	$43,778	$(48,137)	$26,422

Condensed Consolidating Statement of Financial Position

	As of December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$1	$2,524	$793	$(2,562)	$756
Short-term investments	—	355	174	—	529
Receivables, net	—	2	2,476	—	2,478
Fiduciary assets	—	—	9,625	—	9,625
Intercompany receivables	165	1,046	10,824	(12,035)	—
Other current assets	1	29	259	—	289
Total current assets	167	3,956	24,151	(14,597)	13,677
Goodwill	—	—	8,358	—	8,358
Intangible assets, net	—	—	1,733	—	1,733
Fixed assets, net	—	—	564	—	564
Deferred tax assets	99	396	143	(249)	389
Intercompany receivables	414	261	8,232	(8,907)	—
Prepaid pension	—	6	1,054	—	1,060
Other non-current assets	1	35	271	—	307
Investment in subsidiary	8,884	17,799	(91)	(26,592)	—
Total assets	$9,565	$22,453	$44,415	$(50,345)	$26,088

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$574	$36	$3,913	$(2,562)	$1,961
Short-term debt and current portion of long-term debt	—	—	299	—	299
Fiduciary liabilities	—	—	9,625	—	9,625
Intercompany payables	130	11,149	756	(12,035)	—
Other current liabilities	16	64	790	—	870
Total current liabilities	720	11,249	15,383	(14,597)	12,755
Long-term debt	4,251	1,415	1	—	5,667
Deferred tax liabilities	—	—	376	(249)	127
Pension, other postretirement and other post-employment liabilities	—	1,391	398	—	1,789
Intercompany payables	—	8,398	509	(8,907)	—
Other non-current liabilities	11	91	1,000	—	1,102
Total liabilities	4,982	22,544	17,667	(23,753)	21,440

Total Aon shareholders' equity	4,583	(91)	26,683	(26,592)	4,583
Noncontrolling interests	—	—	65	—	65
Total equity	4,583	(91)	26,748	(26,592)	4,648
Total liabilities and equity	$9,565	$22,453	$44,415	$(50,345)	$26,088

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$1,575	$3	$3,608	$(3,500)	$1,686
Cash provided by operating activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) operating activities	1,575	3	3,608	(3,500)	1,686

Cash flows from investing activities
Proceeds from investments	—	24	955	(908)	71
Payments for investments	(13)	(47)	(33)	13	(80)
Net purchases (sales) of short-term investments - non-fiduciary	—	299	49	—	348
Acquisition of businesses, net of cash acquired	—	—	(58)	—	(58)
Sale of businesses, net of cash sold	—	—	(10)	—	(10)
Capital expenditures	—	—	(240)	—	(240)
Cash provided by (used for) investing activities - continuing operations	(13)	276	663	(895)	31
Cash used for investing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) investing activities	(13)	276	663	(895)	31

Cash flows from financing activities
Share repurchase	(1,470)	—	—	—	(1,470)
Advances from (to) affiliates	156	(2,291)	(4,041)	6,176	—
Issuance of shares for employee benefit plans	(149)	—	—	—	(149)
Issuance of debt	1,723	4,028	3	—	5,754
Repayment of debt	(1,441)	(3,678)	(298)	—	(5,417)
Cash dividends to shareholders	(382)	—	—	—	(382)
Noncontrolling interests and other financing activities		—	(35)	—	(35)
Cash provided by (used for) financing activities - continuing operations	(1,563)	(1,941)	(4,371)	6,176	(1,699)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	(1,563)	(1,941)	(4,371)	6,176	(1,699)

Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)
Net increase (decrease) in cash and cash equivalents	(1)	(1,662)	(218)	1,781	(100)
Cash and cash equivalents at beginning of year	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of year	$—	$862	$575	$(781)	$656

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$2,787	$503	$2,010	$(4,631)	$669
Cash provided by operating activities - discontinued operations	—	—	65	—	65
Cash provided by (used for) operating activities	2,787	503	2,075	(4,631)	734

Cash flows from investing activities
Proceeds from investments	224	587	582	(1,325)	68
Payments for investments	(261)	(29)	(576)	802	(64)
Net purchases (sales) of short-term investments - non-fiduciary	—	(215)	(17)	—	(232)
Acquisition of businesses, net of cash acquired	—	—	(1,029)	—	(1,029)
Sale of businesses, net of cash sold	—	—	4,246	—	4,246
Capital expenditures	—	—	(183)	—	(183)
Cash provided by (used for) investing activities - continuing operations	(37)	343	3,023	(523)	2,806
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
Cash provided by (used for) investing activities	(37)	343	3,004	(523)	2,787

Cash flows from financing activities
Share repurchase	(2,399)	—	—	—	(2,399)
Advances from (to) affiliates	426	95	(4,975)	4,454	—
Issuance of shares for employee benefit plans	(121)	—	—	—	(121)
Issuance of debt	544	1,100	10	—	1,654
Repayment of debt	(835)	(1,150)	(14)	—	(1,999)
Cash dividends to shareholders	(364)	—	—	—	(364)
Noncontrolling interests and other financing activities	—	—	(36)	—	(36)
Cash provided by (used for) financing activities - continuing operations	(2,749)	45	(5,015)	4,454	(3,265)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	(2,749)	45	(5,015)	4,454	(3,265)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69
Net increase (decrease) in cash and cash equivalents	1	891	133	(700)	325
Cash and cash equivalents at beginning of year (1)	—	1,633	660	(1,862)	431
Cash and cash equivalents at end of year (2)	$1	$2,524	$793	$(2,562)	$756

(1)	Includes $5 million of discontinued operations at December 31, 2016.

(2)	Includes $0 million of discontinued operations at December 31, 2017

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2016
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$2,705	$(536)	$2,768	$(3,108)	$1,829
Cash provided by operating activities - discontinued operations	—	—	497	—	497
Cash provided by (used for) operating activities	2,705	(536)	3,265	(3,108)	2,326

Cash flows from investing activities
Proceeds from investments	—	316	15	(288)	43
Payments for investments	—	(35)	(29)	—	(64)
Net purchases (sales) of short-term investments - non-fiduciary	—	70	(9)	—	61
Acquisition of businesses, net of cash acquired	—	(335)	(608)	64	(879)
Sale of businesses, net of cash sold	—	—	171	(64)	107
Capital expenditures	—	—	(156)	—	(156)
Cash provided by (used for) investing activities - continuing operations	—	16	(616)	(288)	(888)
Cash used for investing activities - discontinued operations	—	—	(66)	—	(66)
Cash provided by (used for) investing activities	—	16	(682)	(288)	(954)

Cash flows from financing activities
Share repurchase	(1,257)	—	—	—	(1,257)
Advances from (to) affiliates	(2,008)	570	(3,037)	4,475	—
Issuance of shares for employee benefit plans	(129)	—	—	—	(129)
Issuance of debt	1,879	1,588	—	—	3,467
Repayment of debt	(845)	(2,088)	(12)	—	(2,945)
Cash dividends to shareholders	(345)	—	—	—	(345)
Noncontrolling interests and other financing activities	—	—	(77)	—	(77)
Cash provided by (used for) financing activities - continuing operations	(2,705)	70	(3,126)	4,475	(1,286)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	(2,705)	70	(3,126)	4,475	(1,286)

Effect of exchange rate changes on cash and cash equivalents	—	—	(39)	—	(39)
Net increase (decrease) in cash and cash equivalents	—	(450)	(582)	1,079	47
Cash and cash equivalents at beginning of year (1)	—	2,083	1,242	(2,941)	384
Cash and cash equivalents at end of year (2)	$—	$1,633	$660	$(1,862)	$431

(1)	Includes $2 million of discontinued operations at December 31, 2015.

(2)	Includes $5 million of discontinued operations at December 31, 2016

20.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2018 and 2017 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2018
Income Statement Data
Total revenue	$3,090	$2,561	$2,349	$2,770	$10,770
Operating income	799	(16)	262	499	1,544
Net income from continuing operations	604	57	155	284	1,100
Income from discontinued operations, net of tax	6	1	(2)	69	74
Net income	610	58	153	353	1,174
Less: Net income attributable to noncontrolling interests	16	10	6	8	40
Net income attributable to Aon shareholders	$594	$48	$147	$345	$1,134
Per Share Data
Basic net income per share attributable to Aon shareholders
Continuing operations	$2.37	$0.19	$0.61	$1.14	$4.32
Discontinued operations	0.02	0.01	(0.01)	0.28	0.30
Net income	$2.39	$0.20	$0.60	$1.42	$4.62
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.35	$0.19	$0.61	$1.13	$4.29
Discontinued operations	0.02	—	(0.01)	0.28	0.30
Net income	$2.37	$0.19	$0.60	$1.41	$4.59

	1Q	2Q	3Q	4Q	2017
Income Statement Data
Total revenue	$2,381	$2,368	$2,340	$2,909	$9,998
Operating income	335	(127)	256	601	1,065
Net income from continuing operations	265	(43)	196	17	435
Income from discontinued operations, net of tax	40	821	(4)	(29)	828
Net income	305	778	192	(12)	1,263
Less: Net income attributable to noncontrolling interests	14	9	7	7	37
Net income attributable to Aon shareholders	$291	$769	$185	$(19)	$1,226
Per Share Data
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.95	$(0.20)	$0.74	$0.04	$1.54
Discontinued operations	0.15	3.13	(0.02)	(0.12)	3.20
Net income	$1.10	$2.93	$0.72	$(0.08)	$4.74
Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.94	$(0.20)	$0.73	$0.04	$1.53
Discontinued operations	0.15	3.13	(0.01)	(0.11)	3.17
Net income	$1.09	$2.93	$0.72	$(0.07)	$4.70

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2018. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2018 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc

Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of financial position of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 19, 2019 expressed an unqualified opinion thereon.

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
February 19, 2019

Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in our Proxy Statement for the 2019 Annual General Meeting of Shareholders to be held on June 21, 2019 (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
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

4.21*	Form of 2.800% Senior Note due 2021 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.22*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 1.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

4.23*
Indenture, dated as of December 3, 2018, among the Company, the Guarantor and The Bank of New York Mellon Trust Company, N.A., as trustee (including the guarantee) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on December 3, 2018.

4.24*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

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

10.15*#	Aon plc 2011 Incentive Plan, as amended and restated effective June 24, 2014 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

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

10.19*#
Aon Plc Leadership Performance Program as amended and vested effective January 1, 2018 - - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.20*#
Aon plc Amended and Restated Executive Committee Combined Severance and Change in Control Plan, effective September 12, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.21*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.22*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.23*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.24*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.25*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.26*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.27*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on January 23, 2015.

10.28*#
Amendment to Employment Agreement, dated April 20, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case- - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 25, 2018.

10.29*#
Amendment to Employment Agreement, dated May 10, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.30*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.31*#
Amendment to the Amended and Restated Change of Control Agreement between Aon plc and Gregory C. Case, dated as of April 27, 2016 - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-for the quarter ended March 31, 2016.

10.32*#	International Assignment Letter with Gregory C. Case, effective July 1, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.33*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.34*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.35*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.36*#
Amendment to Employment Agreement, dated April 19, 2018, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 25, 2018.

10.37*#	International Assignment Letter with Christa Davies, effective July 1, 2016 - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.38*#	Amendment to International Assignment Letter, dated June 25, 2018, with Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.39*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on December 13, 2010.

10.40*#
Amended and Restated Employment Agreement, dated as of July 8, 2015, by and between Aon Corporation and Stephen P. McGill - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on July 14, 2015.

10.41*#	International Assignment Letter with Stephen P. McGill, effective July 1, 2016 - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.42*#
Separation Agreement entered into between Aon Corporation and Stephen McGill, dated January 24, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.43*#	International Assignment Letter with Peter Lieb, effective July 1, 2016 - incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.44*#
Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.45*#
Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.46*#
Amended and Restated Employment Agreement, dated as of February 24, 2015, by and between Aon Corporation and Kristi Savacool - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.47*#
Transition and Separation Agreement entered into between Aon Corporation and Kristi Savacool, dated April 25, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on 10-Q for the quarter ended June 30, 2017.

10.48*#	Employment Letter with Michael O’Connor effective March 1, 2018, incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2018.

10.49*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Michael O’Connor, - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.50*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen- incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.51*#	Aon Deferred Compensation Plan, as amended and restated November 16, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.52*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.53*#	Second Amendment to the Aon Deferred Compensation Plan, effective April 19, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.54*#	Aon plc Global Share Purchase Plan effective July 1, 2013, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2013, filed on April 1, 2013.

10.55*#
First Amendment to the Aon plc Global Share Purchase Plan, effective November 17, 2017 - incorporated by reference to Exhibit 10.49 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.56*#	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.57*#	Aon Supplemental Savings Plan, Amended and Restated Effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.58*#
First Amendment to the Aon Supplemental Savings Plan, Amended and Restated effective January 1, 2017, effective March 30, 2017, incorporated by reference to Exhibit 52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 19, 2019
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 19, 2019
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 19, 2019
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 19, 2019
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 19, 2019
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 19, 2019
J. Michael Losh

/s/ RICHARD B. MYERS	Director	February 19, 2019
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 19, 2019
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 19, 2019
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 19, 2019
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 19, 2019
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 19, 2019
Michael Neller