Form 10-Q
period 2019-03-31
Aon plc
filed 2019-04-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of April 25, 2019:  240,521,662

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions, except per share data)	March 31, 2019	March 31, 2018
Revenue
Total revenue	$3,143	$3,090
Expenses
Compensation and benefits	1,584	1,616
Information technology	117	115
Premises	87	93
Depreciation of fixed assets	40	39
Amortization and impairment of intangible assets	97	110
Other general expenses	346	318
Total operating expenses	2,271	2,291
Operating income	872	799
Interest income	2	4
Interest expense	(72)	(70)
Other income (expense)	—	(15)
Income from continuing operations before income taxes	802	718
Income taxes	126	114
Net income from continuing operations	676	604
Net income from discontinued operations	—	6
Net income	676	610
Less: Net income attributable to noncontrolling interests	17	16
Net income attributable to Aon shareholders	$659	$594

Basic net income per share attributable to Aon shareholders
Continuing operations	$2.72	$2.37
Discontinued operations	—	0.02
Net income	$2.72	$2.39
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.70	$2.35
Discontinued operations	—	0.02
Net income	$2.70	$2.37
Weighted average ordinary shares outstanding - basic	242.2	248.5
Weighted average ordinary shares outstanding - diluted	243.7	250.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(millions)	March 31, 2019	March 31, 2018
Net income	$676	$610
Less: Net income attributable to noncontrolling interests	17	16
Net income attributable to Aon shareholders	659	594
Other comprehensive income, net of tax:
Change in fair value of financial instruments	7	14
Foreign currency translation adjustments	133	247
Postretirement benefit obligation	31	48
Total other comprehensive income	171	309
Less: Other comprehensive income attributable to noncontrolling interests	2	3
Total other comprehensive income attributable to Aon shareholders	169	306
Comprehensive income attributable to Aon shareholders	$828	$900
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$600	$656
Short-term investments	134	172
Receivables, net	3,242	2,760
Fiduciary assets	11,412	10,166
Other current assets	531	618
Total current assets	15,919	14,372
Goodwill	8,219	8,171
Intangible assets, net	1,077	1,149
Fixed assets, net	606	588
Operating lease right-of-use assets	993	—
Deferred tax assets	588	561
Prepaid pension	1,224	1,133
Other non-current assets	509	448
Total assets	$29,135	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,479	$1,943
Short-term debt and current portion of long-term debt	426	251
Fiduciary liabilities	11,412	10,166
Other current liabilities	1,220	936
Total current liabilities	14,537	13,296
Long-term debt	5,990	5,993
Non-current operating lease liabilities	978	—
Deferred tax liabilities	205	181
Pension, other postretirement, and postemployment liabilities	1,590	1,636
Other non-current liabilities	973	1,097
Total liabilities	24,273	22,203

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2019 - 240.9; 2018 - 240.1)	2	2
Additional paid-in capital	5,958	5,965
Retained earnings	2,555	2,093
Accumulated other comprehensive loss	(3,740)	(3,909)
Total Aon shareholders' equity	4,775	4,151
Noncontrolling interests	87	68
Total equity	4,862	4,219
Total liabilities and equity	$29,135	$26,422
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	$5,960	$2,555	$(3,740)	$87	$4,862

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2018	247.6	$5,777	$2,795	$(3,497)	$65	$5,140
Net income	—	—	594	—	16	610
Shares issued - employee stock compensation plans	1.5	(109)	—	—	—	(109)
Shares purchased	(3.9)	—	(553)	—	—	(553)
Share-based compensation expense	—	77	—	—	—	77
Dividends to shareholders ($0.36 per share)	—	—	(89)	—	—	(89)
Net change in fair value of financial instruments	—	—	—	14	—	14
Net foreign currency translation adjustments	—	—	—	244	3	247
Net postretirement benefit obligation	—	—	—	48	—	48
Balance at March 31, 2018	245.2	$5,745	$2,747	$(3,191)	$84	$5,385
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(millions)	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net income	$676	$610
Less: Net income from discontinued operations	—	6
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(4)	1
Depreciation of fixed assets	40	39
Amortization and impairment of intangible assets	97	110
Share-based compensation expense	89	77
Deferred income taxes	(25)	26
Change in assets and liabilities:
Fiduciary receivables	(609)	(605)
Short-term investments — funds held on behalf of clients	(541)	(195)
Fiduciary liabilities	1,150	800
Receivables, net	(458)	(269)
Accounts payable and accrued liabilities	(454)	(439)
Restructuring reserves	(25)	(24)
Current income taxes	118	30
Pension, other postretirement and postemployment liabilities	(54)	(53)
Other assets and liabilities	74	38
Cash provided by operating activities	74	140
Cash flows from investing activities
Proceeds from investments	12	17
Payments for investments	(14)	(11)
Net sales of short-term investments — non-fiduciary	41	415
Acquisition of businesses, net of cash acquired	(15)	(29)
Sale of businesses, net of cash sold	6	(1)
Capital expenditures	(57)	(45)
Cash provided by (used for) investing activities	(27)	346
Cash flows from financing activities
Share repurchase	(100)	(569)
Issuance of shares for employee benefit plans	(98)	(109)
Issuance of debt	871	808
Repayment of debt	(694)	(704)
Cash dividends to shareholders	(96)	(89)
Noncontrolling interests and other financing activities	(23)	—
Cash used for financing activities	(140)	(663)
Effect of exchange rates on cash and cash equivalents	37	18
Net decrease in cash and cash equivalents	(56)	(159)
Cash and cash equivalents at beginning of period	656	756
Cash and cash equivalents at end of period	$600	$597
Supplemental disclosures:
Interest paid	$27	$58
Income taxes paid, net of refunds	$33	$58

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
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2019.
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
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allowed a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance was effective for the Company in the first quarter of 2019. There was no impact on the net income of the Company as Aon did not elect to reclassify stranded tax effects on the Condensed Consolidated Statement of Financial Position. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amended its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminated the requirement to separately measure and report hedge ineffectiveness and required the effect of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance was effective for Aon in the first quarter of 2019 and the Company adopted it on a modified retrospective basis with no cumulative effect adjustment to accumulated other comprehensive income or corresponding adjustment to Retained earnings. Changes to the Condensed Consolidated Statement of Income and financial statement disclosures were applied prospectively. Under the new guidance, gains or losses on derivative hedges are recognized in revenue as compared to other income (expense) under the previous guidance. The adoption of this guidance had no impact on the net income of the Company.
Leases
In February 2016, the FASB issued a new accounting standard on leases, which requires lessees to recognize assets and liabilities for most leases. Under the new standard, a lessee is required to recognize in the Consolidated Statements of Financial Position, liabilities to make future lease payments and right-of-use (“ROU”) assets representing its right to use the underlying assets for the lease term. The recognition, measurement, timing, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP.

The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach for all leases existing at, or entered into after, the period of adoption. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the notes to the financial statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Condensed Consolidated Statement of Financial Position.
The modified retrospective approach includes several optional practical expedients available that entities may elect to apply upon transition. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. In addition, the Company elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. Lastly, the Company did not elect the practical expedient related to hindsight analysis which allows a lessee to use hindsight in determining the lease term and in assessing impairment of the entity’s ROU assets.
The Company has made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Condensed Consolidated Statements of Financial Position. However, the Company will recognize these lease payments in the Condensed Consolidated Statements of Income on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. The Company has chosen to apply this accounting policy across all classes of underlying assets. Additionally, upon adoption, the Company utilized a discount rate to determine the present value of the lease payments based on information available as of January 1, 2019.
Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Upon adoption, the Company recognized ROU assets and lease liabilities of $1.1 billion and $1.3 billion, respectively. The standard had an insignificant impact on the Condensed Consolidated Statements of Income and no impact on the Condensed Consolidated Statements of Cash Flows. Refer to Note 20 “Lease Commitments” for further information including significant assumptions and judgments made.

As a result of applying the modified retrospective approach to adopt the new leasing standard, the following adjustments were made to the Condensed Consolidated Statements of Financial Position as of January 1, 2019 (in millions):

	December 31, 2018		January 1, 2019
	As Reported	Adjustments	As Adjusted
Assets
Operating lease right-of-use assets	$—	$1,021	$1,021
Other non-current assets	$448	$78	$526

Liabilities
Other current liabilities	$936	$219	$1,155
Non-current operating lease liabilities	$—	$1,014	$1,014
Other non-current liabilities	$1,097	$(134)	$963

Accounting Standards Issued But Not Yet Adopted
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The guidance is effective for Aon in the first quarter of 2021 with early adoption permitted and will be applied retrospectively. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.

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
Credit Losses
In June 2016, the FASB issued a new accounting standard on the measurement of credit losses on financial instruments. The new standard replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new standard through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The standard is effective for Aon in the first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its Financial Statements and the period of adoption.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31
	2019	2018
Commercial Risk Solutions	$1,118	$1,184
Reinsurance Solutions	788	742
Retirement Solutions	420	424
Health Solutions	486	451
Data & Analytic Services	336	294
Elimination	(5)	(5)
Total revenue	$3,143	$3,090

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31
	2019	2018
United States	$1,161	$1,116
Americas other than United States	226	237
United Kingdom	452	484
Europe, Middle East, & Africa other than United Kingdom	1,009	979
Asia Pacific	295	274
Total revenue	$3,143	$3,090

Contract Costs

An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Balance at beginning of period	$329	$298
Additions	346	1,504
Amortization	(439)	(1,465)
Impairment	—	—
Foreign currency translation and other	—	(8)
Balance at end of period	$236	$329

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Balance at beginning of period	$156	$145
Additions	9	53
Amortization	(11)	(41)
Impairment	—	—
Foreign currency translation and other	1	(1)
Balance at end of period	$155	$156

4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At March 31, 2019, Cash and cash equivalents and Short-term investments were $734 million compared to $828 million at December 31, 2018, a decrease of $94 million. Of the total balances, $140 million and $91 million were restricted as to their use at March 31, 2019 and December 31, 2018, respectively. Included within Cash and cash equivalents as of March 31, 2019, was $48 million of pledged cash, which was released on April 1, 2019. Included within Short-term investments as of March 31, 2019 and December 31, 2018 was £42.7 million ($56.4 million at March 31, 2019 exchange rates and $53.9 million at December 31, 2018 exchange rates) of operating funds required to be held by the Company in the United Kingdom (the “U.K.”) by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31
	2019	2018
Foreign currency remeasurement	$(11)	$(16)
Disposal of business	5	(1)
Pension and other postretirement	4	2
Equity earnings	1	1
Financial instruments	1	—
Other	—	(1)
Total	$—	$(15)

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31
	2019	2018
Balance at beginning of period	$64	$59
Provision charged to Other general expenses	8	8
Accounts written off, net of recoveries	(8)	(3)
Foreign currency translation and other	—	1
Balance at end of period	$64	$65

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Costs to fulfill contracts with customers (1)	$236	$329
Prepaid expenses	108	97
Taxes receivable	81	113
Other (2)	106	79
Total	$531	$618

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	December 31, 2018 includes $12 million previously classified as “Receivables from the Divested Business”.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Costs to obtain contracts with customers (1)	$155	$156
Taxes receivable	99	100
Leases (2)	70	—
Investments	55	54
Other	130	138
Total	$509	$448

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Refer to Note 20 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Deferred revenue (1)	$305	$251
Leases (2)	241	—
Taxes payable	158	83
Other	516	602
Total	$1,220	$936

(1)	During the Three Months Ended March 31, 2019, and twelve months ended December 31, 2018, $134 million and $487 million, respectively, was recognized in the Condensed Consolidated Statement of Income.

(2)	Refer to Note 20 “Lease Commitments” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2019	December 31, 2018
Taxes payable (1)	$596	$585
Leases	50	169
Deferred revenue	60	65
Compensation and benefits	44	56
Other	223	222
Total	$973	$1,097

(1) Includes $238 million and $240 million for the non-current portion of the Transition Tax as of March 31, 2019 and December 31, 2018, respectively.
6. Discontinued Operations
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
The financial results of the Divested Business for the three months ended March 31, 2019 and 2018 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three Months Ended March 31
	2019	2018
Expenses
Total operating expenses	$—	$3
Loss from discontinued operations before income taxes	—	(3)
Income tax benefit	—	(1)
Net loss from discontinued operations excluding gain	—	(2)
Gain on sale of discontinued operations, net of tax	—	8
Net income from discontinued operations	$—	$6

There were no Cash and cash equivalents of discontinued operations at March 31, 2019. Total proceeds received for the sale of the divested business and taxes paid as a result of the sale are recognized on the Condensed Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.
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
From the inception of the Restructuring Plan through March 31, 2019, the Company has eliminated 4,491 positions and incurred total expenses of $1,073 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through March 31, 2019 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended March 31, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$24	$438	$12	$450
Technology rationalization (2)	11	91	39	130
Lease consolidation (2)	9	45	20	65
Asset impairments	—	39	11	50
Other costs associated with restructuring and separation (2) (3)	47	460	70	530
Total restructuring and related expenses	$91	$1,073	$152	$1,225

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended March 31, 2019 were $1 million, $9 million, and $2 million; and since inception of the Restructuring Plan were, respectively, $7 million, $42 million, and $90 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $95 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of March 31, 2019 are as follows (in millions):

Balance as of December 31, 2018	$201
Expensed	88
Cash payments	(113)
Foreign currency translation	(1)
Balance as of March 31, 2019	$175

8. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one acquisition during the three months ended March 31, 2019 and eight acquisitions during the twelve months ended December 31, 2018. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Three Months Ended March 31, 2019
Consideration Transferred	$17
Deferred and contingent consideration	5
Aggregate consideration transferred	$22

Assets acquired
Cash and cash equivalents	$2
Goodwill	15
Intangible assets, net	9
Other assets	4
Total assets acquired	30
Liabilities assumed
Current liabilities	6
Other non-current liabilities	2
Total liabilities assumed	8
Net assets acquired	$22

The results of operations of these acquisitions are included in the Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2019 Acquisitions
On January 1, 2019, the Company completed the transaction to acquire Chapka Assurances SAS based in France.
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

Completed Dispositions
The Company completed one disposition during the three months ended March 31, 2019. The Company completed no dispositions during the three months ended March 31, 2018.
Total pretax gain, net of losses, for the three months ended March 31, 2019 was $5 million. Total pretax losses recognized for the three months ended March 31, 2018 was $1 million. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2019 are as follows (in millions):

Balance as of December 31, 2018	$8,171
Goodwill related to current year acquisitions	15
Goodwill related to disposals	(1)
Goodwill related to prior year acquisitions	1
Foreign currency translation and other	33
Balance as of March 31, 2019	$8,219

Other intangible assets by asset class are as follows (in millions):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,282	$1,501	$781	$2,240	$1,444	$796
Tradenames	1,030	795	235	1,027	740	287
Technology and other	391	330	61	391	325	66
Total	$3,703	$2,626	$1,077	$3,658	$2,509	$1,149

The estimated future amortization for finite lived intangible assets as of March 31, 2019 is as follows (in millions):

Remainder of 2019	$311
2020	217
2021	128
2022	85
2023	73
2024	56
Thereafter	207
Total	$1,077

10. Debt
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
Revolving Credit Facilities
As of March 31, 2019, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency United States (“U.S.”) credit facility expiring in February 2022 and its $400 million multi-currency U.S. credit facility expiring in October 2022 (collectively, the “2022 Facilities”).

Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2019, Aon did not have borrowings under the 2022 Facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended March 31, 2019.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at March 31, 2019. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European multi-currency commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	March 31, 2019	December 31, 2018
Commercial paper outstanding	$423	$250

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31
	2019	2018
Weighted average commercial paper outstanding	$323	$125
Weighted average interest rate of commercial paper outstanding	0.49%	(0.50)%

11. Income Taxes
The effective tax rate on net income from continuing operations was 15.7% for the three months ended March 31, 2019. The effective tax rate on net income from continuing operations was 15.9% for the three months ended March 31, 2018.
For the three months ended March 31, 2019, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of shared-based payments. For the three months ended March 31, 2018, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including the impact of share-based payments and a decrease in uncertain tax positions related to the statute of limitations expiration following an audit.

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

The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended March 31
	2019	2018
Shares repurchased	0.6	3.9
Average price per share	$161.16	$140.94
Costs recorded to retained earnings:
Total repurchase cost	$100	$550
Additional associated costs	1	3
Total costs recorded to retained earnings	$101	$553

At March 31, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $3.9 billion. Under the Repurchase Program, the Company has repurchased a total of 118.9 million shares for an aggregate cost of approximately $11.1 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31
	2019	2018
Basic weighted average ordinary shares outstanding	242.2	248.5
Dilutive effect of potentially issuable shares	1.5	1.7
Diluted weighted average ordinary shares outstanding	243.7	250.2

Potentially issuable shares are not included in the computation of diluted net income per share if its inclusion would be antidilutive. There were 0.1 million shares excluded from the calculation for the three months ended March 31, 2019 and March 31, 2018.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income before reclassifications, net	4	131	11	146
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	26	31
Tax expense	(2)	—	(6)	(8)
Amounts reclassified from accumulated other comprehensive income, net	3	—	20	23
Net current period other comprehensive income	7	131	31	169
Balance at March 31, 2019	$(8)	$(1,188)	$(2,544)	$(3,740)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits. Refer to Note 15 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense).

13. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s material U.K., U.S., and other significant international pension plans located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31
	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Interest cost	$28	$29	$27	$25	$7	$7
Expected return on plan assets, net of administration expenses	(49)	(51)	(34)	(36)	(10)	(12)
Amortization of prior-service cost	1	—	1	—	—	—
Amortization of net actuarial loss	7	8	13	15	3	3
Net periodic (benefit) cost	(13)	(14)	7	4	—	(2)
Loss on pension settlement	—	7	—	—	—	—
Total net periodic (benefit) cost	$(13)	$(7)	$7	$4	$—	$(2)

In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during 2018. For the three months ended March 31, 2018, lump sum payments from plan assets of £48 million ($68 million using March 31, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the first quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £44 million ($63 million using March 31, 2018 exchange rates), as well as a non-cash settlement charge of £5 million ($7 million using average March 31, 2018 exchange rates) in the first quarter of 2018.
Contributions
The Company expects to make cash contributions of approximately $80 million, $46 million, and $19 million, based on exchange rates as of December 31, 2018, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2019. During the three months ended March 31, 2019, cash contributions of $23 million, $17 million, and $7 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
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
14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended March 31
	2019	2018
Restricted share units (“RSUs”)	$63	$58
Performance share awards (“PSAs”)	23	16
Employee share purchase plans	3	3
Total share-based compensation expense	$89	$77

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

The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	2019		2018
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	4,208	$120	4,849	$104
Granted	517	$170	505	$144
Vested	(677)	$117	(806)	$101
Forfeited	(41)	$121	(63)	$105
Non-vested at end of period	4,007	$127	4,485	$109

(1)	Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $366 million as of March 31, 2019, with a remaining weighted average amortization period of approximately 2 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2019 and the years ended December 31, 2018 and 2017, respectively (shares in thousands and dollars in millions, except fair value):

	March 31, 2019	December 31, 2018	December 31, 2017
Target PSAs granted during period	467	564	548
Weighted average fair value per share at date of grant	$165	$134	$114
Number of shares that would be issued based on current performance levels	467	838	1,067
Unamortized expense, based on current performance levels	$77	$70	$32

15. Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers or other transactions denominated in a currency that differs from its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than 2 years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to economically hedge the currency exposure of the Company’s global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 30-day basis, but may be for up to 1 year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income (expense) in the Condensed Consolidated Statements of Income.
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Foreign exchange contracts
Accounted for as hedges	$565	$646	$20	$17	$1	$2
Not accounted for as hedges (3)	321	269	—	1	—	6
Total	$886	$915	$20	$18	$1	$8

(1)
Included within Other current assets ($6 million at March 31, 2019 and $3 million at December 31, 2018) or Other non-current assets ($14 million at March 31, 2019 and $15 million at December 31, 2018).

(2)	Included within Other current liabilities ($1 million at March 31, 2019 and $5 million at December 31, 2018) or Other non-current liabilities ($3 million at December 31, 2018).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Financial Statements are as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Gain (Loss) recognized in Accumulated other comprehensive loss	$4	$14

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Compensation and benefits	$—	$1
Other general expenses	—	(1)
Interest expense	(1)	(1)
Revenue (1)	(4)	—
Other income (expense) (1)	—	(3)
Total	$(5)	$(4)

(1)
With the adoption of new derivative guidance in 2019, gains (losses) on derivatives accounted for as hedges are recognized in Total revenue in the Company’s Condensed Consolidated Statements of Income rather than Other income (expense). Refer to Note 2 “Accounting Principles and Practices” for additional details.

The Company estimates that approximately $10 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified in to earnings in the next twelve months.
During the three months ended March 31, 2019, the Company recorded a gain of $5 million in Other income (expense) for foreign exchange derivatives not accounted for as hedges. During the three months ended March 31, 2018, the Company recorded a gain of $9 million in Other income (expense) for foreign exchange derivatives not accounted for as hedges.

Net Investments in Foreign Operations Risk Management
The Company uses non-derivative financial instruments to protect the value of its investments in a number of foreign subsidiaries. The Company has designated a portion of its euro-denominated commercial paper issuances as a non-derivative hedge of the foreign currency exposure of a net investment in its European operations. The change in fair value of the designated portion of the euro-denominated commercial paper due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustment, a component of Accumulated other comprehensive loss, to the extent it is effective as a hedge. The foreign currency translation adjustment of the hedged net investments is also recorded in Accumulated other comprehensive loss. Ineffective portions of net investment hedges, if any, are reclassified from Accumulated other comprehensive loss into earnings during the period of change.
As of March 31, 2019, the Company has €220 million ($248 million at March 31, 2019 exchange rates) of outstanding euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of March 31, 2019, the unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $23 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three months ended March 31, 2019 and 2018.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,979	$1,979	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$25	$—	$25	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$6	$—	$6	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,759	$1,759	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the three months ended March 31, 2019 or 2018. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the three months ended March 31, 2019 or 2018, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$5,990	$6,344	$5,993	$6,159

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
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible, that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.1 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($59 million at March 31, 2019 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($92 million at March 31, 2019 exchange rates). In February 2018, the claimants instructed new lawyers and added their previous lawyers as defendants to the Aon lawsuit. Claimants have alleged that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High Court and Court of Appeal proceedings. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand. LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010 to June 30, 2011. LPC contends that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes. LPC claims damages of approximately NZD 184 million ($127 million at March 31, 2019 exchange rates) plus interest and costs. In April 2019, the case was settled with no admission of liability on the part of Aon. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($365 million at March 31, 2019 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of March 31, 2019, the undiscounted maximum potential future payments under the lease guarantee is $81 million, with an estimated fair value of $16 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2019.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2019, the undiscounted maximum potential future payments under the performance guarantees were $179 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2019.

Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $92 million at March 31, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $76 million at March 31, 2019 compared to $103 million at December 31, 2018.
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
19. Guarantee of Registered Securities
As described in Note 17 “Claims, Lawsuits, and Other Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corporation Notes”). Additionally, Aon plc has guaranteed the obligations of Aon Corporation arising under the 4.50% Senior Notes due 2028. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corporation Notes.
In addition, Aon Corporation entered into an agreement pursuant to which it guaranteed the obligations of Aon plc arising under the 4.25% Notes due 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027, and has also guaranteed the obligations of Aon plc arising under the 4.45% Notes due 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
In the forth quarter of 2018, Aon plc obtained direct ownership in two subsidiaries that were previously indirectly owned by Aon Corporation. In the first quarter of 2019, Aon Corporation obtained indirect ownership of subsidiaries that were previously indirectly owned by Aon plc. The financial results of both subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has retrospectively reflected the impact of these transactions on the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the periods ended March 31, 2018 and the Condensed Consolidated Statement of Financial Position as of December 31, 2018.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, Condensed Consolidating Statements of Financial Position as of March 31, 2019 and December 31, 2018, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 in accordance with Rule 3-10 of Regulation S-X. The Condensed Consolidating Financial

Information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the Other Non-Guarantor Subsidiaries. The Condensed Consolidating Financial Statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$3,143	$—	$3,143
Expenses
Compensation and benefits	20	8	1,556	—	1,584
Information technology	—	—	117	—	117
Premises	—	4	83	—	87
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	97	—	97
Other general expenses (income)	—	(4)	350	—	346
Total operating expenses	20	8	2,243	—	2,271
Operating income (loss)	(20)	(8)	900	—	872
Interest income	—	9	—	(7)	2
Interest expense	(46)	(28)	(5)	7	(72)
Intercompany interest income (expense)	4	(116)	112	—	—
Intercompany other income (expense)	31	(99)	68	—	—
Other income (expense)	5	(11)	8	(2)	—
Income (loss) from continuing operations before income taxes	(26)	(253)	1,083	(2)	802
Income tax expense (benefit)	(5)	(42)	173	—	126
Net income (loss) from continuing operations	(21)	(211)	910	(2)	676
Net income from discontinued operations	—	—	—	—	—
Net income (loss) before equity in earnings of subsidiaries	(21)	(211)	910	(2)	676
Equity in earnings of subsidiaries	682	724	513	(1,919)	—
Net income	661	513	1,423	(1,921)	676
Less: Net income attributable to noncontrolling interests	—	—	17	—	17
Net income attributable to Aon shareholders	$661	$513	$1,406	$(1,921)	$659

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$3,090	$—	$3,090
Expenses
Compensation and benefits	19	1	1,596	—	1,616
Information technology	—	—	115	—	115
Premises	—	—	93	—	93
Depreciation of fixed assets	—	—	39	—	39
Amortization and impairment of intangible assets	—	—	110	—	110
Other general expenses (income)	1	—	317	—	318
Total operating expenses	20	1	2,270	—	2,291
Operating income (loss)	(20)	(1)	820	—	799
Interest income	—	14	—	(10)	4
Interest expense	(49)	(24)	(7)	10	(70)
Intercompany interest income (expense)	4	(128)	124	—	—
Intercompany other income (expense)	(53)	(5)	58	—	—
Other income (expense)	(25)	(6)	13	3	(15)
Income (loss) from continuing operations before income taxes	(143)	(150)	1,008	3	718
Income tax expense (benefit)	(16)	(27)	157	—	114
Net income (loss) from continuing operations	(127)	(123)	851	3	604
Net income from discontinued operations	—	—	6	—	6
Net income (loss) before equity in earnings of subsidiaries	(127)	(123)	857	3	610
Equity in earnings of subsidiaries	718	705	582	(2,005)	—
Net income	591	582	1,439	(2,002)	610
Less: Net income attributable to noncontrolling interests	—	—	16	—	16
Net income attributable to Aon shareholders	$591	$582	$1,423	$(2,002)	$594

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$661	$513	$1,423	$(1,921)	$676
Less: Net income attributable to noncontrolling interests	—	—	17	—	17
Net income attributable to Aon shareholders	661	513	1,406	(1,921)	659
Other comprehensive income, net of tax:
Change in fair value of financial instruments	—	2	5	—	7
Foreign currency translation adjustments	—	—	131	2	133
Postretirement benefit obligation	—	22	9	—	31
Total other comprehensive income	—	24	145	2	171
Equity in other comprehensive income of subsidiaries, net of tax	167	115	139	(421)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	2	—	2
Total other comprehensive income attributable to Aon shareholders	167	139	282	(419)	169
Comprehensive income attributable to Aon shareholders	$828	$652	$1,688	$(2,340)	$828
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$591	$582	$1,439	$(2,002)	$610
Less: Net income attributable to noncontrolling interests	—	—	16	—	16
Net income attributable to Aon shareholders	591	582	1,423	(2,002)	594
Other comprehensive income, net of tax:
Change in fair value of financial instruments	—	3	11	—	14
Foreign currency translation adjustments	—	—	250	(3)	247
Postretirement benefit obligation	—	11	37	—	48
Total other comprehensive income	—	14	298	(3)	309
Equity in other comprehensive income of subsidiaries, net of tax	309	285	299	(893)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	3	—	3
Total other comprehensive income attributable to Aon shareholders	309	299	594	(896)	306
Comprehensive income attributable to Aon shareholders	$900	$881	$2,017	$(2,898)	$900

Condensed Consolidating Statement of Financial Position

	As of March 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$746	$563	$(709)	$600
Short-term investments	—	47	87	—	134
Receivables, net	—	—	3,242	—	3,242
Fiduciary assets	—	—	11,412	—	11,412
Current intercompany receivables	166	2,277	12,154	(14,597)	—
Other current assets	—	10	521	—	531
Total current assets	166	3,080	27,979	(15,306)	15,919
Goodwill	—	—	8,219	—	8,219
Intangible assets, net	—	—	1,077	—	1,077
Fixed assets, net	—	—	606	—	606
Operating lease right-of-use assets	—	114	879	—	993
Deferred tax assets	94	488	150	(144)	588
Prepaid pension	—	5	1,219	—	1,224
Non-current intercompany receivables	401	262	7,202	(7,865)	—
Other non-current assets	1	30	478	—	509
Investment in subsidiary	9,283	19,919	(355)	(28,847)	—
Total assets	$9,945	$23,898	$47,454	$(52,162)	$29,135

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$351	$75	$1,762	$(709)	$1,479
Short-term debt and current portion of long-term debt	248	175	3	—	426
Fiduciary liabilities	—	—	11,412	—	11,412
Current intercompany payables	339	13,283	975	(14,597)	—
Other current liabilities	—	81	1,139	—	1,220
Total current liabilities	938	13,614	15,291	(15,306)	14,537
Long-term debt	4,228	1,762	—	—	5,990
Non-current operating lease liabilities	—	153	825	—	978
Deferred tax liabilities	—	—	349	(144)	205
Pension, other postretirement and postemployment liabilities	—	1,241	349	—	1,590
Non-current intercompany payables	—	7,368	497	(7,865)	—
Other non-current liabilities	4	115	854	—	973
Total liabilities	5,170	24,253	18,165	(23,315)	24,273

Equity
Total Aon shareholders’ equity	4,775	(355)	29,202	(28,847)	4,775
Noncontrolling interests	—	—	87	—	87
Total equity	4,775	(355)	29,289	(28,847)	4,862
Total liabilities and equity	$9,945	$23,898	$47,454	$(52,162)	$29,135

Condensed Consolidating Statement of Financial Position

	As of December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$862	$575	$(781)	$656
Short-term investments	—	56	116	—	172
Receivables, net	—	—	2,760	—	2,760
Fiduciary assets	—	—	10,166	—	10,166
Current intercompany receivables	191	897	11,634	(12,722)	—
Other current assets	—	16	602	—	618
Total current assets	191	1,831	25,853	(13,503)	14,372
Goodwill	—	—	8,171	—	8,171
Intangible assets, net	—	—	1,149	—	1,149
Fixed assets, net	—	—	588	—	588
Operating lease right-of-use assets	—	—	—	—	—
Deferred tax assets	94	467	144	(144)	561
Prepaid pension	—	5	1,128	—	1,133
Non-current intercompany receivables	403	261	7,225	(7,889)	—
Other non-current assets	1	30	417	—	448
Investment in subsidiary	8,433	19,132	(882)	(26,683)	—
Total assets	$9,122	$21,726	$43,793	$(48,219)	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$274	$70	$2,380	$(781)	$1,943
Short-term debt and current portion of long-term debt	250	—	1	—	251
Fiduciary liabilities	—	—	10,166	—	10,166
Current intercompany payables	213	11,875	634	(12,722)	—
Other current liabilities	—	69	867	—	936
Total current liabilities	737	12,014	14,048	(13,503)	13,296
Long-term debt	4,231	1,762	—	—	5,993
Non-current operating lease liabilities	—	—	—	—	—
Deferred tax liabilities	—	—	325	(144)	181
Pension, other postretirement and postemployment liabilities	—	1,275	361	—	1,636
Non-current intercompany payables	—	7,390	499	(7,889)	—
Other non-current liabilities	3	167	927	—	1,097
Total liabilities	4,971	22,608	16,160	(21,536)	22,203

Equity
Total Aon shareholders’ equity	4,151	(882)	27,565	(26,683)	4,151
Noncontrolling interests	—	—	68	—	68
Total equity	4,151	(882)	27,633	(26,683)	4,219
Total liabilities and equity	$9,122	$21,726	$43,793	$(48,219)	$26,422

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$(11)	$(34)	$179	$(60)	$74

Cash flows from investing activities
Proceeds from investments	—	8	4	—	12
Payments for investments	—	(9)	(5)	—	(14)
Net sales of short-term investments - non-fiduciary	—	9	32	—	41
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Sale of businesses, net of cash sold	—	—	6	—	6
Capital expenditures	—	—	(57)	—	(57)
Cash provided by (used for) investing activities	—	8	(35)	—	(27)

Cash flows from financing activities
Share repurchase	(100)	—	—	—	(100)
Advances from (to) affiliates	305	(265)	(172)	132	—
Issuance of shares for employee benefit plans	(98)	—	—	—	(98)
Issuance of debt	384	485	2	—	871
Repayment of debt	(384)	(310)	—	—	(694)
Cash dividends to shareholders	(96)	—	—	—	(96)
Noncontrolling interests and other financing activities	—	—	(23)	—	(23)
Cash provided by (used for) financing activities	11	(90)	(193)	132	(140)

Effect of exchange rate changes on cash and cash equivalents	—	—	37	—	37
Net increase (decrease) in cash and cash equivalents	—	(116)	(12)	72	(56)
Cash and cash equivalents at beginning of period	—	862	575	(781)	656
Cash and cash equivalents at end of period	$—	$746	$563	$(709)	$600

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$(21)	$626	$277	$(742)	$140

Cash flows from investing activities
Proceeds from investments	—	10	7	—	17
Payments for investments	(1)	(5)	(6)	1	(11)
Net sales of short-term investments - non-fiduciary	—	355	60	—	415
Acquisition of businesses, net of cash acquired	—	—	(29)	—	(29)
Sale of businesses, net of cash sold	—	—	(1)	—	(1)
Capital expenditures	—	—	(45)	—	(45)
Cash provided by (used for) investing activities	(1)	360	(14)	1	346

Cash flows from financing activities
Share repurchase	(569)	—	—	—	(569)
Advances from (to) affiliates	418	(933)	(142)	657	—
Issuance of shares for employee benefit plans	(109)	—	—	—	(109)
Issuance of debt	431	375	2	—	808
Repayment of debt	(61)	(349)	(294)	—	(704)
Cash dividends to shareholders	(89)	—	—	—	(89)
Noncontrolling interests and other financing activities	—	—	—	—	—
Cash provided by (used for) financing activities	21	(907)	(434)	657	(663)

Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	(1)	79	(153)	(84)	(159)
Cash and cash equivalents at beginning of period	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of period	$—	$2,603	$640	$(2,646)	$597

20. Lease Commitments
The Company leases office facilities, equipment, and automobiles under non-cancelable operating and finance leases. The Company’s lease obligations are primarily for the use of office space. The Company evaluates if a leasing arrangement exists upon inception of a contract. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Identified property, plant, or equipment may include a physically distinct portion of a larger asset, or a portion of an asset that represents substantially all of the capacity of the asset but is not physically distinct. In addition, the Company assesses whether a contract implicitly contains the right to control the use of a tangible asset that is not already owned. In addition, the Company subleases certain real estate properties to third parties, which consist of operating leases.
The Company’s leases expire at various dates and may contain renewal and expansion options. The Company’s leases do not typically contain termination options. The exercise of lease renewal and expansion options are at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. The Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
ROU assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. As stated in Note 2 “Accounting Principles and Practices”, the Company has elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration received in a contract as a single lease component.
A portion of the Company’s lease agreements include variable lease payments which are not recorded in the initial measurement of the lease liability and ROU asset balances. For real estate arrangements, base rental payments may be escalated according to annual changes in the Consumer Price Index (“CPI”). The escalated rental payments based on the estimated CPI at the lease commencement date are included within minimum rental payments; however, changes in CPI are considered variable in nature and are recognized as variable lease costs in the period in which the obligation is incurred. Additionally, real estate lease agreements may include other variable payments related to operating expenses charged by the landlord based on actual expenditures. Information technology equipment agreements may include variable payments based on usage of the equipment.
The Company utilizes discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. The Company uses an incremental borrowing rate based on factors such as the lease term and the economic environment the lease exists to determine the appropriate present value of future lease payments as the rate implicit in the lease is not always readily available. When determining the incremental borrowing rate, the Company considers the rate of interest it would pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.
Operating leases are included in Operating lease right-of-use assets, Other current liabilities, and Non-current operating lease liabilities on the Condensed Consolidated Statements of Financial Position. Finance leases are included in Other non-current assets, Other current liabilities, and Other non-current liabilities on the Condensed Consolidated Statements of Financial Position.
The classification of operating and finance lease asset and liability balances within the Condensed Consolidated Statements of Financial Position is as follows (in millions):

As of		March 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$993
Finance lease assets	Other non-current assets	70
Total lease assets		$1,063

Liabilities
Current lease liabilities
Operating	Other current liabilities	$214
Finance	Other current liabilities	27
Non-current lease liabilities
Operating	Non-current operating lease liabilities	978
Finance	Other non-current liabilities	50
Total lease liabilities		$1,269

The components of lease costs are as follows (in millions):

Three Months Ended March 31, 2019
Operating lease cost	$68
Finance lease cost
Amortization of leased assets	7
Interest on lease liabilities	1
Variable lease cost	6
Short-term lease cost (1)	1
Sublease income	(8)
Net lease cost	$75
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Maturity analysis of operating and financing leases as of March 31, 2019 are as follows (in millions):

	Operating	Finance	Less:
	Leases	Leases	Subleases	Total
Remainder of 2019	$206	$26	$(26)	$206
2020	244	27	(31)	240
2021	217	23	(31)	209
2022	192	2	(32)	162
2023	138	—	(14)	124
Thereafter	494	—	(4)	490
Total undiscounted future minimum lease payments	$1,491	$78	$(138)	$1,431
Less: Imputed interest	(161)	(1)	—	(162)
Present value of lease liabilities	$1,330	$77	$(138)	$1,269

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	8.0
Finance leases	2.7
Weighted average discount rate
Operating leases	3.3%
Finance leases	2.5%

Other cash and non-cash related activities are as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$52
ROU assets obtained in exchange for new operating lease liabilities	$26

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2019 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our first quarter of 2019 financial results from continuing operations:

•
For the first quarter of 2019, revenue increased 2%, or $53 million, to $3.1 billion compared to the prior year period due primarily to organic revenue growth of 6%, partially offset by a 4% unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”).

•
Operating expenses for the first quarter of 2019 were $2.3 billion, a decrease of $20 million compared to the prior year period. The decrease was due primarily to a $93 million favorable impact from foreign currency translation, $45 million of incremental savings related to restructuring and other operational improvement initiatives, and a $21 million decrease in expenses related to divestitures, net of acquisitions, partially offset by a $17 million increase in restructuring charges and an increase in expenses associated with 6% organic revenue growth.

•	Operating margin increased to 27.7% in the first quarter of 2019 from 25.9% in the prior year period. The underlying increase was driven by organic revenue growth of 6% and operational improvement.

•	Due to the factors set forth above, net income from continuing operations increased $72 million, or 12%, to $676 million for the first quarter of 2019 compared to the prior year period.

•	Diluted earnings per share from continuing operations was $2.70 per share for the first quarter of 2019 compared to $2.35 per share for the prior year period.

•
Cash flow provided by operating activities was $74 million for the first three months of 2019, a decrease of $66 million from the prior year period. Strong operational improvement and working capital improvements in payables were more than offset by approximately $85 million of net cash payments related to legacy litigation and $15 million of incremental cash restructuring charges.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the first quarter of 2019:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% for the first quarter of 2019, compared to 3% in the prior year period. Organic revenue growth for the quarter was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions and Commercial Risk Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 33.7% for the first quarter of 2019 compared to 31.8% in the prior year period. The increase in adjusted operating margin primarily reflects organic revenue growth of 6%, core operational improvement, and savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.31 per share for the first quarter of 2019, compared to $2.97 per share for the respective prior year period.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first three months of 2019 by $78 million, or 82%, from the prior year period, to $17 million, driven by a decrease of $66 million in cash flow from operations and a $12 million increase in capital expenditures, including investments in our operating model.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Total revenue	$3,143	$3,090
Expenses
Compensation and benefits	1,584	1,616
Information technology	117	115
Premises	87	93
Depreciation of fixed assets	40	39
Amortization and impairment of intangible assets	97	110
Other general expenses	346	318
Total operating expenses	2,271	2,291
Operating income	872	799
Interest income	2	4
Interest expense	(72)	(70)
Other income (expense)	—	(15)
Income from continuing operations before income taxes	802	718
Income taxes	126	114
Net income from continuing operations	676	604
Net income from discontinued operations	—	6
Net income	676	610
Less: Net income attributable to noncontrolling interests	17	16
Net income attributable to Aon shareholders	$659	$594
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.70	$2.35
Discontinued operations	—	0.02
Net income	$2.70	$2.37
Weighted average ordinary shares outstanding - diluted	243.7	250.2
Revenue
Total revenue increased by 2%, or $53 million, in the first quarter of 2019 compared to the first quarter of 2018. This change reflects organic revenue growth of 6%, partially offset by a 4% unfavorable impact from foreign currency translation.
Commercial Risk Solutions revenue decreased $66 million, or 6%, to $1,118 million in the first quarter of 2019, compared to $1,184 million in the first quarter of 2018. Organic revenue growth was 6% in the first quarter of 2019 compared to the prior year period, driven by growth across every major geography, highlighted by double-digit growth in Latin America and strong growth across North America and Asia. Results reflect strong global new business generation and management of the renewal book portfolio. In North America, double-digit new business generation was highlighted by strength in our transaction liability business in the U.S.
Reinsurance Solutions revenue increased $46 million, or 6%, to $788 million in the first quarter of 2019, compared to $742 million in the first quarter of 2018. Organic revenue growth was 9% in the first quarter of 2019 compared to the prior year period, driven by strong net new business generation globally in treaty, as well as double-digit growth globally in facultative placements and in capital markets transactions. In addition, market impact was modestly positive on results in the first quarter.
Retirement Solutions revenue decreased $4 million, or 1%, to $420 million in the first quarter of 2019, compared to $424 million in the first quarter of 2018. Organic revenue growth was 2% in the first quarter of 2019 compared to the prior year period, driven by solid growth in investment consulting, including double-digit growth in delegated investment management. Results also reflect modest growth in our actuarial retirement businesses globally, and growth across Performance, Rewards, and Assessment.
Health Solutions revenue increased $35 million, or 8%, to $486 million in the first quarter of 2019, compared to $451 million in the first quarter of 2018. Organic revenue growth was 5% in the first quarter of 2019 driven by solid growth globally in health and benefits brokerage, highlighted by particular strength internationally, including double-digit growth in China.
Data & Analytic Services revenue increased $42 million, or 14%, to $336 million in the first quarter of 2019, compared to $294 million in the first quarter of 2018. Organic revenue growth was 5% in the first quarter of 2019 compared to the prior year period, driven by growth globally across our Affinity business, with particular strength across both business and consumer solutions in the U.S. and EMEA.
Compensation and Benefits
Compensation and benefits decreased $32 million, or 2%, in the first quarter of 2019 compared to the first quarter of 2018. This decrease was primarily driven by a $69 million favorable impact from foreign currency translation and $48 million of incremental savings related to restructuring and other operational improvement initiatives, partially offset by an increase in expense associated with 6% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $2 million, or 2%, in the first quarter of 2019 compared to the first quarter of 2018. This increase was primarily driven by an increase in investments supporting growth initiatives and an increase in expense associated with 6% organic revenue growth.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $6 million, or 6%, in the first quarter of 2019 compared to the first quarter of 2018. This decrease was primarily driven by $5 million of incremental savings related to restructuring and other operational improvement initiatives and a $4 million favorable impact from foreign currency translation, partially offset by a $7 million increase in restructuring costs.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $1 million, or 3%, in the first quarter of 2019 compared to the first quarter of 2018.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $13 million, or 12%, in the first quarter of 2019 compared to the first quarter of 2018 due to a $6 million decrease related to divestitures, net of acquisitions, and a favorable impact from foreign currency translation.
Other General Expenses
Other general expenses in the first quarter of 2019 increased $28 million, or 9%, compared to the first quarter of 2018 due primarily to a $19 million increase in restructuring costs, a $9 million decrease in savings related to restructuring and other operational improvement initiatives, and an increase in expense associated with 6% organic revenue growth, partially offset by a $14 million favorable impact from foreign currency translation.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2019, Interest income was $2 million, compared to $4 million during the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $72 million for the three months ended March 31, 2019, an increase of $2 million, or 3%, from the first quarter of 2018.

Other Income (Expense)
Total other income (expense) was $0 million for the first quarter of 2019, compared to other expense of $15 million for the first quarter of 2018. Other income for the first quarter of 2019 primarily includes $11 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, offset by a $5 million gain on sale of certain businesses, $4 million of pension and other postretirement income, $1 million of gains on financial instruments and $1 million of equity earnings. Other expense of $15 million in the first quarter of 2018 primarily includes losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, partially offset by pension and other postretirement income.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the first quarter of 2019 was $802 million, a 12% increase from $718 million in the first quarter of 2018.
Income Taxes From Continuing Operations
The effective tax rates on net income from continuing operations were 15.7% and 15.9% for the first quarter of 2019 and 2018, respectively. For the three months ended March 31, 2019, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including the impact of share-based payments. For the three months ended March 31, 2018, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including the impact of share-based payments and the recognition of previously unrecognized tax benefits related to the statute of limitations expiration following an audit.
Net Income from Discontinued Operations
Net income from discontinued operations was $0 million, compared to net income of $6 million in the prior year period, due to the run-off of expenses related to the Divested Business.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2019 increased to $659 million, or $2.70 per diluted share, from $594 million, or $2.37 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended
	March 31, 2019	March 31, 2018	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$1,118	$1,184	(6)%	(5)%	—%	(7)%	6%
Reinsurance Solutions	788	742	6	(3)	—	—	9
Retirement Solutions	420	424	(1)	(4)	—	1	2
Health Solutions	486	451	8	(5)	—	8	5
Data & Analytic Services	336	294	14	(4)	—	13	5
Elimination	(5)	(5)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,143	$3,090	2%	(4)%	—%	—%	6%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)	Fiduciary investment income for the three months ended March 31, 2019 and 2018, respectively, was $19 million and $10 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue from continuing operations	$3,143	$3,090

Operating income from continuing operations - as reported	$872	$799
Amortization and impairment of intangible assets	97	110
Restructuring	91	74
Operating income from continuing operations - as adjusted	$1,060	$983

Operating margin from continuing operations - as reported	27.7%	25.9%
Operating margin from continuing operations - as adjusted	33.7%	31.8%

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$872	$188	$1,060
Interest income	2	—	2
Interest expense	(72)	—	(72)
Other income (expense)	—	—	—
Income before income taxes from continuing operations	802	188	990
Income taxes (2)	126	41	167
Net income from continuing operations	676	147	823
Net income from discontinued operations (3)	—	—	—
Net income	676	147	823
Less: Net income attributable to noncontrolling interests	17	—	17
Net income attributable to Aon shareholders	$659	$147	$806

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$2.70	$0.61	$3.31
Discontinued operations	—	—	—
Net income	$2.70	$0.61	$3.31

Weighted average ordinary shares outstanding - diluted	243.7	—	243.7
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	15.7%		16.9%
Discontinued Operations - U.S. GAAP	—%		—%

	Three Months Ended March 31, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$799	$184	$983
Interest income	4	—	4
Interest expense	(70)	—	(70)
Other income (expense) (1)	(15)	7	(8)
Income before income taxes from continuing operations	718	191	909
Income taxes (2)	114	36	150
Net income from continuing operations	604	155	759
Net income from discontinued operations (3)	6	(8)	(2)
Net income	610	147	757
Less: Net income attributable to noncontrolling interests	16	—	16
Net income attributable to Aon shareholders	$594	$147	$741

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$2.35	$0.62	$2.97
Discontinued operations	0.02	(0.03)	(0.01)
Net income	$2.37	$0.59	$2.96

Weighted average ordinary shares outstanding - diluted	250.2	—	250.2
Effective Tax Rates (3)
Continuing Operations - U.S. GAAP	15.9%		16.5%
Discontinued Operations - U.S. GAAP	17.2%		46.5%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $7 million for the three months ended March 31, 2018.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring plan expenses, accelerated tradename amortization, and non-cash pension settlement charges, which are adjusted at the related jurisdictional rate. In addition, tax expense excludes the tax impacts of payment of certain legacy litigation and enactment date impacts of the Tax Cuts and Jobs Act of 2017.

(3)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $8 million for the three months ended March 31, 2018. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale, as applicable.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported cash provided by operating activities is as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Provided by Operating Activities	$74	$140
Capital Expenditures Used for Operations	(57)	(45)
Free Cash Flow Provided By Operations	$17	$95
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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a $0.12 unfavorable impact on net income per diluted share during the three months ended March 31, 2019. Currency fluctuations had a $0.16 favorable impact on net income per diluted share during the three months ended March 31, 2018, when 2017 results were translated at 2018 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.13 on adjusted net income per diluted share during the three months ended March 31, 2019. Currency fluctuations had a favorable impact of $0.19 on adjusted net income per diluted share during the three months ended March 31, 2018, when 2017 results were translated at 2018 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
Competition and Markets Authority
The U.K.’s competition regulator, the Competition and Markets Authority (the “CMA”), conducted a market investigation into the supply and acquisition of investment consulting and fiduciary management services, including those offered by Aon and its competitors in the U.K., to assess whether any feature or combination of features in the target market prevents, restricts, or distorts competition. The CMA issued a final report on December 12, 2018. The CMA has drafted an order that sets out the details of the remedies outlined in the final report. This order is subject to public consultation. We do not anticipate the remedies to have a significant impact on the Company’s consolidated financial position or business.
Financial Conduct Authority
The FCA has been conducting a market study to assess how effectively competition is working in the wholesale insurance broker sector in the U.K. in which Aon, through its subsidiaries, participates. The FCA has now published its final report stating that it has completed the Market Study.  After a detailed investigation it has found no evidence of material market conditions or behaviors warranting further regulatory intervention. In particular, it has found no evidence of material market concentration at an aggregate level, nor of coercion of market participants or other abuses of market power. While the FCA reports that it has identified some instances where remediation is required in individual firms, (for example to remove potentially onerous or anti-competitive contract terms, or to enhance conflict of interest controls) at the time of reporting, Aon has not been advised of any such remedial measures or issues relating to its own operations.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $4.5 billion and $3.9 billion at March 31, 2019 and December 31, 2018, respectively, and fiduciary receivables of $6.9 billion and $6.3 billion at March 31, 2019 and December 31, 2018, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.

We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2019, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2019 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$600	$—	$2,619	$3,219
Money market funds	—	134	1,845	1,979
Cash and short-term investments	600	134	4,464	5,198
Fiduciary receivables	—	—	6,948	6,948
Total	$600	$134	$11,412	$12,146
Cash and cash equivalents decreased $56 million in 2019. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash provided by operating activities	$74	$140
Cash provided (used for) investing activities	$(27)	$346
Cash used for financing activities	$(140)	$(663)
Effect of exchange rates changes on cash and cash equivalents	$37	$18
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2019 decreased $66 million, or 47%, from the prior year period to $74 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $47 million for the three months ended March 31, 2019, as compared to $48 million for the three months ended March 31, 2018. For the remainder of 2019, we expect to contribute approximately $98 million in cash to our pension plans, including contributions to non-U.S. pension plans which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, Aon initiated a three-year global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019, including an estimated 4,800 to 5,400 role eliminations. In the fourth quarter of 2018, Aon expanded the Restructuring Plan, which resulted in additional expected costs of approximately $200 million, consisting of $150 million of cash investment and $50 million of non-cash charges.
The Restructuring Plan is expected to result in cumulative costs of approximately $1,225 million through the end of the plan at December 31, 2019, consisting of approximately $450 million in employee termination costs, $130 million in technology rationalization costs, $65 million in lease consolidation costs, $50 million in non-cash asset impairments, and $530 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through March 31, 2019, the Company has eliminated 4,491 positions and incurred total expenses of $1,073 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred in the three months ended March 31, 2019, inception of the plan to date and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended March 31, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$24	$438	$12	$450
Technology rationalization (2)	11	91	39	130
Lease consolidation (2)	9	45	20	65
Asset impairments	—	39	11	50
Other costs associated with restructuring and separation (2) (3)	47	460	70	530
Total restructuring and related expenses	$91	$1,073	$152	$1,225

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, for the three months ended March 31, 2019 were $1 million, $9 million, and $2 million; and since inception of the Restructuring Plan were $7 million, $42 million, and $90 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, respectively, are $15 million, $80 million, and $95 million.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs and consulting and legal fees. These costs are generally recognized when incurred.

As of March 31, 2019, the changes in our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2018	$201
Expensed	88
Cash payments	(113)
Foreign currency translation	(1)
Balance as of March 31, 2019	$175
Investing Activities
Cash flow used for investing activities was $27 million during the three months ended March 31, 2019, a decrease of $373 million compared to the prior year period. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $38 million as compared to December 31, 2018. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2019, the Company completed the acquisition of one business for a total consideration of $22 million and one business was sold for an insignificant amount.
During the first three months of 2018, the Company completed the acquisition of three businesses for a total consideration of $29 million and the sale of zero businesses.

Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $57 million and $45 million for the three months ended March 31, 2019 and 2018, respectively, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities during the three months ended March 31, 2019 was $140 million, a decrease of $523 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended March 31
	2019	2018
Shares repurchased	0.6	3.9
Average price per share	$161.16	$140.94
Costs recorded to retained earnings:
Total repurchase cost	$100	$550
Additional associated costs	1	3
Total costs recorded to retained earnings	$101	$553
At March 31, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $3.9 billion. Under the Repurchase Program, we have repurchased a total of 118.9 million shares for an aggregate cost of approximately $11.1 billion. For further information regarding share repurchases made during the first quarter of 2019, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2019 was $6.4 billion, an increase of $172 million compared to December 31, 2018. Further, commercial paper activity during the three months ended March 31, 2019 and 2018 is as follows (in millions):

	Three Months Ended March 31
	2019	2018
Total issuances (1)	$871	$805
Total repayments	$(694)	$(410)
Net issuances	$177	$395

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
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

Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2019 and December 31, 2018, we had distributable reserves in excess of $3.5 billion and $2.2 billion, respectively. We believe that we will have sufficient distributable reserves to fund shareholder dividends, if and to the extent declared, for the foreseeable future.
Credit Facilities
We expect cash generated by operations for 2019 to be sufficient to service our debt and contractual obligations, finance capital expenditures, continue purchases of shares under the Repurchase Program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2019, we had two committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $400 million multi-currency U.S. credit facility expiring in October 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2019, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended March 31, 2019.
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
The major rating agencies’ ratings of our debt at April 26, 2019 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of March 31, 2019, the undiscounted maximum potential future payments under the lease guarantee were $81 million, with an estimated fair value of $16 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2019.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2019, the undiscounted maximum potential future payments under the performance guarantees were $179 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2019.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $92 million at March 31, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $76 million at March 31, 2019, compared to $103 million at December 31, 2018.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 17 “Claims, Lawsuits, and Other Contingencies” to the Financial Statements, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”) other than those described below.
Lease consolidation costs

Where we have provided notice of cancellation pursuant to a lease agreement we remove the associated right-of-use asset and the related lease liability, including any additional termination penalties incurred that were not previously included within the liability. To the extent that the associated right-of-use assets and lease liabilities are removed, a corresponding loss is recorded.

For properties where we plan to permanently cease-use of a space and have the intent and ability to sublease the property, we will test the right-of-use asset for impairment to determine if a loss has occurred. The test for impairment will adjust the book value of the asset based on the net present value of the future cash flows expected from a sublease agreement using current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we may record an additional impairment to reflect actual outcomes.

For properties where we plan to permanently cease-use of a space and have no intention of reoccupying or subleasing the property, the amortization related to the right-of-use asset will be accelerated and recognized on a straight-line basis from the date that we commit to a plan to abandon the space through the date we permanently exit the property.

Additionally, a loss will also be recognized for lease related costs that are not reflected within the lease liability, such as operating expenses, taxes, and insurance that we are obligated to pay to the landlord after we have permanently exited the property.
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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in Part III, Item 1A Risk Factors of this report and in the “Risk Factors” section in Part I, “Item 1A Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018. These factors may be revised or supplemented in subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2018 Annual Report on Form 10-K.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2019, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2019 and 2020, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would decrease by $0.12 during the three months ended March 31, 2019. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have $0.13 impact during the three months ended March 31, 2019 if we were to translate prior year results at current quarter exchange rates.

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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2019.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 17 “Claims, Lawsuits, and Other Contingencies” to the Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/19 - 1/31/19	238,102	$149.47	238,102	$3,937,928,224
2/1/19 - 2/28/19	189,310	$170.09	189,310	$3,905,727,715
3/1/19 - 3/31/19	193,046	$166.81	193,046	$3,873,525,831
	620,458	$161.16	620,458	$3,873,525,831

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.

We did not make any unregistered sales of equity in the first quarter of 2019.
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

Aon plc
(Registrant)

April 26, 2019	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1#	Aon plc Leadership Performance Program, as amended and restated, effective January 1, 2019.
10.2#	Form of Restricted Stock Unit Agreement.
10.3
Form of notice of second extension of $900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited, as borrowers, Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, entered into on February 2, 2015.

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