Form 10-Q
period 2019-06-30
Aon plc
filed 2019-07-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc
(Exact Name of Registrant as Specified in Its Charter)

ENGLAND AND WALES	98-1030901
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

122 LEADENHALL STREET	,	LONDON	,	ENGLAND	EC3V 4AN
(Address of Principal Executive Offices)					(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of July 25, 2019:  235,841,886

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Total revenue	$2,606	$2,561	$5,749	$5,651
Expenses
Compensation and benefits	1,501	1,494	3,085	3,110
Information technology	126	123	243	238
Premises	85	96	172	189
Depreciation of fixed assets	40	47	80	86
Amortization and impairment of intangible assets	97	282	194	392
Other general expenses	344	535	690	853
Total operating expenses	2,193	2,577	4,464	4,868
Operating income (loss)	413	(16)	1,285	783
Interest income	1	1	3	5
Interest expense	(77)	(69)	(149)	(139)
Other income (expense)	6	(3)	6	(18)
Income (loss) from continuing operations before income taxes	343	(87)	1,145	631
Income tax expense (benefit)	56	(144)	182	(30)
Net income from continuing operations	287	57	963	661
Net income from discontinued operations	—	1	—	7
Net income	287	58	963	668
Less: Net income attributable to noncontrolling interests	10	10	27	26
Net income attributable to Aon shareholders	$277	$48	$936	$642

Basic net income per share attributable to Aon shareholders
Continuing operations	$1.15	$0.19	$3.88	$2.57
Discontinued operations	—	0.01	—	0.03
Net income	$1.15	$0.20	$3.88	$2.60
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.14	$0.19	$3.85	$2.55
Discontinued operations	—	—	—	0.03
Net income	$1.14	$0.19	$3.85	$2.58
Weighted average ordinary shares outstanding - basic	240.6	246.0	241.4	247.2
Weighted average ordinary shares outstanding - diluted	242.8	247.4	243.2	248.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$287	$58	$963	$668
Less: Net income attributable to noncontrolling interests	10	10	27	26
Net income attributable to Aon shareholders	277	48	936	642
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(8)	(1)	(1)	13
Foreign currency translation adjustments	(103)	(460)	30	(213)
Postretirement benefit obligation	14	122	45	170
Total other comprehensive income (loss)	(97)	(339)	74	(30)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(6)	2	(3)
Total other comprehensive income (loss) attributable to Aon shareholders	(97)	(333)	72	(27)
Comprehensive income (loss) attributable to Aon shareholders	$180	$(285)	$1,008	$615
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$581	$656
Short-term investments	235	172
Receivables, net	3,227	2,760
Fiduciary assets	12,071	10,166
Other current assets	631	618
Total current assets	16,745	14,372
Goodwill	8,198	8,171
Intangible assets, net	973	1,149
Fixed assets, net	599	588
Operating lease right-of-use assets	959	—
Deferred tax assets	599	561
Prepaid pension	1,213	1,133
Other non-current assets	521	448
Total assets	$29,807	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,369	$1,943
Short-term debt and current portion of long-term debt	844	251
Fiduciary liabilities	12,071	10,166
Other current liabilities	1,197	936
Total current liabilities	15,481	13,296
Long-term debt	6,740	5,993
Non-current operating lease liabilities	962	—
Deferred tax liabilities	211	181
Pension, other postretirement, and postemployment liabilities	1,576	1,636
Other non-current liabilities	924	1,097
Total liabilities	25,894	22,203

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2019 - 235.7; 2018 - 240.1)	2	2
Additional paid-in capital	6,002	5,965
Retained earnings	1,669	2,093
Accumulated other comprehensive loss	(3,837)	(3,909)
Total Aon shareholders' equity	3,836	4,151
Noncontrolling interests	77	68
Total equity	3,913	4,219
Total liabilities and equity	$29,807	$26,422
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	5,960	2,555	(3,740)	87	4,862
Net income	—	—	277	—	10	287
Shares issued - employee stock compensation plans	0.6	(47)	—	—	—	(47)
Shares purchased	(5.8)	—	(1,056)	—	—	(1,056)
Share-based compensation expense	—	91	—	—	—	91
Dividends to shareholders ($0.44 per share)	—	—	(107)	—	—	(107)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net postretirement benefit obligation	—	—	—	14	—	14
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(20)	(20)
Balance at June 30, 2019	235.7	$6,004	$1,669	$(3,837)	$77	$3,913

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2018	247.6	$5,777	$2,795	$(3,497)	$65	$5,140
Net income	—	—	594	—	16	610
Shares issued - employee stock compensation plans	1.5	(109)	—	—	—	(109)
Shares purchased	(3.9)	—	(553)	—	—	(553)
Share-based compensation expense	—	77	—	—	—	77
Dividends to shareholders ($0.36 per share)	—	—	(89)	—	—	(89)
Net change in fair value of financial instruments	—	—	—	14	—	14
Net foreign currency translation adjustments	—	—	—	244	3	247
Net postretirement benefit obligation	—	—	—	48	—	48
Balance at March 31, 2018	245.2	5,745	2,747	(3,191)	84	5,385
Net income	—	—	48	—	10	58
Shares issued - employee stock compensation plans	0.6	(41)	—	—	—	(41)
Shares purchased	(2.8)	—	(402)	—	—	(402)
Share-based compensation expense	—	70	—	—	—	70
Dividends to shareholders ($0.40 per share)	—	—	(98)	—	—	(98)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	(454)	(6)	(460)
Net postretirement benefit obligation	—	—	—	122	—	122
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Balance at June 30, 2018	243.0	$5,774	$2,295	$(3,524)	$73	$4,618
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net income	$963	$668
Less: Net income from discontinued operations	—	7
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(7)	1
Depreciation of fixed assets	80	86
Amortization and impairment of intangible assets	194	392
Share-based compensation expense	180	147
Deferred income taxes	(25)	(93)
Change in assets and liabilities:
Fiduciary receivables	(926)	(883)
Short-term investments — funds held on behalf of clients	(961)	(154)
Fiduciary liabilities	1,887	1,037
Receivables, net	(477)	(371)
Accounts payable and accrued liabilities	(579)	(495)
Restructuring reserves	(18)	12
Current income taxes	10	(144)
Pension, other postretirement and postemployment liabilities	(92)	(84)
Other assets and liabilities	132	301
Cash provided by operating activities	361	413
Cash flows from investing activities
Proceeds from investments	14	23
Payments for investments	(60)	(36)
Net sales (purchases) of short-term investments — non-fiduciary	(62)	352
Acquisition of businesses, net of cash acquired	(15)	(50)
Sale of businesses, net of cash sold	7	1
Capital expenditures	(106)	(111)
Cash provided by (used for) investing activities	(222)	179
Cash flows from financing activities
Share repurchase	(1,155)	(971)
Issuance of shares for employee benefit plans	(144)	(150)
Issuance of debt	3,559	2,552
Repayment of debt	(2,228)	(2,027)
Cash dividends to shareholders	(203)	(187)
Noncontrolling interests and other financing activities	(61)	(15)
Cash used for financing activities	(232)	(798)
Effect of exchange rates on cash and cash equivalents	18	(63)
Net decrease in cash and cash equivalents	(75)	(269)
Cash and cash equivalents at beginning of period	656	756
Cash and cash equivalents at end of period	$581	$487
Supplemental disclosures:
Interest paid	$147	$145
Income taxes paid, net of refunds	$197	$207

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
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2019.
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
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allowed a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance was effective for the Company in the first quarter of 2019. For the three and six months ended June 30, 2019, there was no impact on the net income of the Company as Aon did not elect to reclassify stranded tax effects on the Condensed Consolidated Statement of Financial Position. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amended its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminated the requirement to separately measure and report hedge ineffectiveness and required the effect of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance was effective for Aon in the first quarter of 2019 and the Company adopted it on a modified retrospective basis with no cumulative effect adjustment to accumulated other comprehensive income or corresponding adjustment to Retained earnings. Changes to the Condensed Consolidated Statement of Income and financial statement disclosures were applied prospectively. Under the new guidance, gains or losses on certain derivative hedging instruments are recognized in revenue, as opposed to other income (expense) under the previous guidance. For the three and six months ended June 30, 2019, the adoption of this guidance had no impact on the net income and an insignificant impact on the operating income of the Company.
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

Accounting Standards Issued But Not Yet Adopted
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The new guidance is effective for Aon in the first quarter of 2021 with early adoption permitted and will be applied retrospectively. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.

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
Credit Losses
In June 2016, the FASB issued a new accounting standard on the measurement of credit losses on financial instruments. The new standard replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new standard through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The new standard is effective for Aon in the first quarter of 2020 with early adoption permitted. The Company is currently evaluating the impact that the standard will have on the Financial Statements and will adopt the new accounting standard in the first quarter of 2020.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Commercial Risk Solutions	$1,167	$1,166	$2,285	$2,350
Reinsurance Solutions	420	380	1,208	1,122
Retirement Solutions	419	431	839	855
Health Solutions	317	309	803	760
Data & Analytic Services	286	277	622	571
Elimination	(3)	(2)	(8)	(7)
Total revenue	$2,606	$2,561	$5,749	$5,651

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
United States	$1,146	$1,125	$2,307	$2,241
Americas other than United States	241	243	467	480
United Kingdom	400	413	852	897
Europe, Middle East, & Africa other than United Kingdom	501	493	1,510	1,472
Asia Pacific	318	287	613	561
Total revenue	$2,606	$2,561	$5,749	$5,651

Contract Costs

An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Balance at beginning of period	$236	$240	$329	$298
Additions	336	341	682	711
Amortization	(357)	(353)	(796)	(785)
Impairment	—	—	—	—
Foreign currency translation and other	1	(12)	1	(8)
Balance at end of period	$216	$216	$216	$216

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Balance at beginning of period	$155	$144	$156	$145
Additions	17	13	26	21
Amortization	(11)	(11)	(22)	(21)
Impairment	—	—	—	—
Foreign currency translation and other	—	(2)	1	(1)
Balance at end of period	$161	$144	$161	$144

4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At June 30, 2019, Cash and cash equivalents and Short-term investments were $816 million compared to $828 million at December 31, 2018, a decrease of $12 million. Of the total balances, $99 million and $91 million were restricted as to their use at June 30, 2019 and December 31, 2018, respectively. Included within Short-term investments as of June 30, 2019 and December 31, 2018 were £42.8 million ($54.3 million at June 30, 2019 exchange rates) and £42.7 million ($53.9 million at December 31, 2018 exchange rates), respectively, of operating funds required to be held by the Company in the United Kingdom (the “U.K.”) by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Foreign currency remeasurement	$11	$29	$—	$13
Disposal of businesses	2	—	7	(1)
Pension and other postretirement	5	(7)	9	(5)
Equity earnings	1	1	2	2
Financial instruments	(13)	(27)	(12)	(27)
Other	—	1	—	—
Total	$6	$(3)	$6	$(18)

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Balance at beginning of period	$64	$65	$64	$59
Provision charged to Other general expenses	4	3	12	11
Accounts written off, net of recoveries	(3)	(6)	(11)	(8)
Balance at end of period	$65	$62	$65	$62

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2019	December 31, 2018
Costs to fulfill contracts with customers (1)	$216	$329
Prepaid expenses	128	97
Taxes receivable	145	113
Other (2)	142	79
Total	$631	$618

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	December 31, 2018 includes $12 million previously classified as “Receivables from the Divested Business”.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2019	December 31, 2018
Costs to obtain contracts with customers (1)	$161	$156
Taxes receivable	100	100
Leases (2)	65	—
Investments	54	54
Other	141	138
Total	$521	$448

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Refer to Note 20 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2019	December 31, 2018
Deferred revenue (1)	$337	$251
Leases (2)	223	—
Taxes payable	133	83
Other	504	602
Total	$1,197	$936

(1)
During the three and six months ended June 30, 2019, $95 million and $241 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2018, $115 million and $215 million, respectively, was recognized in the Condensed Consolidated Statements of Income.

(2)	Refer to Note 20 “Lease Commitments” for further information.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2019	December 31, 2018
Taxes payable (1)	$576	$585
Leases	37	169
Deferred revenue	59	65
Compensation and benefits	49	56
Other	203	222
Total	$924	$1,097

(1) Includes $221 million and $240 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of June 30, 2019 and December 31, 2018, respectively.
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
Aon and the Buyer entered into certain transaction related agreements at the closing, including two commercial agreements, a transition services agreement, certain intellectual property license agreements, subleases, and other customary agreements. Aon expects to continue to be a significant client of the Divested Business and the Divested Business has agreed to use Aon for its broking and other services for a specified period of time.
The financial results of the Divested Business for the three and six months ended June 30, 2019 and 2018 are presented as Income from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Expenses
Total operating expenses	$1	$—	$1	$3
Loss from discontinued operations before income taxes	(1)	—	(1)	(3)
Income tax benefit	(1)	—	(1)	(1)
Net loss from discontinued operations excluding gain	—	—	—	(2)
Gain on sale of discontinued operations, net of tax	—	1	—	9
Net income from discontinued operations	$—	$1	$—	$7

There were no Cash and cash equivalents of discontinued operations at June 30, 2019. Total proceeds received for the sale of the Divested Business and taxes paid as a result of the sale are recognized on the Condensed Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively.

7. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019, including an estimated 5,000 to 5,600 total role eliminations. In the second quarter of 2019, Aon updated the Restructuring Plan for additional opportunities that were identified in the quarter, which are expected to result in additional estimated charges of $125 million in 2019.
The Restructuring Plan is expected to result in cumulative charges of approximately $1,350 million through the end of the plan, consisting of approximately $530 million in employee termination costs, $130 million in technology rationalization costs, $80 million in lease consolidation costs, $45 million in non-cash asset impairments, and $565 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through June 30, 2019, the Company has eliminated 5,091 positions and incurred total charges of $1,200 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through June 30, 2019 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$78	$102	$516	$14	$530
Technology rationalization (2)	4	15	95	35	130
Lease consolidation (2)	5	14	50	30	80
Asset impairments	2	2	41	4	45
Other costs associated with restructuring and separation (2) (3)	38	85	498	67	565
Total restructuring and related expenses	$127	$218	$1,200	$150	$1,350

(1)
Actual costs, when incurred, may vary due to changes in the assumptions built into the Restructuring Plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives. Estimated Total Cost includes $100 million of non-cash charges.

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs, respectively, associated with restructuring and separation were for the three months ended June 30, 2019, $2 million, $4 million, and $1 million; for the six months ended June 30, 2019, were $3 million, $13 million, and $3 million; and since inception of the Restructuring Plan, were $9 million, $46 million, and $91 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, are $15 million, $80 million, and $95 million, respectively.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of June 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$201
Expensed	204
Cash payments	(222)
Foreign currency translation	1
Balance as of June 30, 2019	$184

8. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one acquisition during the six months ended June 30, 2019 and five acquisitions during the six months ended June 30, 2018. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Six Months Ended June 30, 2019
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
Completed Dispositions
The Company completed three dispositions during the three months ended June 30, 2019 and four dispositions during the six months ended June 30, 2019. The Company completed one disposition during the three and six months ended June 30, 2018.
Total pretax gains recognized for the three and six months ended June 30, 2019 were $2 million and $7 million, respectively. There were no pretax gains or losses for the three months ended June 30, 2018 and total pretax losses, net of gains, were $1 million for the six months ended June 30, 2018. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$8,171
Goodwill related to current year acquisitions	15
Goodwill related to disposals	(9)
Goodwill related to prior year acquisitions	2
Foreign currency translation and other	19
Balance as of June 30, 2019	$8,198

Other intangible assets by asset class are as follows (in millions):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,254	$1,517	$737	$2,240	$1,444	$796
Tradenames	1,028	847	181	1,027	740	287
Technology and other	385	330	55	391	325	66
Total	$3,667	$2,694	$973	$3,658	$2,509	$1,149

The estimated future amortization for finite lived intangible assets as of June 30, 2019 is as follows (in millions):

Remainder of 2019	$192
2020	223
2021	128
2022	87
2023	74
2024	58
Thereafter	211
Total	$973

10. Debt
Notes
On May 2, 2019, Aon Corporation issued $750 million 3.75% Senior Notes due May 2029. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
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
Revolving Credit Facilities
As of June 30, 2019, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency United States (“U.S.”) credit facility expiring in February 2022 and its $400 million multi-currency U.S. credit facility expiring in October 2022 (collectively, the “2022 Facilities”).

Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2019, Aon did not have borrowings under the 2022 Facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended June 30, 2019.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program (collectively, the “CP Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at June 30, 2019. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European multi-currency commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	June 30, 2019	December 31, 2018
Commercial paper outstanding	$843	$250

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Weighted average commercial paper outstanding	$639	$744	482	$437
Weighted average interest rate of commercial paper outstanding	0.70%	0.92%	0.63%	0.85%
11. Income Taxes
The effective tax rates on net income from continuing operations were 16.3% and 15.9% for the three and six months ended June 30, 2019, respectively. The effective tax rates on net income from continuing operations were 165.5% and (4.8)% for the three and six months ended June 30, 2018, respectively.
For the three and six months ended June 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain favorable discrete items, primarily the impact of shared-based payments and changes in the assertion for unremitted earnings.
For the three and six months ended June 30, 2018, the tax rate was primarily driven by the geographical distribution of income including restructuring charges, legacy litigation, and the impairment charge related to certain assets and liabilities classified as held for sale. In addition, certain discrete items impacted the 2018 tax rate including the net tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale, the impact of share-based payments, changes in uncertain tax positions and the deferred remeasurement related to the anticipated acceleration of contributions to the qualified U.S. pension plan.
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

The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Shares repurchased	5.8	2.8	6.4	6.7
Average price per share	$183.23	$141.23	$181.07	$141.06
Costs recorded to retained earnings:
Total repurchase cost	$1,050	$400	$1,150	$950
Additional associated costs	6	2	7	5
Total costs recorded to retained earnings	$1,056	$402	$1,157	$955

At June 30, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $2.8 billion. Under the Repurchase Program, the Company has repurchased a total of 124.6 million shares for an aggregate cost of approximately $12.2 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Basic weighted average ordinary shares outstanding	240.6	246.0	241.4	247.2
Dilutive effect of potentially issuable shares	2.2	1.4	1.8	1.6
Diluted weighted average ordinary shares outstanding	242.8	247.4	243.2	248.8

Potentially issuable shares are not included in the computation of diluted net income per share if its inclusion would be antidilutive. There were no shares excluded from the calculation for the three and six months ended June 30, 2019 and June 30, 2018.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income (loss) before reclassifications, net	(8)	28	5	25
Amounts reclassified from accumulated other comprehensive income:
Amounts reclassified from accumulated other comprehensive income	8	—	52	60
Tax expense	(1)	—	(12)	(13)
Amounts reclassified from accumulated other comprehensive income, net	7	—	40	47
Net current period other comprehensive income (loss)	(1)	28	45	72
Balance at June 30, 2019	$(16)	$(1,291)	$(2,530)	$(3,837)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits in the accompanying Condensed Consolidated Statements of Income. Refer to Note 15 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense).

13. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other international pension plans. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30
	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	27	29	27	25	7	7
Expected return on plan assets, net of administration expenses	(48)	(50)	(34)	(36)	(10)	(11)
Amortization of prior-service cost	—	—	—	1	—	—
Amortization of net actuarial loss	8	7	14	15	3	3
Net periodic (benefit) cost	(13)	(14)	7	5	—	(1)
Loss on pension settlement	—	16	—	—	—	—
Total net periodic (benefit) cost	$(13)	$2	$7	$5	$—	$(1)

	Six Months Ended June 30
	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	55	58	54	50	14	14
Expected return on plan assets, net of administration expenses	(97)	(101)	(68)	(72)	(20)	(23)
Amortization of prior-service cost	1	—	1	1	—	—
Amortization of net actuarial loss	15	15	27	30	6	6
Net periodic (benefit) cost	(26)	(28)	14	9	—	(3)
Loss on pension settlement	—	23	—	—	—	—
Total net periodic (benefit) cost	$(26)	$(5)	$14	$9	$—	$(3)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during 2018. For the six months ended June 30, 2018, lump sum payments from plan assets of £99 million ($132 million using June 30, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the second quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £87 million ($115 million using June 30, 2018 exchange rates), as well as a non-cash settlement charge of £12 million ($16 million using average June 30, 2018 exchange rates) in the second quarter of 2018 and £17 million ($23 million using average exchange rates) for the six months ended June 30, 2018.
Contributions
The Company expects to make total cash contributions of approximately $80 million, $46 million, and $19 million, based on exchange rates as of December 31, 2018, to its significant U.K., U.S., and other significant international pension plans, respectively, during 2019. During the three months ended June 30, 2019, cash contributions of $23 million, $6 million, and $3 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively. During the six months ended June 30, 2019, cash contributions of $46 million, $23 million, and $10 million were made to the Company’s significant U.K., U.S., and other significant international pension plans, respectively.
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

14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Restricted share units (“RSUs”)	$50	$46	$113	$104
Performance share awards (“PSAs”)	39	23	62	39
Employee share purchase plans	2	1	5	4
Total share-based compensation expense	$91	$70	$180	$147

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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	4,208	$120	4,849	$104
Granted	1,178	$173	1,352	$140
Vested	(1,451)	$113	(1,664)	$98
Forfeited	(97)	$124	(109)	$109
Non-vested at end of period	3,838	$139	4,428	$117

(1)	Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $426 million as of June 30, 2019, with a remaining weighted average amortization period of approximately 2.1 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2019 and the years ended December 31, 2018 and 2017, respectively (shares in thousands and dollars in millions, except fair value):

	June 30, 2019	December 31, 2018	December 31, 2017
Target PSAs granted during period	467	564	548
Weighted average fair value per share at date of grant	$164	$134	$114
Number of shares that would be issued based on current performance levels	464	970	1,066
Unamortized expense, based on current performance levels	$69	$67	$20

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Foreign exchange contracts:
Accounted for as hedges	$588	$646	$14	$17	$1	$2
Not accounted for as hedges (3)	285	269	5	1	—	6
Total	$873	$915	$19	$18	$1	$8

(1)	Included within Other current assets ($8 million at June 30, 2019 and $3 million at December 31, 2018) or Other non-current assets ($11 million at June 30, 2019 and $15 million at December 31, 2018).

(2)	Included within Other current liabilities ($1 million at June 30, 2019 and $5 million at December 31, 2018) or Other non-current liabilities ($3 million at December 31, 2018).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Financial Statements are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Loss recognized in Accumulated other comprehensive loss	$(12)	$(25)	$(8)	$(11)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenue (1)	$(3)	$—	$(7)	$—
Compensation and benefits	—	—	—	1
Other general expenses	—	(1)	—	(2)
Interest expense	—	—	(1)	(1)
Other income (expense) (1)	—	(1)	—	(4)
Total	$(3)	$(2)	$(8)	$(6)

(1)
With the adoption of new hedge accounting guidance in the first quarter of 2019, gains (losses) on derivatives accounted for as hedges are recognized in Total revenue in the Company’s Condensed Consolidated Statements of Income rather than Other income (expense). Refer to Note 2 “Accounting Principles and Practices” for additional details.

The Company estimates that approximately $14 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2019, the Company recorded losses of $9 million and $4 million, respectively, in Other income (expense) for foreign exchange derivatives not accounted for as hedges. During the three and six months ended June 30, 2018, the Company recorded losses of $20 million and $11 million, respectively, in Other income (expense) for foreign exchange derivatives not accounted for as hedges.
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
As of June 30, 2019, the Company has €500 million ($568 million at June 30, 2019 exchange rates) of outstanding euro-denominated commercial paper designated as a hedge of the foreign currency exposure of its net investment in its European operations. As of June 30, 2019, the unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $16 million.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2019 and 2018.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,356	$2,356	$—	$—
Other investments:
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$3	$—	$3	$—

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,759	$1,759	$—	$—
Other investments:
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the six months ended June 30, 2019 or 2018. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the six months ended June 30, 2019 or 2018, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$6,740	$7,356	$5,993	$6,159

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
Current Matters
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid.  No lawsuit naming Aon as a party was filed, although a tolling agreement was entered.  The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($57 million at June 30, 2019 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($89 million at June 30, 2019 exchange rates) plus interest and costs. In February 2018, the claimants instructed new lawyers and added their previous lawyers as defendants to the Aon lawsuit. Claimants have alleged that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High Court and Court of Appeal proceedings. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($353 million at June 30, 2019 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Settled/Closed Matters
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand. LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010 to June 30, 2011. LPC contended that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes. LPC claimed damages of approximately NZD 184 million ($123 million at June 30, 2019 exchange rates) plus interest and costs. In April 2019, the case was settled with no admission of liability on the part of Aon. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.

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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of June 30, 2019, the undiscounted maximum potential future payments under the lease guarantee is $77 million, with an estimated fair value of $15 million. No cash payments were made in connection to the lease commitments during the six months ended June 30, 2019.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2019, the undiscounted maximum potential future payments under the performance guarantees were $170 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2019.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $74 million at June 30, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $102 million at June 30, 2019 compared to $103 million at December 31, 2018.
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
19. Guarantee of Registered Securities
As described in Note 17 “Claims, Lawsuits, and Other Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corporation Notes”). Additionally, Aon plc has guaranteed the obligations of Aon Corporation arising under the 4.50% Senior Notes due 2028 and the 3.75% Senior Notes due 2029. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corporation Notes.
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
In the fourth quarter of 2018, Aon plc obtained direct ownership in two subsidiaries that were previously indirectly owned by Aon Corporation. In the first quarter of 2019, Aon Corporation obtained indirect ownership of subsidiaries that were previously indirectly owned by Aon plc. The financial results of these subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has retrospectively reflected the impact of these transactions on the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the periods ended June 30, 2018 and the Condensed Consolidated Statement of Financial Position as of December 31, 2018.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, Condensed Consolidating Statements of Financial Position as of June 30, 2019 and December 31, 2018, and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2019 and 2018 in accordance with Rule 3-10 of Regulation S-X. The Condensed Consolidating Financial Information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the Other Non-Guarantor Subsidiaries. The Condensed Consolidating Financial Statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,606	$—	$2,606
Expenses
Compensation and benefits	22	4	1,475	—	1,501
Information technology	—	—	126	—	126
Premises	—	9	76	—	85
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	97	—	97
Other general expenses	3	6	335	—	344
Total operating expenses	25	19	2,149	—	2,193
Operating income (loss)	(25)	(19)	457	—	413
Interest income	—	9	—	(8)	1
Interest expense	(45)	(34)	(6)	8	(77)
Intercompany interest income (expense)	3	(116)	113	—	—
Intercompany other income (expense)	137	(164)	27	—	—
Other income (expense)	(11)	(14)	24	7	6
Income (loss) from continuing operations before income taxes	59	(338)	615	7	343
Income tax expense (benefit)	—	(64)	120	—	56
Net income (loss) from continuing operations	59	(274)	495	7	287
Net income from discontinued operations	—	—	—	—	—
Net income (loss) before equity in earnings of subsidiaries	59	(274)	495	7	287
Equity in earnings of subsidiaries	211	301	27	(539)	—
Net income	270	27	522	(532)	287
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$270	$27	$512	$(532)	$277

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,561	$—	$2,561
Expenses
Compensation and benefits	15	1	1,478	—	1,494
Information technology	—	—	123	—	123
Premises	—	—	96	—	96
Depreciation of fixed assets	—	—	47	—	47
Amortization and impairment of intangible assets	—	—	282	—	282
Other general expenses	2	91	442	—	535
Total operating expenses	17	92	2,468	—	2,577
Operating income (loss)	(17)	(92)	93	—	(16)
Interest income	—	15	—	(14)	1
Interest expense	(48)	(25)	(10)	14	(69)
Intercompany interest income (expense)	3	(129)	126	—	—
Intercompany other income (expense)	(93)	10	83	—	—
Other income (expense)	48	(20)	(13)	(18)	(3)
Income (loss) from continuing operations before income taxes	(107)	(241)	279	(18)	(87)
Income tax expense (benefit)	(3)	(50)	(91)	—	(144)
Net income (loss) from continuing operations	(104)	(191)	370	(18)	57
Net income from discontinued operations	—	—	1	—	1
Net income (loss) before equity in earnings of subsidiaries	(104)	(191)	371	(18)	58
Equity in earnings of subsidiaries	170	207	16	(393)	—
Net income	66	16	387	(411)	58
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$66	$16	$377	$(411)	$48

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$5,749	$—	$5,749
Expenses
Compensation and benefits	42	12	3,031	—	3,085
Information technology	—	—	243	—	243
Premises	—	13	159	—	172
Depreciation of fixed assets	—	—	80	—	80
Amortization and impairment of intangible assets	—	—	194	—	194
Other general expenses	3	2	685	—	690
Total operating expenses	45	27	4,392	—	4,464
Operating income (loss)	(45)	(27)	1,357	—	1,285
Interest income	—	18	—	(15)	3
Interest expense	(91)	(62)	(11)	15	(149)
Intercompany interest income (expense)	7	(232)	225	—	—
Intercompany other income (expense)	168	(263)	95	—	—
Other income (expense)	(6)	(25)	32	5	6
Income (loss) from continuing operations before income taxes	33	(591)	1,698	5	1,145
Income tax expense (benefit)	(5)	(106)	293	—	182
Net income (loss) from continuing operations	38	(485)	1,405	5	963
Net income from discontinued operations	—	—	—	—	—
Net income (loss) before equity in earnings of subsidiaries	38	(485)	1,405	5	963
Equity in earnings of subsidiaries	893	1,025	540	(2,458)	—
Net income	931	540	1,945	(2,453)	963
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	$931	$540	$1,918	$(2,453)	$936

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$5,651	$—	$5,651
Expenses
Compensation and benefits	34	2	3,074	—	3,110
Information technology	—	—	238	—	238
Premises	—	—	189	—	189
Depreciation of fixed assets	—	—	86	—	86
Amortization and impairment of intangible assets	—	—	392	—	392
Other general expenses	3	91	759	—	853
Total operating expenses	37	93	4,738	—	4,868
Operating income (loss)	(37)	(93)	913	—	783
Interest income	—	29	—	(24)	5
Interest expense	(97)	(49)	(17)	24	(139)
Intercompany interest income (expense)	7	(257)	250	—	—
Intercompany other income (expense)	(146)	5	141	—	—
Other income (expense)	23	(26)	—	(15)	(18)
Income (loss) from continuing operations before income taxes	(250)	(391)	1,287	(15)	631
Income tax expense (benefit)	(19)	(77)	66	—	(30)
Net income (loss) from continuing operations	(231)	(314)	1,221	(15)	661
Net income from discontinued operations	—	—	7	—	7
Net income (loss) before equity in earnings of subsidiaries	(231)	(314)	1,228	(15)	668
Equity in earnings of subsidiaries	888	912	598	(2,398)	—
Net income	657	598	1,826	(2,413)	668
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	$657	$598	$1,800	$(2,413)	$642

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$270	$27	$522	$(532)	$287
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	270	27	512	(532)	277
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(8)	—	(8)
Foreign currency translation adjustments	—	—	(96)	(7)	(103)
Postretirement benefit obligation	—	10	4	—	14
Total other comprehensive income (loss)	—	10	(100)	(7)	(97)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(90)	(118)	(108)	316	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(90)	(108)	(208)	309	(97)
Comprehensive income attributable (loss) to Aon shareholders	$180	$(81)	$304	$(223)	$180
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$66	$16	$387	$(411)	$58
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	66	16	377	(411)	48
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(4)	3	—	(1)
Foreign currency translation adjustments	—	—	(478)	18	(460)
Postretirement benefit obligation	—	11	111	—	122
Total other comprehensive income (loss)	—	7	(364)	18	(339)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(351)	(345)	(338)	1,034	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	(351)	(338)	(696)	1,052	(333)
Comprehensive income attributable (loss) to Aon shareholders	$(285)	$(322)	$(319)	$641	$(285)

Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$931	$540	$1,945	$(2,453)	$963
Less: Net income attributable to noncontrolling interests	—	—	27	—	27
Net income attributable to Aon shareholders	931	540	1,918	(2,453)	936
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	2	(3)	—	(1)
Foreign currency translation adjustments	—	—	35	(5)	30
Postretirement benefit obligation	—	32	13	—	45
Total other comprehensive income (loss)	—	34	45	(5)	74
Equity in other comprehensive income (loss) of subsidiaries, net of tax	77	(3)	31	(105)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	2	—	2
Total other comprehensive income (loss) attributable to Aon shareholders	77	31	74	(110)	72
Comprehensive income attributable (loss) to Aon shareholders	$1,008	$571	$1,992	$(2,563)	$1,008
Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$657	$598	$1,826	$(2,413)	$668
Less: Net income attributable to noncontrolling interests	—	—	26	—	26
Net income attributable to Aon shareholders	657	598	1,800	(2,413)	642
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(1)	14	—	13
Foreign currency translation adjustments	—	—	(228)	15	(213)
Postretirement benefit obligation	—	22	148	—	170
Total other comprehensive income (loss)	—	21	(66)	15	(30)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(42)	(60)	(39)	141	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income (loss) attributable to Aon shareholders	(42)	(39)	(102)	156	(27)
Comprehensive income attributable (loss) to Aon shareholders	$615	$559	$1,698	$(2,257)	$615

Condensed Consolidating Statement of Financial Position

	As of June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1,371	$537	$(1,327)	$581
Short-term investments	—	125	110	—	235
Receivables, net	—	—	3,227	—	3,227
Fiduciary assets	—	—	12,071	—	12,071
Current intercompany receivables	167	3,421	12,843	(16,431)	—
Other current assets	—	10	621	—	631
Total current assets	167	4,927	29,409	(17,758)	16,745
Goodwill	—	—	8,198	—	8,198
Intangible assets, net	—	—	973	—	973
Fixed assets, net	—	—	599	—	599
Operating lease right-of-use assets	—	112	847	—	959
Deferred tax assets	93	498	150	(142)	599
Prepaid pension	—	5	1,208	—	1,213
Non-current intercompany receivables	404	261	7,200	(7,865)	—
Other non-current assets	1	28	492	—	521
Investment in subsidiary	8,937	20,147	(424)	(28,660)	—
Total assets	$9,602	$25,978	$48,652	$(54,425)	$29,807

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$582	$57	$2,057	$(1,327)	$1,369
Short-term debt and current portion of long-term debt	569	275	—	—	844
Fiduciary liabilities	—	—	12,071	—	12,071
Current intercompany payables	378	14,633	1,420	(16,431)	—
Other current liabilities	—	78	1,119	—	1,197
Total current liabilities	1,529	15,043	16,667	(17,758)	15,481
Long-term debt	4,234	2,506	—	—	6,740
Non-current operating lease liabilities	—	149	813	—	962
Deferred tax liabilities	—	—	353	(142)	211
Pension, other postretirement, and postemployment liabilities	—	1,232	344	—	1,576
Non-current intercompany payables	—	7,366	499	(7,865)	—
Other non-current liabilities	3	106	815	—	924
Total liabilities	5,766	26,402	19,491	(25,765)	25,894

Equity
Total Aon shareholders’ equity	3,836	(424)	29,084	(28,660)	3,836
Noncontrolling interests	—	—	77	—	77
Total equity	3,836	(424)	29,161	(28,660)	3,913
Total liabilities and equity	$9,602	$25,978	$48,652	$(54,425)	$29,807

Condensed Consolidating Statement of Financial Position

	As of December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$862	$575	$(781)	$656
Short-term investments	—	56	116	—	172
Receivables, net	—	—	2,760	—	2,760
Fiduciary assets	—	—	10,166	—	10,166
Current intercompany receivables	191	897	11,634	(12,722)	—
Other current assets	—	16	602	—	618
Total current assets	191	1,831	25,853	(13,503)	14,372
Goodwill	—	—	8,171	—	8,171
Intangible assets, net	—	—	1,149	—	1,149
Fixed assets, net	—	—	588	—	588
Operating lease right-of-use assets	—	—	—	—	—
Deferred tax assets	94	467	144	(144)	561
Prepaid pension	—	5	1,128	—	1,133
Non-current intercompany receivables	403	261	7,225	(7,889)	—
Other non-current assets	1	30	417	—	448
Investment in subsidiary	8,433	19,132	(882)	(26,683)	—
Total assets	$9,122	$21,726	$43,793	$(48,219)	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$274	$70	$2,380	$(781)	$1,943
Short-term debt and current portion of long-term debt	250	—	1	—	251
Fiduciary liabilities	—	—	10,166	—	10,166
Current intercompany payables	213	11,875	634	(12,722)	—
Other current liabilities	—	69	867	—	936
Total current liabilities	737	12,014	14,048	(13,503)	13,296
Long-term debt	4,231	1,762	—	—	5,993
Non-current operating lease liabilities	—	—	—	—	—
Deferred tax liabilities	—	—	325	(144)	181
Pension, other postretirement, and postemployment liabilities	—	1,275	361	—	1,636
Non-current intercompany payables	—	7,390	499	(7,889)	—
Other non-current liabilities	3	167	927	—	1,097
Total liabilities	4,971	22,608	16,160	(21,536)	22,203

Equity
Total Aon shareholders’ equity	4,151	(882)	27,565	(26,683)	4,151
Noncontrolling interests	—	—	68	—	68
Total equity	4,151	(882)	27,633	(26,683)	4,219
Total liabilities and equity	$9,122	$21,726	$43,793	$(48,219)	$26,422

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$366	$(110)	$690	$(585)	$361

Cash flows from investing activities
Proceeds from investments	—	9	5	—	14
Payments for investments	—	(19)	(41)	—	(60)
Net sales (purchases) of short-term investments - non-fiduciary	—	(69)	7	—	(62)
Acquisition of businesses, net of cash acquired	—	—	(15)	—	(15)
Sale of businesses, net of cash sold	—	—	7	—	7
Capital expenditures	—	—	(106)	—	(106)
Cash provided by (used for) investing activities	—	(79)	(143)	—	(222)

Cash flows from financing activities
Share repurchase	(1,155)	—	—	—	(1,155)
Advances from (to) affiliates	823	(320)	(542)	39	—
Issuance of shares for employee benefit plans	(144)	—	—	—	(144)
Issuance of debt	1,219	2,340	—	—	3,559
Repayment of debt	(906)	(1,322)	—	—	(2,228)
Cash dividends to shareholders	(203)	—	—	—	(203)
Noncontrolling interests and other financing activities	—	—	(61)	—	(61)
Cash provided by (used for) financing activities	(366)	698	(603)	39	(232)

Effect of exchange rate changes on cash and cash equivalents	—	—	18	—	18
Net increase (decrease) in cash and cash equivalents	—	509	(38)	(546)	(75)
Cash and cash equivalents at beginning of period	—	862	575	(781)	656
Cash and cash equivalents at end of period	$—	$1,371	$537	$(1,327)	$581

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$(126)	$582	$759	$(802)	$413

Cash flows from investing activities
Proceeds from investments	—	13	10	—	23
Payments for investments	(12)	(17)	(19)	12	(36)
Net sales (purchases) of short-term investments - non-fiduciary	—	296	56	—	352
Acquisition of businesses, net of cash acquired	—	—	(50)	—	(50)
Sale of businesses, net of cash sold	—	—	1	—	1
Capital expenditures	—	—	(111)	—	(111)
Cash provided by (used for) investing activities	(12)	292	(113)	12	179

Cash flows from financing activities
Share repurchase	(971)	—	—	—	(971)
Advances from (to) affiliates	965	(810)	(395)	240	—
Issuance of shares for employee benefit plans	(150)	—	—	—	(150)
Issuance of debt	752	1,800	—	—	2,552
Repayment of debt	(272)	(1,461)	(294)	—	(2,027)
Cash dividends to shareholders	(187)	—	—	—	(187)
Noncontrolling interests and other financing activities	—	—	(15)	—	(15)
Cash provided by (used for) financing activities	137	(471)	(704)	240	(798)

Effect of exchange rate changes on cash and cash equivalents	—	—	(63)	—	(63)
Net increase (decrease) in cash and cash equivalents	(1)	403	(121)	(550)	(269)
Cash and cash equivalents at beginning of period	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of period	$—	$2,927	$672	$(3,112)	$487

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
The Company’s leases expire at various dates and may contain renewal and expansion options. The exercise of lease renewal and expansion options are at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. The Company’s leases do not typically contain termination options. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
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
A portion of the Company’s lease agreements include variable lease payments that are not recorded in the initial measurement of the lease liability and ROU asset balances. For real estate arrangements, base rental payments may be escalated according to annual changes in the Consumer Price Index (“CPI”) or other indices. The escalated rental payments based on the estimated CPI at the lease commencement date are included within minimum rental payments; however, changes in CPI are considered variable in nature and are recognized as variable lease costs in the period in which the obligation is incurred. Additionally, real estate lease agreements may include other variable payments related to operating expenses charged by the landlord based on actual expenditures. Information technology equipment agreements may include variable payments based on usage of the equipment.
The Company utilizes discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. The Company uses an incremental borrowing rate based on factors such as the lease term and the economic environment where the lease exists to determine the appropriate present value of future lease payments as the rate implicit in the lease is not always readily available. When determining the incremental borrowing rate, the Company considers the rate of interest it would pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.
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
The classification of operating and finance lease asset and liability balances within the Condensed Consolidated Statements of Financial Position is as follows (in millions):

As of		June 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$959
Finance lease assets	Other non-current assets	65
Total lease assets		$1,024

Liabilities
Current lease liabilities
Operating	Other current liabilities	$199
Finance	Other current liabilities	27
Non-current lease liabilities
Operating	Non-current operating lease liabilities	962
Finance	Other non-current liabilities	37
Total lease liabilities		$1,225

The components of lease costs are as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$65	$133
Finance lease costs
Amortization of leased assets	6	13
Interest on lease liabilities	—	1
Variable lease cost	12	18
Short-term lease cost (1)	1	2
Sublease income	(8)	(16)
Net lease cost	$76	$151
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	8.0
Finance leases	2.5
Weighted average discount rate
Operating leases	3.3%
Finance leases	2.4%

Other cash and non-cash related activities are as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$116
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$50

The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in cash flows from operations within the Condensed Consolidated Statements of Cash Flows. Non-cash ROU asset lease expense was $68 million and the change in Non-current operating lease liabilities was a decrease of $52 million for the six months ended June 30, 2019.

Maturity analysis of operating and finance leases as of June 30, 2019 are as follows (in millions):

	Operating	Finance	Less:
	Leases	Leases	Subleases	Total
Remainder of 2019	$127	$14	$(17)	$124
2020	248	28	(34)	242
2021	224	22	(33)	213
2022	198	2	(34)	166
2023	144	—	(15)	129
Thereafter	511	—	(8)	503
Total undiscounted future minimum lease payments	$1,452	$66	$(141)	$1,377
Less: Imputed interest	(151)	(1)	—	(152)
Present value of lease liabilities	$1,301	$65	$(141)	$1,225

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND QUARTER 2019 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our second quarter of 2019 financial results from continuing operations:

•
For the second quarter of 2019, revenue increased $45 million, or 2%, to $2.6 billion compared to the prior year period due primarily to organic revenue growth of 6%, partially offset by a 3% unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact related to divestitures, net of acquisitions. For the six months ended June 30, 2019, revenue increased $98 million, or 2%, to $5,749 million compared to the prior year period due primarily to organic revenue growth of 6%, partially offset by a 4% unfavorable impact from foreign currency translation.

•
Operating expenses for the second quarter of 2019 were $2.2 billion, a decrease of $384 million compared to the prior year period. The decrease was due primarily to a $176 million decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period, a $103 million decrease in expense related to legacy litigation, a $74 million favorable impact from foreign currency translation, a $68 million decrease in restructuring charges, $38 million of incremental savings related to restructuring and other operational improvement initiatives, and a $21 million decrease in expenses related to divestitures, net of acquisitions, partially offset by an increase in expense associated with 6% organic revenue growth. Operating expenses for the first six months of 2019 decreased $404 million compared to the prior year period primarily due to a $176 million decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period, a $167 million favorable impact from foreign currency translation, a $103 million decrease in expense related to legacy litigation, $83 million of incremental savings related to restructuring and other operational improvement initiatives, a $51 million decrease in restructuring charges, and a $42 million decrease in expenses related to divestitures, net of acquisitions, partially offset by an increase in expense associated with 6% organic revenue growth.

•
Operating margin increased to 15.8% in the second quarter of 2019 from (0.6)% in the prior year period. Operating margin for the first six months of 2019 increased to 22.4% from 13.9% in the prior year period. The increase in both periods was driven by organic revenue growth of 6%, core operational improvement, savings related to restructuring and other operational improvement initiatives, a decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period, and a decrease in expense related to legacy litigation.

•
Due to the factors set forth above, net income from continuing operations increased $230 million, or 404%, to $287 million for the second quarter of 2019 compared to the prior year period. During the first six months of 2019, net income from continuing operations increased $302 million, or 45.7%, to $963 million compared to the first six months of 2018.

•
Diluted earnings per share from continuing operations was $1.14 per share for the second quarter of 2019 compared to $0.19 per share for the prior year period. During the first six months of 2019, diluted earnings per share from continuing operations was $3.85 per share compared to $2.55 per share for the prior year period.

•
Cash flow provided by operating activities was $361 million for the first six months of 2019, a decrease of $52 million from the prior year period. Approximately $85 million of net cash payments in the first quarter related to legacy litigation were partially offset by strong operational improvement and a $26 million decrease in restructuring cash outlays.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the second quarter of 2019:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% for the second quarter of 2019, an acceleration from 5% in the prior year period. Organic revenue growth was 6% for the first six months of 2019, an acceleration from 4% in the prior year period. Organic revenue growth in both periods was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions and Commercial Risk Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 24.4% for the second quarter of 2019 compared to 22.0% in the prior year period. For the first six months of 2019, adjusted operating margin was 29.5% compared to 27.4% for the prior year period. The increase in adjusted operating margin in both periods primarily reflects organic revenue growth of 6%, core operational improvement, and savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.87 per share for the second quarter of 2019 and $5.19 in the first six months of 2019, compared to $1.71 and $4.69 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2019 by $47 million, or 16%, from the prior year period, to $255 million, reflecting a decrease in cash flow from operations, partially offset by an $5 million decrease in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Total revenue	$2,606	$2,561	$5,749	$5,651
Expenses
Compensation and benefits	1,501	1,494	3,085	3,110
Information technology	126	123	243	238
Premises	85	96	172	189
Depreciation of fixed assets	40	47	80	86
Amortization and impairment of intangible assets	97	282	194	392
Other general expenses	344	535	690	853
Total operating expenses	2,193	2,577	4,464	4,868
Operating income (loss)	413	(16)	1,285	783
Interest income	1	1	3	5
Interest expense	(77)	(69)	(149)	(139)
Other income (expense)	6	(3)	6	(18)
Income (loss) from continuing operations before income taxes	343	(87)	1,145	631
Income tax expense (benefit)	56	(144)	182	(30)
Net income from continuing operations	287	57	963	661
Net income from discontinued operations	—	1	—	7
Net income	287	58	963	668
Less: Net income attributable to noncontrolling interests	10	10	27	26
Net income attributable to Aon shareholders	$277	$48	$936	$642
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.14	$0.19	$3.85	$2.55
Discontinued operations	—	—	—	0.03
Net income	$1.14	$0.19	$3.85	$2.58
Weighted average ordinary shares outstanding - diluted	242.8	247.4	$243.2	248.8
Revenue
Total revenue increased by $45 million, or 2%, in the second quarter of 2019 compared to the second quarter of 2018. This increase reflects organic revenue growth of 6%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact related to divestitures, net of acquisitions. For the first six months of 2019, revenue increased by $98 million, or 2%, compared to the prior year period. This change reflects organic revenue growth of 6%, partially offset by a 4% unfavorable impact from foreign currency translation.
Commercial Risk Solutions revenue increased $1 million to $1,167 million in the second quarter of 2019, compared to $1,166 million in the second quarter of 2018. For the first six months of 2019, revenue decreased $65 million, or 3%, to $2,285 million, compared to $2,350 million in the first six months of 2018. Organic revenue growth was 6% in each of the second quarter of 2019 and the first six months of 2019 compared to the prior year periods, reflecting solid growth globally driven by strong new business generation and management of the renewal book portfolio.
Reinsurance Solutions revenue increased $40 million, or 11%, to $420 million in the second quarter of 2019, compared to $380 million in the second quarter of 2018. For the first six months of 2019, revenue increased $86 million, or 8%, to $1,208 million, compared to $1,122 million in the first six months of 2018. Organic revenue growth was 12% in the second quarter of 2019 and 10% in the first six months of 2019 compared to the prior year periods. Growth in both periods was driven by strong net new business generation globally in treaty, as well as strong growth globally in facultative placements. In addition, market impact was modestly positive on results in the both periods.
Retirement Solutions revenue decreased $12 million, or 3%, to $419 million in the second quarter of 2019, compared to $431 million in the second quarter of 2018. For the first six months of 2019, revenue decreased $16 million, or 2%, to $839 million, compared to $855 million in the first six months of 2018. Organic revenue growth was 1% in each of the second quarter of 2019 and the first six months of 2019 compared to the prior year periods, primarily driven by solid growth in delegated investment management and in our rewards and assessment businesses within the Human Capital practice, partially offset by an unfavorable impact from certain businesses that were divested in the second quarter.
Health Solutions revenue increased $8 million, or 3%, to $317 million in the second quarter of 2019, compared to $309 million in the second quarter of 2018. For the first six months of 2019, revenue increased $43 million, or 6%, to $803 million, compared to $760 million in the first six months of 2018. Organic revenue growth was 6% in the second quarter of 2019 and 5% in the first six months of 2019. Growth in both periods was driven by solid growth globally in health and benefits brokerage, highlighted by particular strength internationally in Asia and continental Europe.
Data & Analytic Services revenue increased $9 million, or 3%, to $286 million in the second quarter of 2019, compared to $277 million in the second quarter of 2018. For the first six months of 2019, revenue increased $51 million, or 9%, to $622 million, compared to $571 million in the first six months of 2018. Organic revenue growth was 4% in each of the second quarter of 2019 and the first six months of 2019 compared to the prior year periods, driven by growth globally across our Affinity business, with particular strength across both business and consumer solutions in the U.S.
Compensation and Benefits
Compensation and benefits increased $7 million in the second quarter of 2019 compared to the second quarter of 2018. This increase was primarily driven by a $45 million increase in restructuring charges and an increase in expense associated with 6% organic revenue growth, partially offset by a $53 million favorable impact from foreign currency translation, $19 million of incremental savings related to restructuring and other operational improvement initiatives, and an $11 million decrease in expenses related to divestitures, net of acquisitions. For the first six months of 2019, compensation and benefits decreased $25 million, or 1%, compared to the first six months of 2018. The decrease was primarily driven by a $122 million favorable impact from foreign currency translation, $67 million of incremental savings related to restructuring and other operational improvement initiatives, and a $20 million decrease in expenses related to divestitures, net of acquisitions, partially offset by a $36 million increase in restructuring charges and an increase in expense associated with 6% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $3 million, or 2%, in the second quarter of 2019 compared to the second quarter of 2018. This increase was primarily driven by an increase in investments supporting growth initiatives and an increase in expense associated with 6% organic revenue growth, partially offset by a $4 million decrease in restructuring charges. For the first six months of 2019, Information technology increased $5 million, or 2%, compared to the first six months of 2018. This increase was primarily driven by an increase in investments supporting growth initiatives and an increase in expense associated with 6% organic revenue growth, partially offset by a $6 million favorable impact from foreign currency translation, a $4 million decrease in expenses related to divestitures, net of acquisitions, and a $3 million decrease in restructuring charges.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $11 million, or 11%, in the second quarter of 2019 compared to the second quarter of 2018. This decrease was primarily driven by a $6 million decrease in restructuring charges, $5 million of incremental savings related to restructuring and other operational improvement initiatives, and a $4 million favorable impact from foreign currency translation. For the first six months of 2019, Premises decreased $17 million, or 9%, compared to the first six months of 2018. This decrease was primarily driven by $10 million of incremental savings related to restructuring and other operational improvement initiatives and an $8 million favorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $7 million, or 15%, in the second quarter of 2019 compared to the second quarter of 2018. This decrease was primarily driven by a $6 million decrease in restructuring charges. For the first six months of 2019, Depreciation of fixed assets decreased $6 million, or 7%, compared to the first six months of 2018. This decrease was primarily driven by a $7 million decrease in restructuring charges.

Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $185 million, or 66%, in the second quarter of 2019 compared to the second quarter of 2018, and decreased $198 million, or 51%, for the first six months of 2019 compared to the first six months of 2018. The prior year periods included a $176 million non-cash impairment charge related to certain assets and liabilities that were classified as held for sale.
Other General Expenses
Other general expenses in the second quarter of 2019 decreased $191 million, or 36%, compared to the second quarter of 2018 due primarily to a $103 million decrease in expense related to legacy litigation, a $97 million decrease in restructuring charges, $19 million of incremental savings related to restructuring and other operational improvement initiatives, and an $11 million favorable impact related to foreign currency translation, partially offset by an increase in expense associated with 6% organic revenue growth. For the first six months of 2019, Other general expenses decreased $163 million, or 19%, compared to the prior year period. This decrease was primarily driven by a $103 million decrease in expense related to legacy litigation, a $78 million decrease in restructuring charges, a $25 million favorable impact from foreign currency translation, and $10 million of incremental savings related to restructuring and other operational improvement initiatives, partially offset by an increase in expense associated with 6% organic revenue growth.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2019, Interest income was $1 million, similar to the prior year period. For the first six months of 2019, Interest income was $3 million, compared to $5 million during the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $77 million for the three months ended June 30, 2019, an increase of $8 million, or 12%, from the second quarter of 2018. For the first six months of 2019, Interest expense was $149 million, an increase of $10 million, or 7%, from the prior year period. The increase in both periods was due to higher outstanding debt.
Other Income (Expense)
Total other income was $6 million for the second quarter of 2019, compared to other expense of $3 million for the second quarter of 2018. Other income for the second quarter of 2019 primarily includes $11 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $5 million of pension and other postretirement income, a $2 million gain on sale of certain businesses, and $1 million of equity earnings, partially offset by $13 million of losses on financial instruments. Other expense of $3 million in the second quarter of 2018 primarily includes $27 million of losses on financial instruments and $7 million of pension and other postretirement expense, partially offset by $29 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $6 million for the first six months of 2019, compared to other expense of $18 million for the prior year period. Other income for the first six months of 2019 primarily includes $9 million of pension and other postretirement income and a $7 million gain on sale of certain businesses, partially offset by $12 million of losses on financial instruments.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the second quarter of 2019 was $343 million, a 494% increase from a loss from continuing operations before income taxes of $87 million in the second quarter of 2018, and income from continuing operations before income taxes was $1,145 million for the first six months of 2019, an 81% increase from $631 million from the first six months of 2018.
Income Taxes From Continuing Operations
The effective tax rates on net income from continuing operations were 16.3% and 165.5% for the second quarter of 2019 and 2018, respectively. The effective tax rates on net income from continuing operations were 15.9% and (4.8)% for the six months ended June 30, 2019 and 2018, respectively.
For the six months ended June 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain favorable discrete items, including the impact of share-based payments and changes in the assertion for unremitted earnings.

For the six months ended June 30, 2018, the tax rate was primarily driven by the geographical distribution of income including restructuring charges, legacy litigation and the impairment charge related to certain assets and liabilities classified as held for sale. In addition, certain discrete items favorably impacted the 2018 tax rate including the net tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale, the impact of share-based payments, changes in uncertain tax positions and the deferred remeasurement related to the anticipated acceleration of contributions to the qualified U.S. pension plan.
Net Income from Discontinued Operations
Net income from discontinued operations was $0 million in the first three and six months of 2019 compared to net income of $1 million and $7 million in the respective prior year periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2019 increased to $277 million, or $1.14 per diluted share, from $48 million, or $0.19 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2019 increased to $936 million, or $3.85 per diluted share, from $642 million, or $2.58 per diluted share, in the prior year period.
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

	Three Months Ended
	June 30, 2019	June 30, 2018	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,167	$1,166	—%	(3)%	—%	(3)%	6%
Reinsurance Solutions	420	380	11	(2)	1	—	12
Retirement Solutions	419	431	(3)	(3)	—	(1)	1
Health Solutions	317	309	3	(5)	—	2	6
Data & Analytic Services	286	277	3	(4)	—	3	4
Elimination	(3)	(2)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,606	$2,561	2%	(3)%	—%	(1)%	6%

	Six Months Ended
(millions)	Jun 30, 2019	Jun 30, 2018	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$2,285	$2,350	(3)%	(4)%	—%	(5)%	6%
Reinsurance Solutions	1,208	1,122	8	(2)	1	(1)	10
Retirement Solutions	839	855	(2)	(3)	—	—	1
Health Solutions	803	760	6	(5)	—	6	5
Data & Analytic Services	622	571	9	(4)	—	9	4
Elimination	(8)	(7)	N/A	N/A	N/A	N/A	N/A
Total revenue	$5,749	$5,651	2%	(4)%	—%	—%	6%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)
Fiduciary investment income for the three months ended June 30, 2019 and 2018, respectively, was $18 million and $12 million. Fiduciary investment income for the six months ended June 30, 2019 and 2018, respectively, was $37 million and $22 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of core operating performance of the Company.  Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements.
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue from continuing operations	$2,606	$2,561	$5,749	$5,651

Operating income from continuing operations - as reported	$413	$(16)	$1,285	$783
Amortization and impairment of intangible assets(1)	97	282	194	392
Restructuring	127	195	218	269
Legacy Litigation	—	103	—	103
Operating income from continuing operations - as adjusted	$637	$564	$1,697	$1,547

Operating margin from continuing operations - as reported	15.8%	(0.6)%	22.4%	13.9%
Operating margin from continuing operations - as adjusted	24.4%	22.0%	29.5%	27.4%

(1)	Included in the three and six months ended June 30, 2018 was a $176 million non-cash impairment charges taken on certain assets and liabilities held for sale.

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$413	$224	$637
Interest income	1	—	1
Interest expense	(77)	—	(77)
Other income (expense)	6	—	6
Income from continuing operations before income taxes	343	224	567
Income taxes (2)	56	46	102
Net income from continuing operations	287	178	465
Net income from discontinued operations (3)	—	—	—
Net income	287	178	465
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$277	$178	$455

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.14	$0.73	$1.87
Discontinued operations	—	—	—
Net income	$1.14	$0.73	$1.87

Weighted average ordinary shares outstanding - diluted	242.8	—	242.8
Effective Tax Rates (3)
Continuing Operations	16.3%		18.0%
Discontinued Operations	58.5%		58.5%

	Three Months Ended June 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income (loss) from continuing operations	$(16)	$580	$564
Interest income	1	—	1
Interest expense	(69)	—	(69)
Other income (expense) (1)	(3)	16	13
Income (loss) from continuing operations before income taxes	(87)	596	509
Income tax expense (benefit) (2)	(144)	219	75
Net income from continuing operations	57	377	434
Net income from discontinued operations (3)	1	(1)	—
Net income	58	376	434
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$48	$376	$424

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.19	$1.52	$1.71
Discontinued operations	—	—	—
Net income	$0.19	$1.52	$1.71

Weighted average ordinary shares outstanding - diluted	247.4	—	247.4
Effective Tax Rates (3)
Continuing Operations	165.5%		14.7%
Discontinued Operations	1.7%		63.7%

	Six Months Ended June 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,285	$412	$1,697
Interest income	3	—	3
Interest expense	(149)	—	(149)
Other income (expense)	6	—	6
Income from continuing operations before income taxes	1,145	412	1,557
Income taxes (2)	182	87	269
Net income from continuing operations	963	325	1,288
Net income from discontinued operations (3)	—	—	—
Net income	963	325	1,288
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$936	$325	$1,261

Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.85	$1.34	$5.19
Discontinued operations	—	—	—
Net income	$3.85	$1.34	$5.19

Weighted average ordinary shares outstanding - diluted	243.2	—	243.2
Effective Tax Rates (3)
Continuing Operations	15.9%		17.3%
Discontinued Operations	58.5%		58.5%

	Six Months Ended June 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$783	$764	$1,547
Interest income	5	—	5
Interest expense	(139)	—	(139)
Other income (expense) (1)	(18)	23	5
Income from continuing operations before income taxes	631	787	1,418
Income tax expense (benefit) (2)	(30)	255	225
Net income from continuing operations	661	532	1,193
Net income (loss) from discontinued operations (3)	7	(9)	(2)
Net income	668	523	1,191
Less: Net income attributable to noncontrolling interests	26	—	26
Net income attributable to Aon shareholders	$642	$523	$1,165

Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.55	$2.14	$4.69
Discontinued operations	0.03	(0.04)	(0.01)
Net income	$2.58	$2.10	$4.68

Weighted average ordinary shares outstanding - diluted	248.8	—	248.8
Effective Tax Rates (3)
Continuing Operations	(4.8)%		15.9%
Discontinued Operations	14.7%		49.3%

(1)	Adjusted Other income (expense) excludes Pension settlement charges of $16 million for the three months ended June 30, 2018 and $23 million for the six months ended June 30, 2018.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rate. In addition, tax expense excludes the tax impacts of the sale of the disposal group as well as enactment date impacts of the Tax Cuts and Jobs Act of 2017.

(3)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $1 million for the three months ended June 30, 2018 and $9 million for the six months ended June 30, 2018. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale, as applicable.

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

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Provided by Operating Activities	$361	$413
Capital Expenditures Used for Operations	(106)	(111)
Free Cash Flow Provided By Operations	$255	$302

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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.03 and an unfavorable impact of $0.15, respectively, on net income per diluted share during the three and six months ended June 30, 2019. Currency fluctuations had an unfavorable impact of $0.02 and a favorable impact of $0.14, respectively, on net income per diluted share during the three and six months ended June 30, 2018, when 2017 results were translated at 2018 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.18, respectively on adjusted net income per diluted share during the three and six months ended June 30, 2019. Currency fluctuations had no impact and a favorable impact of $0.19, respectively, on adjusted net income per diluted share during the three and six months ended June 30, 2018, when 2017 results were translated at 2018 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $4.8 billion and $3.9 billion at June 30, 2019 and December 31, 2018, respectively, and fiduciary receivables of $7.2 billion and $6.3 billion at June 30, 2019 and December 31, 2018, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2019, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of June 30, 2019 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$581	$—	$2,719	$3,300
Money market funds	—	235	2,121	2,356
Cash and short-term investments	581	235	4,840	5,656
Fiduciary receivables	—	—	7,231	7,231
Total	$581	$235	$12,071	$12,887
Cash and cash equivalents decreased $75 million in 2019. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided by operating activities	$361	$413
Cash provided (used for) investing activities	$(222)	$179
Cash used for financing activities	$(232)	$(798)
Effect of exchange rates changes on cash and cash equivalents	$18	$(63)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2019 decreased $52 million, or 13%, from the prior year period to $361 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $79 million for the six months ended June 30, 2019, as compared to $84 million for the six months ended June 30, 2018. For the remainder of 2019, we expect to contribute approximately $66 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, Aon initiated the Restructuring Plan in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019, including an estimated 5,000 to 5,600 total role eliminations. In the second quarter of 2019, Aon updated the Restructuring Plan for additional opportunities that were identified in the quarter, which are expected to result in an additional estimated charges of $125 million in 2019.
The Restructuring Plan is expected to result in cumulative charges of approximately $1,350 million through the end of the plan, consisting of approximately $530 million in employee termination costs, $130 million in technology rationalization costs, $80 million in lease consolidation costs, $45 million in non-cash asset impairments, and $565 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through June 30, 2019, the Company has eliminated 5,091 positions and incurred total charges of $1,200 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred through June 30, 2019 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type may be revised in future periods as these assumptions are updated:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$78	$102	$516	$14	$530
Technology rationalization (2)	4	15	95	35	130
Lease consolidation (2)	5	14	50	30	80
Asset impairments	2	2	41	4	45
Other costs associated with restructuring and separation (2) (3)	38	85	498	67	565
Total restructuring and related expenses	$127	$218	$1,200	$150	$1,350

(1)
Actual costs, when incurred, may vary due to changes in the assumptions built into the Restructuring Plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives. Estimated Total Costs includes $100 million of non-cash charges.

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs, respectively, associated with restructuring and separation were for the three months ended June 30, 2019, $2 million, $4 million, and $1 million; for the six months ended June 30, 2019, were $3 million, $13 million, and $3 million; and since inception of the Restructuring Plan, were $9 million, $46 million, and $91 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, are $15 million, $80 million, and $95 million, respectively.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

As of June 30, 2019, the changes in our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2018	$201
Expensed	204
Cash payments	(222)
Foreign currency translation	1
Balance as of June 30, 2019	$184
Investing Activities
Cash flow used for investing activities was $222 million during the six months ended June 30, 2019, a decrease of $401 million compared to the prior year period. The primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $63 million as compared to December 31, 2018. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first six months of 2019, the Company completed the acquisition of one business for a total consideration of $22 million and four businesses were sold for $7 million.
During the first six months of 2018, the Company completed the acquisition of five businesses for a total consideration of $59 million and the sale of one business for an insignificant amount.

Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $106 million and $111 million for the six months ended June 30, 2019 and 2018, respectively, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2019 was $232 million, a decrease of $566 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Shares repurchased	5.8	2.8	6.4	6.7
Average price per share	$183.23	$141.23	$181.07	$141.06
Costs recorded to retained earnings:
Total repurchase cost	$1,050	$400	$1,150	$950
Additional associated costs	6	2	7	5
Total costs recorded to retained earnings	$1,056	$402	$1,157	$955
At June 30, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $2.8 billion. Under the Repurchase Program, we have repurchased a total of 124.6 million shares for an aggregate cost of approximately $12.2 billion. For further information regarding share repurchases made during the second quarter of 2019, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2019 was $7.6 billion, an increase of $1.3 billion compared to December 31, 2018. Further, commercial paper activity during the six months ended June 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Total issuances (1)	$1,947	$1,746	$2,816	$2,551
Total repayments	$(1,533)	$(1,321)	(2,227)	(1,732)
Net issuances	$414	$425	$589	$819

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On May 2, 2019, Aon Corporation issued $750 million 3.75% Senior Notes due May 2029. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
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

Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the High Court of Justice in England. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2019 and December 31, 2018, we had distributable reserves in excess of $2.4 billion and $2.2 billion, respectively. On July 16, 2019, we received approval from the High Court of Justice in England to complete a reduction in share capital to create distributable reserves of $31 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under U.K. law. We believe that we will have sufficient distributable reserves for the foreseeable future.
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
As of June 30, 2019, we had two committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $400 million multi-currency U.S. credit facility expiring in October 2022.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2019, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended June 30, 2019.
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
The major rating agencies’ ratings of our debt at July 26, 2019 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2024. As of June 30, 2019, the undiscounted maximum potential future payments under the lease guarantee were $77 million, with an estimated fair value of $15 million. No cash payments were made in connection to the lease commitments during the three and six months ended June 30, 2019.

Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2019, the undiscounted maximum potential future payments under the performance guarantees were $170 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2019.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $74 million at June 30, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $102 million at June 30, 2019, compared to $103 million at December 31, 2018.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 17 “Claims, Lawsuits, and Other Contingencies” to the Financial Statements contained in Part I, Item 1 of this report, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
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
Lease consolidation costs

Where we have provided notice of cancellation pursuant to a lease agreement, we remove the associated right-of-use asset and the related lease liability, including any additional termination penalties incurred that were not previously included within the liability. To the extent that the associated right-of-use assets and lease liabilities are removed, a corresponding loss is recorded.

For properties where we plan to permanently cease use of a space and have the intent and ability to sublease the property, we will test the right-of-use asset for impairment to determine if a loss has occurred. The test for impairment will adjust the book value of the asset based on the net present value of the future cash flows expected from a sublease agreement using current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we may record an additional impairment to reflect actual outcomes.

For properties where we plan to permanently cease use of a space and have no intention of reoccupying or subleasing the property, the amortization related to the right-of-use asset will be accelerated and recognized on a straight-line basis from the date that we commit to a plan to abandon the space through the date we permanently exit the property.

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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2019, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2019 and 2020, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.03 impact and an unfavorable $0.15 impact, respectively, during the three and six months ended June 30, 2019. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.05 impact and an unfavorable $0.18 impact, respectively, during the three and six months ended June 30, 2019 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2019.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/19 - 4/30/19	352,308	$172.82	352,308	$3,812,638,339
5/1/19 - 5/31/19	2,908,935	$178.97	2,908,935	$3,292,040,277
6/1/19 - 6/30/19	2,469,273	$189.74	2,469,273	$2,823,525,949
	5,730,516	$183.23	5,730,516	$2,823,525,949

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.

We did not make any unregistered sales of equity in the second quarter of 2019.
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

Aon plc
(Registrant)

July 26, 2019	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Association of Aon plc
10.1#	Aon plc 2011 Incentive Plan, as amended and restated effective March 29, 2019.
10.2#	Aon plc Senior Executive Combined Severance and Change in Control Plan, as amended and restated effective June 21, 2019.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
# Indicates a management contract or compensatory plan or arrangement.