Form 10-Q
period 2019-09-30
Aon plc
filed 2019-10-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 24, 2019:  234,137,408

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Total revenue	$2,379	$2,349	$8,128	$8,000
Expenses
Compensation and benefits	1,368	1,392	4,453	4,502
Information technology	120	125	363	363
Premises	76	94	248	283
Depreciation of fixed assets	44	40	124	126
Amortization and impairment of intangible assets	101	100	295	492
Other general expense	310	336	1,000	1,189
Total operating expenses	2,019	2,087	6,483	6,955
Operating income	360	262	1,645	1,045
Interest income	1	—	4	5
Interest expense	(78)	(69)	(227)	(208)
Other income (expense)	2	1	8	(17)
Income from continuing operations before income taxes	285	194	1,430	825
Income tax expense	56	39	238	9
Net income from continuing operations	229	155	1,192	816
Net income (loss) from discontinued operations	(1)	(2)	(1)	5
Net income	228	153	1,191	821
Less: Net income attributable to noncontrolling interests	6	6	33	32
Net income attributable to Aon shareholders	$222	$147	$1,158	$789

Basic net income per share attributable to Aon shareholders
Continuing operations	$0.94	$0.61	$4.83	$3.18
Discontinued operations	—	(0.01)	—	0.02
Net income	$0.94	$0.60	$4.83	$3.20
Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.93	$0.61	$4.79	$3.17
Discontinued operations	—	(0.01)	—	0.02
Net income	$0.93	$0.60	$4.79	$3.19
Weighted average ordinary shares outstanding - basic	236.9	244.0	239.9	246.2
Weighted average ordinary shares outstanding - diluted	239.1	245.6	241.9	247.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$228	$153	$1,191	$821
Less: Net income attributable to noncontrolling interests	6	6	33	32
Net income attributable to Aon shareholders	222	147	1,158	789
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(2)	1	(3)	14
Foreign currency translation adjustments	(212)	(50)	(182)	(263)
Postretirement benefit obligation	17	(62)	62	108
Total other comprehensive loss	(197)	(111)	(123)	(141)
Less: Other comprehensive loss attributable to noncontrolling interests	(4)	(3)	(2)	(6)
Total other comprehensive loss attributable to Aon shareholders	(193)	(108)	(121)	(135)
Comprehensive income attributable to Aon shareholders	$29	$39	$1,037	$654
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$602	$656
Short-term investments	177	172
Receivables, net	2,866	2,760
Fiduciary assets	11,041	10,166
Other current assets	631	618
Total current assets	15,317	14,372
Goodwill	8,071	8,171
Intangible assets, net	874	1,149
Fixed assets, net	606	588
Operating lease right-of-use assets	913	—
Deferred tax assets	611	561
Prepaid pension	1,213	1,133
Other non-current assets	562	448
Total assets	$28,167	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,499	$1,943
Short-term debt and current portion of long-term debt	1,148	251
Fiduciary liabilities	11,041	10,166
Other current liabilities	1,163	936
Total current liabilities	14,851	13,296
Long-term debt	6,120	5,993
Non-current operating lease liabilities	922	—
Deferred tax liabilities	209	181
Pension, other postretirement, and postemployment liabilities	1,551	1,636
Other non-current liabilities	953	1,097
Total liabilities	24,606	22,203

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2019 - 234.1; 2018 - 240.1)	2	2
Additional paid-in capital	6,084	5,965
Retained earnings	1,436	2,093
Accumulated other comprehensive loss	(4,030)	(3,909)
Total Aon shareholders' equity	3,492	4,151
Noncontrolling interests	69	68
Total equity	3,561	4,219
Total liabilities and equity	$28,167	$26,422
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	5,960	2,555	(3,740)	87	4,862
Net income	—	—	277	—	10	287
Shares issued - employee stock compensation plans	0.6	(47)	—	—	—	(47)
Shares purchased	(5.8)	—	(1,056)	—	—	(1,056)
Share-based compensation expense	—	91	—	—	—	91
Dividends to shareholders ($0.44 per share)	—	—	(107)	—	—	(107)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net postretirement benefit obligation	—	—	—	14	—	14
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(20)	(20)
Balance at June 30, 2019	235.7	6,004	1,669	(3,837)	77	3,913
Net income	—	—	222	—	6	228
Shares issued - employee stock compensation plans	0.2	10	(1)	—	—	9
Shares purchased	(1.8)	—	(350)	—	—	(350)
Share-based compensation expense	—	72	—	—	—	72
Dividends to shareholders ($0.44 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	(2)	—	(2)
Net foreign currency translation adjustments	—	—	—	(208)	(4)	(212)
Net postretirement benefit obligation	—	—	—	17	—	17
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at September 30, 2019	234.1	$6,086	$1,436	$(4,030)	$69	$3,561

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2018	247.6	$5,777	$2,795	$(3,497)	$65	$5,140
Net income	—	—	594	—	16	610
Shares issued - employee stock compensation plans	1.5	(109)	—	—	—	(109)
Shares purchased	(3.9)	—	(553)	—	—	(553)
Share-based compensation expense	—	77	—	—	—	77
Dividends to shareholders ($0.36 per share)	—	—	(89)	—	—	(89)
Net change in fair value of financial instruments	—	—	—	14	—	14
Net foreign currency translation adjustments	—	—	—	244	3	247
Net postretirement benefit obligation	—	—	—	48	—	48
Balance at March 31, 2018	245.2	5,745	2,747	(3,191)	84	5,385
Net income	—	—	48	—	10	58
Shares issued - employee stock compensation plans	0.6	(41)	—	—	—	(41)
Shares purchased	(2.8)	—	(402)	—	—	(402)
Share-based compensation expense	—	70	—	—	—	70
Dividends to shareholders ($0.40 per share)	—	—	(98)	—	—	(98)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	(454)	(6)	(460)
Net postretirement benefit obligation	—	—	—	122	—	122
Purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Balance at June 30, 2018	243.0	5,774	2,295	(3,524)	73	4,618
Net income	—	—	147	—	6	153
Shares issued - employee stock compensation plans	0.3	11	(1)	—	—	10
Shares purchased	(2.1)	—	(301)	—	—	(301)
Share-based compensation expense	—	67	—	—	—	67
Dividends to shareholders ($0.40 per share)	—	—	(98)	—	—	(98)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(47)	(3)	(50)
Net postretirement benefit obligation	—	—	—	(62)	—	(62)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at September 30, 2018	241.2	$5,852	$2,042	$(3,632)	$66	$4,328
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(millions)	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net income	$1,191	$821
Less: Net income (loss) from discontinued operations	(1)	5
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(8)	4
Depreciation of fixed assets	124	126
Amortization and impairment of intangible assets	295	492
Share-based compensation expense	252	214
Deferred income taxes	(44)	(128)
Change in assets and liabilities:
Fiduciary receivables	174	766
Short-term investments — funds held on behalf of clients	(1,285)	(731)
Fiduciary liabilities	1,111	(35)
Receivables, net	(167)	(11)
Accounts payable and accrued liabilities	(385)	(331)
Restructuring reserves	(62)	14
Current income taxes	3	(137)
Pension, other postretirement and postemployment liabilities	(127)	(223)
Other assets and liabilities	90	139
Cash provided by operating activities	1,163	975
Cash flows from investing activities
Proceeds from investments	33	30
Payments for investments	(94)	(65)
Net sales (purchases) of short-term investments — non-fiduciary	(7)	356
Acquisition of businesses, net of cash acquired	(39)	(50)
Sale of businesses, net of cash sold	43	(8)
Capital expenditures	(167)	(179)
Cash provided by (used for) investing activities	(231)	84
Cash flows from financing activities
Share repurchase	(1,507)	(1,272)
Issuance of shares for employee benefit plans	(133)	(139)
Issuance of debt	4,918	3,960
Repayment of debt	(3,858)	(3,498)
Cash dividends to shareholders	(307)	(285)
Noncontrolling interests and other financing activities	(81)	(21)
Cash used for financing activities	(968)	(1,255)
Effect of exchange rates on cash and cash equivalents	(18)	(76)
Net decrease in cash and cash equivalents	(54)	(272)
Cash and cash equivalents at beginning of period	656	756
Cash and cash equivalents at end of period	$602	$484
Supplemental disclosures:
Interest paid	$196	$172
Income taxes paid, net of refunds	$279	$274

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with United States U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2019.
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
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allowed a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance was effective for the Company in the first quarter of 2019. For the three and nine months ended September 30, 2019, there was no impact on the net income of the Company as Aon did not elect to reclassify stranded tax effects on the Condensed Consolidated Statement of Financial Position. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance on targeted improvements to accounting for hedging activities. The new guidance amended its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminated the requirement to separately measure and report hedge ineffectiveness and required the effect of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance was effective for Aon in the first quarter of 2019 and the Company adopted it on a modified retrospective basis with no cumulative effect adjustment to accumulated other comprehensive income or corresponding adjustment to Retained earnings. Changes to the Condensed Consolidated Statement of Income and financial statement disclosures were applied prospectively. Under the new guidance, gains or losses on certain derivative hedging instruments are recognized in Revenue, as opposed to Other income (expense) under the previous guidance. For the three and nine months ended September 30, 2019, the adoption of this guidance had no impact on the net income and an insignificant impact on the operating income of the Company.

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
The Company adopted the new standard as of January 1, 2019, using the modified retrospective approach for all leases existing at, or entered into after, the period of adoption. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the notes to the financial statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Condensed Consolidated Statement of Financial Position as of September 30, 2019.
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

As a result of applying the modified retrospective approach to adopt the new leasing standard, the following adjustments were made to the Condensed Consolidated Statement of Financial Position as of January 1, 2019 (in millions):

	December 31, 2018		January 1, 2019
	As Reported	Adjustments	As Adjusted
Assets
Operating lease right-of-use assets	$—	$1,021	$1,021
Other non-current assets	$448	$78	$526

Liabilities
Other current liabilities	$936	$219	$1,155
Non-current operating lease liabilities	$—	$1,014	$1,014
Other non-current liabilities	$1,097	$(134)	$963

Accounting Standards Issued But Not Yet Adopted
Cloud Computing Arrangements
In August 2018, the FASB issued new accounting guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The new guidance aligns capitalization requirements for certain implementation costs incurred in cloud computing arrangements with existing requirements for capitalizing implementation costs for internal-use software. These costs will be deferred over the term of the hosting arrangement, including any optional renewal periods the entity is reasonably certain to exercise. An entity may apply the new guidance on either a prospective or retrospective basis. The new guidance is effective for Aon in the first quarter of 2020 with early adoption permitted. The Company does not expect there to be a significant impact on the Financial Statements and will adopt the new accounting guidance in the first quarter of 2020 on a prospective basis for all implementation costs incurred after the date of initial adoption.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. An entity will apply the new guidance on a prospective basis. The new guidance is effective for Aon in the first quarter of 2020 and early adoption is permitted. The Company does not expect there to be a significant impact on the Financial Statements and will adopt the new guidance in the first quarter of 2020.
Credit Losses
In June 2016, the FASB issued a new accounting standard on the measurement of credit losses on financial instruments. The new standard replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new standard through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The new standard is effective for Aon in the first quarter of 2020 with early adoption permitted. The Company does not expect there to be a significant impact on the Financial Statements and will adopt the new accounting standard in the first quarter of 2020.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Commercial Risk Solutions	$1,057	$1,029	$3,342	$3,379
Reinsurance Solutions	291	279	1,499	1,401
Retirement Solutions	484	501	1,323	1,356
Health Solutions	279	278	1,082	1,038
Data & Analytic Services	271	263	893	834
Elimination	(3)	(1)	(11)	(8)
Total revenue	$2,379	$2,349	$8,128	$8,000
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
United States	$1,209	$1,215	$3,516	$3,456
Americas other than United States	256	203	723	683
United Kingdom	358	264	1,210	1,161
Europe, Middle East, & Africa other than United Kingdom	283	399	1,793	1,871
Asia Pacific	273	268	886	829
Total revenue	$2,379	$2,349	$8,128	$8,000

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Balance at beginning of period	$216	$216	$329	$298
Additions	326	332	1,008	1,043
Amortization	(299)	(305)	(1,095)	(1,090)
Impairment	—	—	—	—
Foreign currency translation and other	(4)	5	(3)	(3)
Balance at end of period	$239	$248	$239	$248

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Balance at beginning of period	$161	$144	$156	$145
Additions	14	16	40	37
Amortization	(11)	(9)	(33)	(30)
Impairment	—	—	—	—
Foreign currency translation and other	(1)	(1)	—	(2)
Balance at end of period	$163	$150	$163	$150

4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At September 30, 2019, Cash and cash equivalents and Short-term investments were $779 million compared to $828 million at December 31, 2018, a decrease of $49 million. Of the total balances, $96 million and $91 million were restricted as to their use at September 30, 2019 and December 31, 2018, respectively. Included within Short-term investments as of September 30, 2019 and December 31, 2018 were £42.7 million ($52.6 million at September 30, 2019 exchange rates and $53.9 million at December 31, 2018 exchange rates) of operating funds required to be held by the Company in the United Kingdom (the “U.K.”) by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Foreign currency remeasurement	$17	$3	$17	$16
Disposal of businesses	1	(3)	8	(4)
Pension and other postretirement	3	—	12	(5)
Equity earnings	1	1	3	3
Financial instruments	(20)	—	(32)	(27)
Total	$2	$1	$8	$(17)

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Balance at beginning of period	$65	$62	$64	$59
Provision charged to Other general expense	7	9	19	21
Accounts written off, net of recoveries	(6)	(8)	(17)	(17)
Foreign currency translation and other	1	3	1	3
Balance at end of period	$67	$66	$67	$66

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2019	December 31, 2018
Costs to fulfill contracts with customers (1)	$239	$329
Prepaid expenses	123	97
Taxes receivable	177	113
Other (2)	92	79
Total	$631	$618

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	December 31, 2018 includes $12 million previously classified as “Receivables from the Divested Business”.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2019	December 31, 2018
Costs to obtain contracts with customers (1)	$163	$156
Taxes receivable	100	100
Leases (2)	106	—
Investments	52	54
Other	141	138
Total	$562	$448

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Refer to Note 20 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2019	December 31, 2018
Deferred revenue (1)	$256	$251
Leases (2)	218	—
Taxes payable	152	83
Other	537	602
Total	$1,163	$936

(1)
During the three and nine months ended September 30, 2019, $144 million and $385 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2018, $133 million and $348 million, respectively, was recognized in the Condensed Consolidated Statements of Income.

(2)	Refer to Note 20 “Lease Commitments” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2019	December 31, 2018
Taxes payable (1)	$578	$585
Leases	82	169
Deferred revenue	59	65
Compensation and benefits	48	56
Other	186	222
Total	$953	$1,097

(1) Includes $218 million and $240 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of September 30, 2019 and December 31, 2018, respectively.
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
The financial results of the Divested Business for the three and nine months ended September 30, 2019 and 2018 are presented as Net income (loss) from discontinued operations on the Company’s Condensed Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Expenses
Total operating expenses	$1	$4	$2	$7
Loss from discontinued operations before income taxes	(1)	(4)	(2)	(7)
Income tax benefit	—	(2)	(1)	(3)
Net loss from discontinued operations excluding gain	(1)	(2)	(1)	(4)
Gain on sale of discontinued operations, net of tax	—	—	—	9
Net income (loss) from discontinued operations	$(1)	$(2)	$(1)	$5

There were no cash or cash equivalents of discontinued operations at September 30, 2019.
7. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019. The Company also estimates there to be 5,400 to 5,600 total role eliminations associated with the Restructuring Plan. In the second quarter of 2019, Aon updated the Restructuring Plan for additional opportunities that were identified in the quarter, which are expected to result in additional estimated charges of $125 million in 2019.
The Restructuring Plan is expected to result in cumulative charges of approximately $1,350 million through the end of the plan, consisting of approximately $550 million in workforce reduction, $125 million in technology rationalization costs, $80 million in lease consolidation costs, $50 million in non-cash asset impairments, and $545 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through September 30, 2019, the Company has eliminated 5,353 positions and incurred total charges of $1,263 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expense in the accompanying Condensed Consolidated Statements of Income.
The following table summarizes restructuring and separation costs by type that have been incurred through September 30, 2019 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type have been revised based on updated assumptions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$9	$111	$525	$25	$550
Technology rationalization (2)	14	29	109	16	125
Lease consolidation (2)	3	17	53	27	80
Asset impairments	5	7	46	4	50
Other costs associated with restructuring and separation (2) (3)	32	117	530	15	545
Total restructuring and related expenses	$63	$281	$1,263	$87	$1,350

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs, respectively, associated with restructuring and separation for the three months ended September 30, 2019 were $9 million, $2 million, and $18 million; for the nine months ended September 30, 2019, were $12 million, $15 million, and $21 million; and since inception of the Restructuring Plan, were $18 million, $48 million, and $109 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, are $20 million, $80 million, and $116 million, respectively.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of September 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$201
Expensed	260
Cash payments	(322)
Foreign currency translation	(1)
Balance as of September 30, 2019	$138
8. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed three acquisitions during the nine months ended September 30, 2019 and five acquisitions during the nine months ended September 30, 2018. The following table includes the fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Nine Months Ended September 30, 2019
Consideration Transferred	$42
Deferred and contingent consideration	8
Aggregate consideration transferred	$50

Assets acquired
Cash and cash equivalents	$4
Receivables, net	1
Goodwill	33
Intangible assets, net	22
Fixed assets, net	1
Other assets	13
Total assets acquired	74
Liabilities assumed
Current liabilities	18
Other non-current liabilities	6
Total liabilities assumed	24
Net assets acquired	$50

The results of operations of these acquisitions are included in the Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2019 Acquisitions
On July 31, 2019, the Company completed the transaction to acquire Ovatio Courtage SAS, an insurance broker based in France.
On July 31, 2019, the Company completed the transaction to acquire Zalba-Caldu Correduria de Seguros, S.A., a Spanish insurance broker.

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
Completed Dispositions
The Company completed two dispositions during the three months ended September 30, 2019 and six dispositions during the nine months ended September 30, 2019. The Company completed two dispositions during the three months ended September 30, 2018 and three dispositions during the nine months ended September 30, 2018.
Total pretax gains recognized for the three and nine months ended September 30, 2019 were $1 million and $8 million, respectively. Total losses, net of gains, recognized for the three and nine months ended September 30, 2018 were $3 million and $4 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
9. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2019 are as follows (in millions):

Balance as of December 31, 2018	$8,171
Goodwill related to current year acquisitions	33
Goodwill related to disposals	(10)
Goodwill related to prior year acquisitions	2
Foreign currency translation and other	(125)
Balance as of September 30, 2019	$8,071

Other intangible assets by asset class are as follows (in millions):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer related and contract based	$2,229	$1,531	$698	$2,240	$1,444	$796
Tradenames	1,025	899	126	1,027	740	287
Technology and other	375	325	50	391	325	66
Total	$3,629	$2,755	$874	$3,658	$2,509	$1,149

The estimated future amortization for finite lived intangible assets as of September 30, 2019 is as follows (in millions):

Remainder of 2019	$96
2020	220
2021	126
2022	86
2023	76
2024	59
Thereafter	211
Total	$874

10. Debt
Notes
In September 2019, the Company’s $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Revolving Credit Facilities
As of September 30, 2019, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $400 million multi-currency U.S. credit facility expiring in October 2022 (collectively, the “2022 Facilities”). On October 19, 2019, the Company extended the $400 million multi-currency U.S. credit facility expiring in October 2022 by one year, and it will now expire in October 2023.
Each of these facilities includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2019, Aon did not have borrowings under the 2022 Facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended September 30, 2019.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program and Aon plc has established a European multi-currency commercial paper program. Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at September 30, 2019. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European multi-currency commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	September 30, 2019	December 31, 2018
Commercial paper outstanding	$546	$250

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Weighted average commercial paper outstanding	$656	$820	541	$566
Weighted average interest rate of commercial paper outstanding	0.15%	0.79%	0.43%	0.83%

11. Income Taxes
The effective tax rates on net income from continuing operations were 19.6% and 16.6% for the three and nine months ended September 30, 2019, respectively. The effective tax rates on net income from continuing operations were 20.1% and 1.1% for the three and nine months ended September 30, 2018, respectively.
For the three months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain discrete items.
For the three months ended September 30, 2018, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including return to accrual adjustments and changes in the assertion for unremitted earnings.
For the nine months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, as well as certain favorable discrete items, primarily the impact of shared-based payments and changes in the assertion for unremitted earnings.
For the nine months ended September 30, 2018, the tax rate was primarily driven by the geographical distribution of income including restructuring charges, legacy litigation, and the impairment charge related to certain assets and liabilities previously classified as held for sale. The tax rate was also impacted by certain discrete items including the net tax benefit associated with the sale of certain assets and liabilities previously classified as held for sale, the impact of share-based payments, and changes in the assertion for unremitted earnings.
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
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2019 (1)	2018	2019 (1)	2018
Shares repurchased	1.8	2.1	8.2	8.8
Average price per share	$190.83	$145.71	$183.26	$142.15
Costs recorded to retained earnings
Total repurchase cost	$350	$300	$1,500	$1,250
Additional associated costs	—	1	7	6
Total costs recorded to retained earnings	$350	$301	$1,507	$1,256

(1)
Included in the 1.8 million and 8.2 million shares repurchased during the three and nine months ended September 30, 2019, respectively, were 25 thousand shares that did not settle until October 2019. These shares were settled at an average price per share of $193.91 and total cost of $4.8 million.

At September 30, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $2.5 billion. Under the Repurchase Program, the Company has repurchased a total of 126.5 million shares for an aggregate cost of approximately $12.5 billion.

Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Basic weighted average ordinary shares outstanding	236.9	244.0	239.9	246.2
Dilutive effect of potentially issuable shares	2.2	1.6	2.0	1.5
Diluted weighted average ordinary shares outstanding	239.1	245.6	241.9	247.7

Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2019 or September 30, 2018.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income (loss) before reclassifications, net	(12)	(180)	2	(190)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	12	—	79	91
Tax expense	(3)	—	(19)	(22)
Amounts reclassified from accumulated other comprehensive income, net	9	—	60	69
Net current period other comprehensive income (loss)	(3)	(180)	62	(121)
Balance at September 30, 2019	$(18)	$(1,499)	$(2,513)	$(4,030)

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
13. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30
	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	26	26	27	24	6	6
Expected return on plan assets, net of administration expenses	(46)	(46)	(34)	(36)	(9)	(11)
Amortization of prior-service cost	—	1	1	—	—	—
Amortization of net actuarial loss	7	6	13	15	3	3
Net periodic (benefit) cost	(13)	(13)	7	3	—	(2)
Loss on pension settlement	—	9	—	—	—	—
Total net periodic (benefit) cost	$(13)	$(4)	$7	$3	$—	$(2)

	Nine Months Ended September 30
	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	81	84	81	74	20	20
Expected return on plan assets, net of administration expenses	(143)	(147)	(102)	(108)	(29)	(34)
Amortization of prior-service cost	1	1	2	1	—	—
Amortization of net actuarial loss	22	21	40	45	9	9
Net periodic (benefit) cost	(39)	(41)	21	12	—	(5)
Loss on pension settlement	—	32	—	—	—	—
Total net periodic (benefit) cost	$(39)	$(9)	$21	$12	$—	$(5)
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed during 2018. For the nine months ended September 30, 2018, lump sum payments from plan assets of £125 million ($164 million using September 30, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the third quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £108 million ($143 million using September 30, 2018 exchange rates), as well as a non-cash settlement charge of £7 million ($9 million using average September 30, 2018 exchange rates) in the third quarter of 2018 and £24 million ($32 million using average exchange rates) for the nine months ended September 30, 2018.
Contributions
The Company expects to make total cash contributions of approximately $80 million, $46 million, and $19 million, based on exchange rates as of December 31, 2018, to its significant U.K., U.S., and other major pension plans, respectively, during 2019. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Contributions to U.K. pension plans	$19	$27	$65	$75
Contributions to U.S. pension plans (1)	7	108	30	133
Contributions to other major pension plans	3	3	13	14
Total contributions	$29	$138	$108	$222

(1)
Includes the Company’s contribution to the qualified U.S. pension plan of $100 million for the three and nine months ended September 30, 2018, which allowed the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.

14. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Restricted share units (“RSUs”)	$42	$41	$155	$145
Performance share awards (“PSAs”)	28	24	90	63
Employee share purchase plans	2	2	7	6
Total share-based compensation expense	$72	$67	$252	$214

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

The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	4,208	$120	4,849	$104
Granted	1,225	$174	1,409	$140
Vested	(1,551)	$112	(1,772)	$97
Forfeited	(164)	$128	(158)	$111
Non-vested at end of period	3,718	$141	4,328	$118

(1)	Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $384 million as of September 30, 2019, with a remaining weighted average amortization period of approximately 2.1 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2019 and the years ended December 31, 2018 and 2017, respectively (shares in thousands and dollars in millions, except fair value):

	September 30, 2019	December 31, 2018	December 31, 2017
Target PSAs granted during period	467	564	548
Weighted average fair value per share at date of grant	$164	$134	$114
Number of shares that would be issued based on current performance levels	458	958	1,057
Unamortized expense, based on current performance levels	$61	$54	$10

15. Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures. The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers, or other transactions denominated in a currency that differs from its functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than 2 years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Foreign exchange contracts
Accounted for as hedges	$607	$646	$10	$17	$1	$2
Not accounted for as hedges (3)	313	269	—	1	1	6
Total	$920	$915	$10	$18	$2	$8

(1)
Included within Other current assets ($3 million at September 30, 2019 and $3 million at December 31, 2018) or Other non-current assets ($7 million at September 30, 2019 and $15 million at December 31, 2018).

(2)	Included within Other current liabilities ($2 million at September 30, 2019 and $5 million at December 31, 2018) or Other non-current liabilities ($3 million at December 31, 2018).

(3)	These contracts typically are for 30 day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Financial Statements are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Loss recognized in Accumulated other comprehensive loss	$(6)	$(3)	$(14)	$(14)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Total revenue (1)	$(4)	$—	$(11)	$—
Compensation and benefits	—	—	—	1
Other general expense	—	—	—	(2)
Interest expense	—	—	(1)	(1)
Other income (expense) (1)	—	(3)	—	(7)
Total	$(4)	$(3)	$(12)	$(9)

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
During the three and nine months ended September 30, 2019, the Company recorded losses of $16 million and $20 million, respectively, in Other income (expense) for foreign exchange derivatives not accounted for as hedges. During the three and nine months ended September 30, 2018, the Company recorded losses of $4 million and $15 million, respectively, in Other income (expense) for foreign exchange derivatives not accounted for as hedges.

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
The Company had €500 million ($546 million at September 30, 2019 exchange rates) and €220 million ($250 million at December 31, 2018 exchange rates) of outstanding euro-denominated commercial paper at September 30, 2019 and December 31, 2018, respectively, designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non derivative hedging instrument was $38 million and $21 million, as of September 30, 2019 and December 31, 2018, respectively.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2019 and 2018.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,851	$1,851	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$3	$—	$3	$—

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,759	$1,759	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in either the nine months ended September 30, 2019 or 2018. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during either the nine months ended September 30, 2019 or 2018, related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$599	$617	$—	$—
Long-term debt	$6,120	$6,915	$5,993	$6,159

17. Claims, Lawsuits, and Other Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions (“E&O”) claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expense in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.
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
Current Matters
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund.  In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid. No lawsuit naming Aon as a party was filed, although a tolling agreement was entered. The High Court decision says that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amount to approximately £45 million ($55 million at September 30, 2019 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants seek damages of approximately £70 million ($86 million at September 30, 2019 exchange rates) plus interest and costs. In February 2018, the claimants instructed new lawyers and added their previous lawyers as defendants to the Aon lawsuit. Claimants have alleged that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High Court and Court of Appeal proceedings. Aon believes that it has meritorious defenses and intends to vigorously defend itself against this claim.
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($333 million at September 30, 2019 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Settled/Closed Matters
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand. LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010 to June 30, 2011. LPC contended that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes. LPC claimed damages of approximately NZD 184 million ($116 million at September 30, 2019 exchange rates) plus interest and costs. In April 2019, the case was settled with no admission of liability on the part of Aon. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2019, the undiscounted maximum potential future payments under the lease guarantee is $74 million, with an estimated fair value of $14 million. No cash payments were made in connection to the lease commitments during the three and nine months ended September 30, 2019.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2019, the undiscounted maximum potential future payments under the performance guarantees were $160 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2019.

Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $71 million at September 30, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2019 compared to $103 million at December 31, 2018.
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
In addition, Aon Corporation entered into an agreement pursuant to which it guaranteed the obligations of Aon plc arising under the 4.25% Notes due December 2042 exchanged for Aon Corporation’s outstanding 8.205% Notes due January 2027, and has also guaranteed the obligations of Aon plc arising under the 4.45% Notes due May 2043, the 4.00% Notes due November 2023, the 2.875% Notes due May 2026, the 3.50% Notes due June 2024, the 4.60% Notes due June 2044, the 4.75% Notes due May 2045, the 2.80% Notes due March 2021, and the 3.875% Notes due December 2025 (collectively, the “Aon plc Notes”). In each case, the guarantee of Aon Corporation is full and unconditional. There are no subsidiaries of Aon plc, other than Aon Corporation, that are guarantors of the Aon plc Notes. As a result of the existence of these guarantees, the Company has elected to present the financial information set forth in this footnote in accordance with Rule 3-10 of Regulation S-X.
In the fourth quarter of 2018, Aon plc obtained direct ownership in two subsidiaries that were previously indirectly owned by Aon Corporation. In the first quarter of 2019, Aon Corporation obtained indirect ownership of subsidiaries that were previously indirectly owned by Aon plc. The financial results of these subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has retrospectively reflected the impact of these transactions on the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the periods ended September 30, 2018 and the Condensed Consolidated Statement of Financial Position as of December 31, 2018.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, Condensed Consolidating Statements of Financial Position as of September 30, 2019 and December 31, 2018, and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 in accordance with Rule 3-10 of Regulation S-X. The Condensed

Consolidating Financial Information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the Other Non-Guarantor Subsidiaries. The Condensed Consolidating Financial Statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,379	$—	$2,379
Expenses
Compensation and benefits	12	2	1,354	—	1,368
Information technology	—	—	120	—	120
Premises	—	4	72	—	76
Depreciation of fixed assets	—	—	44	—	44
Amortization and impairment of intangible assets	—	—	101	—	101
Other general expense (income)	2	1	307	—	310
Total operating expenses	14	7	1,998	—	2,019
Operating income (loss)	(14)	(7)	381	—	360
Interest income	—	11	—	(10)	1
Interest expense	(47)	(35)	(6)	10	(78)
Intercompany interest income (expense)	4	(116)	112	—	—
Intercompany other income (expense)	(70)	(9)	79	—	—
Other income (expense)	39	(22)	7	(22)	2
Income (loss) from continuing operations before income taxes	(88)	(178)	573	(22)	285
Income tax expense (benefit)	(2)	(35)	93	—	56
Net income (loss) from continuing operations	(86)	(143)	480	(22)	229
Net income (loss) from discontinued operations	—	—	(1)	—	(1)
Net income (loss) before equity in earnings of subsidiaries	(86)	(143)	479	(22)	228
Equity in earnings of subsidiaries	330	107	(36)	(401)	—
Net income (loss)	244	(36)	443	(423)	228
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	$244	$(36)	$437	$(423)	$222

Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$2,349	$—	$2,349
Expenses
Compensation and benefits	13	3	1,376	—	1,392
Information technology	—	—	125	—	125
Premises	—	—	94	—	94
Depreciation of fixed assets	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	100	—	100
Other general expense (income)	—	(1)	337	—	336
Total operating expenses	13	2	2,072	—	2,087
Operating income (loss)	(13)	(2)	277	—	262
Interest income	—	15	—	(15)	—
Interest expense	(52)	(26)	(6)	15	(69)
Intercompany interest income (expense)	4	(128)	124	—	—
Intercompany other income (expense)	245	(245)	—	—	—
Other income (expense)	(5)	(3)	7	2	1
Income (loss) from continuing operations before income taxes	179	(389)	402	2	194
Income tax expense (benefit)	(8)	(67)	114	—	39
Net income (loss) from continuing operations	187	(322)	288	2	155
Net income (loss) from discontinued operations	—	—	(2)	—	(2)
Net income (loss) before equity in earnings of subsidiaries	187	(322)	286	2	153
Equity in earnings of subsidiaries	(42)	(42)	(364)	448	—
Net income (loss)	145	(364)	(78)	450	153
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	$145	$(364)	$(84)	$450	$147

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$8,128	$—	$8,128
Expenses
Compensation and benefits	54	14	4,385	—	4,453
Information technology	—	—	363	—	363
Premises	—	17	231	—	248
Depreciation of fixed assets	—	—	124	—	124
Amortization and impairment of intangible assets	—	—	295	—	295
Other general expense (income)	5	3	992	—	1,000
Total operating expenses	59	34	6,390	—	6,483
Operating income (loss)	(59)	(34)	1,738	—	1,645
Interest income	—	29	—	(25)	4
Interest expense	(138)	(97)	(17)	25	(227)
Intercompany interest income (expense)	11	(348)	337	—	—
Intercompany other income (expense)	98	(272)	174	—	—
Other income (expense)	33	(47)	39	(17)	8
Income (loss) from continuing operations before income taxes	(55)	(769)	2,271	(17)	1,430
Income tax expense (benefit)	(7)	(141)	386	—	238
Net income (loss) from continuing operations	(48)	(628)	1,885	(17)	1,192
Net income (loss) from discontinued operations	—	—	(1)	—	(1)
Net income (loss) before equity in earnings of subsidiaries	(48)	(628)	1,884	(17)	1,191
Equity in earnings of subsidiaries	1,223	1,132	504	(2,859)	—
Net income (loss)	1,175	504	2,388	(2,876)	1,191
Less: Net income attributable to noncontrolling interests	—	—	33	—	33
Net income (loss) attributable to Aon shareholders	$1,175	$504	$2,355	$(2,876)	$1,158

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$8,000	$—	$8,000
Expenses
Compensation and benefits	47	5	4,450	—	4,502
Information technology	—	—	363	—	363
Premises	—	—	283	—	283
Depreciation of fixed assets	—	—	126	—	126
Amortization and impairment of intangible assets	—	—	492	—	492
Other general expense (income)	3	90	1,096	—	1,189
Total operating expenses	50	95	6,810	—	6,955
Operating income (loss)	(50)	(95)	1,190	—	1,045
Interest income	—	44	—	(39)	5
Interest expense	(149)	(75)	(23)	39	(208)
Intercompany interest income (expense)	11	(385)	374	—	—
Intercompany other income (expense)	99	(240)	141	—	—
Other income (expense)	18	(29)	7	(13)	(17)
Income (loss) from continuing operations before income taxes	(71)	(780)	1,689	(13)	825
Income tax expense (benefit)	(27)	(144)	180	—	9
Net income (loss) from continuing operations	(44)	(636)	1,509	(13)	816
Net income (loss) from discontinued operations	—	—	5	—	5
Net income (loss) before equity in earnings of subsidiaries	(44)	(636)	1,514	(13)	821
Equity in earnings of subsidiaries	846	870	234	(1,950)	—
Net income (loss)	802	234	1,748	(1,963)	821
Less: Net income attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to Aon shareholders	$802	$234	$1,716	$(1,963)	$789

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$244	$(36)	$443	$(423)	$228
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	244	(36)	437	(423)	222
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	(234)	22	(212)
Postretirement benefit obligation	—	10	7	—	17
Total other comprehensive income (loss)	—	10	(229)	22	(197)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(215)	(220)	(210)	645	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	(215)	(210)	(435)	667	(193)
Comprehensive income (loss) attributable to Aon shareholders	$29	$(246)	$2	$244	$29
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$145	$(364)	$(78)	$450	$153
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income (loss) attributable to Aon shareholders	145	(364)	(84)	450	147
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(2)	3	—	1
Foreign currency translation adjustments	—	—	(48)	(2)	(50)
Postretirement benefit obligation	—	12	(74)	—	(62)
Total other comprehensive income (loss)	—	10	(119)	(2)	(111)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(106)	(134)	(124)	364	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive income (loss) attributable to Aon shareholders	(106)	(124)	(240)	362	(108)
Comprehensive income (loss) attributable to Aon shareholders	$39	$(488)	$(324)	$812	$39

Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$1,175	$504	$2,388	$(2,876)	$1,191
Less: Net income attributable to noncontrolling interests	—	—	33	—	33
Net income (loss) attributable to Aon shareholders	1,175	504	2,355	(2,876)	1,158
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	2	(5)	—	(3)
Foreign currency translation adjustments	—	—	(199)	17	(182)
Postretirement benefit obligation	—	42	20	—	62
Total other comprehensive income (loss)	—	44	(184)	17	(123)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(138)	(223)	(179)	540	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(138)	(179)	(361)	557	(121)
Comprehensive income (loss) attributable to Aon shareholders	$1,037	$325	$1,994	$(2,319)	$1,037
Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income (loss)	$802	$234	$1,748	$(1,963)	$821
Less: Net income attributable to noncontrolling interests	—	—	32	—	32
Net income (loss) attributable to Aon shareholders	802	234	1,716	(1,963)	789
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	(3)	17	—	14
Foreign currency translation adjustments	—	—	(276)	13	(263)
Postretirement benefit obligation	—	34	74	—	108
Total other comprehensive income (loss)	—	31	(185)	13	(141)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(148)	(194)	(163)	505	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(6)	—	(6)
Total other comprehensive income (loss) attributable to Aon shareholders	(148)	(163)	(342)	518	(135)
Comprehensive income (loss) attributable to Aon shareholders	$654	$71	$1,374	$(1,445)	$654

Condensed Consolidating Statement of Financial Position

	As of September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$1,530	$491	$(1,419)	$602
Short-term investments	—	63	114	—	177
Receivables, net	—	—	2,866	—	2,866
Fiduciary assets	—	—	11,041	—	11,041
Current intercompany receivables	153	4,090	13,669	(17,912)	—
Other current assets	—	6	625	—	631
Total current assets	153	5,689	28,806	(19,331)	15,317
Goodwill	—	—	8,071	—	8,071
Intangible assets, net	—	—	874	—	874
Fixed assets, net	—	—	606	—	606
Operating lease right-of-use assets	—	109	804	—	913
Deferred tax assets	93	513	150	(145)	611
Prepaid pension	—	5	1,208	—	1,213
Non-current intercompany receivables	394	261	7,198	(7,853)	—
Other non-current assets	2	35	525	—	562
Investment in subsidiary	9,052	20,085	(725)	(28,412)	—
Total assets	$9,694	$26,697	$47,517	$(55,741)	$28,167

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,171	$42	$1,705	$(1,419)	$1,499
Short-term debt and current portion of long-term debt	546	599	3	—	1,148
Fiduciary liabilities	—	—	11,041	—	11,041
Current intercompany payables	268	15,956	1,688	(17,912)	—
Other current liabilities	—	79	1,084	—	1,163
Total current liabilities	1,985	16,676	15,521	(19,331)	14,851
Long-term debt	4,213	1,907	—	—	6,120
Non-current operating lease liabilities	—	146	776	—	922
Deferred tax liabilities	1	—	353	(145)	209
Pension, other postretirement, and postemployment liabilities	—	1,222	329	—	1,551
Non-current intercompany payables	—	7,364	489	(7,853)	—
Other non-current liabilities	3	107	843	—	953
Total liabilities	6,202	27,422	18,311	(27,329)	24,606

Equity
Total Aon shareholders’ equity	3,492	(725)	29,137	(28,412)	3,492
Noncontrolling interests	—	—	69	—	69
Total equity	3,492	(725)	29,206	(28,412)	3,561
Total liabilities and equity	$9,694	$26,697	$47,517	$(55,741)	$28,167

Condensed Consolidating Statement of Financial Position

	As of December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$862	$575	$(781)	$656
Short-term investments	—	56	116	—	172
Receivables, net	—	—	2,760	—	2,760
Fiduciary assets	—	—	10,166	—	10,166
Current intercompany receivables	191	897	11,634	(12,722)	—
Other current assets	—	16	602	—	618
Total current assets	191	1,831	25,853	(13,503)	14,372
Goodwill	—	—	8,171	—	8,171
Intangible assets, net	—	—	1,149	—	1,149
Fixed assets, net	—	—	588	—	588
Operating lease right-of-use assets	—	—	—	—	—
Deferred tax assets	94	467	144	(144)	561
Prepaid pension	—	5	1,128	—	1,133
Non-current intercompany receivables	403	261	7,225	(7,889)	—
Other non-current assets	1	30	417	—	448
Investment in subsidiary	8,433	19,132	(882)	(26,683)	—
Total assets	$9,122	$21,726	$43,793	$(48,219)	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$274	$70	$2,380	$(781)	$1,943
Short-term debt and current portion of long-term debt	250	—	1	—	251
Fiduciary liabilities	—	—	10,166	—	10,166
Current intercompany payables	213	11,875	634	(12,722)	—
Other current liabilities	—	69	867	—	936
Total current liabilities	737	12,014	14,048	(13,503)	13,296
Long-term debt	4,231	1,762	—	—	5,993
Non-current operating lease liabilities	—	—	—	—	—
Deferred tax liabilities	—	—	325	(144)	181
Pension, other postretirement, and postemployment liabilities	—	1,275	361	—	1,636
Non-current intercompany payables	—	7,390	499	(7,889)	—
Other non-current liabilities	3	167	927	—	1,097
Total liabilities	4,971	22,608	16,160	(21,536)	22,203

Equity
Total Aon shareholders’ equity	4,151	(882)	27,565	(26,683)	4,151
Noncontrolling interests	—	—	68	—	68
Total equity	4,151	(882)	27,633	(26,683)	4,219
Total liabilities and equity	$9,122	$21,726	$43,793	$(48,219)	$26,422

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$356	$(118)	$1,578	$(653)	$1,163

Cash flows from investing activities
Proceeds from investments		17	16		33
Payments for investments	—	(46)	(49)	1	(94)
Net sales (purchases) of short-term investments - non-fiduciary	—	(7)	—	—	(7)
Acquisition of businesses, net of cash acquired	—	—	(39)	—	(39)
Sale of businesses, net of cash sold	—	—	43	—	43
Capital expenditures	—	—	(167)	—	(167)
Cash provided by (used for) investing activities	—	(36)	(196)	1	(231)

Cash flows from financing activities
Share repurchase	(1,507)	—	—	—	(1,507)
Advances from (to) affiliates	1,277	79	(1,370)	14	—
Issuance of shares for employee benefit plans	(133)	—	—	—	(133)
Issuance of debt	2,099	2,816	3		4,918
Repayment of debt	(1,785)	(2,073)	—	—	(3,858)
Cash dividends to shareholders	(307)	—	—	—	(307)
Noncontrolling interests and other financing activities	—	—	(81)	—	(81)
Cash provided by (used for) financing activities	(356)	822	(1,448)	14	(968)

Effect of exchange rate changes on cash and cash equivalents	—	—	(18)	—	(18)
Net increase (decrease) in cash and cash equivalents	—	668	(84)	(638)	(54)
Cash and cash equivalents at beginning of period	—	862	575	(781)	656
Cash and cash equivalents at end of period	$—	$1,530	$491	$(1,419)	$602

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$(143)	$479	$2,258	$(1,619)	$975

Cash flows from investing activities
Proceeds from investments	—	16	14	—	30
Payments for investments	(12)	(36)	(29)	12	(65)
Net sales (purchases) of short-term investments - non-fiduciary	—	308	48	—	356
Acquisition of businesses, net of cash acquired	—	—	(50)	—	(50)
Sale of businesses, net of cash sold	—	—	(8)	—	(8)
Capital expenditures		—	(179)	—	(179)
Cash provided by (used for) investing activities	(12)	288	(204)	12	84

Cash flows from financing activities
Share repurchase	(1,272)	—	—	—	(1,272)
Advances from (to) affiliates	1,292	(1,564)	(2,054)	2,326	—
Issuance of shares for employee benefit plans	(139)	—	—	—	(139)
Issuance of debt	1,258	2,701	1	—	3,960
Repayment of debt	(700)	(2,501)	(297)	—	(3,498)
Cash dividends to shareholders	(285)	—	—	—	(285)
Noncontrolling interests and other financing activities	—	—	(21)	—	(21)
Cash provided by (used for) financing activities	154	(1,364)	(2,371)	2,326	(1,255)

Effect of exchange rate changes on cash and cash equivalents	—	—	(76)	—	(76)
Net increase (decrease) in cash and cash equivalents	(1)	(597)	(393)	719	(272)
Cash and cash equivalents at beginning of period	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of period	$—	$1,927	$400	$(1,843)	$484

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
The classification of operating and finance lease asset and liability balances within the Condensed Consolidated Statements of Financial Position is as follows (in millions):

As of		September 30, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$913
Finance lease assets	Other non-current assets	106
Total lease assets		$1,019

Liabilities
Current lease liabilities
Operating	Other current liabilities	$194
Finance	Other current liabilities	24
Non-current lease liabilities
Operating	Non-current operating lease liabilities	922
Finance	Other non-current liabilities	82
Total lease liabilities		$1,222

The components of lease costs are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$43	$176
Finance lease costs
Amortization of leased assets	7	20
Interest on lease liabilities	—	1
Variable lease cost	31	49
Short-term lease cost (1)	1	3
Sublease income	(8)	(24)
Net lease cost	$74	$225
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	8.0
Finance leases	4.6
Weighted average discount rate
Operating leases	3.3%
Finance leases	2.0%

Other cash and non-cash related activities are as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$182
Financing cash flows from finance leases	$11
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$95
ROU assets obtained in exchange for new finance lease liabilities	$48

The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in Cash flows from operations within the Condensed Consolidated Statements of Cash Flows. Non-cash operating ROU asset lease expense was $87 million and the change in Non-current operating lease liabilities was a decrease of $92 million for the nine months ended September 30, 2019.

Maturity analysis of operating and finance leases as of September 30, 2019 are as follows (in millions):

	Operating	Finance	Less:
	Leases	Leases	Subleases	Total
Remainder of 2019	$61	$7	$(9)	$59
2020	246	26	(34)	238
2021	225	26	(33)	218
2022	199	19	(33)	185
2023	144	18	(14)	148
Thereafter	513	15	(6)	522
Total undiscounted future minimum lease payments	1,388	111	(129)	1,370
Less: Imputed interest	(143)	(5)	—	(148)
Present value of lease liabilities	$1,245	$106	$(129)	$1,222
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2019 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2019 financial results from continuing operations:

•
For the third quarter of 2019, revenue increased $30 million, or 1%, to $2.4 billion compared to the prior year period due primarily to organic revenue growth of 5%, partially offset by a 2% unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”) and a 2% unfavorable impact related to divestitures, net of acquisitions. For the nine months ended September 30, 2019, revenue increased $128 million, or 2%, to $8.1 billion compared to the prior year period due primarily to organic revenue growth of 6%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact related to divestitures, net of acquisitions.

•
Operating expenses for the third quarter of 2019 were $2.0 billion, a decrease of $68 million compared to the prior year period. The decrease was due primarily to a $44 million favorable impact from foreign currency translation, a $34 million decrease in restructuring charges, $32 million of incremental savings related to restructuring and other operational improvement initiatives, and a $27 million decrease in expenses related to divestitures, net of acquisitions, partially offset by a $25 million non-recurring legacy litigation benefit recorded in the prior year period and an increase in expense associated with 5% organic revenue growth. Operating expenses for the first nine months of 2019 were $6.5 billion, a decrease of $472 million compared to the prior year period primarily due to a $211 million favorable impact from foreign currency translation, a $170 million decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period, $115 million of incremental savings related to restructuring and other operational improvement initiatives, a $85 million decrease in restructuring charges, a $78 million decrease in expense related to legacy litigation, and a $69 million decrease in expenses related to divestitures, net of acquisitions, partially offset by an increase in expense associated with 6% organic revenue growth.

•
Operating margin increased to 15.1% in the third quarter of 2019 from 11.2% in the prior year period. The increase was driven by organic revenue growth of 5%, strong operational improvement, and savings related to restructuring and other operational improvement initiatives. Operating margin for the first nine months of 2019 increased to 20.2% from 13.1% in the prior year period. The increase was driven by organic revenue growth of 6%, strong operational improvement, savings related to restructuring and other operational improvement initiatives, and a decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period.

•
Due to the factors set forth above, net income from continuing operations increased $74 million, or 48%, to $229 million for the third quarter of 2019 compared to the prior year period. During the first nine months of 2019, net income from continuing operations increased $376 million, or 46%, to $1,192 million compared to the first nine months of 2018.

•
Diluted earnings per share from continuing operations was $0.93 per share for the third quarter of 2019 compared to $0.61 per share for the prior year period. During the first nine months of 2019, diluted earnings per share from continuing operations was $4.79 per share compared to $3.17 per share for the prior year period.

•
Cash flow provided by operating activities was $1,163 million for the first nine months of 2019, an increase of $188 million from the prior year period, primarily reflecting strong operational improvement. The current year period includes approximately $85 million of net cash payments in the first quarter related to legacy litigation. The prior year comparable period included an $80 million accelerated pension contribution.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the third quarter of 2019:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the third quarter of 2019. Organic revenue growth was 6% for the first nine months of 2019, an acceleration from 4% in the prior year period. Organic revenue growth in both periods was driven by growth across every major revenue line, with particular strength in Commercial Risk Solutions and Reinsurance Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.0% for the third quarter of 2019 compared to 18.5% in the prior year period. For the first nine months of 2019, adjusted operating margin was 27.3% compared to 24.8% for the prior year period. The increase in adjusted operating margin in both periods primarily reflects strong organic revenue growth, operational improvement, and savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.45 per share for the third quarter of 2019 and $6.64 in the first nine months of 2019, compared to $1.31 and $6.01 per share for the respective prior year periods.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first nine months of 2019 by $200 million, or 25%, from the prior year period, to $996 million, reflecting an increase in cash flow from operations and a $12 million decrease in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Total revenue	$2,379	$2,349	$8,128	$8,000
Expenses
Compensation and benefits	1,368	1,392	4,453	4,502
Information technology	120	125	363	363
Premises	76	94	248	283
Depreciation of fixed assets	44	40	124	126
Amortization and impairment of intangible assets	101	100	295	492
Other general expense	310	336	1,000	1,189
Total operating expenses	2,019	2,087	6,483	6,955
Operating income	360	262	1,645	1,045
Interest income	1	—	4	5
Interest expense	(78)	(69)	(227)	(208)
Other income (expense)	2	1	8	(17)
Income from continuing operations before income taxes	285	194	1,430	825
Income tax expense	56	39	238	9
Net income from continuing operations	229	155	1,192	816
Net income (loss) from discontinued operations	(1)	(2)	(1)	5
Net income	228	153	1,191	821
Less: Net income attributable to noncontrolling interests	6	6	33	32
Net income attributable to Aon shareholders	$222	$147	$1,158	$789
Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.93	$0.61	$4.79	$3.17
Discontinued operations	—	(0.01)	—	0.02
Net income	$0.93	$0.60	$4.79	$3.19
Weighted average ordinary shares outstanding - diluted	239.1	245.6	$241.9	247.7
Revenue
Total revenue increased by $30 million, or 1%, in the third quarter of 2019 compared to the third quarter of 2018. This increase reflects organic revenue growth of 5%, partially offset by a 2% unfavorable impact from foreign currency translation and a 2%

unfavorable impact related to divestitures, net of acquisitions. For the first nine months of 2019, revenue increased by $128 million, or 2%, compared to the prior year period. This increase reflects organic revenue growth of 6%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact related to divestitures, net of acquisitions.
Commercial Risk Solutions revenue increased $28 million, or 3%, to $1,057 million in the third quarter of 2019, compared to $1,029 million in the third quarter of 2018. Organic revenue growth was 7% in the third quarter of 2019, driven by strong growth across every major geography, including double-digit growth in the U.S., Canada, and Latin America, primarily driven by strong retention and management of the renewal book portfolio. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall. For the first nine months of 2019, revenue decreased $37 million, or 1%, to $3,342 million, compared to $3,379 million in the first nine months of 2018. Organic revenue growth was 6% in the first nine months of 2019, reflecting strong growth across every major geography, highlighted by particular strength across the U.S., Canada, and Latin America, driven by strong retention and management of the renewal book portfolio.
Reinsurance Solutions revenue increased $12 million, or 4%, to $291 million in the third quarter of 2019, compared to $279 million in the third quarter of 2018. Organic revenue growth was 5% in the third quarter of 2019, driven by double-digit growth globally in facultative placements and strong net new business generation globally in treaty, partially offset by a modest decline in capital markets transactions. For the first nine months of 2019, revenue increased $98 million, or 7%, to $1,499 million, compared to $1,401 million in the first nine months of 2018. Organic revenue growth was 9% in the first nine months of 2019, driven by strong net new business generation globally in treaty, as well as strong growth globally in facultative placements. In addition, market impact was modestly positive on results in both the third quarter and the first nine months of 2019.
Retirement Solutions revenue decreased $17 million, or 3%, to $484 million in the third quarter of 2019, compared to $501 million in the third quarter of 2018. Organic revenue growth was 3% in the third quarter of 2019, driven by solid growth across every major business, with particular strength in core retirement driven by an increase in demand for retirement consulting in the U.S. and increased volume of actuarial services in the EMEA region. For the first nine months of 2019, revenue decreased $33 million, or 2%, to $1,323 million, compared to $1,356 million in the first nine months of 2018. Organic revenue growth was 2% in the first nine months of 2019, driven by solid growth in delegated investment management and in the Human Capital practice, partially offset by an unfavorable impact from certain businesses that were divested in the second quarter.
Health Solutions revenue increased $1 million, or 0%, to $279 million in the third quarter of 2019, compared to $278 million in the third quarter of 2018. Organic revenue growth was 2% in the third quarter of 2019, driven by solid growth globally in health and benefits brokerage, highlighted by particular strength internationally. Results in the quarter were partially offset by an unfavorable impact of certain non-recurring revenue in the health care exchange business that benefited the prior year quarter, as well as the unfavorable timing of certain revenue that shifted to the fourth quarter. For the first nine months of 2019, revenue increased $44 million, or 4%, to $1,082 million, compared to $1,038 million in the first nine months of 2018. Organic revenue growth was 5% in the first nine months of 2019, driven by solid growth globally in health and benefits brokerage, highlighted by particular strength internationally.
Data & Analytic Services revenue increased $8 million, or 3%, to $271 million in the third quarter of 2019 compared to $263 million in the third quarter of 2018. Organic revenue growth was 3% in the third quarter of 2019, driven by growth globally across our Affinity business, as well as solid growth in Aon Client Treaty. Results in the third quarter were unfavorably impacted by certain non-recurring revenue that benefited the prior year quarter. For the first nine months of 2019, revenue increased $59 million, or 7%, to $893 million, compared to $834 million in the first nine months of 2018. Organic revenue growth was 4% in the first nine months of 2019, driven by growth globally across our Affinity business, with particular strength across both business and consumer solutions in the U.S.
Compensation and Benefits
Compensation and benefits decreased $24 million, or 2%, in the third quarter of 2019 compared to the third quarter of 2018. This decrease was primarily driven by $55 million of incremental savings related to restructuring and other operational improvement initiatives, a $32 million favorable impact from foreign currency translation, and an $18 million decrease in expenses related to divestitures, net of acquisitions, partially offset by an increase in expense associated with 5% organic revenue growth. For the first nine months of 2019, compensation and benefits decreased $49 million, or 1%, compared to the first nine months of 2018. The decrease was primarily driven by a $154 million favorable impact from foreign currency translation, $122 million of incremental savings related to restructuring and other operational improvement initiatives, and a $38 million decrease in expenses related to divestitures, net of acquisitions, partially offset by a $27 million increase in restructuring charges and an increase in expense associated with 6% organic revenue growth.

Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $5 million, or 4%, in the third quarter of 2019 compared to the third quarter of 2018. This decrease was primarily driven by a reduction of costs as we continue to optimize our IT portfolio, including favorable contract renewals and productivity credits related to data center optimization. For the first nine months of 2019, Information technology was flat compared to the first nine months of 2018. This was primarily driven by an $8 million favorable impact from foreign currency translation and a $5 million decrease in expenses related to divestitures, net of acquisitions, offset by an $8 million decrease in savings related to restructuring and other operational improvement initiatives and an increase in investments supporting growth initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $18 million, or 19%, in the third quarter of 2019 compared to the third quarter of 2018. This decrease was primarily driven by an $8 million decrease in restructuring charges and a reduction of costs as we continue to optimize our global real estate footprint. For the first nine months of 2019, Premises decreased $35 million, or 12%, compared to the first nine months of 2018. This decrease was primarily driven by $11 million of incremental savings related to restructuring and other operational improvement initiatives, a $10 million favorable impact from foreign currency translation, a $7 million decrease in restructuring charges and a reduction of costs as we continue to optimize our global real estate footprint.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $4 million, or 10%, in the third quarter of 2019 compared to the third quarter of 2018. This increase was primarily driven by a $3 million increase in restructuring charges. For the first nine months of 2019, Depreciation of fixed assets decreased $2 million, or 2%, compared to the first nine months of 2018. This decrease was primarily driven by a $4 million decrease in restructuring charges.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles increased $1 million, or 1%, in the third quarter of 2019 compared to the third quarter of 2018, and decreased $197 million, or 40%, for the first nine months of 2019 compared to the first nine months of 2018. Included in the nine months ended September 30, 2018 was a $176 million non-cash impairment charge related to certain assets and liabilities that were classified as held for sale.
Other General Expense
Other general expense in the third quarter of 2019 decreased $26 million, or 8%, compared to the third quarter of 2018 due primarily to a $22 million decrease in restructuring charges, a $6 million favorable impact from foreign currency translation, a $6 million decrease in expenses related to divestitures, net of acquisitions, and expense discipline, partially offset by a $25 million non-recurring legacy litigation benefit recorded in the prior year period and a $19 million decrease in savings related to restructuring and other operational improvement initiatives. For the first nine months of 2019, Other general expense decreased $189 million, or 16%, compared to the prior year period. This decrease was primarily driven by a $100 million decrease in restructuring charges, a $78 million decrease in expense related to legacy litigation, and a $31 million favorable impact from foreign currency translation, partially offset by an increase in expense associated with 6% organic revenue growth.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2019, Interest income was $1 million, compared to none in the prior year period. For the first nine months of 2019, Interest income was $4 million, compared to $5 million in the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $78 million for the third quarter of 2019, an increase of $9 million, or 13%, from the third quarter of 2018. For the first nine months of 2019, Interest expense was $227 million, an increase of $19 million, or 9%, from the prior year period. The increase in both periods was due to higher outstanding debt.
Other Income (Expense)
Total other income was $2 million for the third quarter of 2019, compared to other income of $1 million for the third quarter of 2018. Other income for the third quarter of 2019 primarily includes $17 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and $3 million of pension and other postretirement income, partially offset by $20 million of losses on financial instruments. Other income of $1 million in the third quarter of 2018 primarily includes $3 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and $1 million of equity earnings, partially offset by a $3 million loss on the sale of certain businesses. Other income was $8 million for the first nine months of 2019, compared to other expense of $17 million for the first nine months of 2018. Other income for the first nine months of 2019 primarily includes $17 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $12 million of pension and other postretirement income, and an $8 million gain on sale of certain businesses, partially offset by $32 million of losses on financial instruments. Other expense for the first nine months of 2018 primarily includes $27 million of losses on financial instruments and $5 million of pension and other postretirement expense, partially offset by $16 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies.
Income From Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the third quarter of 2019 was $285 million, a 47% increase from income from continuing operations before income taxes of $194 million in the third quarter of 2018, and income from continuing operations before income taxes was $1,430 million for the first nine months of 2019, a 73% increase from $825 million from the first nine months of 2018.
Income Taxes From Continuing Operations
The effective tax rates on net income from continuing operations were 19.6% and 20.1% for the third quarter of 2019 and 2018, respectively. The effective tax rates on net income from continuing operations were 16.6% and 1.1% for the nine months ended September 30, 2019 and 2018, respectively.
For the three months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain discrete items.
For the three months ended September 30, 2018, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including return to accrual adjustments and changes in the assertion for unremitted earnings.
For the nine months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, as well as certain favorable discrete items, including the impact of share-based payments and changes in the assertion for unremitted earnings.
For the nine months ended September 30, 2018, the tax rate was primarily driven by the geographical distribution of income including restructuring charges, legacy litigation and the impairment charge related to certain assets and liabilities previously classified as held for sale. The tax rate was also impacted by certain discrete items including the net tax benefit associated with the sale of certain assets and liabilities previously classified as held for sale, the impact of share-based payments, and changes in the assertion for unremitted earnings.
Net Income from Discontinued Operations
Net loss from discontinued operations was $1 million in the three and nine months ended September 30, 2019 compared to net loss of $2 million and net income of $5 million in the respective prior year periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2019 increased to $222 million, or $0.93 per diluted share, from $147 million, or $0.60 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2019 increased to $1,158 million, or $4.79 per diluted share, from $789 million, or $3.19 per diluted share, in the prior year period.
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

	Three Months Ended
	September 30, 2019	September 30, 2018	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,057	$1,029	3%	(2)%	—%	(2)%	7%
Reinsurance Solutions	291	279	4	(1)	1	(1)	5
Retirement Solutions	484	501	(3)	(2)	—	(4)	3
Health Solutions	279	278	—	(3)	—	1	2
Data & Analytic Services	271	263	3	(2)	—	2	3
Elimination	(3)	(1)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,379	$2,349	1%	(2)%	—%	(2)%	5%

	Nine Months Ended
	September 30, 2019	September 30, 2018	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$3,342	$3,379	(1)%	(3)%	—%	(4)%	6%
Reinsurance Solutions	1,499	1,401	7	(2)	1	(1)	9
Retirement Solutions	1,323	1,356	(2)	(3)	—	(1)	2
Health Solutions	1,082	1,038	4	(4)	—	3	5
Data & Analytic Services	893	834	7	(3)	—	6	4
Elimination	(11)	(8)	N/A	N/A	N/A	N/A	N/A
Total revenue	$8,128	$8,000	2%	(3)%	—%	(1)%	6%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)
Fiduciary investment income for the three months ended September 30, 2019 and 2018, respectively, was $21 million and $15 million. Fiduciary investment income for the nine months ended September 30, 2019 and 2018, respectively, was $58 million and $37 million.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue from continuing operations	$2,379	$2,349	$8,128	$8,000

Operating income from continuing operations - as reported	$360	$262	$1,645	$1,045
Amortization and impairment of intangible assets(1)	101	100	295	492
Restructuring	63	97	281	366
Legacy Litigation	—	(25)	—	78
Operating income from continuing operations - as adjusted	$524	$434	$2,221	$1,981

Operating margin from continuing operations - as reported	15.1%	11.2%	20.2%	13.1%
Operating margin from continuing operations - as adjusted	22.0%	18.5%	27.3%	24.8%

(1)	Included in the nine months ended September 30, 2018 was a $176 million non-cash impairment charges taken on certain assets and liabilities held for sale.

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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$360	$164	$524
Interest income	1	—	1
Interest expense	(78)	—	(78)
Other income (expense)	2	—	2
Income from continuing operations before income taxes	285	164	449
Income tax expense (1)	56	40	96
Net income from continuing operations	229	124	353
Net income (loss) from discontinued operations (2)	(1)	—	(1)
Net income	228	124	352
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$222	$124	$346

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.93	$0.52	$1.45
Discontinued operations	—	—	—
Net income	$0.93	$0.52	$1.45

Weighted average ordinary shares outstanding - diluted	239.1	—	239.1
Effective tax rates (2)
Continuing operations	19.6%		21.4%
Discontinued operations	26.0%		26.0%

	Three Months Ended September 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$262	$172	$434
Interest income	—	—	—
Interest expense	(69)	—	(69)
Other income (expense) (3)	1	9	10
Income from continuing operations before income taxes	194	181	375
Income tax expense (1)	39	9	48
Net income from continuing operations	155	172	327
Net income (loss) from discontinued operations (2)	(2)	—	(2)
Net income	153	172	325
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$147	$172	$319

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.61	$0.70	$1.31
Discontinued operations	(0.01)	—	(0.01)
Net income	$0.60	$0.70	$1.30

Weighted average ordinary shares outstanding - diluted	245.6	—	245.6
Effective tax rates (2)
Continuing operations	20.1%		12.8%
Discontinued operations	21.3%		26.7%

	Nine Months Ended September 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,645	$576	$2,221
Interest income	4	—	4
Interest expense	(227)	—	(227)
Other income (expense)	8	—	8
Income from continuing operations before income taxes	1,430	576	2,006
Income tax expense (1)	238	127	365
Net income from continuing operations	1,192	449	1,641
Net income (loss) from discontinued operations (2)	(1)	—	(1)
Net income	1,191	449	1,640
Less: Net income attributable to noncontrolling interests	33	—	33
Net income attributable to Aon shareholders	$1,158	$449	$1,607

Diluted net income per share attributable to Aon shareholders
Continuing operations	$4.79	$1.85	$6.64
Discontinued operations	—	—	—
Net income	$4.79	$1.85	$6.64

Weighted average ordinary shares outstanding - diluted	241.9	—	241.9
Effective tax rates (2)
Continuing operations	16.6%		18.2%
Discontinued operations	50.4%		50.4%

	Nine Months Ended September 30, 2018
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,045	$936	$1,981
Interest income	5	—	5
Interest expense	(208)	—	(208)
Other income (expense) (3)	(17)	32	15
Income from continuing operations before income taxes	825	968	1,793
Income tax expense (1)	9	264	273
Net income from continuing operations	816	704	1,520
Net income (loss) from discontinued operations (2)	5	(9)	(4)
Net income	821	695	1,516
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$789	$695	$1,484

Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.17	$2.84	$6.01
Discontinued operations	0.02	(0.04)	(0.02)
Net income	$3.19	$2.80	$5.99

Weighted average ordinary shares outstanding - diluted	247.7	—	247.7
Effective tax rates (2)
Continuing operations	1.1%		15.2%
Discontinued operations	8.8%		36.5%

(1)
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

(2)
Adjusted income from discontinued operations, net of tax, excludes the gain on sale of discontinued operations of $9 million for the nine months ended September 30, 2018. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale, as applicable.

(3)	Adjusted Other income (expense) excludes Pension settlement charges of $9 million and $32 million for three and nine months ended September 30, 2018, respectively.
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

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash provided by operating activities	$1,163	$975
Capital expenditures used for operations	(167)	(179)
Free cash flow provided by operations	$996	$796

Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in more than 100 countries, foreign exchange rate fluctuations may have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign exchange rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.16, respectively, on net income per diluted share during the three and nine months ended September 30, 2019. Currency fluctuations had an unfavorable impact of $0.03 and a favorable impact of $0.11, respectively, on net income per diluted share during the three and nine months ended September 30, 2018, when 2017 results were translated at 2018 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.20, respectively on adjusted net income per diluted share during the three and nine months ended September 30, 2019. Currency fluctuations had a favorable impact of $0.05 and an unfavorable impact of $0.15, respectively, on adjusted net income per diluted share during the three and nine months ended September 30, 2018, when 2017 results were translated at 2018 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in the Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flows provided by operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses, restructuring activities, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $5.1 billion and $3.9 billion at September 30, 2019 and December 31, 2018, respectively, and fiduciary receivables of $6.0 billion and $6.3 billion at September 30, 2019 and December 31, 2018, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2019, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

The following table summarizes our Fiduciary assets, non-fiduciary Cash and cash equivalents, and Short-term investments as of September 30, 2019 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$602	$—	$3,400	$4,002
Money market funds	—	177	1,674	1,851
Cash and short-term investments	602	177	5,074	5,853
Fiduciary receivables	—	—	5,967	5,967
Total	$602	$177	$11,041	$11,820
Cash and cash equivalents decreased $54 million in 2019. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash provided by operating activities	$1,163	$975
Cash provided by (used for) investing activities	$(231)	$84
Cash used for financing activities	$(968)	$(1,255)
Effect of exchange rates changes on cash and cash equivalents	$(18)	$(76)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2019 increased $188 million, or 19%, from the prior year period to $1,163 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $108 million for the nine months ended September 30, 2019, as compared to $222 million for the nine months ended September 30, 2018. For the remainder of 2019, we expect to contribute approximately $37 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, Aon initiated the Restructuring Plan in connection with the sale of the Divested Business. The Restructuring Plan is intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company expects these restructuring activities and related expenses to affect continuing operations through the fourth quarter of 2019. The Company also estimates there to be 5,400 to 5,600 total role eliminations associated with the Restructuring Plan. In the second quarter of 2019, Aon updated the Restructuring Plan for additional opportunities that were identified in the quarter, which are expected to result in an additional estimated charges of $125 million in 2019.
The Restructuring Plan is expected to result in cumulative charges of approximately $1,350 million through the end of the plan, consisting of approximately $550 million in employee workforce reduction, $125 million in technology rationalization costs, $80 million in lease consolidation costs, $50 million in non-cash asset impairments, and $545 million in other costs, including certain separation costs associated with the sale of the Divested Business.
From the inception of the Restructuring Plan through September 30, 2019, the Company has eliminated 5,353 positions and incurred total charges of $1,263 million for restructuring and related separation costs. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expense in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and separation costs by type that have been incurred through September 30, 2019 and are estimated to be incurred through the end of the Restructuring Plan (in millions). Estimated costs by type have been revised based on updated assumptions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Inception to Date	Estimated Remaining Costs	Estimated Total Cost (1)
Workforce reduction	$9	$111	$525	$25	$550
Technology rationalization (2)	14	29	109	16	125
Lease consolidation (2)	3	17	53	27	80
Asset impairments	5	7	46	4	50
Other costs associated with restructuring and separation (2) (3)	32	117	530	15	545
Total restructuring and related expenses	$63	$281	$1,263	$87	$1,350

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

(2)
Total contract termination costs incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs, respectively, associated with restructuring and separation were for the three months ended September 30, 2019, $9 million, $2 million, and $18 million; for the nine months ended September 30, 2019, were $12 million, $15 million, and $21 million; and since inception of the Restructuring Plan, were $18 million, $48 million, and $109 million. Total estimated contract termination costs expected to be incurred under the Restructuring Plan associated with Technology rationalizations, Lease consolidations, and Other costs associated with restructuring and separation, are $20 million, $80 million, and $116 million, respectively.

(3)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are generally recognized when incurred.

As of September 30, 2019, the changes in our liabilities for the Restructuring Plan were as follows (in millions):

Restructuring Plan
Balance as of December 31, 2018	$201
Expensed	260
Cash payments	(322)
Foreign currency translation	(1)
Balance as of September 30, 2019	$138
Investing Activities
Cash flow used for investing activities was $231 million during the nine months ended September 30, 2019, a decrease of $315 million compared to $84 million of cash flow provided by investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $5 million as compared to December 31, 2018. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2019, the Company completed the acquisition of three business for a total consideration of $39 million, net of cash acquired, and six businesses were sold for a net cash outflow of $43 million.
During the first nine months of 2018, the Company completed the acquisition of five businesses for a total consideration of $50 million, net of cash acquired, and three businesses were sold for a net cash outflow of $8 million.

Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $167 million and $179 million for the nine months ended September 30, 2019 and 2018, respectively, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2019 was $968 million, a decrease of $287 million compared to prior year period. The primary drivers of cash flow used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2019 (1)	2018	2019 (1)	2018
Shares repurchased	1.8	2.1	8.2	8.8
Average price per share	$190.83	$145.71	$183.26	$142.15
Costs recorded to retained earnings
Total repurchase cost	$350	$300	$1,500	$1,250
Additional associated costs	—	1	7	6
Total costs recorded to retained earnings	$350	$301	$1,507	$1,256

(1)
Included in the 1.8 million and 8.2 million shares repurchased during the three and nine months ended September 30, 2019, respectively, were 25 thousand shares that did not settle until October 2019. These shares were settled at an average price per share of $193.91 and total cost of $4.8 million.

At September 30, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was $2.5 billion. Under the Repurchase Program, we have repurchased a total of 126.5 million shares for an aggregate cost of approximately $12.5 billion. For further information regarding share repurchases made during the third quarter of 2019, see Part II, Item 2 of this report.
Borrowings
Total debt at September 30, 2019 was $7.3 billion, an increase of $1.0 billion compared to December 31, 2018. Further, commercial paper activity during the nine months ended September 30, 2019 and 2018 is as follows (in millions):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Total issuances (1)	$1,959	$1,407	$4,771	$3,958
Total repayments	$(1,634)	$(1,469)	(3,858)	(3,201)
Net issuances	$325	$(62)	$913	$757

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
In September 2019, the Company’s $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the High Court of Justice in England. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of September 30, 2019 and December 31, 2018, we had distributable reserves in excess of $32.9 billion and $2.2 billion, respectively. On July 16, 2019, we completed a reduction in share capital to create additional distributable reserves of $31 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under U.K. law. We believe that we will have sufficient distributable reserves for the foreseeable future.
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
As of September 30, 2019, we had two committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $400 million multi-currency U.S. credit facility expiring in October 2022. On October 19, 2019, the Company extended the $400 million multi-currency U.S. credit facility expiring in October 2022 by one year, and it will now expire in October 2023.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At September 30, 2019, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling twelve months ended September 30, 2019.
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
The major rating agencies’ ratings of our debt at October 25, 2019 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2019, the undiscounted maximum potential future payments under the lease guarantee were $74 million, with an estimated fair value of $14 million. No cash payments were made in connection to the lease commitments during the three and nine months ended September 30, 2019.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2019, the undiscounted maximum potential future payments under the performance guarantees were $160 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2019.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $71 million at September 30, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $83 million at September 30, 2019, compared to $103 million at December 31, 2018.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2019, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2019 and 2020, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as inter-company notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.01 impact and an unfavorable $0.16 impact, respectively, during the three and nine months ended September 30, 2019. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.02 impact and an unfavorable

$0.20 impact, respectively, during the three and nine months ended September 30, 2019 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2019.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/19 - 7/31/19	80,014	$193.82	80,014	$2,808,018,037
8/1/19 - 8/31/19	1,043,706	$189.85	1,043,706	$2,609,866,454
9/1/19 - 9/30/19	709,845	$191.92	709,845	$2,473,632,319
	1,833,565	$190.83	1,833,565	$2,473,632,319

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and February 2017 for a total of $15.0 billion in repurchase authorizations. Included in the 1.8 million shares repurchased during the three months ended September 30, 2019 were 25 thousand shares that did not settle until October 2019. These shares were settled at an average price per share of $193.91 and total cost of $4.8 million.

We did not make any unregistered sales of equity in the third quarter of 2019.
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

Aon plc
(Registrant)

October 25, 2019	By:	/s/ Michael Neller
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