Form 10-K
period 2019-12-31
Aon plc
filed 2020-02-14
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+44 20 7623 5500
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Ordinary Shares, $0.01 nominal value	AON	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2019, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $45,489,377,212 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 13, 2020: 231,582,094.
DOCUMENTS INCORPORATED BY REFERENCE
Aon plc has announced a transaction that, if completed, would result in an Irish public limited company becoming a successor issuer to Aon plc for purposes of Rule 12g-3 under the Securities Exchange Act of 1934, as amended. The proxy statement for the 2020 annual general meeting of shareholders of Aon plc, or if the transaction is completed, of such successor issuer, which meetings are in either case scheduled to be held on June 19, 2020, are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13 and 14.

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
PROPOSED REORGANIZATION
On October 29, 2019, we filed with the Securities and Exchange (the “SEC”) a preliminary proxy statement and announced our intention to move the jurisdiction of incorporation for our parent company from the United Kingdom (“U.K.”) to Ireland (the “Reorganization”), as described in our definitive proxy statement filed with the SEC on December 20, 2019. The move is expected to drive ongoing shareholder value creation through effective capital management that maximizes ROIC. The Reorganization received shareholder approval on February 4, 2020. We are required to make an application to the High Court of Justice of England and Wales to seek approval. This application is expected to be heard, and we currently anticipate the Reorganization will be completed, on March 31, 2020. This expected date depends on a number of factors. If the expected date is changed, we will give adequate notice of such change by issuing an announcement that will be made available on our website. We believe that remaining within the European Union (“E.U.”) single market will help the firm maintain a stable corporate structure and capital flexibility. Moving the jurisdiction of incorporation for our parent company will not result in any material change to our current business operations, reporting requirements, or listings. We will maintain our operating company headquarters in London, and our commitment to the U.K. and the London insurance market remain unchanged and unrivaled. We cannot assure that the Reorganization will be completed on the expected timeline or at all. For further discussion of the Reorganization, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Proposed Reorganization” in Part II, Item 7 of this report.
BUSINESS SEGMENT
Beginning in the first quarter of 2017 and following the sale of our benefits administration and business process outsourcing business (the “Divested Business”) on May 1, 2017, the Company led a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency. These initiatives reinforce Aon’s ROIC decision-making process and emphasis on free cash flow. The Company is now operating as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, retirement, and health through five principal products and services: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services. Collectively, these products and service lines make up our one segment: Aon United. In addition, the Company is continuing to expand on Aon United growth initiatives through its New Ventures Group.
In 2019, our consolidated total revenue was $11,013 million. This includes $4,673 million in Commercial Risk Solutions, $1,686 million in Reinsurance Solutions, $1,817 million in Retirement Solutions, $1,667 million in Health Solutions, and $1,184 million in Data & Analytic Services, before intercompany eliminations.
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
Reinsurance Solutions includes treaty and facultative reinsurance and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, recapitalization services, mergers and acquisitions. We partner with insurers, reinsurers, investment firms, banks, and corporations in the management of complex commercial issues through the provision of corporate finance advisory services, capital markets solutions, and innovative risk management products.
Retirement Solutions includes core retirement, investment consulting, and human capital. Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration, and legal and compliance consulting. Investment consulting provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments, and foundations. Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. Human capital delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people including, assessment, optimized deployment, and the design, alignment, and benchmarking of compensation to business strategy and performance outcomes.
Health Solutions includes health and benefits brokerage and health care exchanges. Health and benefits brokerage partners with employers to develop innovative, customized benefits strategies that help manage risk, drive engagement, and promote accountability. Our private health exchange solutions help employers transform how they sponsor, structure, and deliver health benefits by building and operating a cost effective alternative to traditional employee and retiree health care. We seek outcomes of reduced employer costs, risk, and volatility, alongside greater coverage and plan choices for individual participants.
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
Revenue and Compensation
Our business generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services we provide to them, and fees from customers. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which we act. Compensation from insurance and reinsurance companies includes: (1) fees for consulting and analytics services, and (2) fees and commissions for administrative and other services provided to or on behalf of insurers and reinsurers. Fees from clients for advice and consulting services are dependent on the extent and value of the services we provide. Payment terms are consistent with current industry practices.
Fiduciary Funds
We typically hold funds on behalf of clients, including premiums received from clients and claims due to clients that are in transit to and from insurers. Certain funds held on behalf of clients are invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect and remit cash. The principal is segregated and not available for general operating purposes, although we earn interest on these accounts.
Competition
Our business operates in a highly competitive and fragmented environment. We compete with other global insurance brokers and consulting companies, including Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, and

Arthur J Gallagher & Company, as well as numerous specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.
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
Investment, securities, and futures licensing authorities also govern certain business activities. For example, in the U.S., we use Aon Securities, LLC, a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation, and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
Further, pension and financial laws and regulations, including oversight and supervision by the FCA in the U.K., the SEC in the U.S., and regulators in other countries govern certain of the retirement-related consulting services provided by Aon and its subsidiaries and affiliates. This includes Aon subsidiaries that provide investment advisory services regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, securities, and insurance laws and regulations, and supervision.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2019. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2019.
Employees
At December 31, 2019, we employed approximately 50,000 employees and conducted our operations in more than 120 countries and sovereignties.

Information Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in the countries in which we do business around the world, including the U.K.’s withdrawal from the E.U.;

•	changes in the competitive environment or damage to our reputation;

•	fluctuations in exchange and interest rates that could influence revenues and expenses;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility or increasing borrowing costs;

•	rating agency actions that could affect our ability to borrow funds;

•	volatility in our tax rate due to a variety of different factors including U.S. federal income tax reform;
•changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions (“E&O”) and other claims against us;

•
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

•	the impact of any investigations brought by regulatory authorities in the U.S., U.K., and other countries;

•	the impact of any inquiries relating to compliance with anti-corruption laws, trade sanctions regimes, or other laws, rules, or regulations;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the effects of English law on our operating flexibility and the enforcement of judgments against us;

•	the failure to retain and attract qualified personnel;

•	international risks associated with our global operations;

•	the effect of natural or man-made disasters;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;

•	our ability to develop and implement new technology;

•	damage to our reputation among clients, markets or third parties;

•	the actions taken by third parties that perform aspects of our business operations and client services;

•
the extent to which we manage certain risks created in connection with the various services, including fiduciary and investment consulting and other advisory services, among others, that we currently provide, or will provide in the future, to clients;

•	our ability to continue, and the costs and risks associated with, growing, developing and integrating companies that we acquire or new products or lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	our risks and uncertainties in connection with the sale of the Divested Business; and

•	our ability to realize the expected benefits from our restructuring plan.
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
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating, and Finance Committees, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share at our investor relations link located at the bottom of the page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
Item 1A.    Risk Factors
The risk factors set forth below reflect risks associated with existing and potential business and the industries in which we operate generally and contain “forward-looking statements” as discussed in the “Business” Section of Part I, Item 1 of this report. Readers should consider these risks in addition to the other information contained in this report as our business, financial condition, or results of operations could be materially adversely affected if any of these risks were to actually occur and the occurrence of such risks could cause our actual results to differ materially from those stated in the forward-looking statements in this document and elsewhere.
In addition, you should consider the risks relating to the proposed Reorganization, which would result in an Irish public limited company serving as the new publicly traded parent company of Aon by means of a scheme of arrangement under English law. We cannot assure you that the Reorganization will be completed or, if it is, that we will realize the benefits we anticipate from the Reorganization. The risk factors relating to the Reorganization are described under “Risk Factors” in our definitive proxy statement filed with the SEC on December 20, 2019, which section is incorporated herein by reference.
Business Risks
An overall decline in economic and business activity could have a material adverse effect on the financial condition and results of operations of our business.

The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the economy of the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in the broader economy or in specific markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions, Reinsurance Solutions, and Data and Analytic Service lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the earnings are determined as a percentage of premiums charged to our clients. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our business.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our market share.
As a global professional services firm, we compete with global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. We compete with respect to service, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.
In addition, alliances among competitors or mergers of competitors could affect our market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop. Competitors may be able to respond to the need for technological changes, innovate faster, respond better to evolving client demand and industry conditions, or price their services more aggressively than we do. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for market share more effectively than we do. Further, new and non-traditional competitors, clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our market share. This competition is further intensified by an industry trend where clients engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the to the evolving competition we face, our financial condition or results of operations might be adversely affected.
If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
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
Our reputation is a key asset of the Company. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients, which could make it difficult for us to attract new clients and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us in any number of activities or circumstances, including third parties, the use and protection of data and systems, satisfaction of client expectations, and regulatory compliance. Damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders, and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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
Our profitability with respect to consulting engagements is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to changes in our business and the market, adapt to the regulatory environment, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs, or improve our efficiency.
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
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control, including but not limited to uncertainty in financial markets due to economic, political, and regulatory conditions. Regardless of the cause, clients, including client employees, participants or other third-party intended beneficiaries, who experience losses or allege that we overcharge for such fiduciary services have in the past asserted claims against us, and we anticipate future similar claims, which could be for significant amounts. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions. Additionally, clients experiencing losses or lower than expected investment returns may leave us for our competitors.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 54% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $928 million at December 31, 2019 and are reported in Cash and cash equivalents and Short-term investments. Funds held on behalf of clients and insurers were $5.2 billion at December 31, 2019 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2019, these long-term investments had a carrying value of $53 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
Our pension obligations and value of our pension assets could adversely affect our shareholders’ equity, net income, cash flow, and liquidity.
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
Our worldwide pension plans are significant, and therefore our pension contributions and expense are sensitive to various market, demographic, and other factors. These factors include equity and bond market returns, fair value of pension assets, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes or developments, and counterparty exposure from various investments and derivative contracts, including annuities. Variations or developments in connection with any of these factors could cause significant changes to our financial position and results of operations from year to year. In addition, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).
We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2019, we had total consolidated debt outstanding of approximately $7.3 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2019, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to take such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.
A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2019 were A- with a stable outlook (Standard & Poor’s, or “S&P”), BBB+ with a stable outlook (Fitch, Inc., or “Fitch”), and Baa2 with a stable outlook (Moody’s Investor Services, or “Moody’s”). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”), was signed into law, significantly changing the U.S. Internal Revenue Code. These changes include, among other things, lowering the corporate income tax rate, subjecting certain future foreign subsidiary earnings, whether or not distributed, to U.S. tax under a Global Intangible Low-Taxed Income provision, imposing a new alternative “Base Erosion and Anti-Abuse Tax” on U.S. corporations that limits deductions for certain deductible amounts payable to foreign affiliates, imposing significant additional limitations on the deductibility of interest payable to related and unrelated lenders, and further limiting deductible executive compensation. The new provisions have been the subject of final regulations as well as proposed regulations and other guidance that, if and when issued in final form, could materially affect the application of the new statutory provisions. In many cases, the final and proposed regulations and other guidance will apply or are proposed to apply retroactively to the date of enactment of the Tax Reform Act. The government could also further modify the proposed rules when they are issued in final form. We continue to analyze how the Tax Reform Act, and any regulations or other governmental action with respect thereto, may impact our business and results of operations.  The changes effected pursuant to the Tax Reform Act, and the regulations or other governmental action thereunder, may have an adverse or volatile effect on our tax rate in fiscal years 2020 and beyond, thereby affecting our results of operations. Additionally, the resulting uncertainty with respect to the interpretation and application of the new provisions, and the risk that regulations or other governmental guidance, including revisions to any such regulations or other governmental action that may change the application of the new statutory provisions, may affect our assessment of the effect of the Tax Reform Act on our business and operations as we continue to analyze it.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
We are, and anticipate we will be, subject to income taxes in the U.K., U.S., Ireland and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation or regulations, such as the enactment of the U.S. Tax Reform Act detailed above, the continuing development of regulations and other governmental action that affect the application of such legislation, our global mix of earnings, the use of global funding structures, the tax characteristics of our income, the effect of complying with transfer pricing requirements under laws of many different countries on our revenues and costs, the consequences of acquisitions and dispositions of businesses and business segments, and the portion of the income of non-U.S. subsidiaries that may be subject to U.S. tax, the portion of the income of non-U.K subsidiaries that may be subject to U.K. tax, or the portion of the income of non-Irish subsidiaries that may be subject to Irish tax whether or not distributed to the respective U.S., U.K. or Irish shareholders. In addition, we could be subject to increased taxation as a result of changes in eligibility for the benefits of current income tax treaties between and among the U.K., the U.S., Ireland and other countries, including any future amendments to the current income tax treaties between the U.K. and Ireland and other jurisdictions (including the U.S.), or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities. Our actual global tax rate may vary from our expectation and that variance may be material.
We are, and anticipate we will be, subject to tax audits conducted by U.S., U.K., Ireland and other tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.
We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to revenue recognition, pensions, recoverability of assets including customer receivables, valuation of goodwill and intangibles, contingencies, share-based payments, and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments or changes in accounting principles or standards, and other factors. Actual results could differ from these estimates, or changes in assumptions, estimates, policies, or developments in the business may change our initial estimates, which could materially affect the Consolidated Statements of Income, Comprehensive Income, Financial Position, Shareholders’ Equity, and Cash Flows.
We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.
Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long-lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Future goodwill or other long-lived asset impairment charges could materially impact our consolidated financial statements.
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
Legal and Regulatory Risks
We are subject to E&O claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on our financial condition or results of operations.
We assist our clients with various matters, including advising on and placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, and providing actuarial, investment consulting, and asset management services. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free consulting or investment advice. It is not always possible to prevent and detect E&O, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
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
Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or subject us to legal and regulatory actions.
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the U.K. Companies Act and the rules and regulations promulgated by the FCA, the U.S. securities laws, rules, and regulations, and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, trade sanctions laws, restrictions and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., and the Bribery Act of 2010 in the U.K.,

impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in several cases, requiring compliance by foreign subsidiaries.
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, impose additional licensure requirements or costs to our operations and services, or cause us to cease offering certain services or solutions. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, including through acquisitions, we may become subject to additional types of laws and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. Regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements respecting data privacy, data security, and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; changes in tax regulations in the jurisdictions in which we operate; regulatory actions or changes that require us to change our compensation model; or additional regulations promulgated by the FCA in the U.K., or other regulatory bodies in jurisdictions in which we operate.
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or suspended from carrying on or developing some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction in the future as it has been conducted in the past.
Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. For instance, The General Data Protection Regulation (“GDPR”), which became effective in 2018, created a range of new compliance obligations, increased financial penalties for non-compliance, and extended the scope of the E.U. data protection law to all companies processing data of E.U. residents, wherever the company’s location. We have incurred substantial operational costs to bring our practices into compliance with GDPR and as other jurisdictions enact their own privacy and data protection regulations, we will incur further expenses to bring our practices in compliance with those regulations, which may differ from GDPR.
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
Services provided in our Health Solutions and Retirement Solutions service lines are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly affecting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use and payment of commissions to agents, brokers, and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies could delay client adoption of our health care exchanges, impair our ability to retain clients who have adopted our health care exchanges, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, changes in laws, government regulations, or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use, or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as pension), may adversely affect the demand for, or profitability of, our services.
If we violate the laws and regulations to which we are subject, we could be subject to fines, penalties, or criminal sanctions and could be prohibited from conducting business in one or more countries. There can be no assurance that our employees, contractors, or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions, which could consume significant management time and resources and could have adverse effects on our business and operations. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we operate in many different business lines, which may occasionally intersect with each other, such as placing both insurance and reinsurance or providing both investment consultancy and fiduciary management services.   If we fail to control possible resulting conflicts of interest, we could be subject to civil litigation, fines, penalties, and criminal sanctions and could be prohibited from participating in one or more lines of business.  As regulators and other government agencies continue to examine our operations, there is no assurance that consent orders or other enforcement actions will not be issued by them in the future. These and other initiatives from national, state, and local officials may subject us to judgments, settlements, fines, or penalties, or cause us to be required to restructure or divest operations and activities, all of which could lead to reputational issues, higher operational costs, business disruption or loss, thereby adversely affecting our business, financial condition, or operating results.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many foreign jurisdictions and effective trademark, copyright, patent, and trade secret protection may not be available in every country or jurisdiction in which we offer our services. Additionally, our competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
English law imposes additional restrictions on certain corporate actions. For example, English law provides that a board of directors may only allot securities with the prior authorization of shareholders, with such authorization specifying a maximum amount of shares that may be allotted under it, and lasting for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. The current authorization is effective until the earlier of our next annual general meeting or August 31, 2020. This authorization will need to be renewed by our shareholders periodically and we intend to renew this authorization at each annual general meeting held while we remain a U.K. company.
English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years as specified in the articles of association or relevant shareholder resolution. The current exclusion is effective until the earlier of our next annual general meeting or August 31, 2020. This exclusion would need to be renewed by our shareholders periodically and we intend to renew this exclusion at each annual general meeting held while we remain a U.K. company.
English law also requires us to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company or other actions. As of December 31, 2019, we had distributable reserves in excess of $32.4 billion. While it is our intention to maintain a sufficient level of distributable reserves in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that the parent company level will maintain the necessary level of distributable reserves to do so.
English law also generally prohibits a company from repurchasing its own shares by way of “off-market purchases” without the prior approval of our shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an “off-market purchase.” The current authorization expires on June 22, 2023. Renewal of this authorization will be sought periodically.

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
It may be difficult to enforce judgments against us obtained in the U.S. courts.
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
Operational Risks
The economic and political conditions of the countries and regions in which we operate, including the U.K.’s withdrawal from the E.U., could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
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
Furthermore, the U.K.’s withdrawal from the E.U., which took place on January 31, 2020 (“Brexit”), has created uncertainty about the future relationship between the U.K. and the E.U. The U.K. entered an 11-month transition period until December 31, 2020, giving the U.K and the E.U. 11 months in which to negotiate and ratify the terms of what is often referred to as a “free trade deal”. With formal trade deal negotiations expected to begin in late February, there remains inevitable uncertainty about the scope of any such arrangement, particularly in key areas such as the regulation of financial services, tax, immigration and employment laws. Our publicly traded parent is incorporated in the U.K., and we have significant operations and a substantial workforce within the country. Aon enjoys certain benefits based on the U.K.’s membership in the E.U., and the lack of clarity around the future relationship between the U.K. and the E.U. creates uncertainty that may have a material impact on our business and operations. We may also be required to incur additional expense as we adapt to the new political and regulatory environment. We have taken steps and enacted plans, including the proposed Reorganization, to ensure that we are able to operate our business in the normal course following Brexit. However, if one or more of such actions or plans is unsuccessful or ineffective, or if we become non-compliant with any conditions attached to such plans or actions, it may affect our business operations and financial condition. Additionally, Brexit has the potential to adversely affect global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, any development that has the effect of devaluing the euro or British pound could meaningfully reduce the value of our assets and reduce the usefulness of liquidity alternatives denominated in that currency such as our multicurrency U.S. credit facility. We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we continuously monitor and manage exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the euro suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.
We may not realize all of the expected benefits from our restructuring plan and other operational improvement initiatives.
In 2017, we initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the Divested Business. The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Restructuring Plan and was completed on December 31, 2019 and resulted in cumulative costs of approximately $1,433 million over the three-year period, consisting of approximately $619 million in workforce reduction, $119 million in technology rationalization costs, $69 million in lease consolidation costs, $53 million in non-cash asset impairments and $573 million in other costs, including certain separation costs associated with the sale of the Divested Business.
We estimate that our annualized savings from the Restructuring Plan and other operational improvement initiatives will be approximately $580 million in 2020. Actual total savings and timing may differ from our estimates and we cannot assure that we will achieve the targeted savings. Unrealized savings in connection with the Restructuring Plan could adversely affect our consolidated financial statements.
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
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience attacks to our systems and networks and have from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.

We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant or extended disruption in the functioning of our information technology systems could damage our reputation, cause us to lose clients, adversely impact our operations, sales, and operating results, and require us to incur significant expense and divert resources to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service, and reliability that our clients require, we may be required to make significant additional investments in our information technology system.
Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information, including confidential information about our clients’ and employees’ compensation, medical information, and other personally identifiable information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure of confidential, personal, or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, fines, loss of revenue, and loss of clients. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, the E.U.’s GDPR, which went into effect in May 2018, caused us to incur significant expenses in an effort to implement the applicable GDPR provisions within our business before the effective date causing distraction from other aspects of our business. In addition, non-compliance with GDPR could result in proceedings against us by governmental entities or others and additional costs in connection therewith. Other jurisdictions in which we operate have adopted their own regulations governing personal data and information, and we expect additional jurisdictions to continue to adopt regulations. We have and will continue to incur expenses and devote resources to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
Our business performance and growth plans could be negatively affected if we are not able to gain internal efficiencies through the application of technology or effectively apply technology in driving value for our clients through innovation and technology-based solutions. Conversely, investments in internal systems or innovative product offerings may fail to yield sufficient return to cover their investments.
Our success depends, in part, on our ability to develop and implement technology-based solutions that anticipate or keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. The effort to gain technological expertise, develop new technologies in our business, and achieve internal efficiencies through technology require us to incur significant expenses and attract talent with the necessary skills. There is no assurance that our technological investments in internal systems will achieve the intended efficiencies and such unrealized savings or benefits could affect our results of operations. Additionally, if we cannot offer new technologies as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of our proprietary databases, repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing databases, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Innovations in software, cloud computing, or other technologies that alter how our services are delivered could significantly undermine our investment in this business if we are slow to innovate or unable to take advantage of these developments.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third-party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
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
In connection with the implementation of our corporate strategies and initiatives, we face risks associated with, among others, the acquisition or disposition of businesses, the integration and development of acquired businesses, and the entry into new lines of business or products,.
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own and we routinely are actively engaged in the process of identifying, analyzing, and negotiating possible transactions. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses and culture. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely result in missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies, and we could incur unexpected costs in connection with integration. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, we will be able to reduce overhead related to the divested assets, or will realized the intended benefits of the disposition.
We may enter new lines of business or offer new products and services within existing lines of business either through acquisitions or through initiatives to generate organic revenue growth. These new lines of business, products, and services present the Company with additional risks, particularly in instances where the markets are new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, product or service, integrating the acquired business into our systems and culture, recruiting and retaining experienced professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business, products, or services. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
We are subject to various risks and uncertainties in connection with the sale of the Divested Business.
On May 1, 2017, we sold the Divested Business to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”). This transaction carries inherent risks, including the risk that we will not earn the $500 million of additional consideration or otherwise realize the intended value of the transaction. Furthermore, we have entered into ongoing commercial arrangements with the Buyer.  If we do not realize the intended benefits of these arrangements, it could affect our results of operations or adversely affect our relationship with clients, partners, colleagues, and other third parties. Additionally, if the Divested Business does not deliver the level of service to which our clients and partners are accustomed, it could adversely affect our relationships with such third parties.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 122 Leadenhall Street, London, England, where we occupy approximately 195,000 square feet of space under an operating lease agreement that expires in 2034. The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	391,000	2028
4 Overlook Point, Lincolnshire, Illinois	242,000	2024
165 Broadway, New York, New York	237,000	2028
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 10 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2019.

Item 3.    Legal Proceedings
We hereby incorporate by reference Note 17 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 14, 2020 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	55
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

John Bruno	54
Chief Operations Officer. Mr. Bruno joined Aon in September 2014 as Enterprise Innovation & Chief Information Officer. He was named an Executive Officer in February 2017 and Chief Operations Officer in April 2017. Prior to joining Aon, Mr. Bruno held various positions at NCR Corporation, a technology company focused on assisted and self-service solutions, from 2008 to 2014, where he most recently served as Executive Vice President, Industry & Field Operations and Corporate Development. Prior to working at NCR, Mr. Bruno served in various technology positions at Goldman Sachs Group, Merrill Lynch & Co. Inc., and Symbol Technologies, Inc.

Gregory C. Case	57
Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. He also served as Aon’s President from April 2005 to May 2018. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, a global management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey’s Global Insurance Practice and was a member of McKinsey’s governing Shareholders’ Committee. Prior to joining McKinsey, Mr. Case worked for the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.

Christa Davies	48
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

Anthony Goland	60
Chief Innovation Officer. Mr. Goland joined Aon in September 2015 as Chief Human Resources Officer and served in that position through October 2018. Prior to joining Aon, Mr. Goland spent 30 years at McKinsey & Company, where he was a leader of the firm’s financial services, financial inclusion, and organization practices. Prior to McKinsey, he had experience with J.P. Morgan and IBM, and before that he volunteered and served as a Sergeant in the U.S. Army.

Michael Neller	41
Chief Accounting Officer and Global Controller. Mr. Neller joined Aon in August 2011 as its Vice President, Technical Accounting and Policy. From December 2011 to February 2018, Mr. Neller served as Aon’s Deputy Global Controller. In this role, he was responsible for Aon’s Latin America and North America regions, as well as global accounting policy, corporate accounting, and external reporting. Before joining Aon, Mr. Neller served from July 2009 to August 2011 as a Senior Manager of KPMG LLP, an international public accounting firm, in its Department of Professional Practice (National Office). He was named Senior Vice President and Global Controller in February 2018.

Michael O’Connor	51
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

Lisa Stevens	50
Chief People Officer. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.

Andy Weitz	43
Global Chief Marketing Officer. Mr. Weitz joined Aon in 2014 as Senior Vice President for Global Marketing and Communications. Before joining Aon, Mr. Weitz was President and CEO of the U.S. region for Hill + Knowlton Strategies, a global strategic communications consultancy. Prior to Hill + Knowlton, Mr. Weitz worked at Marsh, Inc., a global insurance brokerage, and served in various roles at Trilogy, Inc. a software company.

Darren Zeidel	48
General Counsel and Company Secretary. Mr. Zeidel was named General Counsel and Company Secretary in July 2019. Prior to this Mr. Zeidel held several leadership roles with Aon, including as Deputy General Counsel immediately prior to his appointment; Global Chief Counsel - Corporate, Retirement & Investment and Health Exchanges from 2017 to 2019; and Global Chief Counsel of Aon Hewitt upon joining Aon in 2012 to 2017. Before this Mr. Zeidel worked for Honeywell, where he held business segment general counsel roles in the aerospace strategic business unit and at Honeywell UOP LLC. Mr. Zeidel began his career as an Associate in the Mergers and Acquisitions group in the New York office of Skadden, Arps, Slate, Meagher & Flom, LLP.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the NYSE under the trading symbol AON. If the proposed Reorganization is completed, we expect the Class A Ordinary Shares of our new Irish parent company to be admitted for listing and trading on the NYSE under the trading symbol “AON.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Proposed Reorganization.”
On February 13, 2020, the last reported sale price of our ordinary shares as reported by the NYSE was $234.58 per share. We have approximately 208 holders of record of our Class A Ordinary Shares as of February 13, 2020.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/19 – 10/31/19	—	$—	—	$2,473,632,319
11/1/19 – 11/30/19	2,280,294	$197.34	2,280,294	$2,023,632,372
12/1/19 – 12/31/19	—	$—	—	$2,023,632,372
	2,280,294	$197.34	2,280,294	$2,023,632,372

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017, for a total of $15.0 billion in repurchase authorizations.

Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any unregistered sales of equity in 2019.

Item 6.    Selected Financial Data

(millions, except per share data)	2019	2018	2017	2016	2015
Income Statement Data
Total revenue from continuing operations (1)	$11,013	$10,770	$9,998	$9,409	$9,480
Net income from continuing operations	1,574	1,100	435	1,253	1,253
Net income (loss) from discontinued operations	(1)	74	828	177	169
Net income	1,573	1,174	1,263	1,430	1,422
Less: Net income attributable to noncontrolling interests	41	40	37	34	37
Net income attributable to Aon shareholders	$1,532	$1,134	$1,226	$1,396	$1,385
Basic net income per share attributable to Aon shareholders
Continuing operations	$6.42	$4.32	$1.54	$4.55	$4.33
Discontinued operations	—	0.30	3.20	0.66	0.60
Net income	$6.42	$4.62	$4.74	$5.21	$4.93
Diluted net income per share attributable to Aon shareholders
Continuing operations	$6.37	$4.29	$1.53	$4.51	$4.28
Discontinued operations	—	0.30	3.17	0.65	0.60
Net income	$6.37	$4.59	$4.70	$5.16	$4.88
Balance Sheet Data
Fiduciary assets (2)	$11,834	$10,166	$9,625	$8,959	$9,465
Intangible assets including goodwill	$8,948	$9,320	$10,091	$9,300	$8,795
Total assets(3)	$29,405	$26,422	$26,088	$26,615	$26,883
Long-term debt	$6,627	$5,993	$5,667	$5,869	$5,138
Non-current operating lease liabilities (3)	$944	$—	$—	$—	$—
Total equity (1)	$3,449	$4,219	$4,648	$5,532	$6,059
Class A Ordinary Shares and Other Data
Dividends paid per share	$1.72	$1.56	$1.41	$1.29	$1.15
At year-end:
Market price, per share	$208.29	$145.36	$134.00	$111.53	$92.21
Shares outstanding	232.1	240.1	247.6	262.0	269.8

(1)
In the first quarter of 2018, Aon adopted new accounting guidance related to the recognition of revenue which was applied under the modified retrospective approach. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” and Note 3 “Revenue from Contracts with Customers” for further information.

(2)	Represents insurance premium receivables from clients and claims receivables from insurance carriers as well as cash and investments held in a fiduciary capacity.

(3)
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases which was applied under the modified retrospective approach. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” and Note 10 “Lease Commitments” for further information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2019 FINANCIAL RESULTS
Aon is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management continues to lead its set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases that was applied using the modified retrospective approach. Under this approach, prior periods were not restated. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information surrounding the quantitative and qualitative impacts of adopting the new accounting guidance.
The following is a summary of our 2019 financial results from continuing operations:

•
Revenue increased $243 million, or 2%, to $11,013 million in 2019 compared to 2018, reflecting 6% organic revenue growth, partially offset by a 3% unfavorable impact if we were to translate prior year period results using current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact from divestitures, net of acquisitions. Organic revenue growth for the year was highlighted by each of the five solution lines contributing similar or improved growth compared to the prior year.

•
Operating expenses decreased $382 million, or 4%, to $8,844 million in 2019 compared to 2018 due primarily to a $238 million favorable impact from foreign currency translation, a $176 million decrease from a non-cash impairment charge related to certain assets and liabilities that were classified as held for sale in the prior year period, $169 million of incremental savings from restructuring and other operational improvement initiatives, an $81 million decrease in expenses related to divestitures, net of acquisitions, a $62 million net decrease in expense related to legacy litigation, and a $34 million decrease in restructuring charges, partially offset by an increase in expense associated with 6% organic revenue growth and investments supporting long-term growth initiatives.

•
Operating margin increased to 19.7% in 2019 from 14.3% in 2018. The increase in operating margin from the prior year is primarily driven by organic revenue growth of 6% and strong operational improvement.

•	Due to the factors set forth above, net income from continuing operations was $1,574 million in 2019, an increase of $474 million, or 43%, from 2018.

•	Diluted earnings per share from continuing operations was $6.37 per share during the twelve months of 2019 compared to $4.29 per share for the prior year period.

•
Cash flows provided by operating activities was $1,835 million in 2019, an increase of $149 million, or 9%, from $1,686 million in 2018. The current year period includes approximately $130 million of net cash payments related to certain litigation settlements. The prior year comparable period included an $80 million accelerated pension contribution.

We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth, adjusted operating margins, adjusted diluted earnings per share, and free cash flows. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto (the “Consolidated Financial Statements”). The following is our measure of performance against these four metrics from continuing operations for 2019:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% in 2019, compared to 5% organic growth in the prior year. Organic revenue growth was driven by growth across every major revenue line, with particular strength in Reinsurance Solutions and Commercial Risk Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 27.5% in 2019, compared to 25.0% in the prior year. The increase in adjusted operating margin primarily reflects organic revenue growth of 6%, operational improvement, and $169 million of incremental savings related to restructuring and other operational improvement initiatives.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $9.17 per share in 2019, an increase of $1.01 per share, or 12%, from $8.16 per share in 2018. The increase in adjusted diluted earnings per share primarily reflects strong operational performance and effective capital management, highlighted by $2.0 billion of share repurchase during 2019, partially offset by an unfavorable impact from foreign currency translation.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $1,610 million in 2019, an increase of $164 million, or 11%, from $1,446 million in 2018, driven by an increase of $149 million in cash flows in operations and a $15 million decrease in capital expenditures.

PROPOSED REORGANIZATION
In October 2019, we announced the proposed Reorganization, which would result in an Irish public limited company serving as our new publicly traded parent company by means of a scheme of arrangement under English law. The Reorganization would effectively change the jurisdiction of incorporation of the publicly traded parent company of Aon from the U.K. to Ireland.
The Reorganization requires shareholder approval, which was obtained on February 4, 2020. We are also required to make an application to the High Court of Justice of England and Wales to seek approval of the Reorganization. This application is expected to be heard, and we currently anticipate that the Reorganization will be completed, on March 31, 2020. This expected date depends on a number of factors. If this expected date is changed, we will give adequate notice of such change by issuing an announcement that will be made available at our website.
Upon completion of the Reorganization, each shareholder will own the same number of Class A Ordinary Shares of the new Irish parent company that such shareholder owned immediately prior to completion of the Reorganization, and each shareholder’s proportionate ownership and relative voting rights will remain unchanged. We will continue to report earnings and other financial statements in accordance with SEC regulations, including U.S. dollar denominated financial statements. We expect that the shares of the new Irish parent company will be listed on the NYSE under the symbol “AON,” the same symbol under which our Class A Ordinary Shares are currently listed.
We believe the Reorganization will have no material impact on the day-to-day conduct of the various operating companies within Aon, the strategy of Aon, or the dividend policy of the new Irish parent company. The location of our future operations will depend on the needs of our business, independent of legal domicile, as per our practice prior to the Reorganization.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases that was applied using the prospective approach. Under this approach, prior periods were not restated. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information surrounding the quantitative and qualitative impacts of adopting the new accounting guidance. In the first quarter of 2018, Aon adopted new accounting guidance related to the treatment of revenue from contracts with customers that was applied prospectively on the U.S. GAAP financial statements and therefore the 2017 comparable period has not been restated.
Our consolidated results are as follow:

	Years ended December 31
(millions)	2019	2018	2017
Revenue
Total revenue	$11,013	$10,770	$9,998
Expenses
Compensation and benefits	6,054	6,103	6,003
Information technology	494	484	419
Premises	339	370	348
Depreciation of fixed assets	172	176	187
Amortization and impairment of intangible assets	392	593	704
Other general expense	1,393	1,500	1,272
Total operating expenses	8,844	9,226	8,933
Operating income	2,169	1,544	1,065
Interest income	8	5	27
Interest expense	(307)	(278)	(282)
Other income (expense)	1	(25)	(125)
Income from continuing operations before income taxes	1,871	1,246	685
Income tax expense	297	146	250
Net income from continuing operations	1,574	1,100	435
Net income (loss) from discontinued operations	(1)	74	828
Net income	1,573	1,174	1,263
Less: Net income attributable to noncontrolling interests	41	40	37
Net income attributable to Aon shareholders	$1,532	$1,134	$1,226
Diluted net income per share attributable to Aon shareholders
Continuing operations	$6.37	$4.29	$1.53
Discontinued operations	—	0.30	3.17
Net income	$6.37	$4.59	$4.70
Weighted average ordinary shares outstanding - diluted	240.6	247.0	260.7
Consolidated Results for 2019 Compared to 2018
Revenue
Total revenue increased $243 million, or 2%, to $11,013 million in 2019, compared to $10,770 million in 2018. The increase was driven by 6% organic revenue growth, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact from divestitures, net of acquisitions. Organic revenue growth for the year was highlighted by each of the five solution lines contributing similar or improved growth compared to the prior year.
Commercial Risk Solutions revenue increased $21 million, or less than 1%, to $4,673 million in 2019, compared to $4,652 million in 2018. Organic revenue growth was 7% in 2019, reflecting growth across every major geography, highlighted by double-

digit growth across the U.S. and Latin America, driven by strong retention and management of the renewal book portfolio. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $123 million, or 8%, to $1,686 million in 2019, compared to $1,563 million in 2018. Organic revenue growth was 10% in 2019 driven by strong net new business generation globally in treaty, as well as double-digit growth globally in facultative placements and in capital markets transactions. In addition, market impact was modestly positive on results.
Retirement Solutions revenue decreased $48 million, or 3%, to $1,817 million in 2019, compared to $1,865 million in 2018. Organic revenue growth was 2% in 2019 driven by solid growth in delegated investment management and in the Human Capital practice, partially offset by an unfavorable impact from certain businesses that were divested in the second quarter.
Health Solutions revenue increased $71 million, or 4%, to $1,667 million in 2019, compared to $1,596 million in 2018. Organic revenue growth was 5% in 2019 driven primarily by solid growth globally in health and benefits brokerage, highlighted by particular strength internationally.
Data & Analytic Services revenue increased $79 million, or 7%, to $1,184 million in 2019, compared to $1,105 million in 2018. Organic revenue growth was 4% in 2019 driven by growth globally across our Affinity business, with particular strength across both business and consumer solutions in the U.S.
Compensation and Benefits
Compensation and benefits decreased $49 million, or 1%, in 2019 compared to 2018. The decrease was primarily driven by a $173 million favorable impact from foreign currency translation, $144 million of incremental savings from restructuring and other operational improvement initiatives, and a $47 million decrease in expenses related to divestitures, net of acquisitions, partially offset by a $90 million increase in restructuring charges and an increase in expense associated with 6% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $10 million, or 2%, in 2019 compared to 2018. The increase was primarily driven by an increase in expense associated with 6% organic revenue growth and an increase in investments to support growth initiatives across the portfolio and enhance capabilities of our Aon Business Services organization, partially offset by a $9 million favorable impact from foreign currency translation, an $8 million decrease in restructuring charges, a $5 million decrease in expenses related to divestitures, net of acquisitions, and $4 million of incremental savings from restructuring and other operational improvement initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $31 million, or 8%, in 2019 compared to 2018. The decrease was primarily driven by an $11 million favorable impact from foreign currency translation, $11 million of incremental savings from restructuring and other operational improvement initiatives, and a reduction of costs as we continue to optimize our global real estate footprint, partially offset by a $5 million increase in restructuring charges.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $4 million, or 2%, in 2019 compared to 2018. The decrease was primarily driven by a $3 million favorable impact from foreign currency translation.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $201 million, or 34%, in 2019 compared to 2018. Included in 2018 was a $176 million non-cash impairment charge related to certain assets and liabilities that were classified as held for sale.
Other General Expenses
Other general expenses decreased $107 million, or 7%, in 2019 compared to 2018. The decrease was primarily driven by a $122 million decrease in restructuring charges, a $62 million net decrease in expense related to legacy litigation, a $36 million favorable impact from foreign currency translation, a $12 million decrease in expenses related to divestitures, net of acquisitions, and $11 million of incremental savings from restructuring and other operational improvement initiatives, partially offset by an increase in expense associated with 6% organic revenue growth and investments supporting long-term growth initiatives.

Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $8 million in 2019, an increase of $3 million, or 60%, from 2018, reflecting the currency composition of operating cash.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $307 million in 2019, an increase of $29 million, or 10%, from 2018. The increase was driven primarily by higher outstanding debt balances.
Other Income (Expense)
Total other income was $1 million in 2019, compared to other expense of $25 million in 2018. Other income in 2019 primarily includes $13 million in net gains on the disposition of businesses, a $9 million favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $9 million of pension and other postretirement income, and $4 million of equity earnings, partially offset by $34 million of losses on certain financial instruments.
Income from Continuing Operations before Income Taxes
Due to factors discussed above, income from continuing operations before income taxes was $1,871 million in 2019, a 50% increase from $1,246 million in 2018.
Income Taxes from Continuing Operations
The effective tax rate on net income from continuing operations was 15.9% in 2019 and 11.7% in 2018. The primary driver of the 2019 tax rate is the geographical distribution of income, including restructuring charges, as well as net favorable discrete items, including the impact of share-based payments.
The 2018 tax rate was primarily driven by the geographical distribution of income including restructuring charges, legacy litigation, and the impairment of certain assets and liabilities classified as held for sale. The tax rate was also impacted by certain discrete items including the net tax benefit associated with the sale of the disposal group and the impact of share-based payments offset by the net tax expense from enactment date impacts of the Tax Cuts and Jobs Act of 2017 and changes in valuation allowances.
Net Income from Discontinued Operations
Net loss from discontinued operations was $1 million in the twelve months ended December 31, 2019, compared to net income from discontinued operations of $74 million in 2018.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders increased to $1,532 million, or $6.37 per diluted share, in 2019, compared to $1,134 million, or $4.59 per diluted share, in 2018.
Consolidated Results for 2018 Compared to 2017
We have elected not to include a discussion of our consolidated results for 2018 compared to 2017 in this report in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 19, 2019.
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

Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Twelve Months Ended
	Dec 31, 2019	Dec 31, 2018	% Change	Revenue Recognition(1)	Less: Currency Impact(2)	Less: Fiduciary Investment Income(3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth(4)
Commercial Risk Solutions	$4,673	$4,652	—%	N/A	(3)%	—%	(4)%	7%
Reinsurance Solutions	1,686	1,563	8	N/A	(2)	1	(1)	10
Retirement Solutions	1,817	1,865	(3)	N/A	(2)	—	(3)	2
Health Solutions	1,667	1,596	4	N/A	(3)	—	2	5
Data & Analytic Services	1,184	1,105	7	N/A	(3)	—	6	4
Elimination	(14)	(11)	N/A	N/A	N/A	N/A	N/A	N/A
Total revenue	$11,013	$10,770	2%	—%	(3)%	—%	(1)%	6%

	Twelve Months Ended
	Dec 31, 2018	Dec 31, 2017	% Change	Revenue Recognition(1)	Less: Currency Impact(2)	Less: Fiduciary Investment Income(3)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth(4)
Commercial Risk Solutions	$4,652	$4,169	12%	—%	1%	—%	5%	6%
Reinsurance Solutions	1,563	1,429	9	(1)	2	1	—	7
Retirement Solutions	1,865	1,755	6	—	1	—	3	2
Health Solutions	1,596	1,515	5	(1)	—	—	1	5
Data & Analytic Services	1,105	1,140	(3)	—	—	—	(6)	3
Elimination	(11)	(10)	NA	NA	NA	NA	NA	NA
Total revenue	$10,770	$9,998	8%	—%	1%	—%	2%	5%

(1)	Revenue recognition represents the impact of Aon’s adoption of the new revenue recognition standard, effective for Aon in the first quarter of 2018.

(2)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(3)	Fiduciary investment income for the years ended December 31, 2019, 2018, and 2017, respectively, was $74 million, $53 million, and $32 million.

(4)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of the adoption of the new revenue recognition standard, changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentages):

	Years ended December 31
	2019	2018	2017
Revenue from continuing operations	$11,013	$10,770	$9,998

Operating income from continuing operations	$2,169	$1,544	$1,065
Restructuring	451	485	497
Amortization and impairment of intangible assets (1)	392	593	704
Legacy litigation (2)	13	75	—
Regulatory and compliance matters	—	—	28
Operating income from continuing operations - as adjusted	$3,025	$2,697	$2,294

Operating margin from continuing operations	19.7%	14.3%	10.7%
Operating margin from continuing operations - as adjusted	27.5%	25.0%	22.9%

(1)
Included in the twelve months ended December 30, 2018 was a $176 million non-cash impairment charge taken on certain assets and liabilities held for sale. Included in the twelve months ended December 31, 2017 was a $380 million non-cash impairment charge taken on indefinite-lived tradenames.

(2)
During the fourth quarter of 2019 we settled legacy litigation that had been reported in a prior year as an adjustment to GAAP earnings.  In connection with the settlement, we recorded a $13 million charge in the quarter, which represents the difference between the amount accrued in the prior year and the final settlement amount of the legacy litigation.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2019
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$2,169	$856	$3,025
Interest income	8	—	8
Interest expense	(307)	—	(307)
Other income (expense) (1)	1	—	1
Income before income taxes from continuing operations	1,871	856	2,727
Income tax expense (2)	297	181	478
Net income from continuing operations	1,574	675	2,249
Net income (loss) from discontinued operations (3)	(1)	—	(1)
Net income	1,573	675	2,248
Less: Net income attributable to noncontrolling interests	41	—	41
Net income attributable to Aon shareholders	$1,532	$675	$2,207

Diluted net income per share attributable to Aon shareholders
Continuing operations	$6.37	$2.80	$9.17
Discontinued operations	—	—	—
Net income	$6.37	$2.80	$9.17

Weighted average ordinary shares outstanding — diluted	240.6	—	240.6
Effective tax rates (3)
Continuing operations	15.9%		17.5%
Discontinued operations	47.4%		47.4%

	Year Ended December 31, 2018
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,544	$1,153	$2,697
Interest income	5	—	5
Interest expense	(278)	—	(278)
Other income (expense) (1)	(25)	37	12
Income before income taxes from continuing operations	1,246	1,190	2,436
Income tax expense (2)	146	233	379
Net income from continuing operations	1,100	957	2,057
Net income (loss) from discontinued operations (3)	74	(82)	(8)
Net income	1,174	875	2,049
Less: Net income attributable to noncontrolling interests	40	—	40
Net income attributable to Aon shareholders	$1,134	$875	$2,009

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$4.29	$3.87	$8.16
Discontinued operations	0.30	(0.33)	(0.03)
Net income	$4.59	$3.54	$8.13

Weighted average ordinary shares outstanding — diluted	247.0	—	247.0
Effective tax rates (3)
Continuing operations	11.7%		15.6%
Discontinued operations	15,949.3%		29.7%

	Year Ended December 31, 2017
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,065	$1,229	$2,294
Interest income	27	—	27
Interest expense	(282)	—	(282)
Other income (expense) (1)	(125)	128	3
Income before income taxes from continuing operations	685	1,357	2,042
Income tax expense (2)	250	55	305
Net income from continuing operations	435	1,302	1,737
Net income (loss) from discontinued operations (3)	828	(772)	56
Net income	1,263	530	1,793
Less: Net income attributable to noncontrolling interests	37	—	37
Net income attributable to Aon shareholders	$1,226	$530	$1,756

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$1.53	$4.99	$6.52
Discontinued operations	3.17	(2.95)	0.22
Net income	$4.70	$2.04	$6.74

Weighted average ordinary shares outstanding — diluted	260.7	—	260.7
Effective tax rates (3)
Continuing operations	36.5%		14.9%
Discontinued operations	58.9%		11.7%

(1)	Adjusted Other income (expense) excludes pension settlement charges of $37 million and $128 million, for the years ended 2018, and 2017, respectively.

(2)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rates. In addition, tax expense excludes the tax impacts of the sale of the disposal group and enactment date impacts of the Tax Cuts and Jobs Act of 2017.

(3)
Adjusted Net income (loss) from discontinued operations excludes the gain on sale of discontinued operations of $82 million and $779 million for the years ended 2018, and 2017, respectively. Adjusted net income from discontinued operations excludes intangible asset amortization of $11 million for the twelve months ended December 31, 2017. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a non-GAAP measure of our core operating performance and cash generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, the Consolidated Financial Statements. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

Years Ended December 31	2019	2018	2017
Cash provided by continuing operating activities	$1,835	$1,686	$669
Capital expenditures used for continuing operations	(225)	(240)	(183)
Free cash flow provided by continuing operations	$1,610	$1,446	$486
Impact of Foreign Currency Exchange Rate Fluctuations
Because we conduct business in more than 120 countries and sovereignties, foreign currency exchange rate fluctuations have a significant impact on our business. Foreign currency exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rate fluctuations on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.19 unfavorable impact on net income per diluted share during the year ended December 31, 2019. Currency fluctuations had a $0.08 favorable impact on net income per diluted share during the year ended December 31, 2018, when 2017 results were translated at 2018 rates. Currency fluctuations had a $0.12 favorable impact on net income per diluted share during the year ended December 31, 2017, when 2016 results were translated at 2017 rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.23 unfavorable impact on adjusted net income per diluted share during the year ended December 31, 2019. Currency fluctuations had a $0.09 favorable impact on adjusted net income per diluted share during the year ended December 31, 2018, when 2017 results were translated at 2018 rates. Currency fluctuations had a $0.08 favorable impact on adjusted net income per diluted share during the year ended December 31, 2017, when 2016 results were translated at 2017 rates. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flows provided by operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses and investments, restructuring activities, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums and claims in Fiduciary assets in the Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Our Fiduciary assets included cash and short-term investments of $5.2 billion and $3.9 billion at December 31, 2019 and 2018, respectively, and fiduciary receivables of $6.7 billion and $6.3 billion at December 31, 2019 and 2018, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2019, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2019 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-Term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$790	$—	$3,285	$4,075
Money market funds	—	138	1,869	2,007
Cash and short-term investments	790	138	5,154	6,082
Fiduciary receivables	—	—	6,680	6,680
Total	$790	$138	$11,834	$12,762

Cash and cash equivalents increased $134 million in 2019 compared to 2018. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2019	2018	2017
Cash provided by operating activities	$1,835	$1,686	$669
Cash provided by (used for) investing activities	$(229)	$31	$2,806
Cash used for financing activities	$(1,493)	$(1,699)	$(3,265)
Effect of exchange rates changes on cash and cash equivalents	$21	$(118)	$69
Operating Activities
Net cash provided by operating activities during the twelve months ended December 31, 2019 increased $149 million, or 9%, from the prior year to $1,835 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and the collection of receivables.
Pension Contributions
Pension contributions were $135 million for the twelve months ended December 31, 2019, as compared to $252 million for the twelve months ended December 31, 2018. In 2020, we expect to contribute approximately $123 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Restructuring Plan
In 2017, Aon initiated the Restructuring Plan in connection with the sale of the Divested Business. The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company has incurred all remaining costs for the Restructuring Plan and the plan was closed in the fourth quarter of 2019.
The Restructuring Plan resulted in cumulative charges of $1,433 million, consisting of $619 million in workforce reduction, $119 million in technology rationalization costs, $69 million in lease consolidation costs, $53 million in non-cash asset impairments, and $573 million in other costs, including certain separation costs associated with the sale of the Divested Business. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expense in the accompanying Consolidated Statements of Income. Before any potential reinvestment of savings, the Restructuring Plan delivered annual cumulative expense savings of $529 million in 2019 and is expected to deliver run-rate savings of $580 million annually in 2020. The Company eliminated 5,832 positions under the Restructuring Plan.
The following table summarizes restructuring and separation costs by type that were incurred through the end of the Restructuring Plan (in millions):

	2019	2018	2017	Completed Plan Total
Workforce reduction	$205	$115	$299	$619
Technology rationalization (1)	39	47	33	119
Lease consolidation (1)	33	28	8	69
Asset impairments	14	13	26	53
Other costs associated with restructuring and separation (1) (2)	160	282	131	573
Total restructuring and related expenses	$451	$485	$497	$1,433

(1)
Total contract termination costs incurred under the Restructuring Plan associated with technology rationalizations, lease consolidations, and other costs associated with restructuring and separation for the twelve months ended December 31, 2019 were $0 million, $33 million, and $13 million, respectively; for the twelve months ended December 31, 2018 were $5 million, $25 million, and $85 million, respectively; and for the twelve months ended December 31, 2017 were $1 million, $8 million, and $3 million, respectively.

(2)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are typically recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of December 31, 2019 are as follows (in millions):

Restructuring Plan
Balance at December 31, 2018	$201
Expensed	418
Cash payments	(415)
Foreign currency translation and other	—
Balance at December 31, 2019	$204
The Company’s unpaid liabilities for the Restructuring Plan are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statement of Financial Position. Of the remaining liabilities as of December 31, 2019, we expect approximately $180 million to be paid in 2020.
Investing Activities
Cash flows used for investing activities in continuing operations during the twelve months ended December 31, 2019 were $229 million, a decrease of $260 million compared to prior year. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $34 million at December 31, 2019 as compared to December 31, 2018. As disclosed in Note 16 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2019, the Company completed the acquisition of three businesses for consideration of $39 million, net of cash acquired, and the disposition of eight businesses for a $52 million cash inflow, net of cash sold.
During 2018, the Company completed the acquisition of eight businesses for consideration of $58 million, net of cash acquired, and the disposition of four businesses for a $10 million cash outflow, net of cash sold.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $225 million in 2019 and $240 million in 2018, primarily related to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flows used for financing activities in continuing operations during the twelve months ended December 31, 2019 were $1,493 million, a decrease of $206 million compared to prior year. Generally, the primary drivers of cash flows used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017, for a total of $15.0 billion in repurchase authorizations.

The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2019	2018
Shares repurchased	10.5	10.0
Average price per share	$186.33	$143.94
Costs recorded to retained earnings
Total repurchase cost	$1,950	$1,447
Additional associated costs	10	7
Total costs recorded to retained earnings	$1,960	$1,454
At December 31, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.0 billion. Under the Repurchase Program, we have repurchased a total of 128.7 million shares for an aggregate cost of approximately $13.0 billion.
Borrowings
Total debt at December 31, 2019 was $7.3 billion, an increase of $1.1 billion compared to December 31, 2018. Commercial paper activity during the years ended December 31, 2019 and 2018 is as follows (in millions):

	Twelve months ended December 31
	2019	2018
Total issuances(1)	$4,812	$5,400
Total repayments	(4,941)	(5,118)
Net issuances	$(129)	$282
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On November 15, 2019, Aon Corporation issued $500 million 2.20% Senior Notes due November 2022. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
In September 2019, the Company’s $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Other Liquidity Matters
Distributable Reserves
As a company incorporated in England and Wales, we are required under U.K. law to have available “Distributable Reserves” to make share repurchases or pay dividends to shareholders. Distributable Reserves are created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the High Court of Justice in England. Distributable Reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2019 and 2018, we had Distributable Reserves in excess of $32.4 billion and $2.2 billion, respectively. On July 16, 2019, we completed a reduction in share capital to create additional Distributable Reserves of $31 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under U.K. law. We believe that we will have sufficient Distributable Reserves to fund shareholder dividends and make share repurchases for the foreseeable future. Additionally, following the Reorganization, we would be required under Irish law to have available “Distributable Profits” (the equivalent to Distributable Reserves under U.K. law) to make share repurchases or pay dividends to shareholders.

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
As of December 31, 2019, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $400 million multi-currency U.S. credit facility expiring in October 2023.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2019, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2019.
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
The major rating agencies’ ratings of our debt at February 14, 2020 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2019, the undiscounted maximum potential future payments under the lease guarantee were $70 million, with an estimated fair value of $12 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2019.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2019, the undiscounted maximum potential future payments under the performance guarantees were $151 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2019.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOC”). We had total LOCs outstanding of approximately $73 million at December 31, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $110 million at December 31, 2019, compared to $103 million at December 31, 2018.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 17 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, the Company had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” in Part I, Item I of this report.
Contractual Obligations
Summarized in the table below are our contractual obligations and commitments as of December 31, 2019. Payments by year due are estimated as follows (in millions):

	Payments due by
	2020	2021-2022	2023-2024	After 2024	Total
Principal payments on debt	$712	$900	$950	$4,882	$7,444
Interest payments on debt	302	528	498	2,137	3,465
Operating leases	208	379	254	432	1,273
Pension and other postretirement benefit plans	128	288	246	265	927
Purchase obligations	156	129	63	48	396
Total	$1,506	$2,224	$2,011	$7,764	$13,505
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
In 2019, our principal U.K. subsidiary agreed with the trustees of one of the U.K. plans to contribute £1.2 million ($2 million at December 31, 2019 exchange rates) per annum to facilitate de-risking. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2019, the estimated winding-up deficit was £64 million ($83 million at December 31, 2019 exchange rates). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services or other service contracts. Purchase obligations exclude $299 million of liabilities for uncertain tax positions due to our inability to reasonably estimate the periods when potential cash settlements will be made.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we make estimates, assumptions, and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of revenues and expenses during the periods presented.
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Consolidated Financial Statements.

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
Retirement Solutions includes core retirement, investment consulting, and human capital. Revenue consists primarily of fees paid by customers for consulting services. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
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

Data & Analytic Services includes Affinity, Aon InPoint, and ReView. Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.
Restructuring
Workforce reduction costs
The method used to account for workforce reduction costs depends on whether the costs result from an ongoing severance plan, which represents the majority of these costs, or are considered one-time costs related to exit and disposal activities, which are less frequent. We account for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or we have an established pattern of paying by a specific formula. We recognize these costs when the likelihood of future settlement is probable and the amount of the related benefit is reasonably estimable, or on a straight-line basis over the remaining service period, if applicable.
Although less frequent than costs subject to our established severance policy, when applicable, we estimate our one-time workforce reduction costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. We recognize these costs when we identify the specific classification (or functions) and locations of the employees being terminated, notify the employees who might be included in the termination, and expect to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.
Lease consolidation costs
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases that was applied using the modified retrospective approach. Under this approach, prior periods were not restated. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further information surrounding the quantitative and qualitative impacts of adopting the new accounting guidance.
Where we have provided notice of cancellation pursuant to a lease agreement, we remove the associated right-of-use (“ROU”) asset and the related lease liability, including any additional termination penalties incurred that were not previously included within the liability. To the extent that the associated ROU assets and lease liabilities are removed, a corresponding gain or loss is recorded.

For properties where we plan to permanently cease use of a space and have the intent and ability to sublease the property, we will test the ROU asset for impairment to determine if a loss has occurred. The test for impairment will adjust the book value of the asset based on the net present value of the future cash flows expected from a sublease agreement using current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we may record an additional impairment to reflect actual outcomes.

For properties where we plan to permanently cease use of a space and have no intention of reoccupying or subleasing the property, the amortization related to the ROU asset will be accelerated and recognized on a straight-line basis from the date that we commit to a plan to abandon the space through the date we permanently exit the property.

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
Other associated costs of exit and disposal activities
We recognize other costs associated with exit and disposal activities as they are incurred, including separation costs, moving costs, and consulting and legal fees.
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands, and Canada, which are closed to new entrants. We have ceased crediting future benefits relating to salary and services for our U.S., U.K., Netherlands, and Canada plans to the extent statutorily permitted.
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
As of December 31, 2019, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2020 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,244	$1,763	$454
Amortization period	8 to 27 years	7 to 23 years	13 to 38 years
Estimated 2020 amortization of loss	$32	$68	$12
The unrecognized prior service cost (credit) at December 31, 2019 was $1 million, $40 million, and $(6) million for the U.S., U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2019, the market-related value of assets was $2.0 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2019, the fair value of plan assets was $2.1 billion. Our non-U.S. plans use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2019:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	2.74%	3.30 - 7.04%	2.10 - 3.10%
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
Holding all other assumptions constant, the following table reflects what a 25 basis point (“bps”) increase and decrease in our discount rate would have on our projected benefit obligation at December 31, 2019 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 bps Change in Discount Rate
	Increase	Decrease
U.K. plans	$(211)	$193
U.S. plans	$(92)	$98
Other plans	$(61)	$65

(1)
Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.

Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our discount rate would have on our estimated 2020 pension expense (in millions):

	25 bps Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(2)	$—
U.S. plans	$1	$(1)
Other plans	$1	$(1)
Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our long-term rate of return on plan assets would have on our estimated 2020 pension expense (in millions):

	25 bps Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(15)	$15
U.S. plans	$(5)	$5
Other plans	$(3)	$3
Estimated future contributions
We estimate cash contributions of approximately $123 million to our pension plans in 2020 as compared with cash contributions of $135 million in 2019.

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2019 that indicate the existence of an impairment with respect to our reported goodwill.
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
In determining the fair value of our reporting units, we use a discounted cash flow (“DCF”) model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2019 and 2018, there was no indication of goodwill impairment, and no further testing was required.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2019. If we are required to record impairment charges in the future, they could materially impact our results of operations.
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
Share-Based Payments
Share-based compensation expense is measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. We estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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
Compensation expense is recognized over the performance period. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved, which are based on a fixed number of potential outcomes. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.
The largest plan is the Leadership Performance Plan (“LPP”), which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2017 to 2019 performance period ended on December 31, 2019, the 2016 to 2018 performance period ended on December 31, 2018, and the 2015 to 2017 performance period ended on December 31, 2017. The LPP currently has two open performance periods: 2018 to 2020 and 2019 to 2021. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2019 expense by approximately $7.5 million, while a 10% downward adjustment would have decreased our expense by approximately $7.5 million.
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
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances are evaluated periodically and will be subject to change in each future reporting period as a result of changes in various factors.
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
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report contains a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2019, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2020 and 2021. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $23 million and $6 million at December 31, 2020 and 2021, respectively.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.19 impact during the twelve months ended December 31, 2019. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.23 impact during the twelve months ended December 31, 2019 if we were to translate prior year results at current quarter exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in short-term interest rates. We monitor our net exposure to short-term interest rates, and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in North America, continental Europe, and the Asia Pacific region. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $50 million to each of 2020 and 2021 pretax income. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $50 million to each of 2020 and 2021 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $7.4 billion and $6.2 billion as of December 31, 2019 and December 31, 2018, respectively. The fair value was greater than the carrying value by $815 million at December 31, 2019, and $166 million greater than the carrying value at December 31, 2018. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2019.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aon plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Aon plc (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, and the related notes in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for leases in 2019.

As discussed in Note 2 “Summary of Significant Accounting Principles and Practices” of the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for revenue in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had net deferred tax assets of $446 million at December 31, 2019. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Conclusions on the realizability of the net deferred tax assets involve significant management judgment including assumptions and estimates related to the amount and timing of future taxable income. Auditing the deferred tax asset calculation and the related forecast of future taxable income was especially challenging as it involved a high degree of auditor judgment around management’s assumptions and estimates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income and the related assumptions.
Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we inspected the growth rate used in the calculation, the estimates of the reversal of cumulative temporary differences by year and the capital and debt requirements by jurisdiction. We compared the projections of future taxable income with the actual results of prior periods, as well as management’s considerations of current industry and economic trends. Further, we involved tax subject matter professionals in the review of the information identified.

We have served as the Company’s auditor since 1986.

Chicago, Illinois
February 14, 2020

Aon plc
Consolidated Statements of Income

	Years ended December 31
(millions, except per share data)	2019	2018	2017
Revenue
Total revenue	$11,013	$10,770	$9,998
Expenses
Compensation and benefits	6,054	6,103	6,003
Information technology	494	484	419
Premises	339	370	348
Depreciation of fixed assets	172	176	187
Amortization and impairment of intangible assets	392	593	704
Other general expense	1,393	1,500	1,272
Total operating expenses	8,844	9,226	8,933
Operating income	2,169	1,544	1,065
Interest income	8	5	27
Interest expense	(307)	(278)	(282)
Other income (expense)	1	(25)	(125)
Income from continuing operations before income taxes	1,871	1,246	685
Income tax expense	297	146	250
Net income from continuing operations	1,574	1,100	435
Net income (loss) from discontinued operations	(1)	74	828
Net income	1,573	1,174	1,263
Less: Net income attributable to noncontrolling interests	41	40	37
Net income attributable to Aon shareholders	$1,532	$1,134	$1,226

Basic net income per share attributable to Aon shareholders
Continuing operations	$6.42	$4.32	$1.54
Discontinued operations	—	0.30	3.20
Net income	$6.42	$4.62	$4.74
Diluted net income per share attributable to Aon shareholders
Continuing operations	$6.37	$4.29	$1.53
Discontinued operations	—	0.30	3.17
Net income	$6.37	$4.59	$4.70
Weighted average ordinary shares outstanding - basic	238.6	245.2	258.5
Weighted average ordinary shares outstanding - diluted	240.6	247.0	260.7
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2019	2018	2017
Net income	$1,573	$1,174	$1,263
Less: Net income attributable to noncontrolling interests	41	40	37
Net income attributable to Aon shareholders	1,532	1,134	1,226
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	3	11	12
Foreign currency translation adjustments	14	(444)	390
Postretirement benefit obligation	(141)	17	19
Total other comprehensive income (loss)	(124)	(416)	421
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(4)	5
Total other comprehensive income (loss) attributable to Aon shareholders	(124)	(412)	416
Comprehensive income attributable to Aon shareholders	$1,408	$722	$1,642
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2019	2018
Assets
Current assets
Cash and cash equivalents	$790	$656
Short-term investments	138	172
Receivables, net	3,112	2,760
Fiduciary assets	11,834	10,166
Other current assets	602	618
Total current assets	16,476	14,372
Goodwill	8,165	8,171
Intangible assets, net	783	1,149
Fixed assets, net	621	588
Operating lease right-of-use assets	929	—
Deferred tax assets	645	561
Prepaid pension	1,216	1,133
Other non-current assets	570	448
Total assets	$29,405	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,939	$1,943
Short-term debt and current portion of long-term debt	712	251
Fiduciary liabilities	11,834	10,166
Other current liabilities	1,086	936
Total current liabilities	15,571	13,296
Long-term debt	6,627	5,993
Non-current operating lease liabilities	944	—
Deferred tax liabilities	199	181
Pension, other postretirement, and postemployment liabilities	1,738	1,636
Other non-current liabilities	877	1,097
Total liabilities	25,956	22,203

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2019 - 232.1; 2018 - 240.1)	2	2
Additional paid-in capital	6,152	5,965
Retained earnings	1,254	2,093
Accumulated other comprehensive loss	(4,033)	(3,909)
Total Aon shareholders' equity	3,375	4,151
Noncontrolling interests	74	68
Total equity	3,449	4,219
Total liabilities and equity	$29,405	$26,422
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2017	262.0	$5,580	$3,856	$(3,912)	$57	$5,581
Net income	—	—	1,226	—	37	1,263
Shares issued — employee stock compensation plans	3.6	(120)	(1)	—	—	(121)
Shares purchased	(18.0)	—	(2,415)	—	—	(2,415)
Share-based compensation expense	—	321	—	—	—	321
Dividends to shareholders ($1.41 per share)	—	—	(364)	—	—	(364)
Net change in fair value of financial instruments	—	—	—	12	—	12
Net foreign currency translation adjustments	—	—	—	385	5	390
Net postretirement benefit obligation	—	—	—	19	—	19
Net purchases of shares from noncontrolling interests	—	(4)	—	—	(7)	(11)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(27)	(27)
Balance at December 31, 2017	247.6	5,777	2,302	(3,496)	65	4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	1,134	—	40	1,174
Shares issued — employee stock compensation plans	2.5	(148)	—	—	—	(148)
Shares purchased	(10.0)	—	(1,454)	—	—	(1,454)
Share-based compensation expense	—	338	—	—	—	338
Dividends to shareholders ($1.56 per share)	—	—	(382)	—	—	(382)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(440)	(4)	(444)
Net postretirement benefit obligation	—	—	—	17	—	17
Net purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—		—	—	(32)	(32)
Balance at December 31, 2018	240.1	5,967	2,093	(3,909)	68	4,219
Net income	—	—	1,532	—	41	1,573
Shares issued — employee stock compensation plans	2.5	(130)	(1)	—	—	(131)
Shares purchased	(10.5)	—	(1,960)	—	—	(1,960)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.72 per share)	—	—	(410)	—	—	(410)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	14	—	14
Net postretirement benefit obligation	—	—	—	(141)	—	(141)
Dividends paid to noncontrolling interests on subsidiary common stock	—		—	—	(35)	(35)
Balance at December 31, 2019	232.1	$6,154	$1,254	$(4,033)	$74	$3,449

See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years ended December 31
(millions)	2019	2018	2017
Cash flows from operating activities
Net income	$1,573	$1,174	$1,263
Less: Income from discontinued operations, net of income taxes	(1)	74	828
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	(13)	6	16
Depreciation of fixed assets	172	176	187
Amortization and impairment of intangible assets	392	593	704
Share-based compensation expense	317	338	319
Deferred income taxes	(36)	(225)	(18)
Change in assets and liabilities:
Fiduciary receivables	(409)	(679)	171
Short-term investments — funds held on behalf of clients	(1,246)	(320)	(135)
Fiduciary liabilities	1,655	999	(36)
Receivables, net	(371)	(127)	(254)
Accounts payable and accrued liabilities	(28)	25	96
Restructuring reserves	3	23	172
Current income taxes	(20)	34	(914)
Pension, other postretirement and postemployment liabilities	(156)	(259)	(66)
Other assets and liabilities	1	2	(8)
Cash provided by operating activities - continuing operations	1,835	1,686	669
Cash provided by operating activities - discontinued operations	—	—	65
Cash provided by operating activities	1,835	1,686	734
Cash flows from investing activities
Proceeds from investments	61	71	68
Payments for investments	(113)	(80)	(64)
Net sales (purchases) of short-term investments — non-fiduciary	35	348	(232)
Acquisition of businesses, net of cash acquired	(39)	(58)	(1,029)
Sale of businesses, net of cash sold	52	(10)	4,246
Capital expenditures	(225)	(240)	(183)
Cash provided by (used for) investing activities - continuing operations	(229)	31	2,806
Cash used for investing activities - discontinued operations	—	—	(19)
Cash provided by (used for) investing activities	(229)	31	2,787
Cash flows from financing activities
Share repurchase	(1,960)	(1,470)	(2,399)
Issuance of shares for employee benefit plans	(131)	(149)	(121)
Issuance of debt	6,052	5,754	1,654
Repayment of debt	(4,941)	(5,417)	(1,999)
Cash dividends to shareholders	(410)	(382)	(364)
Noncontrolling interests and other financing activities	(103)	(35)	(36)
Cash used for financing activities - continuing operations	(1,493)	(1,699)	(3,265)
Cash used for financing activities - discontinued operations	—	—	—
Cash used for financing activities	(1,493)	(1,699)	(3,265)
Effect of exchange rates on cash and cash equivalents	21	(118)	69
Net increase (decrease) in cash and cash equivalents	134	(100)	325
Cash and cash equivalents at beginning of period	656	756	431
Cash and cash equivalents at end of period	$790	$656	$756
Supplemental disclosures:
Interest paid	$289	$266	$272
Income taxes paid, net of refunds	$353	$337	$1,182
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Use of Estimates
The preparation of the accompanying Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency exchange rate movements increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Consolidated Financial Statements in future periods.
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
Retirement Solutions includes core retirement, investment consulting, and human capital. Revenue consists primarily of fees paid by customers for consulting services, such as risk management strategies, health and benefits, and human capital consulting services. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
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
Data & Analytic Services includes Affinity, Aon InPoint, and ReView.  Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.

Share-based Compensation Expense
Share-based payments to employees, including grants of restricted share units and performance share awards, are measured based on grant date fair value. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Pension and Other Postretirement Benefits
The Company records net periodic cost relating to its pension and other postretirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen as reflected in Other income (expense) within the Consolidated Statements of Income. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company’s Consolidated Statements of Financial Position using a December 31 measurement date.
Net Income per Share
Basic net income per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, including participating securities, which consist of unvested share awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding, which have been adjusted for the dilutive effect of potentially issuable ordinary shares, including certain contingently issuable shares. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method.
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
At December 31, 2019, Cash and cash equivalents and Short-term investments totaled $928 million compared to $828 million at December 31, 2018. Of the total balance, $110 million and $91 million was restricted as to its use at December 31, 2019 and 2018, respectively. Included within the December 31, 2019 and 2018 balances, respectively, were £42.7 million ($55.5 million at December 31, 2019 exchanges rates) and £42.7 million ($53.9 million at December 31, 2018 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, which were included in Short-term investments.
Fiduciary Assets and Liabilities
In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as Fiduciary assets in the Company’s Consolidated Statements of Financial Position. Unremitted insurance premiums and claims are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Consolidated Statements of Financial Position.
Aon held fiduciary assets for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $5.2 billion and $3.9 billion at December 31, 2019 and 2018, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $70 million and $62 million at December 31, 2019 and 2018, respectively.

Fixed Assets
Fixed assets are stated at cost, less accumulated depreciation. Included in this category are certain capitalized costs incurred during the application development stage related to directly obtaining, developing, or enhancing internal use software. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Asset Description	Estimated Useful Life
Software	Lesser of the life of an associated license, or 4 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term, not to exceed 10 years
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years
Buildings	35 years
Automobiles	6 years

Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired in the acquisition of a business. Goodwill is allocated to applicable reporting units. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that their value of the reporting unit exceeds its carrying amount, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, the Company performs a hypothetical purchase price allocation based on the reporting unit’s fair value to determine the fair value of the reporting unit’s goodwill. Any resulting difference will be a charge to Amortization and impairment of intangible assets in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Estimated Useful Life
Tradenames	Straight-line	1 to 3 years
Customer-related and contract-based	In line with underlying cash flows	7 to 20 years
Technology and other	Straight-line	5 to 7 years

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
In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedged item, the risk being hedged, Aon’s risk management objective and strategy for undertaking the hedge, and the method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both the inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges quarterly or more frequently if facts and circumstances require.

For a derivative designated as a fair value hedging instrument, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the change in fair value of a hedging instrument is recognized in Accumulated other comprehensive income (“AOCI”) and subsequently reclassified to earnings in the same period the hedged item impacts earnings. For a net investment hedge, the change in fair value of the hedging instrument is recognized in AOCI as part of the cumulative translation adjustment.
Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an “economic hedge”) are recorded in Other income (expense) in the Consolidated Statements of Income in the period of change.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in Net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity. Further, gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency of that entity are included in Other income (expense) within the Consolidated Statements of Income.
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
Leases
The Company leases office facilities, equipment, and automobiles under non-cancelable operating and finance leases. The Company’s lease obligations are primarily for the use of office facilities. The Company evaluates if a leasing arrangement exists upon inception of a contract. A contract contains a lease if the contract conveys the right to control the use of identified tangible assets for a period of time in exchange for consideration. Identified property, plant, or equipment may include a physically distinct portion of a larger asset, or a portion of an asset that represents substantially all of the capacity of the asset but is not physically distinct. The Company assesses whether a contract implicitly contains the right to control the use of a tangible asset that is not already owned. In addition, the Company subleases certain real estate properties to third parties, which are classified as operating leases.
The Company’s leases expire at various dates and may contain renewal and expansion options. The exercise of lease renewal and expansion options are typically at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. The Company’s leases do not typically contain termination options. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
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
The Company made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Statements of Financial Position. However, the Company recognized these lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. The Company chose to apply this accounting policy across all classes of underlying assets.
A portion of the Company’s lease agreements include variable lease payments that are not recorded in the initial measurement of the lease liability and ROU asset balances. For real estate arrangements, base rental payments may be escalated according to annual changes in the Consumer Price Index (“CPI”) or other indices. The escalated rental payments based on the estimated CPI at the lease commencement date are included within minimum rental payments; however, changes in CPI are considered variable in nature and are recognized as variable lease costs in the period in which the obligation is incurred. Additionally, real estate lease agreements may include other variable payments related to operating expenses charged by the landlord based on actual expenditures. Information technology equipment agreements may include variable payments based on usage of the equipment. These expenses are also recognized as variable lease costs in the period in which the expense is incurred.
The Company utilizes discount rates to determine the present value of the lease payments based on information available at the commencement date of the lease. As the rate implicit in each lease is not typically readily available, the Company uses an incremental borrowing rate based on factors such as the lease term and the economic environment where the lease exists to determine the appropriate present value of future lease payments. When determining the incremental borrowing rate, the Company considers the rate of interest it would pay on a secured borrowing in an amount equal to the lease payments for the underlying asset under similar terms.
Operating leases are included in Operating lease ROU assets, Other current liabilities, and Non-current operating lease liabilities on the Consolidated Statements of Financial Position. Finance leases are included in Other non-current assets, Other current liabilities, and Other non-current liabilities on the Consolidated Statements of Financial Position.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest entity (“VIE”) model to the entity, otherwise, the entity is evaluated under the voting interest model. Where Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE's economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. Aon holds a controlling financial interest in entities that are not VIEs where it, directly or indirectly, holds more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner.
New Accounting Pronouncements
Adoption of New Accounting Standards
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to reclassification of certain tax effects from accumulated other comprehensive income. The guidance allowed a reclassification from accumulated comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The guidance was effective for the Company in the first quarter of 2019. Aon did not elect to reclassify stranded tax effects on the Consolidated Statement of Financial Position; therefore, for the three and twelve months ended December 31, 2019, there was no impact on the net income of the Company. It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.
Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued new accounting guidance related to targeted improvements to accounting for hedging activities. The new guidance amended its hedge accounting model to enable entities to better portray their risk management activities in the financial statements. The guidance eliminated the requirement to separately measure and report hedge ineffectiveness and required the effect of a hedging instrument to be presented in the same income statement line as the hedged item. The new guidance was effective for Aon in the first quarter of 2019 and the Company adopted it on a modified retrospective basis with no cumulative effect adjustment to Accumulated other comprehensive income (loss) or corresponding adjustment to Retained earnings. Changes to the Consolidated Statement of Income and financial statement disclosures were applied prospectively. Under the new guidance, gains or losses on certain derivative hedging instruments are recognized in Revenue, as opposed to Other income (expense) under the previous guidance. For the three and twelve months ended December 31, 2019, the adoption of this guidance had no impact on the net income and an insignificant impact on the operating income of the Company.
Leases
In February 2016, the FASB issued a new accounting standard related to leases, which required lessees to recognize assets and liabilities for most leases. Under the new standard, a lessee is required to recognize in the Consolidated Statements of Financial Position, liabilities to make future lease payments and ROU assets representing its right to use the underlying assets for the lease term. The recognition, measurement, timing, and presentation of expenses and cash flows arising from a lease by a lessee did not significantly changed from previous U.S. GAAP. Under previous U.S. GAAP, leases classified as operating were not required to be recognized as assets and liabilities on the Consolidated Statements of Financial Position, and expense for minimum lease payments would be recognized on a straight-line basis over the term of the lease in the Consolidated Statements of Income. Leases classified as capital leases under previous U.S. GAAP were initially recorded using the present value of the minimum lease payments, with an associated capital lease liability, classified as short-term or long-term, as appropriate in the Consolidated Statements of Financial Position.
The Company adopted the new standard as of January 1, 2019 using the modified retrospective approach for all leases existing at, or entered into after, the period of adoption. Under this approach, prior periods were not restated. Rather, lease balances and other disclosures for prior periods were provided in the Notes to Consolidate Financial Statements as previously reported, and the cumulative effect of initially applying the guidance was recognized in the Consolidated Statement of Financial Position as of December 31, 2019.
The modified retrospective approach included several optional practical expedients available that entities could elect to apply upon transition. These practical expedients related to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed a lessee to carry forward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. In addition, the Company elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allowed a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. Lastly, the Company did not elect the practical expedient related to hindsight analysis which allowed a lessee to use hindsight in determining the lease term and in assessing impairment of the entity’s ROU assets.
The Company made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less on the Consolidated Statement of Financial Position. However, the Company recognized these lease payments in the Consolidated Statement of Income on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. The Company chose to apply this accounting policy across all classes of underlying assets. Additionally, upon adoption, the Company utilized a discount rate to determine the present value of the lease payments based on information available as of January 1, 2019.
Beginning January 1, 2019, operating ROU assets and operating lease liabilities were recognized based on the present value of lease payments over the lease term at the commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments for the remaining lease term as of January 1, 2019. Upon adoption, the Company recognized ROU assets and lease liabilities of $1.1 billion and $1.3 billion, respectively. The standard had an insignificant impact on the Consolidated Statement of Income and no impact on the Consolidated Statement of Cash Flows. Refer to Note 10 “Lease Commitments” for further information including significant assumptions and judgments made.

As a result of applying the modified retrospective approach to adopt the new leasing standard, the following adjustments were made to the Consolidated Statement of Financial Position as of January 1, 2019 (in millions):

	December 31, 2018		January 1, 2019
	As Reported	Adjustments	As Adjusted
Assets
Operating lease right-of-use assets	$—	$1,021	$1,021
Other non-current assets	$448	$78	$526

Liabilities
Other current liabilities	$936	$219	$1,155
Non-current operating lease liabilities	$—	$1,014	$1,014
Other non-current liabilities	$1,097	$(134)	$963

Revenue Recognition
In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers (the “Standard” or “ASC 606”), which superseded nearly all existing revenue recognition guidance under U.S. GAAP (“ASC 605”). The core principal of the Standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company elected to apply the modified retrospective adoption approach to all contracts. Under this approach, prior periods were not restated. Rather, revenues and other disclosures for prior periods were provided in the notes to the Consolidated Financial Statements as previous reported under ASC 605, and the cumulative effect of initially applying the standard was recognized as an adjustment to Retained earnings for approximately $507 million.

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

Accounting Standards Issued but Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued new accounting guidance that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in the existing guidance. It also clarifies certain aspects of the existing guidance to promote more consistent application. The new guidance is effective for Aon in the first quarter of 2021, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on the Consolidated Financial Statements and the period of adoption.

Cloud Computing Arrangements
In August 2018, the FASB issued new accounting guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The new guidance aligns capitalization requirements for certain implementation costs incurred in cloud computing arrangements with existing requirements for capitalizing implementation costs for internal-use software. These costs will be deferred over the term of the hosting arrangement, including any optional renewal periods the entity is reasonably certain to exercise. An entity may apply the new guidance on either a prospective or retrospective basis. The new guidance is effective for Aon in the first quarter of 2020. The Company will adopt the new guidance on a prospective basis for all implementation costs incurred after the date of initial adoption. The Company does not expect adoption to have a significant impact on the Consolidated Financial Statements.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The new guidance is effective for Aon in the first quarter of 2021 with early adoption permitted and will be applied retrospectively. The Company is currently evaluating the impact that the guidance will have on the Consolidated Financial Statements and the period of adoption.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The Company will adopt the new guidance in the first quarter of 2020 on a prospective basis. The Company does not expect adoption to have a significant impact on the Consolidated Financial Statements.
Credit Losses
In June 2016, the FASB issued a new accounting standard on the measurement of credit losses on financial instruments. The new standard replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. An entity will apply the new standard through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the standard is effective. The new standard is effective for Aon in the first quarter of 2020. The Company has executed a comprehensive approach to assess the impact of the new accounting standard. Further, control activities and operational processes have been designed and are being implemented to ensure compliance with the new standard. The Company will adopt this standard on January 1, 2020 using a modified retrospective adoption approach. Under this approach, prior periods will not be restated, rather, the cumulative effect of initially applying the new standard will be recognized as a decrease to Retained earnings as of January 1, 2020. The Company expects this adjustment to be less than $10 million.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years ended December 31
	2019	2018	2017
Commercial Risk Solutions	$4,673	$4,652	$4,169
Reinsurance Solutions	1,686	1,563	1,429
Retirement Solutions	1,817	1,865	1,755
Health Solutions	1,667	1,596	1,515
Data & Analytic Services	1,184	1,105	1,140
Elimination	(14)	(11)	(10)
Total revenue	$11,013	$10,770	$9,998

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years ended December 31
	2019	2018	2017
United States	$5,016	$4,677	$4,425
Americas other than United States	919	940	976
United Kingdom	1,502	1,555	1,436
Europe, Middle East, & Africa other than United Kingdom	2,338	2,413	2,025
Asia Pacific	1,238	1,185	1,136
Total revenue	$11,013	$10,770	$9,998

Contract Costs

Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2019	2018
Balance at beginning of period	$329	$298
Additions	1,453	1,504
Amortization	(1,447)	(1,465)
Impairment	—	—
Foreign currency translation and other	—	(8)
Balance at end of period	$335	$329

Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2019	2018
Balance at beginning of period	$156	$145
Additions	58	53
Amortization	(44)	(41)
Impairment	—	—
Foreign currency translation and other	1	(1)
Balance at end of period	$171	$156

4.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years ended December 31
	2019	2018	2017
Foreign currency remeasurement	$9	$25	$(37)
Disposal of businesses	13	(6)	(16)
Pension and other postretirement	9	1	(86)
Equity earnings	4	4	12
Financial instruments	(34)	(49)	2
Total	$1	$(25)	$(125)

Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2019	2018	2017
Balance at beginning of period	$62	$59	$56
Provision	27	24	18
Accounts written off, net of recoveries	(19)	(25)	(18)
Foreign currency translation and other	—	4	3
Balance at end of period	$70	$62	$59

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2019	2018
Costs to fulfill contracts with customers	$335	$329
Taxes receivable	88	113
Prepaid expenses	97	97
Receivables from the Divested Business (1)	4	12
Other	78	67
Total	$602	$618

(1)	Refer to Note 5 “Discontinued Operations” for further information.

Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2019	2018
Software	$727	$693
Leasehold improvements	358	334
Computer equipment	250	279
Furniture, fixtures and equipment	225	228
Construction in progress	183	154
Other	37	45
Fixed assets, gross	1,780	1,733
Less: Accumulated depreciation	1,159	1,145
Fixed assets, net	$621	$588

Depreciation expense, which includes software amortization, was $172 million, $176 million, and $187 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Other Non-current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2019	2018
Costs to obtain contracts with customers	$171	$156
Investments	53	54
Leases (1)	100	—
Taxes receivable	102	100
Other	144	138
Total	$570	$448

(1)
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases which was applied under the modified retrospective approach. The Other non-current asset balances related to leasing under the legacy accounting standard are reflected in Other as reported in December 31, 2018. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2019	2018
Deferred revenue (1)	$270	$251
Taxes payable	93	83
Leases (2)	210	—
Other	513	602
Total	$1,086	$936

(1)	$532 million and $487 million was recognized in the Consolidated Statements of Income during the twelve months ended December 31, 2019 and December 31, 2018, respectively.

(2)
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases which was applied under the modified retrospective approach. The Other current liability balances related to leasing under the legacy accounting standard are reflected in Other as reported in December 31, 2018. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.

Other Non-current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2019	2018
Taxes payable (1)	$525	$585
Leases (2)	76	169
Compensation and benefits	49	56
Deferred revenue	62	65
Other	165	222
Total	$877	$1,097

(1)
Includes $145 million and $240 million for the non-current portion of the Transition Tax, as of December 31, 2019 and December 31, 2018, respectively. Refer to Note 11 “Income Taxes” for further information on the Transition Tax.

(2)
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases which was applied under the modified retrospective approach. The comparable period presented reflects balances under the legacy accounting standard. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.

5. Discontinued Operations
On February 9, 2017, the Company entered into a Purchase Agreement with Tempo Acquisition, LLC (the “Purchase Agreement”) to sell the Divested Business to an entity formed and controlled by affiliates of the Buyer and certain designated purchasers that are direct or indirect subsidiaries of the Buyer.
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
The financial results of the Divested Business for the years ended December 31, 2019, 2018, and 2017 are presented as Net income (loss) from discontinued operations on the Company’s Consolidated Statements of Income. The following table presents the financial results of the Divested Business (in millions):

	Years ended December 31
	2019	2018	2017
Revenue
Total revenue	$—	$—	$698
Expenses
Total operating expenses	2	12	656
Operating income from discontinued operations	(2)	(12)	42
Other income	—	—	10
Income (loss) from discontinued operations before income taxes	(2)	(12)	52
Income tax expense (benefit)	(1)	(4)	3
Net income (loss) from discontinued operations, excluding gain	(1)	(8)	49
Gain on sale of discontinued operations, net of tax	—	82	779
Net income (loss) from discontinued operations	$(1)	$74	$828

Upon triggering held for sale criteria in February 2017, Aon ceased depreciating and amortizing all long-lived assets included in discontinued operations. Total operating expenses for the year ended December 31, 2017, include $8 million of depreciation of fixed assets and $11 million of intangible asset amortization for the time prior to the Company triggering held for sale criteria.

The Company’s Consolidated Statements of Cash Flows present the operating, investing, and financing cash flows of the Divested Business as discontinued operations. Aon uses a centralized approach to cash management and financing of its operations. Prior to the closing of the transaction, portions of the Divested Business’s cash were transferred to Aon daily, and Aon would fund the Divested Business as needed. There were no Cash and cash equivalents of discontinued operations at December 31, 2017 or thereafter. Total proceeds received for the sale of the Divested Business and taxes paid as a result of the sale are recognized on the Consolidated Statements of Cash Flows in Cash provided by investing activities - continuing operations and Cash provided by operating activities - continuing operations, respectively for the period ended December 31, 2017.
6. Restructuring
In 2017, Aon initiated the Restructuring Plan in connection with the sale of the Divested Business. The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company has incurred all remaining costs for the Restructuring Plan and the plan was closed in the fourth quarter of 2019.
The Restructuring Plan resulted in cumulative charges of $1,433 million, consisting of $619 million in workforce reduction, $119 million in technology rationalization costs, $69 million in lease consolidation costs, $53 million in non-cash asset impairments, and $573 million in other costs, including certain separation costs associated with the sale of the Divested Business. These charges are included in Compensation and benefits, Information technology, Premises, Depreciation of fixed assets, and Other general expense in the accompanying Consolidated Statements of Income. The Company eliminated 5,832 positions under the Restructuring Program.
The following table summarizes restructuring and related expenses by type that were incurred through the end of the Restructuring Plan (in millions):

	2019	2018	2017	Completed Plan Total
Workforce reduction	$205	$115	$299	$619
Technology rationalization (1)	39	47	33	119
Lease consolidation (1)	33	28	8	69
Asset impairments	14	13	26	53
Other costs associated with restructuring and separation (1) (2)	160	282	131	573
Total restructuring and related expenses	$451	$485	$497	$1,433

(1)
Total contract termination costs incurred under the Restructuring Plan associated with technology rationalizations, lease consolidations, and other costs associated with restructuring and separation for the twelve months ended December 31, 2019 were $0 million, $33 million, and $13 million, respectively; for the twelve months ended December 31, 2018 were $5 million, $25 million, and $85 million, respectively; and for the twelve months ended December 31, 2017 were $1 million, $8 million, and $3 million, respectively.

(2)
Other costs associated with the Restructuring Plan include those to separate the Divested Business, as well as moving costs, and consulting and legal fees. These costs are typically recognized when incurred.

The changes in the Company’s liabilities for the Restructuring Plan as of December 31, 2019 are as follows (in millions):

Restructuring Plan
Balance at December 31, 2018	$201
Expensed	418
Cash payments	(415)
Foreign currency translation and other	—
Balance at December 31, 2019	$204

The Company’s unpaid liabilities for the Restructuring Plan are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statement of Financial Position.

7.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed three acquisitions during the year ended December 31, 2019 and eight acquisitions during the year ended December 31, 2018. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

For the year ended December 31, 2019
Consideration transferred
Cash	$42
Deferred and contingent consideration	8
Aggregate consideration transferred	$50

Assets acquired
Cash and cash equivalents	$4
Receivables, net	—
Goodwill	34
Intangible assets, net	22
Fixed assets, net	1
Other assets	13
Total assets acquired	74
Liabilities assumed
Current liabilities	18
Other non-current liabilities	6
Total liabilities assumed	24
Net assets acquired	$50

Intangible assets are primarily customer-related and contract-based assets. Those intangible assets acquired as part of a business acquisition in 2019 had a weighted average useful economic life of 7 years. Acquisition related costs incurred and recognized within Other general expense for the year ended December 31, 2019 were $1 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2019 was approximately $7 million.
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
Completed Dispositions
The Company completed eight dispositions during the year ended December 31, 2019. The Company completed four dispositions during the year ended December 31, 2018 and nine dispositions during the year ended December 31, 2017, excluding the sale of the Divested Business.
Total pretax gains, net of losses, for the year ended December 31, 2019 was $13 million. Total pretax losses, net of gains, for the years ended December 31, 2018, and 2017, were $6 million and $16 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income.
During 2018, the Company recorded a non-cash impairment charge of $176 million related to certain assets and liabilities held for sale. The impairment charge was recognized in Amortization and impairment of intangible assets on the Consolidated Statement of Income. During 2017, the Company recorded a non-cash impairment charge of $380 million to its tradenames associated with the Divested Business as these assets were not sold to the Buyer.
8.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2019 and 2018, respectively, are as follows (in millions):

Balance as of January 1, 2018	$8,358
Goodwill related to current year acquisitions	38
Goodwill related to disposals	(2)
Goodwill related to prior year acquisitions	4
Foreign currency translation	(227)
Balance as of December 31, 2018	$8,171
Goodwill related to current year acquisitions	34
Goodwill related to disposals	(11)
Goodwill related to prior year acquisitions	2
Foreign currency translation	(31)
Balance as of December 31, 2019	$8,165

Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2019			2018
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,264	$1,600	$664	$2,240	$1,444	$796
Tradenames	1,029	956	73	1,027	740	287
Technology and other	380	334	46	391	325	66
Total	$3,673	$2,890	$783	$3,658	$2,509	$1,149

Amortization expense and impairment charges from finite lived intangible assets were $392 million, $593 million, and $704 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2019 is as follows (in millions):

Estimated Future Amortization
For the years ended
2020	$223
2021	127
2022	86
2023	76
2024	59
Thereafter	212
Total	$783

9.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2019	2018
Commercial paper	$112	$250
5.00% Senior Notes due September 2020	600	599
2.80% Senior Notes due March 2021	399	398
2.20% Senior Notes due November 2022	497	—
4.00% Senior Notes due November 2023	348	348
3.50% Senior Notes due June 2024	597	596
3.875% Senior Notes due December 2025	746	746
2.875% Senior Notes due May 2026 (EUR 500M)	550	562
8.205% Junior Subordinated Notes due January 2027	521	521
4.50% Senior Notes due December 2028	346	347
3.75% Senior Notes due May 2029	744	—
6.25% Senior Notes due September 2040	296	296
4.25% Senior Notes due December 2042	199	198
4.45% Senior Notes due May 2043	246	246
4.60% Senior Notes due June 2044	544	544
4.75% Senior Notes due May 2045	593	592
Other	1	1
Total debt	7,339	6,244
Less: Short-term debt and current portion of long-term debt	712	251
Total long-term debt	$6,627	$5,993

Notes
On November 15, 2019, Aon Corporation issued $500 million 2.20% Senior Notes due November 2022. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
In September 2019, the Company’s $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Each of the notes issued by Aon plc is fully and unconditionally guaranteed by Aon Corporation, and each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon plc. Refer to Note 19 “Guarantee of Registered Securities” for additional information regarding guarantees of outstanding debt securities. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2019.
Repayments of total debt are as follows (in millions):

2020	$712
2021	400
2022	500
2023	350
2024	600
Thereafter	4,882
Total Repayments	7,444
Unamortized discounts, premiums, and debt issuance costs	(105)
Total Debt	$7,339

Revolving Credit Facilities
As of December 31, 2019, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $400 million multi-currency U.S. credit facility expiring in October 2023.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2019, Aon did not have borrowings under either credit facility, and was in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2019.
Commercial Paper
Aon Corporation, a wholly owned subsidiary of Aon plc, has established a U.S. commercial paper program, and Aon plc has established a European multi-currency commercial paper program. Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. program and €525 million under the European program, not to exceed the amount of the Company’s committed credit, which was $1.3 billion at December 31, 2019. The U.S. commercial paper program is fully and unconditionally guaranteed by Aon plc and the European multi-currency commercial paper program is fully and unconditionally guaranteed by Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2019	2018
Commercial paper outstanding	$112	$250

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

Years ended December 31	2019	2018
Weighted average commercial paper outstanding	$511	$580
Weighted average interest rate of commercial paper outstanding	0.27%	0.84%

10. Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statement of Financial Position is as follows (in millions):

As of		December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$929
Finance lease assets	Other non-current assets	100
Total lease assets		$1,029

Liabilities
Current lease liabilities
Operating	Other current liabilities	$186
Finance	Other current liabilities	24
Non-current lease liabilities
Operating	Non-current operating lease liabilities	944
Finance	Other non-current liabilities	76
Total lease liabilities		$1,230

The components of lease costs are as follows (in millions):

Year Ended December 31, 2019
Operating lease cost	$234
Finance lease costs
Amortization of leased assets	26
Interest on lease liabilities	2
Variable lease cost	60
Short-term lease cost (1)	5
Sublease income	(32)
Net lease cost	$295
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	7.9
Finance leases	4.4
Weighted average discount rate
Operating leases	3.2%
Finance leases	2.0%

Other cash and non-cash related activities are as follows (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$264
Financing cash flows for finance leases	$17
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$155
ROU assets obtained in exchange for new finance lease liabilities	$48
Operating lease ROU asset expense (1)	$195
Changes in Non-current operating lease liabilities (1)	$(70)

(1)
The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in Cash flows from operations within the Consolidated Statement of Cash Flows.

Maturity analysis of operating and finance leases as of December 31, 2019 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2020	$208	$26	$234
2021	202	26	228
2022	177	20	197
2023	141	18	159
2024	113	15	128
Thereafter	432	—	432
Total undiscounted future minimum lease payments	1,273	105	1,378
Less: Imputed interest	(143)	(5)	(148)
Present value of lease liabilities	$1,130	$100	$1,230
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

11.    Income Taxes
Income before income tax from continuing operations and the provision for income tax from continuing operations consist of the following (in millions):

Years ended December 31	2019	2018	2017
Income before income taxes:
U.K.	$228	$(240)	$(420)
U.S.	(219)	(601)	(765)
Other	1,862	2,087	1,870
Total	$1,871	$1,246	$685
Income tax expense (benefit):
Current:
U.K.	$20	$21	$1
U.S. federal	22	101	48
U.S. state and local	41	35	18
Other	250	214	201
Total current tax expense	$333	$371	$268
Deferred tax expense (benefit):
U.K.	$35	$19	$(5)
U.S. federal	(20)	(165)	12
U.S. state and local	(27)	(56)	(35)
Other	(24)	(23)	10
Total deferred tax benefit	$(36)	$(225)	$(18)
Total income tax expense	$297	$146	$250

Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The 2019, 2018, and 2017 reconciliations are based on the U.K. statutory corporate tax rate of 19.0%, 19.0%, and 19.3%, respectively. The reconciliation to the provisions from continuing operations reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2019	2018	2017
Statutory tax rate	19.0%	19.0%	19.3%
U.S. state income taxes, net of U.S. federal benefit	0.5	(0.4)	(1.5)
Taxes on international operations (1)	(6.0)	(7.3)	(30.3)
Nondeductible expenses	1.6	2.7	3.4
Adjustments to prior year tax requirements	0.1	0.9	2.0
Adjustments to valuation allowances	1.8	3.8	(1.8)
Change in uncertain tax positions	2.2	0.9	1.6
Excess tax benefits related to shared based compensation (2)	(2.8)	(3.6)	(8.0)
U.S. Tax Reform impact (3)	(0.3)	7.1	51.2
Loss on disposition	—	(10.2)	—
Other — net	(0.2)	(1.2)	0.6
Effective tax rate	15.9%	11.7%	36.5%

(1)
The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 19.0%, 19.0% and 19.3% at December 31, 2019, 2018, and 2017, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore. The impact decreased from 2017 to 2018 primarily as a result of the decrease in the U.S. federal tax rate.

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
The Company has elected to account for global intangible low-taxed income (“GILTI”) in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2019	2018
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$440	$563
Employee benefit plans	373	351
Lease liabilities	247	—
Accrued interest	116	—
Other accrued expenses	68	98
Investment basis differences	28	28
Deferred revenue	24	29
Lease and service guarantees	3	5
Other	57	46
Total	1,356	1,120
Valuation allowance on deferred tax assets	(200)	(171)
Total	$1,156	$949
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(251)	$(310)
Lease right-of-use asset	(219)	—
Deferred costs	(128)	(143)
Unremitted earnings	(28)	(30)
Unrealized foreign exchange gains	(26)	(26)
Other accrued expenses	(25)	(36)
Other	(33)	(24)
Total	$(710)	$(569)
Net deferred tax asset	$446	$380

Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2019	2018
Deferred tax assets — non-current	$645	$561
Deferred tax liabilities — non-current	(199)	(181)
Net deferred tax asset	$446	$380

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss, and interest carryforwards. Valuation allowances increased by $29 million as of December 31, 2019, when compared to December 31, 2018. The change is primarily attributable to interest carryforwards generated in 2019 for which utilization is subject to limitation.

The Company generally intends to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the Transition Tax or GILTI.  As of December 31, 2019, the Company has accrued $28 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.

The Company had the following net operating loss, capital loss, and interest carryforwards (in millions):

As of December 31	2019	2018
U.K.
Operating loss carryforwards	$438	$541
Capital loss carryforwards	$411	$400
Interest carryforwards	$203	$53

U.S.
Federal operating loss carryforwards	$1	$2
Federal capital loss carryforwards	$112	$367
Federal interest carryforwards	$355	$424

State operating loss carryforwards	$376	$315
State capital loss carryforwards	$123	$221
State interest carryforwards	$172	$227

Other Non-U.S.
Operating loss carryforwards	$308	$369
Capital loss carryforwards	$29	$30
Interest carryforwards	$159	$186

The U.K. operating losses, capital losses, and interest carryforward each have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2019 have various carryforward periods and will begin to expire in 2020. Federal and state capital losses can be carried forward until 2023. Federal and state interest carryforwards have indefinite carryforward periods. Operating and capital losses in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2020. The interest carryforwards in other non-U.S. jurisdictions have indefinite carryforward periods.

During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $90 million, $77 million, and $45 million during the years ended December 31, 2019, 2018, and 2017, respectively. The impact of this tax holiday on diluted earnings per share was $0.37, $0.31, and $0.17 during the years ended December 31, 2019, 2018, and 2017, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2019	2018
Balance at January 1	$279	$280
Additions based on tax positions related to the current year	23	18
Additions for tax positions of prior years	12	10
Reductions for tax positions of prior years	(5)	(24)
Settlements	(5)	—
Business combinations	—	1
Lapse of statute of limitations	(5)	(6)
Foreign currency translation	—	—
Balance at December 31	$299	$279

The Company’s liability for uncertain tax positions as of December 31, 2019, 2018, and 2017, includes $248 million, $228 million, and $219 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $24 million, $22 million, and $11 million in 2019, 2018, and 2017, respectively. The Company recorded a liability for interest and penalties of $99 million, $77 million, and $55 million as of December 31, 2019, 2018, and 2017, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2005. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
12.    Shareholders’ Equity
Distributable Reserves
As a company incorporated in England and Wales, Aon is required under U.K. law to have available “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves are created through the earnings of the U.K. parent company and, among other methods, through a reduction in share capital approved by the High Court of Justice in England. Distributable reserves are not directly linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2019 and 2018, the Company had distributable reserves in excess of $32.4 billion and $2.2 billion, respectively. On July 16, 2019, we completed a reduction in share capital to create additional distributable reserves of $31 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under U.K. law.
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations.
Under the Repurchase Program, Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2019	2018
Shares repurchased	10.5	10.0
Average price per share	$186.33	$143.94
Costs recorded to retained earnings
Total repurchase cost	$1,950	$1,447
Additional associated costs	10	7
Total costs recorded to retained earnings	$1,960	$1,454

At December 31, 2019, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.0 billion. Under the Repurchase Program, the Company has repurchased a total of 128.7 million shares for an aggregate cost of approximately $13.0 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

Years ended December 31	2019	2018	2017
Basic weighted average ordinary shares outstanding	238.6	245.2	258.5
Dilutive effect of potentially issuable shares	2.0	1.8	2.2
Diluted weighted average ordinary shares outstanding	240.6	247.0	260.7

Potentially issuable shares are not included in the computation of diluted net income per share if their inclusion would be antidilutive. There were no shares excluded from the calculation in any of the years presented.
Dividends
During 2019, 2018, and 2017, the Company paid dividends of $410 million, $382 million, and $364 million, respectively, to holders of its Class A Ordinary Shares. Dividends paid per Class A Ordinary Share were $1.72, $1.56, and $1.41 for the years ended December 31, 2019, 2018, and 2017, respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2017	$(37)	$(1,264)	$(2,611)	$(3,912)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	18	397	(220)	195
Tax benefit (expense)	(3)	(5)	55	47
Other comprehensive income (loss) before reclassifications, net	15	392	(165)	242
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(7)	236	227
Tax benefit (expense)	(1)	—	(52)	(53)
Amounts reclassified from accumulated other comprehensive income (loss), net	(3)	(7)	184	174
Net current period other comprehensive income (loss)	12	385	19	416
Balance at December 31, 2017	(25)	(879)	(2,592)	(3,496)
Adoption of new accounting guidance (3)	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	(15)	(437)	(124)	(576)
Tax benefit (expense)	18	(3)	28	43
Other comprehensive income (loss) before reclassifications, net	3	(440)	(96)	(533)
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	146	157
Tax benefit (expense)	(3)	—	(33)	(36)
Amounts reclassified from accumulated other comprehensive income (loss), net	8	—	113	121
Net current period other comprehensive income (loss)	11	(440)	17	(412)
Balance at December 31, 2018	(15)	(1,319)	(2,575)	(3,909)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	(10)	15	(287)	(282)
Tax benefit (expense)	1	(1)	58	58
Other comprehensive income (loss) before reclassifications, net	(9)	14	(229)	(224)
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	14	—	109	123
Tax benefit (expense)	(2)	—	(21)	(23)
Amounts reclassified from accumulated other comprehensive income (loss), net	12	—	88	100
Net current period other comprehensive income (loss)	3	14	(141)	(124)
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits in the accompanying Consolidated Statements of Income. See Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivative and hedging activity.

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
13.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands and Canada is as follows (in millions):

Years ended December 31	2019	2018	2017
U.S.	$98	$98	$105
U.K.	41	45	43
Netherlands and Canada	25	25	25
Total	$164	$168	$173

Pension and Other Postretirement Benefits
The Company sponsors defined benefit pension and postretirement health and welfare plans that provide retirement, medical, and life insurance benefits. The postretirement health care plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S., U.K., Netherlands and Canada pension plans are closed to new entrants.

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2019 and 2018, and a statement of the funded status as of December 31, 2019 and 2018, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 91% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation
At January 1	$4,129	$4,893	$2,877	$3,155	$1,271	$1,401
Service cost	—	—	—	—	—	—
Interest cost	109	109	108	99	27	27
Plan amendment	10	13	—	—	—	—
Settlements	(22)	(176)	—	—	—	—
Actuarial loss (gain)	594	(297)	373	(221)	177	(47)
Benefit payments	(168)	(160)	(166)	(156)	(42)	(43)
Foreign currency impact	127	(253)	—	—	(8)	(67)
As of December 31	$4,779	$4,129	$3,192	$2,877	$1,425	$1,271
Accumulated benefit obligation at end of year	$4,779	$4,129	$3,192	$2,877	$1,391	$1,247
Change in fair value of plan assets
At January 1	$5,225	$5,906	$1,796	$1,958	$1,155	$1,256
Actual return on plan assets	687	(125)	398	(141)	182	(19)
Employer contributions	78	97	38	135	19	20
Settlements	(22)	(176)	—	—	—	—
Benefit payments	(168)	(160)	(166)	(156)	(42)	(43)
Foreign currency impact	159	(317)	—	—	(11)	(59)
As of December 31	$5,959	$5,225	$2,066	$1,796	$1,303	$1,155
Market related value at end of year	$5,959	$5,225	$1,969	$1,981	$1,303	$1,155
Amount recognized in Statement of Financial Position as of December 31
Funded status	$1,180	$1,096	$(1,126)	$(1,081)	$(122)	$(116)
Unrecognized prior-service cost	40	30	1	3	(6)	(7)
Unrecognized loss	1,204	1,106	1,762	1,705	460	440
Net amount recognized	$2,424	$2,232	$637	$627	$332	$317

In September 2018, the Company made a cash contribution of $100 million to the qualified U.S. pension plan, which allowed the pension contribution tax deduction to be taken at the 2017 federal tax rate of 35%.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Prepaid benefit cost (1)	$1,200	$1,113	$—	$—	$—	$—
Accrued benefit liability - current (2)	(1)	(1)	(50)	(46)	(5)	(5)
Accrued benefit liability - non-current (3)	(19)	(16)	(1,076)	(1,035)	(117)	(111)
Accumulated other comprehensive loss	1,244	1,136	1,763	1,708	454	433
Net amount recognized	$2,424	$2,232	$637	$627	$332	$317

(1)	Included in Prepaid pension

(2)	Included in Other current liabilities

(3)	Included in Pension, other postretirement, and postemployment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2019 and 2018 consist of (in millions):

	U.K.		U.S.		Other
	2019	2018	2019	2018	2019	2018
Net loss	$1,204	$1,106	$1,762	$1,705	$460	$440
Prior service cost (income)	40	30	1	3	(6)	(7)
Total	$1,244	$1,136	$1,763	$1,708	$454	$433

In 2019, U.S. plans with a projected benefit obligation (“PBO”) and an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets had a PBO of $3.1 billion, an ABO of $3.1 billion, and plan assets with a fair value of $2.0 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $54 million, an ABO of $54 million and plan assets with a fair value of $34 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.3 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $406 million and plan assets with a fair value of $311 million.

In 2018, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.9 billion, an ABO of $2.9 billion, and plan assets of $1.8 billion. U.K. plans with a PBO in excess of the fair value of plan assets had a PBO of $47 million and plan assets with a fair value of $30 million, and plans with an ABO in excess of the fair value of plan assets had an ABO of $47 million and plan assets with a fair value of $30 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $363 million and plan assets with a fair value of $271 million.
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	109	109	123	108	99	96	27	27	26
Expected return on plan assets, net of administration expenses	(191)	(192)	(199)	(136)	(144)	(140)	(40)	(45)	(47)
Amortization of prior-service cost	1	1	1	2	2	2	—	—	—
Amortization of net actuarial loss	29	28	31	53	59	50	12	12	11
Net periodic benefit (income) cost	(52)	(54)	(44)	27	16	8	(1)	(6)	(10)
Settlement expense	5	37	125	—	—	—	—	—	—
Total net periodic benefit cost (income)	$(47)	$(17)	$81	$27	$16	$8	$(1)	$(6)	$(10)

The Company uses a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for its major pension and other postretirement benefit plans. This estimation was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.
Transfer payments from certain U.K. pension plans exceeded the plan’s service and interest cost. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge for approximately £4 million ($5 million using December 31, 2019 exchange rates).
In March 2017, the Company approved a plan to offer a voluntary one-time lump sum payment option to certain eligible employees of the Company’s U.K. pension plans that, if accepted, would settle the Company’s pension obligations to them. The lump sum cash payment offer closed in 2018. As of December 31, 2018, lump sum payments from plan assets of £139 million ($176 million using December 31, 2018 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the fourth quarter of 2018, which in aggregate resulted in a reduction to the projected benefit obligation of £122 million ($154 million using December 31, 2018 exchange rates) as well as a non-cash settlement charge of £28 million ($37 million using average exchange rates) for the year ended December 31, 2018.
In total for 2017, lump sum payments from plan assets of £371 million ($496 million using December 31, 2017 exchange rates) were paid. As a result of this settlement, the Company remeasured the assets and liabilities of the U.K. pension plan during the fourth quarter of 2017, which in aggregate resulted in a reduction to the projected benefit obligation of £325 million ($434 million using December 31, 2017 exchange rates) as well as a non-cash settlement charge of £93 million ($125 million using average December 31, 2017 exchange rates) in the fourth quarter of 2017.
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2019	2018	2019	2018	2019	2018
Discount rate	2.09%	2.95%	2.72 - 3.17%	3.92 - 4.26%	0.91 - 3.10%	1.89 - 3.88%
Rate of compensation increase	3.24 - 3.74%	3.73 - 4.23%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	1.78%	1.88%	N/A	N/A	2.00%	2.00%

(1)	U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate	2.95%	2.63%	2.77%	3.92 - 4.26%	3.27 - 3.61%	3.53 - 4.11%	1.89 - 3.88%	1.78 - 3.39%	1.85 - 3.81%
Expected return on plan assets, net of administration expenses	3.64%	3.34%	3.36%	7.05%	7.71%	7.88%	2.50 - 4.10%	1.70 - 4.85%	2.68 - 5.15%
Rate of compensation increase	3.73 - 4.23%	3.70 - 4.20%	3.70 - 4.20%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.50%

The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2020, not including voluntary one-time lump sum payments, are $68 million in the U.S. and $44 million outside the U.S.
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.05% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2020.

Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 16 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company’s U.S. pension plan assets at December 31, 2019 and December 31, 2018, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77	$77	$—	$—
Equity investments:
Equity securities	195	195	—	—
Equity derivatives	22	—	22	—
Pooled funds (2)	583	—	—	—
Fixed income investments:
Corporate bonds	128	—	128	—
Government and agency bonds	199	162	37	—
Asset-backed securities	3	—	3	—
Pooled funds (2)	545	—	—	—
Other investments:
Real estate (2) (3)	133	—	—	—
Alternative investments (2) (4)	181	—	—	—
Total	$2,066	$434	$190	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of property funds and trusts holding direct real estate investments.

(4)	Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$130	$130	$—	$—
Equity investments:
Equity securities	384	384	—	—
Equity derivatives	(14)	—	(14)	—
Pooled funds (2)	285	—	—	—
Fixed income investments:
Corporate bonds	111	—	111	—
Government and agency bonds	126	95	31	—
Asset-backed securities	2	—	2	—
Pooled funds (2)	417	—	—	—
Other investments:
Real estate and REITs (3)	78	78	—	—
Alternative investments (2) (4)	277	—	—	—
Total	$1,796	$687	$130	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of exchange traded real estate investment trusts (“REITs”).

(4)	Consists of limited partnerships, private equity, and hedge funds.
The fair values of the Company’s major U.K. pension plan assets at December 31, 2019 and December 31, 2018, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$81	$81	$—	$—
Equity investments:
Pooled funds (2)	119	—	—	—
Fixed income investments:
Derivatives (3)	(1,205)	—	(1,205)	—
Government and agency bonds	2,667	2,667	—	—
Annuities	1,849	—	—	1,849
Pooled funds (2)	1,486	—	—	—
Other investments:
Real estate (2) (4)	180	—	—	—
Alternative investments (2) (5)	782	—	—	—
Total	$5,959	$2,748	$(1,205)	$1,849

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of equity securities and equity derivatives, including repurchase agreements.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$96	$96	$—	$—
Equity investments:
Pooled funds (2)	212	—	—	—
Fixed income investments:
Derivatives (3)	(949)	—	(949)	—
Corporate bonds	367	—	367	—
Government and agency bonds	2,079	2,079	—	—
Annuities	1,688	—	—	1,688
Pooled funds (2)	889	—	—	—
Other investments:
Real estate (2) (4)	149	—	—	—
Alternative investments (2) (5)	694	—	—	—
Total	$5,225	$2,175	$(582)	$1,688

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of equity securities and equity derivatives, including repurchase agreements.

(4)	Consists of property funds and trusts holding direct real estate investments.

(5)	Consists of limited partnerships, private equity, and hedge funds.

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2019 and December 31, 2018 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2018	$1,909
Actual return on plan assets:
Relating to assets still held at December 31, 2018	(122)
Purchases, sales and settlements—net	7
Foreign exchange	(106)
Balance at December 31, 2018	1,688
Actual return on plan assets:
Relating to assets still held at December 31, 2019	113
Foreign exchange	48
Balance at December 31, 2019	$1,849

The fair values of the Company’s other major pension plan assets at December 31, 2019 and December 31, 2018, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$5	$5	$—	$—
Equity investments:
Pooled funds (2)	323	—	—	—
Fixed income investments:
Pooled funds (2)	907	—	—	—
Other investments:
Alternative investments (2) (3)	62	—	—	—
Real estate (2) (4)	6	—	—	—
Total	$1,303	$5	$—	$—

(1)	Consists of cash and institutional short-term investment funds.

(2)
Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.

(3)	Consists of limited partnerships, private equity, and hedge funds.

(4)	Consists of property funds and trusts holding direct real estate investments.

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$10	$10	$—	$—
Equity investments:
Pooled funds (2)	281	—	—	—
Fixed income investments:
Derivatives	9	—	9	—
Pooled funds (2)	782	—	—	—
Other investments:
Alternative investments (2) (3)	63	—	—	—
Real estate (2) (4)	10	—	—	—
Total	$1,155	$10	$9	$—

(1)	Consists of cash and institutional short-term investment funds.

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
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee (“RPGIC”), seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2019, the weighted average targeted allocation for the U.S. plans was 50% for equity investments, 29% for fixed income investments, and 21% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2019, the weighted average targeted allocation for the U.K. and non-U.S. plans was 8% for equity investments, 82% for fixed income investments, and 10% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2020, the Company expects to contribute approximately $5 million, $99 million, and $19 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2019 (in millions):

	U.K.	U.S.	Other
2020	$164	$186	$43
2021	$154	$190	$44
2022	$160	$192	$46
2023	$167	$189	$46
2024	$172	$181	$47
2025 – 2029	$913	$887	$252

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2019 and 2018 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2019	2018
Accumulated projected benefit obligation	$103	$91
Fair value of plan assets	16	14
Funded status	(87)	(77)
Unrecognized prior-service credit	(1)	(1)
Unrecognized (gain) loss	3	(6)
Net amount recognized	$(85)	$(84)

Other information related to the Company’s other postretirement benefit plans are as follows:

	2019	2018	2017
Net periodic benefit cost recognized (millions)	$3	$3	$1
Weighted-average discount rate used to determine future benefit obligations	2.93 - 3.25%	3.91 - 4.26%	3.32 - 3.64%
Weighted-average discount rate used to determine net periodic benefit costs	3.91 - 4.26%	3.32 - 3.64%	3.71 - 4.15%

Based on current assumptions, the Company expects:

•
The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2020 is $0.2 million and $0.8 million of prior service credit and net gain, respectively.

•	To contribute $4 million to fund significant other postretirement benefit plans during 2020.

•	Estimated future benefit payments will be approximately $5 million each year for 2020 through 2024, and $25 million in aggregate for 2025-2029.
The accumulated postretirement benefit obligation is increased by $3 million and decreased by $2 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $0.1 million and decreased by $0.1 million by a respective 1% increase or decrease to the assumed health care trend rate.

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
14.    Share-based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2019	2018	2017
Restricted share units (“RSUs”)	$198	$186	$182
Performance share awards (“PSAs”)	110	143	127
Employee share purchase plans	9	9	10
Total share-based compensation expense	317	338	319
Tax benefit	66	74	73
Share-based compensation expense, net of tax	$251	$264	$246

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
The following table summarizes the status of the Company’s RSUs, including shares related to the Divested Business (shares in thousands, except fair value):

	2019		2018		2017
Years ended December 31	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)
Non-vested at beginning of year	4,208	$120	4,849	$104	6,195	$89
Granted	1,306	$175	1,500	$141	1,700	$123
Vested	(1,661)	$113	(1,943)	$97	(2,407)	$82
Forfeited	(219)	$131	(198)	$114	(639)	$93
Non-vested at end of year	3,634	$143	4,208	$120	4,849	$104

(1)	Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2019, 2018 and 2017 was $187 million, $189 million, and $197 million, respectively.
Unamortized deferred compensation expense amounted to $349 million as of December 31, 2019, with a remaining weighted average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share related performance over a three-year period. The actual issuance of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of Aon plc ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.

The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2019, 2018, and 2017, respectively (shares in thousands and dollars in millions, except fair value):

	2019	2018	2017
Target PSAs granted during period	467	564	548
Weighted average fair value per share at date of grant	$165	$134	$114
Number of shares that would be issued based on current performance levels	453	818	1,057
Unamortized expense, based on current performance levels	$50	$34	$—

During 2019, the Company issued approximately 0.7 million shares in connection with performance achievements related to the 2016-2018 LPP. During 2018, the Company issued approximately 1.0 million shares in connection with performance achievements related to the 2015-2017 LPP cycle. During 2017, the Company issued approximately 0.9 million shares in connection with performance achievements related to the 2014-2016 LPP cycle.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2019	2018	2019	2018	2019	2018
Foreign exchange contracts
Accounted for as hedges	$579	$646	$16	$17	$1	$2
Not accounted for as hedges (3)	297	269	2	1	—	6
Total	$876	$915	$18	$18	$1	$8

(1)	Included within Other current assets ($7 million in 2019 and $3 million in 2018) or Other non-current assets ($11 million in 2019 and $15 million in 2018).

(2)	Included within Other current liabilities ($1 million in 2019 and $5 million in 2018) or Other non-current liabilities ($3 million in 2018).

(3)	These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2019	2018	2017
(Loss) Gain recognized in Accumulated other comprehensive loss	$(9)	$(18)	$18
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss into Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2019	2018	2017
Total revenue (1)	$(12)	$—	$—
Compensation and benefits	(1)	1	14
Other general expense	—	(2)	(5)
Interest expense	(1)	(2)	(1)
Other income (expense) (1)	—	(8)	(9)
Total	$(14)	$(11)	$(1)

(1)
With the adoption of new hedge accounting guidance in the first quarter of 2019, gains (losses) on derivatives accounted for as hedges are recognized in Total revenue in the Company’s Consolidated Statement of Income rather than Other income (expense). Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for additional details.

The Company estimates that approximately $11 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a loss of $18 million for 2019, a loss of $27 million in 2018, and a gain of $7 million in 2017 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had €101 million ($112 million at December 31, 2019 exchange rates) and €220 million ($250 million at December 31, 2018 exchange rates) of outstanding euro-denominated commercial paper at December 31, 2019 and 2018, respectively, designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million and $21 million, as of December 31, 2019 and 2018, respectively.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings for 2019, 2018, and 2017. In addition, the Company did not incur any ineffectiveness related to net investment hedges during 2019, 2018, and 2017.
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
Equity investments consist of equity securities and equity derivatives valued using the closing stock price on a national securities exchange. Over the counter equity derivatives are valued using observable inputs such as underlying prices of the underlying security and volatility. On a sample basis the Company reviews the listing of Level 1 equity securities in the portfolio and agrees the closing stock prices to a national securities exchange, and independently verifies the observable inputs for Level 2 equity derivatives and securities.
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
Alternative investments consist of limited partnerships, private equity, and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the investment managers, or appropriate party, through regular discussions. The Company also obtains the investment manger’s valuation policies and assesses the assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates in the Consolidated Financial Statements.
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
Real estate and REITs consist of publicly traded REITs and direct real estate investments. Level 1 REITs are valued using the closing stock price on a national securities exchange. Non-Level 1 values are based on the proportionate share of ownership in the underlying net asset value as determined by the investment manager. The Company independently reviews the listing of Level 1 REIT securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the non-Level 1 real estate funds and discusses performance with the fund managers. The Company obtains audited fund manager financial statements, when available. See the description of “Alternative investments” for further detail on valuation procedures surrounding non-Level 1 REITs.

Debt is carried at outstanding principal balance, less any unamortized issuance costs, discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,007	$2,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—

		Fair Value Measurements Using
	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$1,759	$1,759	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$2	$—	$2	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—

(1)	Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 15 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2019 or 2018. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2019, 2018, or 2017.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2019		2018
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$600	$614	$—	$—
Long-term debt	$6,627	$7,442	$5,993	$6,159

17.    Claims, Lawsuits, and Other Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include E&O claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble, or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Consolidated Statements of Financial Position and have been recognized in Other general expense in the Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the Consolidated Financial Statements.
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.1 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($352 million at December 31, 2019 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
In April 2017, the FCA announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue. The European Commission has now assumed jurisdiction over the investigation in place of the FCA. Other antitrust agencies outside the E.U. are also conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible. At this time, in light of the uncertainties and many variables involved, Aon cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Settled/Closed Matters
A pensions consulting and administration subsidiary of Aon provided advisory services to the Trustees of the Gleeds pension fund in the United Kingdom and, on occasion, to the relevant employer of the fund. In April 2014, the High Court, Chancery Division, London found that certain governing documents of the fund that sought to alter the fund’s benefit structure and that had been drafted by Aon were procedurally defective and therefore invalid. No lawsuit naming Aon as a party was filed, although a tolling agreement was entered. The High Court decision said that the additional liabilities in the pension fund resulting from the alleged defect in governing documents amounted to approximately £45 million ($58 million at December 31, 2019 exchange rates). In December 2014, the Court of Appeal granted the employer leave to appeal the High Court decision. At a hearing in October 2016, the Court of Appeal approved a settlement of the pending litigation. On October 31, 2016, the fund’s trustees and employer sued Aon in the High Court, Chancery Division, London, alleging negligence and breach of duty in relation to the governing documents. The proceedings were served on Aon on December 20, 2016. The claimants sought damages of approximately £70 million ($91 million at December 31, 2019 exchange rates) plus interest and costs. In February 2018, the claimants instructed new lawyers and added their previous lawyers as defendants to the Aon lawsuit. Claimants alleged that the previous lawyers were responsible for some of the losses sought from Aon because the lawyers gave negligent legal advice during the course of the High Court and Court of Appeal proceedings. In November 2019, the case was settled with no admission of liability by Aon. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.
On June 29, 2015, Lyttelton Port Company Limited (“LPC”) sued Aon New Zealand in the Christchurch Registry of the High Court of New Zealand. LPC alleges, among other things, that Aon was negligent and in breach of contract in arranging LPC’s property insurance program for the period covering June 30, 2010, to June 30, 2011. LPC contended that acts and omissions by Aon caused LPC to recover less than it otherwise would have from insurers for losses suffered in the 2010 and 2011 Canterbury earthquakes. LPC claimed damages of approximately NZD $184 million ($123 million at December 31, 2019 exchange rates) plus interest and costs. In April 2019, the case was settled with no admission of liability on the part of Aon. The terms of this settlement did not have a significant impact on Aon’s results of operations or financial condition.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Consolidated Financial Statements and are recorded at fair value.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2019, the undiscounted maximum potential future payments under the lease guarantee were $70 million, with an estimated fair value of $12 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2019.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2019, the undiscounted maximum potential future payments under the performance guarantees were $151 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2019.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $73 million at December 31, 2019, compared to $83 million at December 31, 2018. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $110 million at December 31, 2019, compared to $103 million at December 31, 2018.
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
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.
Consolidated long-lived assets, net by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific
2019(1)	$1,550	$686	$145	$225	$319	$175
2018	$588	$288	$44	$58	$101	$97

(1)
In the first quarter of 2019, Aon adopted new accounting guidance related to the treatment of leases which was applied under the modified retrospective approach. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.

19.    Guarantee of Registered Securities
As described in Note 17 “Claims, Lawsuits, and Other Contingencies,” in connection with the Redomestication, Aon plc entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, including the 5.00% Notes due September 2020, the 8.205% Notes due January 2027, and the 6.25% Notes due September 2040 (collectively, the “Aon Corp Notes”). Additionally, Aon plc has agreed to guarantee the obligations of Aon Corporation arising under the 4.50% Senior Notes due 2028, the 3.75% Senior Notes due 2029, and the 2.20% Senior Notes due 2022. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. All guarantees of Aon plc are full and unconditional. There are no other subsidiaries of Aon plc that are guarantors of the Aon Corp Notes.
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
In December 2018, Aon plc obtained direct ownership in two subsidiaries that were previously indirectly owned by Aon Corporation. In 2019, Aon Corporation obtained indirect ownership of subsidiaries that were previously indirectly owned by Aon plc. The financial results of both subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements. The Company has reflected this transfer on the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the periods ended December 31, 2017 and December 31, 2018 and the Condensed Consolidating Statement of Financial Position for the period ended December 31, 2018.
The following tables set forth Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, Condensed Consolidating Statements of Financial Position as of December 31, 2019, 2018, and 2017, and Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.
Condensed Consolidating Statement of Income

	Year Ended December 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$11,013	$—	$11,013
Expenses
Compensation and benefits	49	20	5,985	—	6,054
Information technology	—	—	494	—	494
Premises	—	23	316	—	339
Depreciation of fixed assets	—	—	172	—	172
Amortization and impairment of intangible assets	—	—	392	—	392
Other general expense	10	4	1,379	—	1,393
Total operating expenses	59	47	8,738	—	8,844
Operating income (loss)	(59)	(47)	2,275	—	2,169
Interest income	—	39	—	(31)	8
Interest expense	(188)	(133)	(17)	31	(307)
Intercompany interest income (expense)	21	(464)	443	—	—
Intercompany other income (expense)	185	(362)	177	—	—
Other income (expense)	18	(60)	51	(8)	1
Income (loss) from continuing operations before income taxes	(23)	(1,027)	2,929	(8)	1,871
Income tax expense (benefit)	(12)	(182)	491	—	297
Net income (loss) from continuing operations	(11)	(845)	2,438	(8)	1,574
Net income (loss) from discontinued operations	—	—	(1)	—	(1)
Net income (loss) before equity in earnings of subsidiaries	(11)	(845)	2,437	(8)	1,573
Equity in earnings of subsidiaries	1,551	1,254	409	(3,214)	—
Net income	1,540	409	2,846	(3,222)	1,573
Less: Net income attributable to noncontrolling interests	—	—	41	—	41
Net income attributable to Aon shareholders	$1,540	$409	$2,805	$(3,222)	$1,532

Condensed Consolidating Statement of Income

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$10,770	$—	$10,770
Expenses
Compensation and benefits	74	(1)	6,030	—	6,103
Information technology	—	—	484	—	484
Premises	—	—	370	—	370
Depreciation of fixed assets	—	—	176	—	176
Amortization and impairment of intangible assets	—	—	593	—	593
Other general expense	4	90	1,406	—	1,500
Total operating expenses	78	89	9,059	—	9,226
Operating income (loss)	(78)	(89)	1,711	—	1,544
Interest income	—	58	—	(53)	5
Interest expense	(203)	(101)	(27)	53	(278)
Intercompany interest income (expense)	15	(514)	499	—	—
Intercompany other income (expense)	65	(373)	308	—	—
Other income (expense)	41	(48)	3	(21)	(25)
Income (loss) from continuing operations before income taxes	(160)	(1,067)	2,494	(21)	1,246
Income tax expense (benefit)	(60)	(192)	398	—	146
Net income (loss) from continuing operations	(100)	(875)	2,096	(21)	1,100
Net income (loss) from discontinued operations	—	—	74	—	74
Net income (loss) before equity in earnings of subsidiaries	(100)	(875)	2,170	(21)	1,174
Equity in earnings of subsidiaries	1,255	1,009	134	(2,398)	—
Net income	1,155	134	2,304	(2,419)	1,174
Less: Net income attributable to noncontrolling interests	—	—	40	—	40
Net income attributable to Aon shareholders	$1,155	$134	$2,264	$(2,419)	$1,134

Condensed Consolidating Statement of Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$9,998	$—	$9,998
Expenses
Compensation and benefits	150	26	5,827	—	6,003
Information technology	—	—	419	—	419
Premises	—	—	348	—	348
Depreciation of fixed assets	—	—	187	—	187
Amortization and impairment of intangible assets	—	—	704	—	704
Other general expense	12	20	1,240	—	1,272
Total operating expenses	162	46	8,725	—	8,933
Operating income (loss)	(162)	(46)	1,273	—	1,065
Interest income	—	52	4	(29)	27
Interest expense	(202)	(94)	(15)	29	(282)
Intercompany interest income (expense)	14	(543)	529	—	—
Intercompany other income (expense)	282	(385)	103	—	—
Other income (expense)	(62)	12	(93)	18	(125)
Income (loss) from continuing operations before income taxes	(130)	(1,004)	1,801	18	685
Income tax expense (benefit)	(43)	(110)	403	—	250
Net income (loss) from continuing operations	(87)	(894)	1,398	18	435
Net income (loss) from discontinued operations	—	—	828	—	828
Net income (loss) before equity in earnings of subsidiaries	(87)	(894)	2,226	18	1,263
Equity in earnings of subsidiaries	1,295	1,141	247	(2,683)	—
Net income	1,208	247	2,473	(2,665)	1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	$1,208	$247	$2,436	$(2,665)	$1,226

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,540	$409	$2,846	$(3,222)	$1,573
Less: Net income attributable to noncontrolling interests	—	—	41	—	41
Net income attributable to Aon shareholders	1,540	409	2,805	(3,222)	1,532
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	—	—	3
Foreign currency translation adjustments	—	—	6	8	14
Postretirement benefit obligation	—	(44)	(97)	—	(141)
Total other comprehensive income (loss)	—	(41)	(91)	8	(124)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(132)	(131)	(172)	435	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(132)	(172)	(263)	443	(124)
Comprehensive income (loss) attributable to Aon shareholders	$1,408	$237	$2,542	$(2,779)	$1,408

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,155	$134	$2,304	$(2,419)	$1,174
Less: Net income attributable to noncontrolling interests	—	—	40	—	40
Net income attributable to Aon shareholders	1,155	134	2,264	(2,419)	1,134
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	11	—	11
Foreign currency translation adjustments	—	—	(465)	21	(444)
Postretirement benefit obligation	—	(2)	19	—	17
Total other comprehensive income (loss)	—	(2)	(435)	21	(416)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(433)	(415)	(417)	1,265	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	(4)	—	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	(433)	(417)	(848)	1,286	(412)
Comprehensive income (loss) attributable to Aon shareholders	$722	$(283)	$1,416	$(1,133)	$722

Condensed Consolidating Statement of Comprehensive Income

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$1,208	$247	$2,473	$(2,665)	$1,263
Less: Net income attributable to noncontrolling interests	—	—	37	—	37
Net income attributable to Aon shareholders	1,208	247	2,436	(2,665)	1,226
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	3	9	—	12
Foreign currency translation adjustments	—	—	408	(18)	390
Postretirement benefit obligation	—	(101)	120	—	19
Total other comprehensive income (loss)	—	(98)	537	(18)	421
Equity in other comprehensive income (loss) of subsidiaries, net of tax	434	515	417	(1,366)	—
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	—	5	—	5
Total other comprehensive income (loss) attributable to Aon shareholders	434	417	949	(1,384)	416
Comprehensive income (loss) attributable to Aon shareholders	$1,642	$664	$3,385	$(4,049)	$1,642

Condensed Consolidating Statement of Financial Position

	As of December 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$2,271	$468	$(1,949)	$790
Short-term investments	—	28	110	—	138
Receivables, net	—	—	3,112	—	3,112
Fiduciary assets	—	—	11,834	—	11,834
Intercompany receivables	246	1,214	12,799	(14,259)	—
Other current assets	—	7	595	—	602
Total current assets	246	3,520	28,918	(16,208)	16,476
Goodwill	—	—	8,165	—	8,165
Intangible assets, net	—	—	783	—	783
Operating lease right-of-use assets	—	110	819	—	929
Fixed assets, net	—	—	621	—	621
Deferred tax assets	89	577	169	(190)	645
Intercompany receivables	868	261	7,046	(8,175)	—
Prepaid pension	—	7	1,209	—	1,216
Other non-current assets	—	32	538	—	570
Investment in subsidiary	8,899	19,470	(957)	(27,412)	—
Total assets	$10,102	$23,977	$47,311	$(51,985)	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,157	$56	$1,675	$(1,949)	$1,939
Short-term debt and current portion of long-term debt	112	600	—	—	712
Fiduciary liabilities	—	—	11,834	—	11,834
Intercompany payables	234	12,978	1,047	(14,259)	—
Other current liabilities	—	80	1,006	—	1,086
Total current liabilities	2,503	13,714	15,562	(16,208)	15,571
Long-term debt	4,223	2,404	—	—	6,627
Non-current operating lease liabilities	—	143	801	—	944
Deferred tax liabilities	—	—	389	(190)	199
Pension, other postretirement, and other post-employment liabilities	—	1,348	390	—	1,738
Intercompany payables	—	7,212	963	(8,175)	—
Other non-current liabilities	1	113	763	—	877
Total liabilities	6,727	24,934	18,868	(24,573)	25,956

Equity
Total Aon shareholders' equity	3,375	(957)	28,369	(27,412)	3,375
Noncontrolling interests	—	—	74	—	74
Total equity	3,375	(957)	28,443	(27,412)	3,449
Total liabilities and equity	$10,102	$23,977	$47,311	$(51,985)	$29,405

Condensed Consolidating Statement of Financial Position

	As of December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$862	$575	$(781)	$656
Short-term investments	—	56	116	—	172
Receivables, net	—	—	2,760	—	2,760
Fiduciary assets	—	—	10,166	—	10,166
Intercompany receivables	191	897	11,634	(12,722)	—
Other current assets	—	16	602	—	618
Total current assets	191	1,831	25,853	(13,503)	14,372
Goodwill	—	—	8,171	—	8,171
Intangible assets, net	—	—	1,149	—	1,149
Fixed assets, net	—	—	588	—	588
Deferred tax assets	94	467	144	(144)	561
Intercompany receivables	403	261	7,225	(7,889)	—
Prepaid pension	—	5	1,128	—	1,133
Other non-current assets	1	30	417	—	448
Investment in subsidiary	8,433	19,031	(983)	(26,481)	—
Total assets	$9,122	$21,625	$43,692	$(48,017)	$26,422

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$274	$70	$2,380	$(781)	$1,943
Short-term debt and current portion of long-term debt	250	—	1	—	251
Fiduciary liabilities	—	—	10,166	—	10,166
Intercompany payables	213	11,875	634	(12,722)	—
Other current liabilities	—	69	867	—	936
Total current liabilities	737	12,014	14,048	(13,503)	13,296
Long-term debt	4,231	1,762	—	—	5,993
Deferred tax liabilities	—	—	325	(144)	181
Pension, other postretirement, and other post-employment liabilities	—	1,275	361	—	1,636
Intercompany payables	—	7,390	499	(7,889)	—
Other non-current liabilities	3	167	927	—	1,097
Total liabilities	4,971	22,608	16,160	(21,536)	22,203

Equity
Total Aon shareholders' equity	4,151	(983)	27,464	(26,481)	4,151
Noncontrolling interests	—	—	68	—	68
Total equity	4,151	(983)	27,532	(26,481)	4,219
Total liabilities and equity	$9,122	$21,625	$43,692	$(48,017)	$26,422

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2019
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities - continuing operations	$280	$(140)	$2,408	$(713)	$1,835
Cash provided by operating activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) operating activities	280	(140)	2,408	(713)	1,835

Cash flows from investing activities
Proceeds from investments	—	29	189	(157)	61
Payments for investments	—	(62)	(52)	1	(113)
Net sales (purchases) of short-term investments — non-fiduciary	—	28	7	—	35
Acquisition of businesses, net of cash acquired	—	—	(39)	—	(39)
Sale of businesses, net of cash sold	—	—	52	—	52
Capital expenditures	—	—	(225)	—	(225)
Cash used for investing activities - continuing operations	—	(5)	(68)	(156)	(229)
Cash used for investing activities - discontinued operations	—	—	—	—	—
Cash used for investing activities	—	(5)	(68)	(156)	(229)

Cash flows from financing activities
Share repurchase	(1,960)	—	—	—	(1,960)
Advances from (to) affiliates	2,350	314	(2,365)	(299)	—
Issuance of shares for employee benefit plans	(131)	—	—	—	(131)
Issuance of debt	2,739	3,313	—	—	6,052
Repayment of debt	(2,868)	(2,073)	—	—	(4,941)
Cash dividends to shareholders	(410)	—	—	—	(410)
Noncontrolling interests and other financing activities	—	—	(103)	—	(103)
Cash provided by (used for) financing activities - continuing operations	(280)	1,554	(2,468)	(299)	(1,493)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	(280)	1,554	(2,468)	(299)	(1,493)

Effect of exchange rate changes on cash and cash equivalents	—	—	21	—	21
Net increase (decrease) in cash and cash equivalents	—	1,409	(107)	(1,168)	134
Cash and cash equivalents at beginning of year	—	862	575	(781)	656
Cash and cash equivalents at end of year	$—	$2,271	$468	$(1,949)	$790

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2018
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by operating activities - continuing operations	$1,575	$3	$3,608	$(3,500)	$1,686
Cash provided by operating activities - discontinued operations	—	—	—	—	—
Cash provided by operating activities	1,575	3	3,608	(3,500)	1,686

Cash flows from investing activities
Proceeds from investments	—	24	955	(908)	71
Payments for investments	(13)	(47)	(33)	13	(80)
Net sales (purchases) of short-term investments — non-fiduciary	—	299	49	—	348
Acquisition of businesses, net of cash acquired	—	—	(58)	—	(58)
Sale of businesses, net of cash sold	—	—	(10)	—	(10)
Capital expenditures	—	—	(240)	—	(240)
Cash provided by (used for) investing activities - continuing operations	(13)	276	663	(895)	31
Cash used for investing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) investing activities	(13)	276	663	(895)	31

Cash flows from financing activities
Share repurchase	(1,470)	—	—	—	(1,470)
Advances from (to) affiliates	156	(2,291)	(4,041)	6,176	—
Issuance of shares for employee benefit plans	(149)	—	—	—	(149)
Issuance of debt	1,723	4,028	3	—	5,754
Repayment of debt	(1,441)	(3,678)	(298)	—	(5,417)
Cash dividends to shareholders	(382)	—	—	—	(382)
Noncontrolling interests and other financing activities	—	—	(35)	—	(35)
Cash used for financing activities - continuing operations	(1,563)	(1,941)	(4,371)	6,176	(1,699)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash used for financing activities	(1,563)	(1,941)	(4,371)	6,176	(1,699)

Effect of exchange rate changes on cash and cash equivalents	—	—	(118)	—	(118)
Net decrease in cash and cash equivalents	(1)	(1,662)	(218)	1,781	(100)
Cash and cash equivalents at beginning of year	1	2,524	793	(2,562)	756
Cash and cash equivalents at end of year	$—	$862	$575	$(781)	$656

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2017
(millions)	Aon plc	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by operating activities - continuing operations	$2,787	$503	$2,010	$(4,631)	$669
Cash provided by operating activities - discontinued operations	—	—	65	—	65
Cash provided by operating activities	2,787	503	2,075	(4,631)	734

Cash flows from investing activities
Proceeds from investments	224	587	582	(1,325)	68
Payments for investments	(261)	(29)	(576)	802	(64)
Net sales (purchases) of short-term investments — non-fiduciary	—	(215)	(17)	—	(232)
Acquisition of businesses, net of cash acquired	—	—	(1,029)	—	(1,029)
Sale of businesses, net of cash sold	—	—	4,246	—	4,246
Capital expenditures	—	—	(183)	—	(183)
Cash provided by (used for) investing activities - continuing operations	(37)	343	3,023	(523)	2,806
Cash used for investing activities - discontinued operations	—	—	(19)	—	(19)
Cash provided by (used for) investing activities	(37)	343	3,004	(523)	2,787

Cash flows from financing activities
Share repurchase	(2,399)	—	—	—	(2,399)
Advances from (to) affiliates	426	95	(4,975)	4,454	—
Issuance of shares for employee benefit plans	(121)	—	—	—	(121)
Issuance of debt	544	1,100	10	—	1,654
Repayment of debt	(835)	(1,150)	(14)	—	(1,999)
Cash dividends to shareholders	(364)	—	—	—	(364)
Noncontrolling interests and other financing activities	—	—	(36)	—	(36)
Cash provided by (used for) financing activities - continuing operations	(2,749)	45	(5,015)	4,454	(3,265)
Cash used for financing activities - discontinued operations	—	—	—	—	—
Cash provided by (used for) financing activities	(2,749)	45	(5,015)	4,454	(3,265)

Effect of exchange rate changes on cash and cash equivalents	—	—	69	—	69
Net increase in cash and cash equivalents	1	891	133	(700)	325
Cash and cash equivalents at beginning of year (1)	—	1,633	660	(1,862)	431
Cash and cash equivalents at end of year	$1	$2,524	$793	$(2,562)	$756

(1)	Includes $5 million of discontinued operations at December 31, 2016.

20.    Quarterly Financial Data (Unaudited)
Selected quarterly financial data for the years ended December 31, 2019 and 2018 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2019
Income Statement Data
Total revenue	$3,143	$2,606	$2,379	$2,885	$11,013
Operating income	872	413	360	524	2,169
Net income from continuing operations	676	287	229	382	1,574
Income from discontinued operations, net of tax	—	—	(1)	—	(1)
Net income	676	287	228	382	1,573
Less: Net income attributable to noncontrolling interests	17	10	6	8	41
Net income attributable to Aon shareholders	$659	$277	$222	$374	$1,532
Per Share Data
Basic net income per share attributable to Aon shareholders
Continuing operations	$2.72	$1.15	$0.94	$1.59	$6.42
Discontinued operations	—	—	—	—	—
Net income	$2.72	$1.15	$0.94	$1.59	$6.42
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.70	$1.14	$0.93	$1.58	$6.37
Discontinued operations	—	—	—	—	—
Net income	$2.70	$1.14	$0.93	$1.58	$6.37

	1Q	2Q	3Q	4Q	2018
Income Statement Data
Total revenue	$3,090	$2,561	$2,349	$2,770	$10,770
Operating income	799	(16)	262	499	1,544
Net income from continuing operations	604	57	155	284	1,100
Income from discontinued operations, net of tax	6	1	(2)	69	74
Net income	610	58	153	353	1,174
Less: Net income attributable to noncontrolling interests	16	10	6	8	40
Net income attributable to Aon shareholders	$594	$48	$147	$345	$1,134
Per Share Data
Basic net income per share attributable to Aon shareholders
Continuing operations	$2.37	$0.19	$0.61	$1.14	$4.32
Discontinued operations	0.02	0.01	(0.01)	0.28	0.30
Net income	$2.39	$0.20	$0.60	$1.42	$4.62
Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.35	$0.19	$0.61	$1.13	$4.29
Discontinued operations	0.02	—	(0.01)	0.28	0.30
Net income	$2.37	$0.19	$0.60	$1.41	$4.59

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2019. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management of Aon plc is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2019 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Aon plc

Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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
February 14, 2020

Item 9B.    Other Information
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2020 Annual General Meeting of Shareholders of Aon plc or, if the proposed Reorganization is completed, of the new Irish parent company, which meetings in either case are scheduled to be held on June 19, 2020 (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Exchange Act is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2019 and 2018
Consolidated Statements of Income — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows — Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
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

Articles of Association.

3.1*	Articles of Association of Aon plc, incorporated by reference to Exhibit 3.1 to Aon’s Quarterly Report on Form 10-Q filed on July 26, 2019.

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

4.24*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.25*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.26*	Form of 2.200% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed November 15, 2019.

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

10.4*
Form of notice of second extension of $900,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited, as borrowers, Citibank, N.A., as administrative agent, the lenders party thereto, Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as syndication agents, entered into on February 2, 2015, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.5*
Amendment No. 1 to the February 2, 2015 Credit Agreement among Aon plc, Aon Corporation and Aon UK Limited, the banks, financial institutions and other institutional lenders party to the Credit Agreement, dated June 21, 2017, incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on 10-Q for the quarter ended June 30, 2017.

10.6*
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

10.7*
Form of notice of extension of $400,000,000 Five-Year Credit Agreement among Aon plc, Aon Corporation, as borrowers, the lenders party thereto, Citibank, N.A., as administrative agent, and HSBC Bank (USA), National Association, as syndication agents, entered into as of October 19, 2017.

10.8*	Purchase Agreement, dated as of February 9, 2017, by and between Aon plc and Tempo Acquisition, LLC- incorporated by reference to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.9*
Amendment No. 1 to Purchase Agreement by and between Aon plc and Tempo Acquisition, LLC, entered into on April 17, 2017, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.10*	Deed of Assumption of Aon plc dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.11*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.12*#	Aon Stock Incentive Plan, as amended and restated - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

10.13*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.14*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.15*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.16*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.17*#	Aon plc 2011 Incentive Plan, as amended and restated effective March 29, 2019, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q filed on July 26, 2019.

10.18*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.19*#	Aon plc Leadership Performance Program - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.20*#
Aon Plc Leadership Performance Program as amended and restated effective January 1, 2018 - - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10.21*#
Aon plc Leadership Performance Program, as amended and restated, effective January 1, 2019. incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.22*#
Aon plc Senior Executive Combined Severance and Change in Control Plan, as amended and restated effective June 21, 2019, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.23*#	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.24*#	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.25*#	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K filed on April 2, 2012.

10.26*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.27*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

10.28*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.29*#
Amended and Restated Employment Agreement, dated as of January 16, 2015, by and between Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on January 23, 2015.

10.30*#
Amendment to Employment Agreement, dated April 20, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case- - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 25, 2018.

10.31*#
Amendment to Employment Agreement, dated May 10, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.32*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.33*#
Amendment to the Amended and Restated Change of Control Agreement between Aon plc and Gregory C. Case, dated as of April 27, 2016 - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-for the quarter ended March 31, 2016.

10.34*#	International Assignment Letter with Gregory C. Case, effective July 1, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.35*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.36*#	Amendment to International Assignment Letter, dated June 25, 2019, with Gregory C. Case, incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.37*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

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

10.40*#	International Assignment Letter with Christa Davies, effective July 1, 2016 - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.41*#	Amendment to International Assignment Letter, dated June 25, 2018, with Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.42*#	Amendment to International Assignment Letter, dated June 25, 2019, with Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.43*#	International Assignment Letter with Peter Lieb, effective July 1, 2016 - incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.44*#	Transition and Separation Agreement between Aon Corporation and Peter Lieb, effective June 3, 2019, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 4, 2019.

10.45*#	Employment Letter with Michael O’Connor effective March 1, 2018, incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2018.

10.46*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Michael O’Connor, - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.47*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen- incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.48*#	Aon Deferred Compensation Plan, as amended and restated November 16, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.49*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.50*#	Second Amendment to the Aon Deferred Compensation Plan, effective April 19, 2017, incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.51#	Third Amendment to the Aon Deferred Compensation Plan, effective April 19, effective December 27, 2019.

10.52*#	Aon plc Global Share Purchase Plan effective July 1, 2013, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders held on May 17, 2013, filed on April 1, 2013.

10.53*#
First Amendment to the Aon plc Global Share Purchase Plan, effective November 17, 2017 - incorporated by reference to Exhibit 10.49 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.54*#	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.55*#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.56*#	Aon Supplemental Savings Plan, amended and restated Effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.57*#
First Amendment to the Aon Supplemental Savings Plan, amended and restated effective January 1, 2017, effective March 30, 2017, incorporated by reference to Exhibit 52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.58#	Second Amendment to the Aon Supplemental Savings Plan, Amended and Restated effective January 1, 2017, dated December 31, 2018.

10.59#	Third Amendment to the Aon Supplemental Savings Plan, Amended and Restated effective January 1, 2017, dated December 27, 2019.

10.60#
Aon Corporation Excess Benefit Plan, as amended and restated January 1, 2009, and the following amendments to the Aon Corporation Excess Benefit Plan: First Amendment (dated January 1, 2009), First Amendment (dated December 16, 2009), Third Amendment (dated December 31, 2018), Fourth Amendment (dated December 27, 2019).

Subsidiaries of the Registrant.

21	List of Subsidiaries of Aon.

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Calculation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 14, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2020
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 14, 2020
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 14, 2020
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 14, 2020
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 14, 2020
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 14, 2020
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 14, 2020
J. Michael Losh

/s/ RICHARD B. MYERS	Director	February 14, 2020
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 14, 2020
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 14, 2020
Gloria Santona

/s/ CAROLYN Y. WOO	Director	February 14, 2020
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 14, 2020
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 14, 2020
Michael Neller