Form 10-Q
period 2020-03-31
Aon plc
filed 2020-05-01
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc
(Exact Name of Registrant as Specified in Its Charter)

IRELAND	Applied For
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Metropolitan Building, James Joyce Street, Dublin 1, Ireland                  D01 K0Y8
(Address of principal executive offices)                      (Zip Code)

+353 1 266 6000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of April 30, 2020: 231,084,584

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 2.800% Senior Notes due 2021	AON21	New York Stock Exchange
Guarantees of Aon plc’s 4.000% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.500% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon plc’s 4.250% Senior Notes due 2042	AON24	New York Stock Exchange
Guarantees of Aon plc’s 4.450% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.600% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.750% Senior Notes due 2045	AON45	New York Stock Exchange

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2020	2019
Revenue
Total revenue	$3,219	$3,143
Expenses
Compensation and benefits	1,522	1,584
Information technology	111	117
Premises	73	87
Depreciation of fixed assets	41	40
Amortization of intangible assets	97	97
Other general expense	342	346
Total operating expenses	2,186	2,271
Operating income	1,033	872
Interest income	2	2
Interest expense	(83)	(72)
Other income (expense)	29	—
Income from continuing operations before income taxes	981	802
Income tax expense	189	126
Net income from continuing operations	792	676
Net income (loss) from discontinued operations	(1)	—
Net income	791	676
Less: Net income attributable to noncontrolling interests	19	17
Net income attributable to Aon shareholders	$772	$659

Basic net income per share attributable to Aon shareholders
Continuing operations	$3.31	$2.72
Discontinued operations	—	—
Net income	$3.31	$2.72
Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.29	$2.70
Discontinued operations	—	—
Net income	$3.29	$2.70
Weighted average ordinary shares outstanding - basic	233.2	242.2
Weighted average ordinary shares outstanding - diluted	234.5	243.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2020	2019
Net income	$791	$676
Less: Net income attributable to noncontrolling interests	19	17
Net income attributable to Aon shareholders	772	659
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(5)	7
Foreign currency translation adjustments	(397)	133
Postretirement benefit obligation	24	31
Total other comprehensive income (loss)	(378)	171
Less: Other comprehensive income attributable to noncontrolling interests	(2)	2
Total other comprehensive income (loss) attributable to Aon shareholders	(376)	169
Comprehensive income attributable to Aon shareholders	$396	$828
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$690	$790
Short-term investments	170	138
Receivables, net	3,554	3,112
Fiduciary assets	12,401	11,834
Other current assets	530	602
Total current assets	17,345	16,476
Goodwill	8,293	8,165
Intangible assets, net	746	783
Fixed assets, net	666	621
Operating lease right-of-use assets	897	929
Deferred tax assets	638	645
Prepaid pension	1,164	1,216
Other non-current assets	533	570
Total assets	$30,282	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,549	$1,939
Short-term debt and current portion of long-term debt	1,884	712
Fiduciary liabilities	12,401	11,834
Other current liabilities	1,277	1,086
Total current liabilities	17,111	15,571
Long-term debt	6,227	6,627
Non-current operating lease liabilities	910	944
Deferred tax liabilities	189	199
Pension, other postretirement, and postemployment liabilities	1,655	1,738
Other non-current liabilities	930	877
Total liabilities	27,022	25,956

Equity
Ordinary shares - $0.01 nominal value Authorized: 750 shares (issued: 2020 - 231.1; 2019 - 232.1)	2	2
Additional paid-in capital	6,121	6,152
Retained earnings	1,455	1,254
Accumulated other comprehensive loss	(4,409)	(4,033)
Total Aon shareholders' equity	3,169	3,375
Noncontrolling interests	91	74
Total equity	3,260	3,449
Total liabilities and equity	$30,282	$29,405
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2019	232.1	$6,154	$1,254	$(4,033)	$74	$3,449
Adoption of new accounting guidance	—	—	(6)	—	—	(6)
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	$6,123	$1,455	$(4,409)	$91	$3,260

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	$5,960	$2,555	$(3,740)	$87	$4,862
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2020	2019
Cash flows from operating activities
Net income	$791	$676
Less: Net income (loss) from discontinued operations	(1)	—
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(25)	(4)
Depreciation of fixed assets	41	40
Amortization and impairment of intangible assets	97	97
Share-based compensation expense	76	89
Deferred income taxes	(6)	(25)
Change in assets and liabilities:
Fiduciary receivables	(808)	(609)
Short-term investments — funds held on behalf of clients	(237)	(541)
Fiduciary liabilities	1,045	1,150
Receivables, net	(543)	(458)
Accounts payable and accrued liabilities	(275)	(454)
Restructuring reserves	(60)	(25)
Current income taxes	141	118
Pension, other postretirement and postemployment liabilities	(41)	(54)
Other assets and liabilities	141	74
Cash provided by operating activities	338	74
Cash flows from investing activities
Proceeds from investments	6	12
Payments for investments	(43)	(14)
Net sales (purchases) of short-term investments — non-fiduciary	(38)	41
Acquisition of businesses, net of cash acquired	(334)	(15)
Sale of businesses, net of cash sold	30	6
Capital expenditures	(59)	(57)
Cash used for investing activities	(438)	(27)
Cash flows from financing activities
Share repurchase	(463)	(100)
Issuance of shares for employee benefit plans	(112)	(98)
Issuance of debt	2,060	871
Repayment of debt	(1,341)	(694)
Cash dividends to shareholders	(102)	(96)
Noncontrolling interests and other financing activities	40	(23)
Cash provided by (used for) financing activities	82	(140)
Effect of exchange rates on cash and cash equivalents	(82)	37
Net decrease in cash and cash equivalents	(100)	(56)
Cash and cash equivalents at beginning of period	790	656
Cash and cash equivalents at end of period	$690	$600
Supplemental disclosures:
Interest paid	$51	$27
Income taxes paid, net of refunds	$53	$33

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries. Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including amendments and additions disclosed on Form 8-K issued April 1, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2020, particularly in light of the continuing effect of the COVID-19 pandemic.
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of the Aon group (“Aon UK”), were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon Ireland”), as described in the proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) on December 20, 2019 (the “Ireland Reorganization”). Aon Ireland is a tax resident of Ireland. References in the Financial Statements to “Aon” or the “Company” for time periods prior to April 1, 2020 refer to Aon UK. References in the Financial Statements to “Aon” or the “Company” for time periods on or after April 1, 2020, refer to Aon Ireland.
Use of Estimates
The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency exchange rate movements, and, recently, impacts from the COVID-19 pandemic increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Financial Statements in future periods.
2. Accounting Principles and Practices
Adoption of New Accounting Standards
Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The new guidance aligns capitalization requirements for certain implementation costs incurred in cloud computing arrangements with existing requirements for capitalizing implementation costs for internal-use software. These costs will be deferred over the term of the hosting arrangement, including any optional renewal periods the entity is reasonably certain to exercise. An entity may apply the new guidance on either a prospective or retrospective basis. The new guidance was effective for Aon in the first quarter of 2020 and was adopted on a prospective basis for all implementation costs incurred after the date of initial adoption. The adoption of this guidance had no significant impact on the Financial Statements.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for Aon in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no significant impact on the Financial Statements.
Credit Losses
In June 2016, the FASB issued a new accounting standard on the measurement of credit losses on financial instruments. The new standard replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted the new standard as of January 1, 2020 using the modified retrospective approach. Under this approach, prior periods were not restated. Rather, the cumulative effect of initially applying the new standard was recognized as an adjustment to retained earnings. Upon the adoption of this guidance on January 1, 2020, the Company recognized a cumulative adjustment of $6 million to decrease retained earnings.
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses.
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
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The new guidance is effective for Aon in the first quarter of 2021, with early adoption permitted and will be applied retrospectively. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.
Securities and Exchange Commission Final Rules
Financial Disclosures about Guarantors
In March 2020, the SEC passed changes to the disclosure requirements in Rules 3-10 and 3-16 of Regulation S-X to better align those requirements with the needs of investors and to simplify and streamline the disclosure obligations of registrants. The amendments are effective January 4, 2021, with early adoption permitted. The Company is currently evaluating the impact that the guidance will have on the Financial Statements and the period of adoption.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2020	2019
Commercial Risk Solutions	$1,146	$1,118
Reinsurance Solutions	848	788
Retirement Solutions	397	420
Health Solutions	502	486
Data & Analytic Services	331	336
Elimination	(5)	(5)
Total revenue	$3,219	$3,143
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
United States	$1,227	$1,161
Americas other than United States	228	226
United Kingdom	500	452
Europe, Middle East, & Africa other than United Kingdom	978	1,009
Asia Pacific	286	295
Total revenue	$3,219	$3,143

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$335	$329
Additions	318	346
Amortization	(416)	(439)
Impairment	—	—
Foreign currency translation and other	(8)	—
Balance at end of period	$229	$236

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$171	$156
Additions	12	9
Amortization	(12)	(11)
Impairment	—	—
Foreign currency translation and other	(4)	1
Balance at end of period	$167	$155

4. Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less.  Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At March 31, 2020, Cash and cash equivalents and Short-term investments were $860 million compared to $928 million at December 31, 2019, a decrease of $68 million. Of the total balances, $95 million and $110 million were restricted as to their use at March 31, 2020 and December 31, 2019, respectively. Included within Short-term investments as of March 31, 2020 and December 31, 2019 were £42.7 million ($52.1 million at March 31, 2020 exchange rates and $55.5 million at December 31, 2019 exchange rates) of operating funds required to be held by the Company in the United Kingdom (the “U.K.”) by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2020	2019
Foreign currency remeasurement	$42	$(11)
Disposal of businesses	25	5
Pension and other postretirement	4	4
Equity earnings	1	1
Financial instruments	(44)	1
Other	1	—
Total	$29	$—

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended March 31,
	2020 (1)	2019
Balance at December 31	$70	$64
Adoption of new accounting guidance (2)	7	—
Balance at January 1	77	64
Provision	9	8
Accounts written off, net of recoveries	(8)	(8)
Foreign currency translation and other	3	—
Balance at end of period	$81	$64

(1)
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Refer to Note 2 “Accounting Principles and Practices” for further information.

(2)
The allowance for doubtful accounts resulted in a $7 million charge from the adoption of the new accounting standard on the measurement of credit losses. After tax impacts, this resulted in a $6 million decrease to Retained earnings. Refer to Note 2 “Accounting Principles and Practices” for further information.

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2020	December 31, 2019
Costs to fulfill contracts with customers (1)	$229	$335
Prepaid expenses	156	97
Taxes receivable	79	88
Other (2)	66	82
Total	$530	$602

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.

(2)	December 31, 2019 includes $4 million previously classified as “Receivables from the Divested Business”.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2020	December 31, 2019
Costs to obtain contracts with customers (1)	$167	$171
Taxes receivable	101	102
Leases	93	100
Investments	52	53
Other	120	144
Total	$533	$570

(1)	Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2020	December 31, 2019
Deferred revenue (1)	$309	$270
Leases	200	210
Taxes payable	196	93
Other	572	513
Total	$1,277	$1,086

(1)
During the three months ended March 31, 2020, $117 million was recognized in the Condensed Consolidated Statement of Income. During the 12 months ended December 31, 2019, $532 million was recognized in the Consolidated Statement of Income.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2020	December 31, 2019
Taxes payable (1)	$544	$525
Leases	74	76
Deferred revenue	72	62
Compensation and benefits	41	49
Other	199	165
Total	$930	$877

(1)	Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of March 31, 2020 and December 31, 2019.
6. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the benefits administration and business process outsourcing business (the “Divested Business”). The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company incurred all remaining costs for the Restructuring Plan, and the Restructuring Plan was closed in the fourth quarter of 2019. As such, for the three months ended March 31, 2020, no charges were taken under the Restructuring Plan. For the three months ended March 31, 2019, $91 million of restructuring expenses were charged under the Restructuring Plan.
As of December 31, 2019, the remaining liabilities for the Restructuring Plan were $204 million. During the three months ended March 31, 2020, the Company made cash payments of $60 million, and the effect of foreign currency translation and other non-cash activity was $17 million, resulting in restructuring liabilities of $127 million as of March 31, 2020.

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed five acquisitions during the three months ended March 31, 2020 and one acquisition during the three months ended March 31, 2019. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Consideration Transferred	Three Months Ended March 31, 2020
Cash	$351
Deferred, contingent, and other consideration	35
Aggregate consideration transferred	$386

Assets acquired
Cash and cash equivalents	$17
Receivables	7
Goodwill	303
Intangible assets	74
Current assets	2
Non-current assets	5
Total assets acquired	408
Liabilities assumed
Current liabilities	11
Non-current liabilities	11
Total liabilities assumed	22
Net assets acquired	$386

The results of operations of these acquisitions are included in the Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2020 Acquisitions
On January 1, 2020, the Company completed the acquisition of 100% share capital of Apollo Conseil et Courtage, an insurance broker based in France.
On January 1, 2020, the Company completed the acquisition of 100% share capital of Assimedia SA, an insurance broker based in Switzerland.
On January 1, 2020, the Company completed the acquisition of 100% share capital of TRIUM GmbH Insurance Broker, an insurance broker based in Germany.
On January 3, 2020, the Company completed the acquisition of 100% share capital of CoverWallet, Inc., a U.S.-based digital insurance platform for small- and medium-sized businesses.
On January 31, 2020, the Company completed the acquisition of 100% share capital of Cytelligence Inc., a Canadian-based cyber security firm that provides incident response advisory, digital forensic expertise, security consulting services, and cyber security training for employees to help organizations respond to cyber security threats and strengthen their security position.
2019 Acquisitions
On July 31, 2019, the Company completed the acquisition of 100% share capital of Ovatio Courtage SAS, an insurance broker based in France.
On July 31, 2019, the Company completed the acquisition of 100% share capital of Zalba-Caldu Correduria de Seguros, S.A., a Spanish insurance broker.
On January 1, 2019, the Company completed the acquisition of 100% share capital of Chapka Assurances SAS, based in France.

Completed Dispositions
The Company completed one disposition during the three months ended March 31, 2020. The Company completed one disposition during the three months ended March 31, 2019.
Total pretax gains recognized for the three months ended March 31, 2020 were $25 million. Total pretax gains recognized for the three months ended March 31, 2019 were $5 million. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Other Significant Activity
On March 9, 2020, Aon and Willis Towers Watson Public Limited Company, an Irish public limited company (“WTW”), entered into a business combination agreement (the “Business Combination Agreement”) with respect to a combination of the parties (the “Combination”). Refer to “Business Combination Agreement” within Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2020 are as follows (in millions):

Balance as of December 31, 2019	$8,165
Goodwill related to current year acquisitions	303
Goodwill related to disposals	(3)
Goodwill related to prior year acquisitions	—
Foreign currency translation	(172)
Balance as of March 31, 2020	$8,293

Other intangible assets by asset class are as follows (in millions):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,227	$1,590	$637	$2,264	$1,600	$664
Tradenames	1,026	1,005	21	1,029	956	73
Technology and other	408	320	88	380	334	46
Total	$3,661	$2,915	$746	$3,673	$2,890	$783

The estimated future amortization for finite-lived intangible assets as of March 31, 2020 is as follows (in millions):

Remainder of 2020	$139
2021	136
2022	96
2023	85
2024	69
2025	51
Thereafter	170
Total	$746

9. Debt
Notes
In March 2020, the Company’s $400 million 2.80% Senior Notes due March 2021 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is in less than one year.
On November 15, 2019, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, issued $500 million 2.20% Senior Notes due November 2022. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
In September 2019, the Company’s $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity is in less than one year.
On May 2, 2019, Aon Corporation issued $750 million 3.75% Senior Notes due May 2029. The Company used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
Revolving Credit Facilities
As of March 31, 2020, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2020, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2020.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon UK has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $600 million under the U.S. Program and €525 million under the European Program, not to exceed the amount of the Company’s committed credit, which was $1.65 billion at March 31, 2020. As of March 31, 2020, the U.S. Program was fully and unconditionally guaranteed by Aon UK and the European Program was fully and unconditionally guaranteed by Aon Corporation. In connection with the Ireland Reorganization, on April 1, 2020, a new guarantee structure for the Commercial Paper Programs was established. Refer to Note 18 “Guarantee of Registered Securities” for further information.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	March 31, 2020	December 31, 2019
Commercial paper outstanding	$833	$112

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Weighted average commercial paper outstanding	$456	$323
Weighted average interest rate of commercial paper outstanding	0.96%	0.49%

10. Income Taxes
The effective tax rate on Net income from continuing operations was 19.3% for the three months ended March 31, 2020. The effective tax rate on Net income from continuing operations was 15.7% for the three months ended March 31, 2019.

For the three months ended March 31, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of share-based payments.
For the three months ended March 31, 2019, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of shared-based payments.
11. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations. The Repurchase Program was adopted by Aon Ireland’s Board of Directors on April 1, 2020.
Under the Repurchase Program, the Company’s Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Shares repurchased	2.2	0.6
Average price per share	$212.78	$161.16
Costs recorded to retained earnings
Total repurchase cost	$461	$100
Additional associated costs	2	1
Total costs recorded to retained earnings	$463	$101

At March 31, 2020, the remaining authorized amount for share repurchases under the Repurchase Program was $1.6 billion. Under the Repurchase Program, the Company has repurchased a total of 130.9 million shares for an aggregate cost of approximately $13.4 billion. Due to COVID-19, the Company has temporarily suspended share repurchase.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Basic weighted average ordinary shares outstanding	233.2	242.2
Dilutive effect of potentially issuable shares	1.3	1.5
Diluted weighted average ordinary shares outstanding	234.5	243.7

Potentially issuable shares are not included in the computation of Diluted net income per share if their inclusion would be antidilutive. There were no shares and 0.1 million shares excluded from the calculation for the three months ended March 31, 2020 and March 31, 2019, respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(9)	(395)	1	(403)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	30	35
Tax expense	(1)	—	(7)	(8)
Amounts reclassified from accumulated other comprehensive income, net (3)	4	—	23	27
Net current period other comprehensive income (loss)	(5)	(395)	24	(376)
Balance at March 31, 2020	$(17)	$(1,700)	$(2,692)	$(4,409)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 14 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense) in the Condensed Consolidated Statements of Income.

(3)	It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income before reclassifications, net	4	131	11	146
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	26	31
Tax expense	(2)	—	(6)	(8)
Amounts reclassified from accumulated other comprehensive income, net (3)	3	—	20	23
Net current period other comprehensive income	7	131	31	169
Balance at March 31, 2019	$(8)	$(1,188)	$(2,544)	$(3,740)

(1)
Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 14 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.

(2)	Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense) in the Condensed Consolidated Statements of Income.

(3)	It is the Company’s policy to release income tax effects from accumulated other comprehensive loss using the portfolio approach.

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	22	28	21	27	4	7
Expected return on plan assets, net of administration expenses	(39)	(49)	(33)	(34)	(8)	(10)
Amortization of prior-service cost	—	1	—	1	—	—
Amortization of net actuarial loss	7	7	17	13	3	3
Total net periodic (benefit) cost	$(10)	$(13)	$5	$7	$(1)	$—

Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $5 million, $99 million, and $19 million, (at December 31, 2019 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2020. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2020	2019
Contributions to U.K. pension plans	$2	$23
Contributions to U.S. pension plans	31	17
Contributions to other major pension plans	2	7
Total contributions	$35	$47

13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended March 31,
	2020	2019
Restricted share units (“RSUs”)	$58	$63
Performance share awards (“PSAs”)	14	23
Employee share purchase plans	4	3
Total share-based compensation expense	$76	$89

Restricted Share Units
RSUs generally vest between three and five years. The fair value of RSUs is based upon the market value of the Company’s Class A ordinary shares at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all non-vested awards. Compensation expense associated with RSUs is recognized on a straight-line basis over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Three Months Ended March 31,
	2020		2019
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,634	$143	4,208	$120
Granted	432	$179	517	$170
Vested	(583)	$141	(677)	$117
Forfeited	(79)	$146	(41)	$121
Non-vested at end of period	3,403	$147	4,007	$127

(1)	Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $359 million as of March 31, 2020, with a remaining weighted average amortization period of approximately two years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of earnings per share related performance over a three-year period. The actual issuance of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of the Company’s Class A ordinary shares at the date of grant. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Condensed Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2020 and the years ended December 31, 2019 and 2018, respectively (shares in thousands and dollars in millions, except fair value):

	March 31, 2020	December 31, 2019	December 31, 2018
Target PSAs granted during period	487	467	564
Weighted average fair value per share at date of grant	$160	$165	$134
Number of shares that would be issued based on current performance levels	487	451	818
Unamortized expense, based on current performance levels	$78	$42	$24

14. Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures. The Company does not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, and enters into monetary intercompany transfers or other transactions denominated in a currency that differs from its functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Foreign exchange contracts
Accounted for as hedges	$537	$579	$8	$16	$(3)	$1
Not accounted for as hedges (3)	385	297	4	2	(1)	—
Total	$922	$876	$12	$18	$(4)	$1

(1)	Included within Other current assets ($7 million at March 31, 2020 and $7 million at December 31, 2019) or Other non-current assets ($5 million at March 31, 2020 and $11 million at December 31, 2019).

(2)
Included within Other current liabilities ($3 million at March 31, 2020 and $1 million at December 31, 2019) or Other non-current liabilities ($1 million at March 31, 2020 and $0 million at December 31, 2019).

(3)	These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
(Loss) Gain recognized in Accumulated other comprehensive loss	$(11)	$4

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss in the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Total revenue	$(4)	$(4)
Interest expense	(1)	(1)
Total	$(5)	$(5)

The Company estimates that approximately $14 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next 12 months.
The Company recorded a loss of $35 million and a gain of $5 million in Other income (expense) during the three months ended March 31, 2020 and March 31, 2019, respectively, for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had €101 million ($112 million at March 31, 2020 exchange rates) and €101 million ($112 million at December 31, 2019 exchange rates) of outstanding euro-denominated commercial paper at March 31, 2020 and December 31, 2019, respectively, designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $30 million and $29 million, as of March 31, 2020 and December 31, 2019, respectively.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three months ended March 31, 2020 and 2019.

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
Equity investments consist of equity securities and equity derivatives valued using the closing stock price on a national securities exchange. Over the counter equity derivatives are valued using observable inputs such as underlying prices of the underlying security and volatility. On a sample basis, the Company reviews the listing of Level 1 equity securities in the portfolio, agrees the closing stock prices to a national securities exchange, and independently verifies the observable inputs for Level 2 equity derivatives and securities.
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves, and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains an understanding of the models, inputs, and assumptions used in developing prices provided by its vendors through discussions with the fund managers. The Company independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on internal Company guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates used in the Financial Statements.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,252	$2,252	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$13	$—	$13	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,007	$2,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—

(1)	Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.

(2)	Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2020 and 2019. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2020 and 2019 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$999	$1,004	$600	$614
Long-term debt	$6,227	$6,837	$6,627	$7,442

16. Claims, Lawsuits, and Other Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business, which frequently include errors and omissions (“E&O”) claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble, or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expense in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible    (that is, more than remote but not probable), or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.1 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate, and the estimates themselves, may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($315 million at March 31, 2020 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
In April 2017, the FCA announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue. The European Commission has now assumed jurisdiction over the investigation in place of the FCA. Other antitrust agencies outside the European Union are also conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible. At this time, in light of the uncertainties and many variables involved, Aon cannot estimate the ultimate impact on the Company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Financial Statements, and are recorded at fair value.
The Company expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.
Guarantee of Registered Securities
See Note 18 “Guarantee of Registered Securities” for information regarding the Company’s guarantees of obligations of its subsidiaries arising under issued and outstanding debt securities.
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of March 31, 2020, the undiscounted maximum potential future payments under the lease guarantee is $66 million, with an estimated fair value of $11 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2020.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2020, the undiscounted maximum potential future payments under the performance guarantees were $139 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2020.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $71 million at March 31, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $70 million at March 31, 2020 compared to $110 million at December 31, 2019.
17. Segment Information
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
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which the CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth, expense discipline, and collaborative behaviors, that maximize value for Aon and its shareholders, regardless of which revenue line it benefits.
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Condensed Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.

18. Guarantee of Registered Securities
In connection with the Company’s 2012 redomestication to the U.K. (the “2012 Redomestication”), the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the: (1) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon UK, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated September 10, 2010, between Aon Corporation and the Trustee); (2) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon UK and the Trustee (amending and restating the Indenture, dated December 16, 2002, between Aon Corporation and the Trustee); and (3) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon UK and the Trustee (amending and restating the Indenture, dated January 13, 1997, between Aon Corporation and the Trustee, as supplemented by the First Supplemental Indenture, dated January 13, 1997).
In connection with the Ireland Reorganization, on April 1, 2020 Aon Ireland and Aon Global Holdings Limited, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon UK, including the: 5.00% Notes due September 2020; 2.20% Notes due November 2022; 8.205% Notes due January 2027; 4.50% Senior Notes due December 2028; 3.75% Senior Notes due May 2029; and 6.25% Notes due September 2040 (collectively, the “Aon Corporation Notes). Aon Corporation, Aon UK, and Aon Global Holdings Limited are indirect wholly owned subsidiaries of Aon Ireland. All guarantees of Aon Ireland, Aon UK, and Aon Global Holdings Limited of the Aon Corporation Notes are joint and several as well as full and unconditional. There are no subsidiaries other than those listed above that guarantee the Aon Corporation Notes.
In addition, in connection with the Ireland Reorganization, on April 1, 2020 Aon Ireland and Aon Global Holdings Limited entered into various agreements pursuant to which they guaranteed the obligations of Aon UK arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation, including the: 4.25% Notes due December 2042 exchanged for Aon Corporation’s 8.205% Notes due January 2027; 4.45% Notes due May 2043; 4.00% Notes due November 2023; 2.875% Notes due May 2026; 3.50% Notes due June 2024; 4.60% Notes due June 2044; 4.75% Notes due May 2045; 2.80% Notes due March 2021; and 3.875% Notes due December 2025 (collectively, the “Aon UK Notes”). All guarantees of Aon Ireland, Aon Global Holdings Limited, and Aon Corporation of the Aon UK Notes are joint and several as well as full and unconditional. There are no subsidiaries other than those listed above that guarantee the Aon UK Notes.
The Company has reflected these new guarantees in the Condensed Consolidating Statements of Income, Condensed Consolidating Statements of Comprehensive Income, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and in the Condensed Consolidating Statements of Financial Position as of March 31, 2020 and December 31, 2019.
In 2019, Aon Corporation obtained indirect ownership of subsidiaries that were previously indirectly owned by Aon UK. The financial results of both subsidiaries are included in the Other Non-Guarantor Subsidiaries column of the Condensed Consolidating Financial Statements.
Aon Ireland was not part of the Aon group until November 2019, therefore no balances are reflected in the Condensed Consolidating Statement of Income, Condensed Consolidating Statement of Comprehensive Income, and the Condensed Consolidating Statement of Cash Flows for the period ended March 31, 2019.
The following tables set forth the Condensed Consolidating Statements of Income and Condensed Consolidating Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019, Condensed Consolidating Statements of Financial Position as of March 31, 2020 and December 31, 2019, and Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2020 and 2019, in accordance with Rule 3-10 of Regulation S-X. The Condensed Consolidating Financial Information includes the accounts of Aon Ireland, the accounts of Aon UK, the accounts of Aon Global Holdings Limited, the accounts of Aon Corporation, and the combined accounts of the Other Non-Guarantor Subsidiaries. The Condensed Consolidating Financial Statements are presented in all periods as a merger under common control. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2020
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$—	$—	$3,219	$—	$3,219
Expenses
Compensation and benefits	—	12	—	(12)	1,522	—	1,522
Information technology	—	—	—	—	111	—	111
Premises	—	—	—	5	68	—	73
Depreciation of fixed assets	—	—	—	—	41	—	41
Amortization and impairment of intangible assets	—	—	—	—	97	—	97
Other general expense	—	26	—	1	315	—	342
Total operating expenses	—	38	—	(6)	2,154	—	2,186
Operating income (loss)	—	(38)	—	6	1,065	—	1,033
Interest income	—	—	—	10	14	(22)	2
Interest expense	—	(54)	(11)	(39)	(1)	22	(83)
Intercompany interest income (expense)	—	8	—	(113)	105	—	—
Intercompany other income (expense)	—	81	—	(128)	47	—	—
Other income (expense)	—	—	—	(42)	72	(1)	29
Income (loss) from continuing operations before income taxes	—	(3)	(11)	(306)	1,302	(1)	981
Income tax expense (benefit)	—	(17)	(2)	(48)	256	—	189
Net income (loss) from continuing operations	—	14	(9)	(258)	1,046	(1)	792
Net income (loss) from discontinued operations	—	—	—	—	(1)	—	(1)
Net income (loss) before equity in earnings of subsidiaries	—	14	(9)	(258)	1,045	(1)	791
Equity in earnings of subsidiaries	773	759	614	862	—	(3,008)	—
Net income	773	773	605	604	1,045	(3,009)	791
Less: Net income attributable to noncontrolling interests	—	—	—	—	19	—	19
Net income attributable to Aon shareholders	$773	$773	$605	$604	$1,026	$(3,009)	$772

Condensed Consolidating Statement of Income

	Three Months Ended March 31, 2019
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenue
Total revenue	$—	$—	$—	$—	$3,143	$—	$3,143
Expenses
Compensation and benefits	—	20	—	8	1,556	—	1,584
Information technology	—	—	—	—	117	—	117
Premises	—	—	—	4	83	—	87
Depreciation of fixed assets	—	—	—	—	40	—	40
Amortization and impairment of intangible assets	—	—	—	—	97	—	97
Other general expense	—	—	—	1	345	—	346
Total operating expenses	—	20	—	13	2,238	—	2,271
Operating income (loss)	—	(20)	—	(13)	905	—	872
Interest income	—	—	—	9	20	(27)	2
Interest expense	—	(46)	(24)	(28)	(1)	27	(72)
Intercompany interest income (expense)	—	4	—	(116)	112	—	—
Intercompany other income (expense)	—	31	—	(94)	63	—	—
Other income (expense)	—	5	—	(11)	8	(2)	—
Income (loss) from continuing operations before income taxes	—	(26)	(24)	(253)	1,107	(2)	802
Income tax expense (benefit)	—	(5)	(5)	(42)	178	—	126
Net income (loss) from continuing operations	—	(21)	(19)	(211)	929	(2)	676
Net income (loss) from discontinued operations	—	—	—	—	—	—	—
Net income (loss) before equity in earnings of subsidiaries	—	(21)	(19)	(211)	929	(2)	676
Equity in earnings of subsidiaries	—	682	619	724	—	(2,025)	—
Net income	—	661	600	513	929	(2,027)	676
Less: Net income attributable to noncontrolling interests	—	—	—	—	17	—	17
Net income attributable to Aon shareholders	$—	$661	$600	$513	$912	$(2,027)	$659

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2020
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$773	$773	$605	$604	$1,045	$(3,009)	$791
Less: Net income attributable to noncontrolling interests	—	—	—	—	19	—	19
Net income attributable to Aon shareholders	773	773	605	604	1,026	(3,009)	772
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	—	(2)	(3)	—	(5)
Foreign currency translation adjustments	—	—	—	—	(398)	1	(397)
Postretirement benefit obligation	—	—	—	13	11	—	24
Total other comprehensive income (loss)	—	—	—	11	(390)	1	(378)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(377)	(377)	(370)	(381)	—	1,505	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(377)	(377)	(370)	(370)	(388)	1,506	(376)
Comprehensive income attributable to Aon shareholders	$396	$396	$235	$234	$638	$(1,503)	$396
Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended March 31, 2019
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$—	$661	$600	$513	$929	$(2,027)	$676
Less: Net income attributable to noncontrolling interests	—	—	—	—	17	—	17
Net income attributable to Aon shareholders	—	661	600	513	912	(2,027)	659
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	—	—	—	2	5	—	7
Foreign currency translation adjustments	—	—	—	—	131	2	133
Postretirement benefit obligation	—	—	—	22	9	—	31
Total other comprehensive income (loss)	—	—	—	24	145	2	171
Equity in other comprehensive income (loss) of subsidiaries, net of tax	—	167	139	115	—	(421)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	—	2	—	2
Total other comprehensive income (loss) attributable to Aon shareholders	—	167	139	139	143	(419)	169
Comprehensive income attributable to Aon shareholders	$—	$828	$739	$652	$1,055	$(2,446)	$828

Condensed Consolidating Statement of Financial Position

	As of March 31, 2020
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$36	$194	$1,698	$(1,238)	$690
Short-term investments	—	—	—	57	113	—	170
Receivables, net	—	—	—	—	3,554	—	3,554
Fiduciary assets	—	—	—	—	12,401	—	12,401
Current intercompany receivables	—	208	90	2,710	14,875	(17,883)	—
Other current assets	—	—	—	4	526	—	530
Total current assets	—	208	126	2,965	33,167	(19,121)	17,345
Goodwill	—	—	—	—	8,293	—	8,293
Intangible assets, net	—	—	—	—	746	—	746
Fixed assets, net	—	—	—	—	666	—	666
Operating lease right-of-use assets	—	—	—	103	794	—	897
Deferred tax assets	—	89	4	589	150	(194)	638
Prepaid pension	—	—	—	7	1,157	—	1,164
Non-current intercompany receivables	—	397	—	261	7,044	(7,702)	—
Other non-current assets	—	—	—	25	508	—	533
Investment in subsidiary	3,169	8,650	8,871	19,973	—	(40,663)	—
Total assets	$3,169	$9,344	$9,001	$23,923	$52,525	$(67,680)	$30,282

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$—	$1,345	$—	$49	$1,393	$(1,238)	$1,549
Short-term debt and current portion of long-term debt	—	696	—	1,136	52	—	1,884
Fiduciary liabilities	—	—	—	—	12,401	—	12,401
Current intercompany payables	—	310	61	16,321	1,191	(17,883)	—
Other current liabilities	—	—	—	82	1,195	—	1,277
Total current liabilities	—	2,351	61	17,588	16,232	(19,121)	17,111
Long-term debt	—	3,822	—	2,405	—	—	6,227
Non-current operating lease liabilities	—	—	—	136	774	—	910
Deferred tax liabilities	—	—	—	—	383	(194)	189
Pension, other postretirement, and postemployment liabilities	—	—	—	1,287	368	—	1,655
Non-current intercompany payables	—	—	—	7,210	492	(7,702)	—
Other non-current liabilities	—	2	—	115	813	—	930
Total liabilities	—	6,175	61	28,741	19,062	(27,017)	27,022

Equity
Total Aon shareholders’ equity	3,169	3,169	8,940	(4,818)	33,372	(40,663)	3,169
Noncontrolling interests	—	—	—	—	91	—	91
Total equity	3,169	3,169	8,940	(4,818)	33,463	(40,663)	3,260
Total liabilities and equity	$3,169	$9,344	$9,001	$23,923	$52,525	$(67,680)	$30,282

Condensed Consolidating Statement of Financial Position

	As of December 31, 2019
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$2,271	$2,619	$(4,100)	$790
Short-term investments	—	—	—	28	110	—	138
Receivables, net	—	—	—	—	3,112	—	3,112
Fiduciary assets	—	—	—	—	11,834	—	11,834
Current intercompany receivables	—	246	89	1,214	12,710	(14,259)	—
Other current assets	—	—	—	7	595	—	602
Total current assets	—	246	89	3,520	30,980	(18,359)	16,476
Goodwill	—	—	—	—	8,165	—	8,165
Intangible assets, net	—	—	—	—	783	—	783
Fixed assets, net	—	—	—	—	621	—	621
Operating lease right-of-use assets	—	—	—	110	819	—	929
Deferred tax assets	—	89	4	577	165	(190)	645
Prepaid pension	—	—	—	7	1,209	—	1,216
Non-current intercompany receivables	—	868	—	261	7,046	(8,175)	—
Other non-current assets	—	—	—	32	538	—	570
Investment in subsidiary	3,375	8,899	12,211	19,470	—	(43,955)	—
Total assets	$3,375	$10,102	$12,304	$23,977	$50,326	$(70,679)	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$—	$2,157	$1,994	$56	$1,832	$(4,100)	$1,939
Short-term debt and current portion of long-term debt	—	112	—	600	—	—	712
Fiduciary liabilities	—	—	—	—	11,834	—	11,834
Current intercompany payables	—	234	61	12,978	986	(14,259)	—
Other current liabilities	—	—	—	80	1,006	—	1,086
Total current liabilities	—	2,503	2,055	13,714	15,658	(18,359)	15,571
Long-term debt	—	4,223	—	2,404	—	—	6,627
Non-current operating lease liabilities	—	—	—	143	801	—	944
Deferred tax liabilities	—	—	—	—	389	(190)	199
Pension, other postretirement, and postemployment liabilities	—	—	—	1,348	390	—	1,738
Non-current intercompany payables	—	—	—	7,212	963	(8,175)	—
Other non-current liabilities	—	1	—	113	763	—	877
Total liabilities	—	6,727	2,055	24,934	18,964	(26,724)	25,956

Equity
Total Aon shareholders’ equity	3,375	3,375	10,249	(957)	31,288	(43,955)	3,375
Noncontrolling interests	—	—	—	—	74	—	74
Total equity	3,375	3,375	10,249	(957)	31,362	(43,955)	3,449
Total liabilities and equity	$3,375	$10,102	$12,304	$23,977	$50,326	$(70,679)	$29,405

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2020
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$—	$1,561	$3,648	$(512)	$852	$(5,211)	$338

Cash flows from investing activities
Proceeds from investments	—	—	—	2	4	—	6
Payments for investments	—	(450)	(518)	(30)	(13)	968	(43)
Net sales (purchases) of short-term investments - non-fiduciary	—	—	—	(28)	(10)	—	(38)
Acquisition of businesses, net of cash acquired	—	—	—	—	(334)	—	(334)
Sale of businesses, net of cash sold	—	—	—	—	30	—	30
Capital expenditures	—	—	—	—	(59)	—	(59)
Cash provided by (used for) investing activities	—	(450)	(518)	(56)	(382)	968	(438)

Cash flows from financing activities
Share repurchase	—	(463)	—	—	—	—	(463)
Advances from (to) affiliates	—	(618)	(3,094)	(2,044)	(1,349)	7,105	—
Issuance of shares for employee benefit plans	—	(112)	—	—	—	—	(112)
Issuance of debt	—	457	—	1,603	—		2,060
Repayment of debt	—	(273)	—	(1,068)	—	—	(1,341)
Cash dividends to shareholders	—	(102)	—	—	—	—	(102)
Noncontrolling interests and other financing activities	—	—	—	—	40	—	40
Cash provided by (used for) financing activities	—	(1,111)	(3,094)	(1,509)	(1,309)	7,105	82

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(82)	—	(82)
Net increase (decrease) in cash and cash equivalents	—	—	36	(2,077)	(921)	2,862	(100)
Cash and cash equivalents at beginning of period	—	—	—	2,271	2,619	(4,100)	790
Cash and cash equivalents at end of period	$—	$—	$36	$194	$1,698	$(1,238)	$690

Condensed Consolidating Statement of Cash Flows

	Three Months Ended March 31, 2019
(millions)	Aon Ireland	Aon UK	Aon Global Holdings Limited	Aon Corporation	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Cash flows from operating activities
Cash provided by (used for) operating activities	$—	$(11)	$529	$(34)	$143	$(553)	$74

Cash flows from investing activities
Proceeds from investments	—	—	72	8	4	(72)	12
Payments for investments	—	—	—	(9)	(77)	72	(14)
Net sales (purchases) of short-term investments - non-fiduciary	—	—	—	9	32	—	41
Acquisition of businesses, net of cash acquired	—	—	—	—	(15)	—	(15)
Sale of businesses, net of cash sold	—	—	—	—	6	—	6
Capital expenditures				—	(57)	—	(57)
Cash provided by (used for) investing activities	—	—	72	8	(107)	—	(27)

Cash flows from financing activities
Share repurchase	—	(100)	—	—	—	—	(100)
Advances from (to) affiliates	—	305	(601)	(265)	(550)	1,111	—
Issuance of shares for employee benefit plans	—	(98)	—	—	—	—	(98)
Issuance of debt	—	384	—	485	2	—	871
Repayment of debt	—	(384)	—	(310)	—	—	(694)
Cash dividends to shareholders	—	(96)	—	—	—	—	(96)
Noncontrolling interests and other financing activities	—	—	—	—	(23)	—	(23)
Cash provided by (used for) financing activities	—	11	(601)	(90)	(571)	1,111	(140)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	37	—	37
Net increase (decrease) in cash and cash equivalents	—	—	—	(116)	(498)	558	(56)
Cash and cash equivalents at beginning of period	—	—	—	862	3,473	(3,679)	656
Cash and cash equivalents at end of period	$—	$—	$—	$746	$2,975	$(3,121)	$600

19. Subsequent Events
Ireland Reorganization
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon UK were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon Ireland, as described in the proxy statement filed with the SEC on December 20, 2019. Equity incentive and compensation plans were assumed by Aon Ireland and amended to provide that those plans will now provide for the award and issuance of Class A ordinary shares of Aon Ireland instead of Class A ordinary shares of Aon UK, on a one-for-one basis. Beginning on April 1, 2020, Aon Ireland’s principal executive office address is Metropolitan Building, James Joyce Street, Dublin 1, Ireland, not 122 Leadenhall Street, London, England. Aon Ireland is a tax resident of Ireland.
The Share Repurchase Program, which related to Class A ordinary shares of Aon UK and preceded the Ireland Reorganization, was adopted by Aon Ireland’s Board of Directors.
Commercial Paper
On April 1, 2020 the Company entered into an agreement increasing the aggregate outstanding borrowings under its U.S. commercial paper program by $300 million, to an aggregate amount equal to $900 million. The U.S. program remains fully backed by Aon’s committed credit facilities.
Colleague Compensatory Arrangements
On April 24, 2020, due to the COVID-19 pandemic and the resulting economic disruption, the Board of Directors of the Company determined to temporarily reduce the annual base salaries of the Company’s named executive officers and the cash compensation of each of the Company’s non-executive directors. Each of the named executive officers and non-executive directors have agreed to a temporary 50% reduction in his or her cash compensation from May 1, 2020 through December 31, 2020, or until such other date as decided by the Company.
Additionally, on April 27, 2020 the Company announced it will apply a temporary salary reduction of up to 20% to a broader colleague base. The reductions are being applied using a tailored approach based on a set of criteria, including considerations for cost-of-living, to determine the most equitable way to apply this temporary reduction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2020 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by proprietary data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by proprietary data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our first quarter of 2020 financial results from continuing operations.The first quarter 2020 financial results are not necessarily indicative of results that may be expected for the full year or any future period, particularly in light of the continuing effect of the COVID-19 outbreak.

•
For the first quarter of 2020, revenue increased $76 million, or 2%, to $3.2 billion compared to the prior year period due primarily to organic revenue growth of 5%, partially offset by a 2% unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact related to divestitures, net of acquisitions.

•
Operating expenses for the first quarter of 2020 were $2.2 billion, a decrease of $85 million from the prior year period. The decrease was due primarily to a $91 million decrease in restructuring charges, a $40 million favorable impact from foreign currency translation, and the preemptive reduction and deferral of certain discretionary expenses in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact to the Company, partially offset by $18 million of transaction costs related to the pending combination with WTW, an increase in investments supporting growth initiatives and Aon Business Services, and an increase in expense associated with 5% organic revenue growth.

•
Operating margin increased to 32.1% in the first quarter of 2020 from 27.7% in the prior year period. The increase was driven by organic revenue growth of 5%, strong operational improvement, and a decrease in expense due to the factors listed above.

•	Due to the factors set forth above, net income from continuing operations increased $116 million, or 17%, to $792 million for the first quarter of 2020 compared to the prior year period.

•	Diluted earnings per share from continuing operations was $3.29 per share for the first quarter of 2020 compared to $2.70 per share for the prior year period.

•
Cash flow provided by operating activities was $338 million for the first three months of 2020, an increase of $264 million from the prior year period, primarily reflecting strong operational improvement and near-term actions taken to improve working capital in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact on the Company. The prior year period included approximately $85 million of net cash payments related to legacy litigation.

We focus on four key metrics not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our unaudited Condensed Consolidated Financial Statements and Notes thereto (our “Financial Statements”). The following is our measure of performance against these four metrics from continuing operations for the first quarter of 2020:

•
Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the first quarter of 2020. Organic revenue growth was driven by strong new business generation in Reinsurance Solutions and strong management of the renewal book globally in Health Solutions and Commercial Risk Solutions.

•
Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 35.7% for the first quarter of 2020 compared to 33.7% in the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth of 5%, increased operating leverage across the portfolio, and the preemptive reduction and deferral of certain discretionary expenses.

•
Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.68 per share for the first quarter of 2020 compared to $3.31 per share for the prior year period.

•
Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first three months of 2020 by $262 million, or 1,541%, from the prior year period, to $279 million, reflecting an increase in cash flow from operations, partially offset by a $2 million increase in capital expenditures.

IRELAND REORGANIZATION
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of the Aon group (“Aon UK”), were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon Ireland”), as described in the proxy statement filed with the U.S. Securities and Exchange Commission (“SEC”) on December 20, 2019. Aon Ireland is a tax resident of Ireland. References in this report to “Aon,” the “Company,” “we,” “us,” or “our” for time periods prior to April 1, 2020 refer to Aon UK. References in the Financial Statements to “Aon,” the “Company,” “we,” “us,” or “our” for time periods on or after April 1, 2020, refer to Aon Ireland.
BUSINESS COMBINATION AGREEMENT
On March 9, 2020, Aon and WTW, entered into a Business Combination Agreement with respect to a combination of the parties (the “Combination”). At the effective date of the Combination, WTW shareholders will be entitled to receive 1.08 newly issued Class A ordinary shares of Aon Ireland in exchange for each ordinary share of WTW held by such holders. The Combination is expected to be completed in the first half of 2021 and is subject to Irish Takeover Rules. The Business Combination Agreement contains certain operating covenants relating to the conduct of business of both parties in the interim period until the transaction is completed. These covenants require both parties to operate their respective businesses in all material respects in the ordinary course of business consistent with past practice.  In addition, these covenants restrict each party from engaging in certain actions unless a party obtains the prior written consent of the other party. These actions relate to, among other things, authorizing or paying dividends above a specified rate; issuing or authorizing for issuance additional securities; salary, benefits or other compensation and employment-related matters; capital management, debt and liquidity matters; engaging in mergers, acquisitions and dispositions; entering into or materially modifying material agreements; entering into material litigation-related settlements; and making other corporate, tax and accounting changes.
RECENT DEVELOPMENTS
The recent outbreak of the coronavirus, COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe, resulting in restrictions on travel and quarantine policies being put in place by businesses and governments and is impacting worldwide economic activity. COVID-19 and its resulting impact may adversely affect our business and we are closely monitoring the situation and our business, liquidity, and capital planning initiatives, in compliance with local government guidelines. At this time, we are fully operational and have deployed business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions. We have deployed enhanced information technology (IT) security protocols, including an upgraded virtual private network (VPN), and required IT equipment to our outsourcing vendors in order to limit operational disruption. Our Global Emergency Operations Center is actively tracking the situation and providing communications and resources to our global colleagues. Eventual reoccupation of our offices is expected to happen in phases as local mandates are lifted and once protocols are in place to ensure a safe work environment.

As the situation is rapidly evolving, and the scale and duration of disruption cannot be predicted, it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. We are focused on navigating these challenges and potential future impacts to our business presented by COVID-19 through preserving our liquidity and managing our cash flow through taking proactive action to enhance our ability to meet our short-term liquidity needs and support a commitment to no layoffs of our colleagues due to COVID-19. Such actions include, but are not limited to, reducing our discretionary spending, extending days payable outstanding, revisiting our investment strategies, suspending our share buyback program until further notice, and reducing payroll costs, including through delayed hiring of new colleagues, as well as temporarily reducing salaries for existing colleagues.

While the ultimate public health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings, and cash flows, will be adversely impacted, depending on the duration and severity of the downturn. Our revenue can be generalized into two categories, including core and more discretionary arrangements. Core revenues tend to be highly-recurring and non-discretionary, where the services are typically regulated, required, or necessary costs of managing the risk of doing business. More discretionary revenues tend to include project-related services, where in an economic downturn, we expect to see more immediate impacts from decreases in revenue, and have already started to see a modest impact in the first quarter of 2020. In a severe downturn, we expect that certain services within our core business may be negatively impacted as well. The impact of the pandemic on our business operations and results of operations for the first quarter of 2020 are further described in the “Review of Consolidated Results” and “Liquidity and Financial Conditions” contained in Part I, Item 2 of this report. Refer to Part II, Item 1A of this report for a further discussion of the risks associated with COVID-19.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended March 31,
	2020	2019
Revenue
Total revenue	$3,219	$3,143
Expenses
Compensation and benefits	1,522	1,584
Information technology	111	117
Premises	73	87
Depreciation of fixed assets	41	40
Amortization of intangible assets	97	97
Other general expense	342	346
Total operating expenses	2,186	2,271
Operating income	1,033	872
Interest income	2	2
Interest expense	(83)	(72)
Other income (expense)	29	—
Income from continuing operations before income taxes	981	802
Income tax expense	189	126
Net income from continuing operations	792	676
Net income (loss) from discontinued operations	(1)	—
Net income	791	676
Less: Net income attributable to noncontrolling interests	19	17
Net income attributable to Aon shareholders	$772	$659
Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.29	$2.70
Discontinued operations	—	—
Net income	$3.29	$2.70
Weighted average ordinary shares outstanding - diluted	234.5	243.7
Revenue
Total revenue increased by $76 million, or 2%, in the first quarter of 2020 compared to the first quarter of 2019. This increase reflects organic revenue growth of 5%, partially offset by a 2% unfavorable impact from foreign currency translation and a 1% unfavorable impact related to divestitures, net of acquisitions.
Commercial Risk Solutions revenue increased $28 million, or 3%, to $1,146 million in the first quarter of 2020, compared to $1,118 million in the first quarter of 2019. Organic revenue growth was 4% in the first quarter of 2020, driven by growth across every major geography, highlighted by double-digit growth in Canada and Latin America, primarily driven by strong retention and management of the renewal book portfolio. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $60 million, or 8%, to $848 million in the first quarter of 2020, compared to $788 million in the first quarter of 2019. Organic revenue growth was 9% in the first quarter of 2020, driven by strong net new business generation globally in treaty and solid growth in facultative placements, partially offset by a modest decline in capital markets transactions. Results in the quarter include a modest positive impact from the timing of certain revenue, which will be spread evenly for the balance of 2020. In addition, market impact was modestly positive on results in the quarter.
Retirement Solutions revenue decreased $23 million, or 5%, to $397 million in the first quarter of 2020, compared to $420 million in the first quarter of 2019. Organic revenue growth was flat in the first quarter of 2020, driven by driven by solid growth in Investments, including double-digit growth in delegated investment management, as well as modest growth in Human Capital, primarily for assessment services. Results in the quarter were offset by a decline in core retirement, reflecting a decrease in billable hours and discretionary project-related work, primarily as a result of COVID-19.
Health Solutions revenue increased $16 million, or 3%, to $502 million in the first quarter of 2020, compared to $486 million in the first quarter of 2019. Organic revenue growth was 5% in the first quarter of 2020, driven by solid growth across every major geography in health and benefits brokerage, highlighted by particular strength in Latin America, Asia, and the EMEA region. Results in the quarter also include growth in the active exchange business.
Data & Analytic Services revenue decreased $5 million, or 1%, to $331 million in the first quarter of 2020 compared to $336 million in the first quarter of 2019. Organic revenue growth was 1% in the first quarter of 2020, driven by growth globally across the affinity business, with particular strength in the U.S. across both business and consumer solutions. Results in the quarter also reflect pressure in certain, more discretionary parts of the business, primarily as a result of COVID-19.
Compensation and Benefits
Compensation and benefits decreased $62 million, or 4%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily driven by a $26 million favorable impact from foreign currency translation, a $24 million decrease in restructuring charges, and expense discipline, partially offset by an increase in expense associated with 5% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $6 million, or 5%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily driven by an $11 million decrease in restructuring charges, partially offset by an increase in investments supporting growth initiatives and Aon Business Services.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $14 million, or 16%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily driven by a $9 million decrease in restructuring charges and a reduction of costs as the Company continues to optimize its global real estate footprint.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $1 million, or 3%, in the first quarter of 2020 compared to the first quarter of 2019.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles was $97 million in the first quarter of 2020, similar to the first quarter of 2019.
Other General Expense
Other general expense in the first quarter of 2020 decreased $4 million, or 1%, compared to the first quarter of 2019 due primarily to a $47 million decrease in restructuring charges, a $9 million favorable impact from foreign currency translation, and the preemptive reduction and deferral of certain discretionary expenses, partially offset by $18 million of transaction costs related to the Combination, $7 million of costs related to move of the jurisdiction for the firm’s parent company to Ireland, and an increase in expense associated with 5% organic revenue growth.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2020, interest income was $2 million, similar to the prior year period.

Interest Expense
Interest expense, which represents the cost of our debt obligations, was $83 million for the first quarter of 2020, an increase of $11 million, or 15%, from the first quarter of 2019. The increase was driven primarily by higher outstanding term debt and an increase in commercial paper borrowings.
Other Income (Expense)
Total other income was $29 million for the first quarter of 2020, compared to other income of $0 million for the first quarter of 2019. Other income for the first quarter of 2020 primarily includes $42 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, a $25 million gain on the sale of certain businesses, and $4 million of pension and other postretirement income, partially offset by $44 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates. Other income for the first quarter of 2019 primarily includes $11 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, offset by a $5 million gain on the sale of certain businesses, $4 million of pension and other postretirement income, $1 million of equity earnings, and $1 million of gains on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates.
Income from Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the first quarter of 2020 was $981 million, a 22% increase from income from continuing operations before income taxes of $802 million in the first quarter of 2019.
Income Taxes from Continuing Operations
The effective tax rates on net income from continuing operations were 19.3% and 15.7% for the first quarter of 2020 and 2019, respectively.
For the three months ended March 31, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including the favorable impact of share-based payments.
For the three months ended March 31, 2019, the tax rate was primarily driven by the geographical distribution of income and certain discrete items including the favorable impact of share-based payments.
Net Income from Discontinued Operations
Net loss from discontinued operations was $1 million in the three months ended March 31, 2020 compared to no impact on the prior year period.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2020 increased to $772 million, or $3.29 per diluted share, from $659 million, or $2.70 per diluted share, in the prior year period.
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

	Three Months Ended March 31,
	2020	2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,146	$1,118	3%	(2)%	—%	1%	4%
Reinsurance Solutions	848	788	8	(1)	—	—	9
Retirement Solutions	397	420	(5)	(1)	—	(4)	—
Health Solutions	502	486	3	(2)	—	—	5
Data & Analytic Services	331	336	(1)	(2)	—	—	1
Elimination	(5)	(5)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,219	$3,143	2%	(2)%	—%	(1)%	5%

(1)	Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.

(2)	Fiduciary investment income for the three months ended March 31, 2020 and 2019, respectively, was $15 million and $19 million.

(3)
Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of our core operating performance. Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements.
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Revenue from continuing operations	$3,219	$3,143

Operating income from continuing operations - as reported	$1,033	$872
Amortization and impairment of intangible assets	97	97
Restructuring	—	91
Transaction costs (1)	18	—
Operating income from continuing operations - as adjusted	$1,148	$1,060

Operating margin from continuing operations - as reported	32.1%	27.7%
Operating margin from continuing operations - as adjusted	35.7%	33.7%

(1)
Certain transaction costs associated with the Combination will be incurred prior to the expected completion of the Combination in the first half of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees required to complete the Combination.

Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements.
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,033	$115	$1,148
Interest income	2	—	2
Interest expense	(83)	—	(83)
Other income (expense)	29	—	29
Income from continuing operations before income taxes	981	115	1,096
Income tax expense (1)	189	23	212
Net income from continuing operations	792	92	884
Net income (loss) from discontinued operations	(1)	—	(1)
Net income	791	92	883
Less: Net income attributable to noncontrolling interests	19	—	19
Net income attributable to Aon shareholders	$772	$92	$864

Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.29	$0.39	$3.68
Discontinued operations	—	—	—
Net income	$3.29	$0.39	$3.68

Weighted average ordinary shares outstanding - diluted	234.5	—	234.5
Effective tax rates (1)
Continuing operations	19.3%		19.3%
Discontinued operations	30.7%		30.7%

	Three Months Ended March 31, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$872	$188	$1,060
Interest income	2	—	2
Interest expense	(72)	—	(72)
Other income (expense)	—	—	—
Income from continuing operations before income taxes	802	188	990
Income tax expense (1)	126	41	167
Net income from continuing operations	676	147	823
Net income (loss) from discontinued operations	—	—	—
Net income	676	147	823
Less: Net income attributable to noncontrolling interests	17	—	17
Net income attributable to Aon shareholders	$659	$147	$806

Diluted net income per share attributable to Aon shareholders
Continuing operations	$2.70	$0.61	$3.31
Discontinued operations	—	—	—
Net income	$2.70	$0.61	$3.31

Weighted average ordinary shares outstanding - diluted	243.7	—	243.7
Effective tax rates (1)
Continuing operations	15.7%		16.9%
Discontinued operations	—%		—%

(1)
Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring plan expenses, accelerated tradename amortization, impairment charges and certain transaction costs, which are adjusted at the related jurisdictional rate. In addition, tax expense excludes the tax impacts of payment of certain legacy litigation and enactment date impacts of the Tax Cuts and Jobs Act of 2017.

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

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$338	$74
Capital expenditures used for operations	(59)	(57)
Free cash flow provided by operations	$279	$17
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in over 120 countries and sovereignties, foreign exchange rate fluctuations may have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign exchange rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.03 on net income per diluted share during the three months ended March 31, 2020. Currency fluctuations had an unfavorable impact of $0.12, on net income per diluted share during the three months ended March 31, 2019, when 2018 results were translated at 2019 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.03 on adjusted net income per diluted share during the three months ended March 31, 2020. Currency fluctuations had an unfavorable impact of $0.13 on adjusted net income per diluted share during the three months ended March 31, 2019, when 2018 results were translated at 2019 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
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
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. Such actions include, but are not limited to, reducing our discretionary spending, revisiting our investment strategies, suspending our share buyback program until further notice, and reducing payroll costs, including through delayed hiring of new colleagues, and temporarily reducing salaries for existing colleagues.
We expect to have the ability to meet our cash needs for the foreseeable future through the use of cash and cash equivalents, Short-term investments, funds available under our Credit Facilities and commercial paper programs, and cash flows from operations. Additionally, Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. We believe our liquidity position at March 31, 2020 remains strong and as we move into a period of uncertain economic conditions related to COVID-19, which may impact our ability to access capital markets or other sources of liquidity, we will continue to closely monitor and protectively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $5.2 billion and $5.2 billion at March 31, 2020 and December 31, 2019, respectively, and fiduciary receivables of $7.2 billion and $6.7 billion at March 31, 2020 and December 31, 2019, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2020, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.

The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2020 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$690	$—	$3,113	$3,803
Money market funds	—	170	2,081	2,251
Cash and short-term investments	690	170	5,194	6,054
Fiduciary receivables	—	—	7,207	7,207
Total	$690	$170	$12,401	$13,261
Cash and cash equivalents decreased $100 million in 2020. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$338	$74
Cash provided by (used for) investing activities	$(438)	$(27)
Cash used for financing activities	$82	$(140)
Effect of exchange rates changes on cash and cash equivalents	$(82)	$37
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2020 increased $264 million, or 357%, from the prior year period to $338 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $35 million for the three months ended March 31, 2020, as compared to $47 million for the three months ended March 31, 2019. For the remainder of 2020, we expect to contribute approximately $88 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $438 million during the three months ended March 31, 2020, an increase of $411 million compared to $27 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $32 million as compared to December 31, 2019. As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2020, we completed the acquisition of five business for a total consideration of $334 million, net of cash acquired, and one businesses was sold for a net cash inflow of $30 million.

During the first three months of 2019, we completed the acquisition of one business for a total consideration of $22 million, net of cash acquired, and one business was sold for an insignificant amount.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $59 million and $57 million for the three months ended March 31, 2020 and 2019, respectively, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow provided by financing activities during the three months ended March 31, 2020 was $82 million, an increase of $222 million compared to prior year period. The primary drivers of cash flow provided by financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations. The Repurchase Program was adopted by Aon Ireland’s Board of Directors on April 1, 2020.
The following table summarizes our Share Repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2020	2019
Shares repurchased	2.2	0.6
Average price per share	$212.78	$161.16
Costs recorded to retained earnings
Total repurchase cost	$461	$100
Additional associated costs	2	1
Total costs recorded to retained earnings	$463	$101
At March 31, 2020, the remaining authorized amount for share repurchase under the Repurchase Program was $1.6 billion. Under the Repurchase Program, we have repurchased a total of 130.9 million shares for an aggregate cost of approximately $13.4 billion. For further information regarding share repurchases made during the first quarter of 2020, see Part II, Item 2 of this report. Additionally, due to COVID-19, we have temporarily suspended share repurchases as we proactively manage liquidity.
Borrowings
Total debt at March 31, 2020 was $8.1 billion, an increase of $0.8 billion compared to December 31, 2019. Further, commercial paper activity during the three months ended March 31, 2020 and 2019 is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Total issuances (1)	$2,060	$871
Total repayments	$(1,341)	$(694)
Net issuances	$719	$177

(1)	The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
In March 2020, our $400 million 2.80% Senior Notes due March 2021 were classified as Short-term debt and current portion of long-term debt in our Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
On November 15, 2019, Aon Corporation issued $500 million 2.20% Senior Notes due November 2022. We used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.

In September 2019, our $600 million 5.00% Senior Notes due September 2020 were classified as Short-term debt and current portion of long-term debt in our Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
On May 2, 2019, Aon Corporation issued $750 million 3.75% Senior Notes due May 2029. We used the net proceeds of the offering to pay down a portion of outstanding commercial paper and for general corporate purposes.
Other Liquidity Matters
Distributable Profits
In connection with the Ireland Reorganization, the Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Refer to Note 19 “Subsequent Events” for further information on the Ireland Reorganization. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2020 and December 31, 2019, we had distributable profits in excess of $31.8 billion and $32.4 billion, respectively, associated with Aon UK. Following the Ireland Reorganization, we must reestablish distributable profits of the parent entity and will regularly create distributable profits as required to meet our capital needs. We believe that we have the ability to create sufficient distributable profits for the foreseeable future. As of May 1, 2020, the Company has $120 million of distributable profits.
Credit Facilities
We expect cash generated by operations for 2020 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2020, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2020, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2020.
Commercial Paper
On April 1, 2020 we entered into an agreement increasing the aggregate outstanding borrowings under or U.S. commercial paper program by $300 million, to an aggregate amount equal to $900 million. The U.S. Program remains fully backed by our committed credit facilities.
Shelf Registration Statement
On September 25, 2018, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. We expect to file a new or amended shelf registration statement in the second quarter of 2020 to register securities of Aon Ireland. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.

Rating Agency Ratings
The major rating agencies’ ratings of our debt at April 30, 2020 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
On March 11, 2020, Fitch Inc. (“Fitch”) placed our ‘BBB+’ rating on Rating Watch Negative (versus a prior Stable Outlook) following the announcement of the Combination. Negative Watch indicates that our Fitch rating could stay at its present level or potentially be downgraded. In its rating action commentary published March 11, Fitch states “rating expectations will unfold after further transaction details emerge and after Fitch evaluates both companies ongoing financial results prior to the projected first half 2021 closing”. We are committed to managing our current investment grade ratings. Any downgrade in the credit ratings of our senior debt or commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, restrict our access to the commercial paper market altogether, or impact future pension contribution requirements.
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of March 31, 2020, the undiscounted maximum potential future payments under the lease guarantee were $66 million, with an estimated fair value of $11 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2020.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2020, the undiscounted maximum potential future payments under the performance guarantees were $139 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2020.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $71 million at March 31, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $70 million at March 31, 2020, compared to $110 million at December 31, 2019.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 16 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019, including amendments and additions disclosed on Form 8-K issued April 1, 2020 (our “2019 Annual Report on Form 10-K”) other than those described below.

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
When evaluating these assets for impairment, we may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then the goodwill impairment test becomes a quantitative analysis. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value limited to the total amount of the goodwill allocated to the reporting unit.
In determining the fair value of our reporting units, we use a discounted cash flow (“DCF”) model based on our most current forecasts. We discount the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. If we are required to record impairment charges in the future, they could materially impact our results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Accounting Principles and Practices” to our Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report and reports we will subsequently file or furnish and have previously filed or furnished with the SEC contain certain statements related to future results, or state our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; public health concerns and continuing uncertainty in connection with COVID-19; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; risks related to the Combination; and the impact of changes in accounting rules. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:

•	general economic and political conditions in the countries in which we do business around the world, including the withdrawal of the U.K. from the European Union;

•	changes in the competitive environment or damage to our reputation;

•	fluctuations in exchange and interest rates that could influence revenues and expenses;

•	changes in global equity and fixed income markets that could affect the return on invested assets;

•	changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

•	the level of our debt limiting financial flexibility or increasing borrowing costs;

•	rating agency actions that could affect our ability to borrow funds;

•	volatility in our tax rate due to a variety of different factors including U.S. federal income tax reform;

•	changes in estimates or assumptions on our financial statements;

•	limits on our subsidiaries to make dividend and other payments to us;

•	the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;

•
the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

•	the impact of any investigations brought by regulatory authorities in Ireland, the U.S., U.K., and other countries;

•	the impact of any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;

•	failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;

•	the effects of Irish law on our operating flexibility and the enforcement of judgments against us;

•	the failure to retain and attract qualified personnel;

•	international risks associated with our global operations;

•	the effects of natural or man-made disasters, including the effects of COVID-19 and other health pandemics;

•	the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;

•	our ability to develop and implement new technology;

•	damage to our reputation among clients, markets or third parties;

•	the actions taken by third parties that perform aspects of our business operations and client services;

•
the extent to which we manage certain risks created in connection with the various services, including fiduciary and investment consulting and other advisory services, among others, that we currently provide, or will provide in the future, to clients;

•	our ability to continue, and the costs and risks associated with, growing, developing and integrating companies that we acquire or new lines of business;

•	changes in commercial property and casualty markets, commercial premium rates or methods of compensation;

•	changes in the health care system or our relationships with insurance carriers;

•	our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;

•	risks and uncertainties associated with the sale of the Divested Business;

•	our ability to realize the expected benefits from our restructuring plan; and

•
risks and uncertainties associated with the Combination, including our ability to obtain the requisite approvals of, to satisfy the other conditions to, or to otherwise complete, the Combination on the expected time frame, or at all, the occurrence of unanticipated difficulties or costs in connection with the Combination, our ability to successfully integrate the combined companies following the Combination and our ability to realize the expected benefits from the Combination.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We and our subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part III, Item 1A of this report and in Part I, Item 1A of our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2020, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2020 and 2021, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.03 impact during the three months ended March 31, 2020. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.03 impact during the three months ended March 31, 2020 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2020.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 16 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020, reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur. In the first quarter of 2020, we identified the following additional risk factors:
Business Risks
Our results of operations have been adversely affected and could be materially adversely affected in the future by the recent COVID-19 global pandemic.
In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, and has been declared a pandemic by the World Health Organization. The global spread and unprecedented impact of COVID-19 has created significant volatility, uncertainty, and economic disruption around the world.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the ultimate geographic scope, severity, and duration of the pandemic; the impact of the pandemic on worldwide macroeconomic conditions, including interest rates, employment rates, consumer confidence and spending, Gross Domestic Product (“GDP”), property values, and changes in client behavior, and foreign exchange rates in each of the markets in which we operate; governmental, business, and individual actions that have been, and continue to be, taken in response to the pandemic, including business closures, travel restrictions, quarantines, changes in laws and regulations (including those changes that may provide for extended premium payment terms), and social distancing (which have caused us to modify our business practices as described below); a decline in business and the ability of counterparties to pay for our services on time or at all; an increased number of E&O claims in those areas impacted by the pandemic, as well as an increase in the incidence or severity of E&O claims against us and our market partners; our ability to sell and provide our services, including due to the impact of travel restrictions, quarantines, social distancing, and alternative work arrangements; our ability to access capital markets or other sources of liquidity; the health of, and the effect of the pandemic on, our professionals; and potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments for our employees and business partners.
The global spread of COVID-19 has caused us to modify our business practices (including restricting employee travel and meetings in person with clients or prospective clients, employee work-from-home arrangements, and the cancellation of physical participation in meetings, events, and conferences), and we may take further actions in the future as may be required by government authorities or that we determine are in the best interests of our employees, clients, and business partners.
The COVID-19 pandemic and measures taken by governmental authorities in response thereto have already had an adverse impact on certain areas of our business and results of operations, including demand for our services, revenue, and the trading price of our securities. In the last two weeks of March 2020, we experienced revenue declines in certain areas of business, primarily in the more discretionary areas of our business, a trend which we expect to continue, and potentially worsen, into the second quarter of 2020 and beyond. In addition, if the COVID-19 pandemic continues to create significant disruptions in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms or at all. Finally, the impact of the COVID-19 pandemic may heighten other risks discussed in our 2019 Annual Report on Form 10-K and this report, which could adversely affect our business, financial condition, results of operations, cash flows, and stock price.

Combination-Related Risks
The Combination is subject to customary closing conditions, including conditions related to required shareholder approvals and required regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material impact on the value of the combined company.
The closing of the Combination is subject to a number of customary conditions, and there can be no assurance that the conditions to the closing of the Combination will be satisfied or waived (to the extent applicable). The failure to satisfy the required conditions could delay the closing of the Combination for a significant period of time or prevent the closing of the Combination from occurring at all. These closing conditions include, among others, the receipt of required approvals of our and WTW shareholders and the approval of the Combination by the High Court of Ireland. These closing conditions also include certain antitrust related clearances, including under the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, the EC Merger Regulation and the antitrust laws of the other required antitrust jurisdictions.
The governmental agencies from which the parties will seek certain approvals related to these conditions have broad discretion in administering the applicable governing regulations. As a condition to their approval of the Combination, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business after the closing of the Combination. Such requirements, limitations, costs or restrictions could delay or prevent the closing of the Combination or have a material adverse effect on the combined company’s business and results of operations following the closing of the Combination.
In addition, the closing conditions include other legal and regulatory conditions, such as (i) the sanction by the High Court of Ireland of the Combination and the delivery of the court order to the Irish Registrar of Companies, (ii) the approval by the New York Stock Exchange of the listing of all our Class A ordinary shares to be issued in connection with the Combination and (iii) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prohibits the closing of the Combination.
The Combination is also subject to other customary closing conditions, including: (i) the Business Combination Agreement not having been terminated in accordance with its terms; (ii) the accuracy of each party’s representations and warranties made in the Business Combination Agreement, subject to specified materiality standards; (iii) the absence of a material adverse effect with respect to each party since March 9, 2020; and (iv) the performance and compliance by each party of all of its obligations and compliance with all of its covenants under the Business Combination Agreement in all material respects. There can be no assurance that the conditions to the closing of the Combination will be satisfied or waived or that the Combination will be completed within the expected time frame, or at all.
In addition, if the Combination is not completed by March 9, 2021 (or June 9, 2021 or September 9, 2021, if extended under the terms thereof, if applicable, or such earlier date as may be specified by the Irish Takeover Panel), either we or WTW may choose not to proceed with the Combination. The parties can mutually decide to terminate the Business Combination Agreement at any time, before or after the receipt of the approval of our or WTW shareholders.
Failure to close the Combination could negatively impact our share price and future business and financial results.
If the Combination is not completed for any reason, including the failure of Aon shareholders or WTW shareholders to approve the required proposals at their respective special meetings, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having closed the Combination, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the Combination;

•
if the Business Combination Agreement is terminated under specified circumstances, we may be obligated to reimburse certain transaction-related expenses of WTW or, if terminated under other circumstances related to a failure to obtain the required antitrust clearances, pay to WTW a termination fee equal to $1 billion;

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our securities;

•
the manner in which clients, vendors, business partners and other third parties perceive we may be negatively impacted, which in turn could affect our ability to compete for new business or to obtain renewals in the marketplace more broadly;

•
matters relating to the Combination (including integration planning) may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to Aon;

•
the Business Combination Agreement restricts us, without WTW’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the Combination occurs or the Business Combination Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business that may arise prior to the closing of the Combination or the termination of the Business Combination Agreement; and

•
We could be subject to litigation related to any failure to close the Combination or related to any enforcement proceeding commenced against us to perform our obligations under the Business Combination Agreement.

If the Combination does not close, these risks may materialize and may adversely affect our business, financial results and share price.
While the Combination is pending, we will be subject to business uncertainties related to our relationships with employees, clients and suppliers, which could adversely affect our business and operations. These uncertainties could also adversely affect the combined company following the Combination.
Uncertainty about the effect of the Combination on employees, clients and suppliers may have an adverse effect on Aon and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the closing of the Combination and for a period of time thereafter, and could cause clients, suppliers and others who deal with Aon to seek to delay or defer business decisions, to change or terminate existing business relationships with Aon or potential clients to choose other partners instead of Aon or to take other actions as a result of the Combination that could negatively impact our and/or the combined company’s revenues, earnings and cash flows, as well as the market price of our and/or the combined company’s securities. Employee retention may be particularly challenging during the pendency of the Combination because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be harmed and its ability to realize the anticipated benefits of the Combination could be adversely affected.
While the Combination is pending, we will be subject to contractual restrictions, which could adversely affect our respective business and operations.
Under the terms of the Business Combination Agreement, we are subject to certain restrictions on the conduct of our business prior to the closing of the Combination, which may adversely affect our ability to execute certain of our business and operational strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow our business. Such limitations could negatively affect our business and operations prior to the closing of the Combination. The adverse effect of the pendency of the Combination could be exacerbated by any delays in completion of the Combination or by the termination of the Business Combination Agreement. Furthermore, the process of planning to integrate two businesses and organizations for the post-Combination period can divert management attention and resources and could ultimately have an adverse effect on Aon.
If completed, the Combination may not achieve its intended results.
We entered into the Business Combination Agreement with the expectation that the Combination would result in various benefits, including, among other things, synergies at the combined company, a comprehensive product portfolio, diversified growth profile and broad geographic reach. Achieving the anticipated benefits of the Combination is subject to a number of uncertainties, including whether our and WTW’s businesses can be integrated in an efficient and effective manner. Failure to achieve, a delay in achieving, or an increase in the costs to achieve, these anticipated benefits, in whole or in part, could result in increased costs or decreases in expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows.
Aon and WTW may be unable to successfully integrate their operations. Failure to successfully integrate our and WTW’s businesses in the expected time frame may adversely affect the future results of the combined company.
The ability of Aon and WTW to realize the anticipated benefits of the Combination will depend, to a large extent, on the ability to integrate our and WTW’s business. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, significant management attention and resources will be devoted to integrating the business practices and operations of Aon and WTW. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full expected benefits. A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the Combination could adversely affect the combined company’s results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others: the diversion of management attention to integration matters; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses; difficulties in the integration of operations and systems; unanticipated costs, delays and other hardships to integration efforts, including any such costs, delays or hardships, caused by pandemic, epidemic or outbreak of an infectious disease, including COVID-19 and the resulting travel and operations restrictions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in retaining existing clients and obtaining new clients; and challenges in attracting and retaining key personnel.
Many of these factors will be outside of our and WTW’s control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of the businesses of Aon and WTW are integrated successfully, the full benefits of the Combination, including the synergies, cost savings or sales or growth opportunities that are expected, may not be realized within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of Aon and WTW. All of these factors could decrease or delay the expected accretive effect of the Combination and negatively impact the combined company’s results of operations.
We and WTW have incurred and will incur substantial transaction fees and costs in connection with the Combination.
We and WTW have incurred and expect to incur a number of non-recurring substantial transaction-related costs associated with the closing of the Combination, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial, and a portion of them will be incurred regardless of whether the Combination closes. Non-recurring transaction-related costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs. Additional unanticipated costs may be incurred in connection with the closing and the integration of the businesses of Aon and WTW. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all, and these costs could adversely affect our financial conditions and results of operation prior, and of the combined company following, the closing of the Combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/20 - 1/31/20	248,289	$211.45	248,289	$1,971,130,556
2/1/20 - 2/29/20	1,132,641	$228.23	1,132,641	$1,712,624,157
3/1/20 - 3/31/20	785,647	$190.93	785,647	$1,562,623,364
	2,166,577	$212.78	2,166,577	$1,562,623,364

(1)	Does not include commissions or other costs paid to repurchase shares.

(2)
The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations.

We did not make any unregistered sales of equity in the first quarter of 2020.
In connection with the Ireland Reorganization, the Class A ordinary shares of Aon UK were cancelled and the holders thereof were issued an aggregate of approximately 231 million Class A ordinary shares of Aon Ireland. The terms and conditions of the issuance were sanctioned by the High Court of Justice in England and Wales after a hearing upon the fairness thereof at which all shareholders of Aon UK had a right to appear and of which adequate notice had been given. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof.

Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Aon Corporation entered into a transition and separation agreement with Michael J. O’Connor, effective as of April 29, 2020, with respect to Mr. O’Connor’s transition on February 24, 2020 from the position of Co-President of the Company to the position of Special Advisor to the CEO, and with respect to his separation from the Company on February 28, 2021 (the “Separation Date”).
The agreement provides that Mr. O’Connor will continue to receive his current base salary until the Separation Date. In connection with Mr. O’Connor’s transition, and subject to customary conditions, he will receive a cash payment of $7,000,000, payable in installments, in exchange for carrying out duties and responsibilities prior to the Separation Date and for agreeing to certain non-competition obligations. Mr. O’Connor’s stock awards will be given normal treatment under the applicable plan documents, but will continue to vest on their original dates, notwithstanding his separation from employment on the Separation Date.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

May 1, 2020	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Business Combination Agreement, dated March 9, 2020, between Aon plc (“Aon UK”) and Willis Towers Watson Public Limited Company (“WTW”) (incorporated by reference to Exhibit 2.1 to Aon UK’s Current Report on Form 8-K filed on March 10, 2020).

2.2	Appendix 3 to the Rule 2.5 Announcement, dated March 9, 2020 (incorporated by reference to Exhibit 2.2 to Aon UK’s Current Report on Form 8-K filed on March 10, 2020).
2.3	Expenses Reimbursement Agreement, dated March 9, 2020, between Aon UK and WTW (incorporated by reference to Exhibit 2.3 to Aon UK’s Current Report on Form 8-K filed on March 10, 2020).
2.4	Assignment Agreement, date April 2, 2020, between Aon Ireland and Aon UK (incorporated by reference to Exhibit 2.1 to Aon Ireland’s Current Report on Form 8-K filed on April 2, 2020).
3.1	Memorandum and Articles of Association of Aon plc (“Aon Ireland”) (incorporated by reference to Exhibit 3.1 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).
4.1
Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon UK, Aon Ireland, Aon Global Holdings Limited (“AGH”) and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon UK and the Trustee) (incorporated by reference to Exhibit 4.1 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.2
Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon UK, Aon Ireland, AGH and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Delaware, Aon UK and the Trustee) (incorporated by reference to Exhibit 4.2 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.3
Amended and Restated Indenture, dated April 1, 2020, among Aon UK, Aon Delaware, Aon Ireland, AGH and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon UK, Aon Delaware and the Trustee) (incorporated by reference to Exhibit 4.3 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.4
Second Amended and Restated Indenture, dated April 1, 2020, among Aon UK, Aon Delaware, Aon Ireland, AGH and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon UK, Aon Delaware and the Trustee) (incorporated by reference to Exhibit 4.4 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.5
Amended and Restated Indenture, dated April 1, 2020, among Aon UK, Aon Delaware, Aon Ireland, AGH and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon UK, Aon Delaware and the Trustee) (incorporated by reference to Exhibit 4.5 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.6
Amended and Restated Indenture, dated April 1, 2020, among Aon Delaware, Aon UK, Aon Ireland, AGH and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Delaware, Aon UK and the Trustee) (incorporated by reference to Exhibit 4.6 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

4.7
Description of securities of Aon Ireland that are registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.7 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

10.1	Deed of Assumption of Aon Ireland, dated April 1, 2020 ((incorporated by reference to Exhibit 10.1 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).
10.2
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements, dated April 1, 2020, of Aon Ireland (incorporated by reference to Exhibit 10.2 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).

10.3	Master Amendment to the Remaining Plans, dated April 1, 2020 of Aon Corporation (incorporated by reference to Exhibit 10.3 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).
10.4	Form of Deed of Indemnity of Aon Ireland (incorporated by reference to Exhibit 10.4 to Aon Ireland’s Current Report on Form 8-K12B filed on April 1, 2020).
10.5	Form of Irrevocable Director Undertaking (incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed on March 10, 2020).
10.6*#	Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, by and between Aon plc and Greg Case.
10.7*#	Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, by and between Aon plc and Christa Davies.
10.8*#	Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, by and between Aon plc and Eric Andersen.
10.9*#	Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, by and between Aon plc and John Bruno.

10.10*	Waiver and Amendment No. 2 to the Five-Year Credit Agreement, dated April 1, 2020, among Aon UK, Aon Delaware, Aon UK Limited, the lenders party thereto and Citibank, N.A.
10.11*	Waiver and Amendment No. 1 to the Five-Year Credit Agreement, dated April 1, 2020, among Aon UK, Aon Delaware, the lenders party thereto and Citibank, N.A.
10.12*
Lender Assumption Agreement, dated February 27, 2020, among Aon plc, Citibank, N.A. and the other parties thereto, with respect to the Five-Year Credit Agreement, dated October 19, 2017, among Aon plc, Aon Corporation, Citibank N.A. and the other parties thereto.

10.13*#	Transition and Separation Agreement, dated April 30, 2020, by and between Michael J. O’Connor and Aon Corporation.
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
* Filed herewith
# Indicates a management contract or compensatory plan or arrangement