Form 10-Q
period 2020-06-30
Aon plc
filed 2020-07-31
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc
(Exact Name of Registrant as Specified in Its Charter)

IRELAND	98-1539969
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of July 30, 2020: 231,650,336

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 2.80% Senior Notes due 2021	AON21	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON24	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report and reports we will subsequently file or furnish and have previously filed or furnished with the United States Securities and Exchange Commission (“SEC”) contain certain statements related to future results, or state our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; public health concerns and continuing uncertainty in connection with COVID-19; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; risks related to the Combination; and the impact of changes in accounting rules. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the SEC, that could impact results include:
•general economic and political conditions in the countries in which we do business around the world, including the withdrawal of the United Kingdom (the “U.K.”) from the European Union;
•changes in the competitive environment or damage to our reputation;
•fluctuations in exchange and interest rates that could influence revenues and expenses;
•changes in global equity and fixed income markets that could affect the return on invested assets;
•changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;
•the level of our debt limiting financial flexibility or increasing borrowing costs;
•rating agency actions that could affect our ability to borrow funds;
•volatility in our tax rate due to a variety of different factors including the United States (the “U.S.”) federal income tax reform;
•changes in estimates or assumptions on our financial statements;
•limits on our subsidiaries to make dividend and other payments to us;
•the impact of lawsuits and other contingent liabilities and loss contingencies arising from errors and omissions and other claims against us;
•the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;
•the impact of any investigations brought by regulatory authorities in Ireland, the U.S., U.K., and other countries;
•the impact of any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes;
•failure to protect intellectual property rights or allegations that we infringe on the intellectual property rights of others;
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us;
•the failure to retain and attract qualified personnel;
•international risks associated with our global operations;
•the effects of natural or man-made disasters, including the effects of COVID-19 and other health pandemics;

•the potential of a system or network breach or disruption resulting in operational interruption or improper disclosure of personal data;
•our ability to develop and implement new technology;
•damage to our reputation among clients, markets or third parties;
•the actions taken by third parties that perform aspects of our business operations and client services;
•the extent to which we manage certain risks created in connection with the various services, including fiduciary and investment consulting and other advisory services, among others, that we currently provide, or will provide in the future, to clients;
•our ability to continue, and the costs and risks associated with, growing, developing and integrating companies that we acquire or new lines of business;
•changes in commercial property and casualty markets, commercial premium rates or methods of compensation;
•changes in the health care system or our relationships with insurance carriers;
•our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;
•risks and uncertainties associated with the sale of the Divested Business, as defined in Note 6 “Restructuring”;
•our ability to realize the expected benefits from our restructuring plan; and
•risks and uncertainties associated with the Combination, as defined in Note 7 “Acquisitions and Dispositions of Businesses”, including our ability to obtain the requisite approvals of, to satisfy the other conditions to, or to otherwise complete, the Combination on the expected time frame, or at all, the occurrence of unanticipated difficulties or costs in connection with the Combination, our ability to successfully integrate the combined companies following the Combination and our ability to realize the expected benefits from the Combination.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We and our subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part III, Item 1A of this report, Part III, Item 1A of our Form 10-Q for the quarter ended March 31, 2020, and in Part I, Item 1A of our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2020	2019	2020	2019
Revenue
Total revenue	$2,497	$2,606	$5,716	$5,749
Expenses
Compensation and benefits	1,361	1,501	2,883	3,085
Information technology	107	126	218	243
Premises	74	85	147	172
Depreciation of fixed assets	41	40	82	80
Amortization of intangible assets	58	97	155	194
Other general expense	262	344	604	690
Total operating expenses	1,903	2,193	4,089	4,464
Operating income	594	413	1,627	1,285
Interest income	—	1	2	3
Interest expense	(89)	(77)	(172)	(149)
Other income (expense)	(10)	6	19	6
Income from continuing operations before income taxes	495	343	1,476	1,145
Income tax expense	85	56	274	182
Net income from continuing operations	410	287	1,202	963
Net income from discontinued operations	1	—	—	—
Net income	411	287	1,202	963
Less: Net income attributable to noncontrolling interests	13	10	32	27
Net income attributable to Aon shareholders	$398	$277	$1,170	$936

Basic net income per share attributable to Aon shareholders
Continuing operations	$1.71	$1.15	$5.02	$3.88
Discontinued operations	—	—	—	—
Net income	$1.71	$1.15	$5.02	$3.88
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.70	$1.14	$5.00	$3.85
Discontinued operations	—	—	—	—
Net income	$1.70	$1.14	$5.00	$3.85
Weighted average ordinary shares outstanding - basic	232.7	240.6	233.0	241.4
Weighted average ordinary shares outstanding - diluted	233.6	242.8	234.1	243.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2020	2019	2020	2019
Net income	$411	$287	$1,202	$963
Less: Net income attributable to noncontrolling interests	13	10	32	27
Net income attributable to Aon shareholders	398	277	1,170	936
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	3	(8)	(2)	(1)
Foreign currency translation adjustments	88	(103)	(309)	30
Postretirement benefit obligation	23	14	47	45
Total other comprehensive income (loss)	114	(97)	(264)	74
Less: Other comprehensive income attributable to noncontrolling interests	1	—	(1)	2
Total other comprehensive income (loss) attributable to Aon shareholders	113	(97)	(263)	72
Comprehensive income attributable to Aon shareholders	$511	$180	$907	$1,008
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$757	$790
Short-term investments	654	138
Receivables, net	3,314	3,112
Fiduciary assets	13,794	11,834
Other current assets	471	602
Total current assets	18,990	16,476
Goodwill	8,356	8,165
Intangible assets, net	699	783
Fixed assets, net	615	621
Operating lease right-of-use assets	941	929
Deferred tax assets	654	645
Prepaid pension	1,192	1,216
Other non-current assets	548	570
Total assets	$31,995	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,488	$1,939
Short-term debt and current portion of long-term debt	782	712
Fiduciary liabilities	13,794	11,834
Other current liabilities	1,319	1,086
Total current liabilities	17,383	15,571
Long-term debt	7,229	6,627
Non-current operating lease liabilities	947	944
Deferred tax liabilities	200	199
Pension, other postretirement, and postemployment liabilities	1,641	1,738
Other non-current liabilities	900	877
Total liabilities	28,300	25,956

Equity
Ordinary shares - $0.01 nominal value Authorized: 500 shares (issued: 2020 - 231.5; 2019 - 232.1)	2	2
Additional paid-in capital	6,144	6,152
Retained earnings	1,751	1,254
Accumulated other comprehensive loss	(4,296)	(4,033)
Total Aon shareholders' equity	3,601	3,375
Noncontrolling interests	94	74
Total equity	3,695	3,449
Total liabilities and equity	$31,995	$29,405
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2019	232.1	$6,154	$1,254	$(4,033)	$74	$3,449
Adoption of new accounting guidance	—	—	(6)	—	—	(6)
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	6,123	1,455	(4,409)	91	3,260
Net income	—	—	398	—	13	411
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Share-based compensation expense	—	64	—	—	—	64
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	87	1	88
Net postretirement benefit obligation	—	—	—	23	—	23
Purchases of subsidiary shares from noncontrolling interests	—	4	—	—	(4)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at June 30, 2020	231.5	$6,146	$1,751	$(4,296)	$94	$3,695

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	5,960	2,555	(3,740)	87	4,862
Net income	—	—	277	—	10	287
Shares issued - employee stock compensation plans	0.6	(47)	—	—	—	(47)
Shares purchased	(5.8)	—	(1,056)	—	—	(1,056)
Share-based compensation expense	—	91	—	—	—	91
Dividends to shareholders ($0.44 per share)	—	—	(107)	—	—	(107)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net postretirement benefit obligation	—	—	—	14	—	14
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(20)	(20)
Balance at June 30, 2019	235.7	$6,004	$1,669	$(3,837)	$77	$3,913
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2020	2019
Cash flows from operating activities
Net income	$1,202	$963
Less: Net income (loss) from discontinued operations	—	—
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(25)	(7)
Depreciation of fixed assets	82	80
Amortization and impairment of intangible assets	155	194
Share-based compensation expense	140	180
Deferred income taxes	(15)	(25)
Change in assets and liabilities:
Fiduciary receivables	(1,640)	(926)
Short-term investments — funds held on behalf of clients	(622)	(961)
Fiduciary liabilities	2,262	1,887
Receivables, net	(262)	(477)
Accounts payable and accrued liabilities	(323)	(579)
Restructuring reserves	(82)	(18)
Current income taxes	186	10
Pension, other postretirement and postemployment liabilities	(62)	(92)
Other assets and liabilities	223	132
Cash provided by operating activities	1,219	361
Cash flows from investing activities
Proceeds from investments	17	14
Payments for investments	(60)	(60)
Net sales (purchases) of short-term investments — non-fiduciary	(522)	(62)
Acquisition of businesses, net of cash acquired	(368)	(15)
Sale of businesses, net of cash sold	30	7
Capital expenditures	(89)	(106)
Cash used for investing activities	(992)	(222)
Cash flows from financing activities
Share repurchase	(463)	(1,155)
Issuance of shares for employee benefit plans	(157)	(144)
Issuance of debt	4,153	3,559
Repayment of debt	(3,547)	(2,228)
Cash dividends to shareholders	(204)	(203)
Noncontrolling interests and other financing activities	14	(61)
Cash used for financing activities	(204)	(232)
Effect of exchange rates on cash and cash equivalents	(56)	18
Net decrease in cash and cash equivalents	(33)	(75)
Cash and cash equivalents at beginning of period	790	656
Cash and cash equivalents at end of period	$757	$581
Supplemental disclosures:
Interest paid	$176	$147
Income taxes paid, net of refunds	$102	$197
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc, an Irish public limited company, and all of its controlled subsidiaries. Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including amendments and additions disclosed on Form 8-K issued April 1, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2020, particularly in light of the continuing effect of the COVID-19 pandemic.
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of the Aon group (“Aon Global Limited”), were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon plc”), as described in the proxy statement filed with SEC on December 20, 2019 (the “Ireland Reorganization”). Aon plc is a tax resident of Ireland. References in this report to “Aon,” the “Company,” “we,” “us,” or “our” for time periods prior to April 1, 2020 refer to Aon Global Limited. References in the Financial Statements to “Aon,” the “Company,” “we,” “us,” or “our” for time periods on or after April 1, 2020, refer to Aon plc.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Currently the standard requires an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for Aon in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no impact on the Financial Statements.
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
Accounting Standards Issued But Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued new accounting guidance that simplifies the accounting for income taxes by eliminating some exceptions to the general approach in the existing guidance. It also clarifies certain aspects of the existing guidance to promote more consistent application. The new guidance is effective for Aon in the first quarter of 2021, with early adoption permitted. Different elements of the guidance permit retrospective, modified retrospective, or prospective adoption. The Company does not expect there to be a significant impact on the Financial Statements and will adopt the new accounting guidance in the first quarter of 2021.
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
Securities and Exchange Commission Final Rules
Financial Disclosures about Guarantors
In March 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X Rules 3-10 and 3-16 of Regulation S-X. The changes are intended to provide investors with material information given the specific facts and circumstances, make disclosures easier to understand, and reduce the cost and burdens to registrants. The final rule replaces the requirement to provide condensed consolidated financial information with a requirement to present summarized financial information of the issuers and guarantors in the registrant’s Management Discussion and Analysis section or in the financial statements and reduces the periods for which summarized financial information is presented to the most recent annual period and year-to-date interim period. The amendments are effective January 4, 2021, with early adoption permitted.
The Company elected to early adopt the final rule in the second quarter of 2020 and elected to present these disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Commercial Risk Solutions	$1,126	$1,167	$2,272	$2,285
Reinsurance Solutions	448	420	1,296	1,208
Retirement Solutions	393	419	790	839
Health Solutions	258	317	760	803
Data & Analytic Services	274	286	605	622
Elimination	(2)	(3)	(7)	(8)
Total revenue	$2,497	$2,606	$5,716	$5,749
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$1,107	$1,146	$2,334	$2,307
Americas other than United States	219	241	447	467
United Kingdom	444	400	944	852
Ireland	21	20	44	42
Europe, Middle East, & Africa other than United Kingdom and Ireland	404	481	1,359	1,468
Asia Pacific	302	318	588	613
Total revenue	$2,497	$2,606	$5,716	$5,749

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$229	$236	$335	$329
Additions	274	336	592	682
Amortization	(313)	(357)	(729)	(796)
Impairment	—	—	—	—
Foreign currency translation and other	3	1	(5)	1
Balance at end of period	$193	$216	$193	$216

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$167	$155	$171	$156
Additions	16	17	28	26
Amortization	(11)	(11)	(23)	(22)
Impairment	—	—	—	—
Foreign currency translation and other	—	—	(4)	1
Balance at end of period	$172	$161	$172	$161

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At June 30, 2020, Cash and cash equivalents and Short-term investments were $1,411 million compared to $928 million at December 31, 2019, an increase of $483 million. Of the total balances, $103 million and $110 million were restricted as to their use at June 30, 2020 and December 31, 2019, respectively. Included within Short-term investments as of June 30, 2020 and December 31, 2019 were £42.7 million ($52.7 million at June 30, 2020 exchange rates and $55.5 million at December 31, 2019 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Extinguishment of debt	$(7)	$—	$(7)	$—
Financial instruments	(4)	(13)	(47)	(12)
Foreign currency remeasurement	(2)	11	40	$—
Pension and other postretirement	2	5	6	$9
Equity earnings	1	1	2	$2
Disposal of businesses	—	2	25	$7
Total	$(10)	$6	$19	$6
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (1)	2019	2020 (1)	2019
Balance at beginning of period	$81	$64	$70	$64
Adoption of new accounting guidance (2)	—	—	7	—
Adjusted balance at beginning of period	81	64	77	64
Provision	6	4	15	12
Accounts written off, net of recoveries	(3)	(3)	(11)	(11)
Foreign currency translation and other	—	—	3	—
Balance at end of period	$84	$65	$84	$65
(1)The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Refer to Note 2 “Accounting Principles and Practices” for further information.
(2)The allowance for doubtful accounts resulted in a $7 million charge from the adoption of the new accounting standard on the measurement of credit losses on January 1, 2020. After tax impacts, this resulted in a $6 million decrease to Retained earnings. Refer to Note 2 “Accounting Principles and Practices” for further information.

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2020	December 31, 2019
Costs to fulfill contracts with customers (1)	$193	$335
Prepaid expenses	133	97
Taxes receivable	83	88
Other (2)	62	82
Total	$471	$602
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)December 31, 2019 includes $4 million previously classified as “Receivables from the Divested Business”.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2020	December 31, 2019
Costs to obtain contracts with customers (1)	$172	$171
Taxes receivable	100	102
Leases	101	100
Investments	51	53
Other	124	144
Total	$548	$570
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2020	December 31, 2019
Deferred revenue (1)	$294	$270
Taxes payable	242	93
Leases	216	210
Other	567	513
Total	$1,319	$1,086
(1)During the three and six months ended June 30, 2020, $171 million and $288 million was recognized in the Condensed Consolidated Statement of Income. During the three and six months ended June 30, 2019, $95 million and $241 million was recognized in the Consolidated Statement of Income.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2020	December 31, 2019
Taxes payable (1)	$548	$525
Leases	78	76
Deferred revenue	69	62
Compensation and benefits	47	49
Other	158	165
Total	$900	$877
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of June 30, 2020 and December 31, 2019.
6. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the benefits administration and business process outsourcing business (the “Divested Business”). The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company incurred all remaining costs for the Restructuring Plan, and the Restructuring Plan was closed in the fourth quarter of 2019. As such, for the three and six months ended June 30, 2020, no charges were taken under the Restructuring Plan. For the three and six months ended June 30, 2019, $127 million and $218 million of restructuring expenses were charged under the Restructuring Plan.
As of December 31, 2019, the remaining liabilities for the Restructuring Plan were $204 million. During the six months ended June 30, 2020, the Company made cash payments of $82 million, and the effect of foreign currency translation and other non-cash activity was $24 million, resulting in restructuring liabilities of $98 million as of June 30, 2020.

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed six acquisitions during the six months ended June 30, 2020 and one acquisition during the six months ended June 30, 2019. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Six Months Ended June 30, 2020
Consideration transferred
Cash	$385
Deferred, contingent, and other consideration	33
Aggregate consideration transferred	$418

Assets acquired
Cash and cash equivalents	$17
Receivables	21
Goodwill	315
Intangible assets	83
Current assets	15
Non-current assets	5
Total assets acquired	456
Liabilities assumed
Current liabilities	27
Non-current liabilities	11
Total liabilities assumed	38
Net assets acquired	$418
The results of operations of these acquisitions are included in the Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2020 Acquisitions
On April 6, 2020, the Company completed the acquisition of 100% share capital of Farmington Administrative Services LLC, a U.S.-based national provider of enrollment solutions and voluntary benefits, and certain assets of other Farmington companies.
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
Completed Dispositions
The Company completed no dispositions during the three months ended June 30, 2020 and one disposition during the six months ended June 30, 2020. The Company completed three dispositions during the three months ended June 30, 2019 and four dispositions during the six months ended June 30, 2019.
Total pretax gains recognized for the three and six months ended June 30, 2020 were $0 million and $25 million, respectively. Total pretax gains recognized for the three and six months ended June 30, 2019 were $2 million and $7 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
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
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2020 are as follows (in millions):

Balance as of December 31, 2019	$8,165
Goodwill related to current year acquisitions	315
Goodwill related to disposals	(3)
Foreign currency translation	(121)
Balance as of June 30, 2020	$8,356
Other intangible assets by asset class are as follows (in millions):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,246	$1,635	$611	$2,264	$1,600	$664
Tradenames (1)	18	15	3	1,029	956	73
Technology and other	416	331	85	380	334	46
Total	$2,680	$1,981	$699	$3,673	$2,890	$783
(1)In the second quarter of 2020, Aon wrote off $1.0 billion of fully amortized tradenames, including the Hewitt and Benfield tradenames. The company no longer expects to receive economic benefits from these tradenames.

The estimated future amortization for finite-lived intangible assets as of June 30, 2020 is as follows (in millions):

Remainder of 2020	$83
2021	138
2022	98
2023	87
2024	70
2025	52
Thereafter	171
Total	$699
9. Debt
Notes
On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Aon Corporation”), issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1 billion 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. The Company intends to use the remainder to repay other borrowings and for general corporate purposes.
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
Revolving Credit Facilities
As of June 30, 2020, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2020, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2020.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Limited has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). On April 1, 2020 the Company entered into an agreement increasing the aggregate outstanding borrowings under the U.S. Program by $300 million, to an aggregate amount equal to $900 million. The U.S. Program remains fully backed by the committed credit facilities.
Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €525 million under the European Program, not to exceed the amount of the Company’s committed credit, which was $1.65 billion at June 30, 2020. In connection with the Ireland Reorganization, on April 1, 2020, Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the U.S. Program, which was previously solely guaranteed by Aon Global Limited, and the European Program, which was previously solely guaranteed by Aon Corporation. As of June 30, 2020, the U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	June 30, 2020	December 31, 2019
Commercial paper outstanding	$336	$112
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average commercial paper outstanding	$808	$639	$632	$482
Weighted average interest rate of commercial paper outstanding	1.63%	0.70%	1.39%	0.63%
10. Income Taxes
The effective tax rates on Net income from continuing operations were 17.2% and 18.6% for the three and six months ended June 30, 2020. The effective tax rates on Net income from continuing operations were 16.3% and 15.9% for the three and six months ended June 30, 2019.
For the three and six months ended June 30, 2020, the tax rate was primarily driven by the geographical distribution of income and certain favorable discrete items, including the impact of share-based payments and the release of a valuation allowance due to a change in judgement about realizability of deferred tax assets in the UK.
For the three and six months ended June 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain favorable discrete items, including the impact of shared-based payments and changes in the assertion for unremitted earnings.
11. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations. The Repurchase Program was adopted by Aon plc’s Board of Directors on April 1, 2020.
Under the Repurchase Program, the Company’s Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares repurchased	—	5.8	2.2	6.4
Average price per share	$—	$183.23	$212.78	$181.07
Costs recorded to retained earnings
Total repurchase cost	$—	$1,050	$461	$1,150
Additional associated costs	—	6	2	7
Total costs recorded to retained earnings	$—	$1,056	$463	$1,157
At June 30, 2020, the remaining authorized amount for share repurchases under the Repurchase Program was $1.6 billion. Under the Repurchase Program, the Company has repurchased a total of 130.9 million shares for an aggregate cost of approximately $13.4 billion. Due to COVID-19, the Company temporarily suspended share repurchases.

Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average ordinary shares outstanding	232.7	240.6	233.0	241.4
Dilutive effect of potentially issuable shares	0.9	2.2	1.1	1.8
Diluted weighted average ordinary shares outstanding	233.6	242.8	234.1	243.2
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.1 million shares and no shares excluded from the calculation for the three and six months ended June 30, 2020, respectively. There were no shares excluded from the calculation for the three and six months ended June 30, 2019.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(11)	(308)	(1)	(320)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	11	—	63	74
Tax expense	(2)	—	(15)	(17)
Amounts reclassified from accumulated other comprehensive income, net (3)	9	—	48	57
Net current period other comprehensive income (loss)	(2)	(308)	47	(263)
Balance at June 30, 2020	$(14)	$(1,613)	$(2,669)	$(4,296)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income (loss) before reclassifications, net	(8)	28	5	25
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	8	—	52	60
Tax expense	(1)	—	(12)	(13)
Amounts reclassified from accumulated other comprehensive income, net (3)	7	—	40	47
Net current period other comprehensive income (loss)	(1)	28	45	72
Balance at June 30, 2019	$(16)	$(1,291)	$(2,530)	$(3,837)
(1)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 14 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.
(2)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense) in the Condensed Consolidated Statements of Income.
(3)It is the Company’s policy to release income tax effects from Accumulated other comprehensive loss using the portfolio approach.

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	21	27	21	27	5	7
Expected return on plan assets, net of administration expenses	(39)	(48)	(33)	(34)	(9)	(10)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	8	8	17	14	3	3
Net periodic (benefit) cost	(9)	(13)	5	7	(1)	—
Loss on pension settlement	2	—	—	—	—	—
Total net periodic (benefit) cost	$(7)	$(13)	$5	$7	$(1)	$—

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	43	55	42	54	9	14
Expected return on plan assets, net of administration expenses	(78)	(97)	(66)	(68)	(17)	(20)
Amortization of prior-service cost	1	1	—	1	—	—
Amortization of net actuarial loss	15	15	34	27	6	6
Net periodic (benefit) cost	(19)	(26)	10	14	(2)	—
Loss on pension settlement	2	—	—	—	—	—
Total net periodic (benefit) cost	$(17)	$(26)	$10	$14	$(2)	$—
Settlements from a certain U.K. pension plan exceeded the plan’s service and interest cost. This triggered settlement accounting which required the immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge of approximately £2 million in the second quarter of 2020 ($2 million using June 30, 2020 exchange rates).
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contributions to U.K. pension plans	$2	$23	$4	$46
Contributions to U.S. pension plans	7	6	38	23
Contributions to other major pension plans	9	3	11	10
Total contributions	$18	$32	$53	$79

13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted share units (“RSUs”)	$44	$50	$102	$113
Performance share awards (“PSAs”)	19	39	33	62
Employee share purchase plans	1	2	5	5
Total share-based compensation expense	$64	$91	$140	$180
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Six Months Ended June 30,
	2020		2019
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,634	$143	4,208	$120
Granted	1,103	$185	1,178	$173
Vested	(1,257)	$133	(1,451)	$113
Forfeited	(116)	$151	(97)	$124
Non-vested at end of period	3,364	$160	3,838	$139
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $436 million as of June 30, 2020, with a remaining weighted average amortization period of approximately 2.2 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2020 and the years ended December 31, 2019 and 2018, respectively (shares in thousands and dollars in millions, except fair value):

	June 30, 2020	December 31, 2019	December 31, 2018
Target PSAs granted during period	500	467	564
Weighted average fair value per share at date of grant	$161	$165	$134
Number of shares that would be issued based on current performance levels	496	448	809
Unamortized expense, based on current performance levels	$73	$35	$16

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Foreign exchange contracts
Accounted for as hedges	$598	$579	$14	$16	$1	$1
Not accounted for as hedges (3)	619	297	3	2	1	—
Total	$1,217	$876	$17	$18	$2	$1
(1)Included within Other current assets ($6 million at June 30, 2020 and $7 million at December 31, 2019) or Other non-current assets ($11 million at June 30, 2020 and $11 million at December 31, 2019).
(2)Included within Other current liabilities ($2 million at June 30, 2020 and $1 million at December 31, 2019).
(3)These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss recognized in Accumulated other comprehensive loss	$(2)	$(12)	$(13)	$(8)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$(5)	$(3)	$(9)	$(7)
Compensation and benefits	(1)	—	(1)	—
Interest expense	—	—	(1)	(1)
Total	$(6)	$(3)	$(11)	$(8)
The Company estimates that approximately $13 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next 12 months.

During the three and six months ended June 30, 2020, the Company recorded a loss of $3 million and $38 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2019, the Company recorded a loss of $9 million and $4 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at June 30, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The Company had €101 million ($112 million at December 31, 2019 exchange rates) of outstanding euro-denominated commercial paper at December 31, 2019 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million as of June 30, 2020 and December 31, 2019.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2020 and 2019.
15. Fair Value Measurements and Financial Instruments
Accounting standards establish a three tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:
•Level 1 — observable inputs such as quoted prices for identical assets in active markets;
•Level 2 — inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and
•Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.
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

Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatility.
Debt is carried at outstanding principal balance, less any unamortized issuance costs, discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,238	$3,238	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,007	$2,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2020 and 2019. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2020 and 2019 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$399	$406	$600	$614
Long-term debt	$7,229	$8,396	$6,627	$7,442

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
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($339 million at June 30, 2020 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Guarantee of Registered Securities
In connection with the Company’s 2012 redomestication to the U.K. (the “2012 Redomestication”), the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the: (1) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated September 10, 2010, between Aon Corporation and the Trustee); (2) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated December 16, 2002, between Aon Corporation and the Trustee); and (3) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated January 13, 1997, between Aon Corporation and the Trustee, as supplemented by the First Supplemental Indenture, dated January 13, 1997).
In connection with the Ireland Reorganization, on April 1, 2020, Aon plc and Aon Global Holdings plc entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited, and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee.
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of June 30, 2020, the undiscounted maximum potential future payments under the lease guarantee is $62 million, with an estimated fair value of $10 million. No cash payments were made in connection to the lease commitments during the three and six months ended June 30, 2020.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2020, the undiscounted maximum potential future payments under the performance guarantees were $127 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2020.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $73 million at June 30, 2020, and $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2020 compared to $110 million at December 31, 2019.
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
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which the CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth (decline), expense discipline, and collaborative behaviors, that maximize value for Aon and its shareholders, regardless of which revenue line it benefits.
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Condensed Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2020 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our second quarter of 2020 financial results from continuing operations. The second quarter 2020 financial results are not necessarily indicative of results that may be expected for the full year or any future period, particularly in light of the continuing effect and uncertainty of the COVID-19 pandemic.
•For the second quarter of 2020, revenue decreased $109 million, or 4%, to $2.5 billion compared to the prior year period due primarily to a 2% unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”), 1% organic revenue decline, and a 1% unfavorable impact from fiduciary investment income. For the six months ended June 30, 2020, revenue decreased $33 million, or 1%, to $5.7 billion compared to the prior year period due primarily to a 2% unfavorable impact from foreign currency translation and a 1% unfavorable impact from divestitures, net of acquisitions, partially offset by 2% organic revenue growth.
•Operating expenses for the second quarter of 2020 were $1.9 billion, a decrease of $290 million from the prior year period. The decrease was due primarily to a $127 million decrease in restructuring charges, a $53 million favorable impact from foreign currency translation, a $35 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the quarter, and a temporary reduction and deferral of certain discretionary expenses in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact on the Company, partially offset by $18 million of transaction costs related to the pending combination with WTW. Operating expenses for the first six months of 2020 were $4.1 billion, a decrease of $375 million compared to the prior year period primarily due to a $218 million decrease in restructuring charges, a $93 million favorable impact from foreign currency translation, a $33 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter, and a temporary reduction and deferral of certain discretionary expenses, partially offset by $36 million of transaction costs related to the pending combination with WTW and $12 million of costs related to the Ireland Reorganization.
•Operating margin increased to 23.8% in the second quarter of 2020 from 15.8% in the prior year period. The increase was driven by a decrease in expenses as listed above, partially offset by 1% organic revenue decline. Operating margin for the first six months of 2020 increased to 28.5% from 22.4% in the prior year period. The increase was driven by 2% organic revenue growth and a decrease in operating expenses as listed above.
•Due to the factors set forth above, net income from continuing operations increased $123 million, or 43%, to $410 million for the second quarter of 2020 compared to the prior year period. During the first six months of 2020, net income from continuing operations increased $239 million, or 24.8%, to $1,202 million compared to the first six months of 2019.
•Diluted earnings per share from continuing operations was $1.70 per share for the second quarter of 2020 compared to $1.14 per share for the prior year period. During the first six months of 2020, diluted earnings per share from continuing operations was $5.00 per share compared to $3.85 per share for the prior year period
•Cash flow provided by operating activities was $1,219 million for the first six months of 2020, an increase of $858 million from the prior year period, and includes near-term actions taken to improve working capital in an effort to proactively manage liquidity due to uncertainty surrounding COVID-19 and its impact on the Company, the impact of temporary salary reductions, for which the amounts withheld will be paid in the third quarter, a decrease in restructuring cash outlays, and strong operational improvement.

We focus on four key metrics not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) that we communicate to shareholders: organic revenue growth (decline), adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the second quarter of 2020:
•Organic revenue growth (decline) is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth (Decline).” Organic revenue decline was 1% for the second quarter of 2020. Organic revenue decline reflects a decline in the more discretionary portions of our business, partially offset by strength in our core business. Organic revenue growth was 2% for the first six months of 2020, driven by strength in our core business, partially offset by a decline in the more discretionary portions of our business.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 26.8% for the second quarter of 2020 compared to 24.4% in the prior year period. The increase in adjusted operating margin primarily reflects a temporary reduction and deferral of certain discretionary expenses and increased operating leverage across the portfolio, partially offset by organic revenue decline of 1% and an unfavorable impact from foreign currency translation of $4 million. For the first six months of 2020, adjusted operating margin was 31.8% compared to 29.5% for the prior year period. The increase in adjusted operating margin primarily reflects a temporary reduction and deferral of certain discretionary expenses, increased operating leverage across the portfolio, and 2% organic revenue growth, partially offset by unfavorable impact from foreign currency translation of $14 million.
•Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.96 per share for the second quarter of 2020 and $5.65 per share in the first six months of 2020, compared to $1.87 and $5.19 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first six months of 2020 by $875 million, or 343%, from the prior year period, to $1,130 million, reflecting an increase in cash flow from operations and a $17 million decrease in capital expenditures.
IRELAND REORGANIZATION
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of the Aon group (“Aon Global Limited”), were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon plc”) , as described in the proxy statement filed with the SEC on December 20, 2019. Aon plc is a tax resident of Ireland. References in this report to “Aon,” the “Company,” “we,” “us,” or “our” for time periods prior to April 1, 2020 refer to Aon Global Limited. References in the Financial Statements to “Aon,” the “Company,” “we,” “us,” or “our” for time periods on or after April 1, 2020, refer to Aon plc.
BUSINESS COMBINATION AGREEMENT
On March 9, 2020, Aon and WTW, entered into a Business Combination Agreement with respect to a combination of the parties (the “Combination”). At the effective date of the Combination, WTW shareholders will be entitled to receive 1.08 newly issued Class A ordinary shares of Aon in exchange for each ordinary share of WTW held by such holders. The Combination is expected to be completed in the first half of 2021 and is subject to Irish Takeover Rules. The Business Combination Agreement contains certain operating covenants relating to the conduct of business of both parties in the interim period until the transaction is completed. These covenants require both parties to operate their respective businesses in all material respects in the ordinary course of business consistent with past practice. In addition, these covenants restrict each party from engaging in certain actions unless a party obtains the prior written consent of the other party. These actions relate to, among other things, authorizing or paying dividends above a specified rate; issuing or authorizing for issuance additional securities; salary, benefits or other compensation and employment-related matters; capital management, debt and liquidity matters; engaging in mergers, acquisitions and dispositions; entering into or materially modifying material agreements; entering into material litigation-related settlements; and making other corporate, tax and accounting changes.
On July 8, 2020, Aon and WTW filed a definitive proxy statement relating to the Combination with the SEC, which was delivered to Aon’s and WTW’s shareholders. The respective shareholder meetings of Aon and WTW to approve the Combination are expected to take place on August 26, 2020.
On July 30, 2020, Aon, and WTW received written notice from the Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS had concluded its review under Section 721 of the U.S. Defense Production Act of 1950 (“DPA”) of the

transaction contemplated by the Business Combination Agreement and CFIUS determined that there are no unresolved national security concerns with respect to the transaction. CFIUS advised that action under Section 721 of the DPA has concluded with respect to such transaction. The foregoing satisfies the closing condition regarding CFIUS in the Business Combination Agreement.
RECENT DEVELOPMENTS
The outbreak of the coronavirus, COVID-19, was declared by the World Health Organization to be a pandemic and has continued to spread across the globe, impacting almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty and economic disruption in every region in which we operate. While countries are in various stages of business and travel restrictions and re-openings to address the COVID-19 pandemic, these policies have impacted and will continue to impact worldwide economic activity and may continue to adversely affect our business. We continue to closely monitor the situation and our business, liquidity, and capital planning initiatives. We continue to be fully operational and have begun to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. For other areas where restrictions remain in place or where we have started to see a resurgence of COVID-19, we are closely monitoring the situation and continuously reevaluating our plan to return to the workplace. We continue to deploy business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions. We will reoccupy our offices as local mandates are lifted and once protocols are in place to ensure a safe work environment.
As the situation is rapidly evolving, and the scale and duration of disruption cannot be predicted, it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. We are focused on navigating these challenges and potential future impacts to our business presented by COVID-19 through preserving our liquidity and managing our cash flow by taking proactive steps to enhance our ability to meet our short-term liquidity needs and support a commitment to no layoffs of our colleagues due to COVID-19. Such actions include, but are not limited to, issuing $1 billion of our new 10-year senior unsecured notes on May 12, 2020 and using the proceeds to repay short-term debt and for other corporate purposes, and reducing our discretionary spending, including limiting discretionary spending on mergers and acquisitions and suspending our share buyback program. However, we are considering resuming limited share buyback in the second half of the year, subject to macroeconomic conditions, business performance, and timing restrictions related to our pending combination with WTW. We also temporarily reduced employee salaries during the second quarter, as a precautionary measure. After carefully monitoring the situation, we determined that salary reductions were no longer necessary, and at the end of the second quarter, salaries have been restored and the withheld salaries will be repaid to employees in the third quarter.
While the ultimate public health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings, and cash flows, will be adversely impacted, depending on the duration and severity of the downturn, as well as governmental or other regulatory actions that may impact our business or operations. Our revenue can be generalized into two categories: core and more discretionary arrangements. Core revenues tend to be highly-recurring and non-discretionary, where the services are typically regulated, required, or necessary costs of managing the risk of doing business. As expected, in the second quarter of 2020 our core revenues did not experience a significant decrease due to COVID-19; however, if the economic downturn becomes more severe, we expect that certain services within our core business may be negatively impacted as well. More discretionary revenues tend to include project-related services, where as expected, in the second quarter of 2020 we saw a more immediate impact from decreases in revenue due to the impacts of COVID-19. The impact of the pandemic on our business operations and results of operations for the second quarter of 2020 are further described in the “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part I, Item 2 of this report.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Total revenue	$2,497	$2,606	$5,716	$5,749
Expenses
Compensation and benefits	1,361	1,501	2,883	3,085
Information technology	107	126	218	243
Premises	74	85	147	172
Depreciation of fixed assets	41	40	82	80
Amortization of intangible assets	58	97	155	194
Other general expense	262	344	604	690
Total operating expenses	1,903	2,193	4,089	4,464
Operating income	594	413	1,627	1,285
Interest income	—	1	2	3
Interest expense	(89)	(77)	(172)	(149)
Other income (expense)	(10)	6	19	6
Income from continuing operations before income taxes	495	343	1,476	1,145
Income tax expense	85	56	274	182
Net income from continuing operations	410	287	1,202	963
Net income from discontinued operations	1	—	—	—
Net income	411	287	1,202	963
Less: Net income attributable to noncontrolling interests	13	10	32	27
Net income attributable to Aon shareholders	$398	$277	$1,170	$936
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.70	$1.14	$5.00	$3.85
Discontinued operations	—	—	—	—
Net income	$1.70	$1.14	$5.00	$3.85
Weighted average ordinary shares outstanding - diluted	233.6	242.8	234.1	243.2
Revenue
Total revenue decreased by $109 million, or 4%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease reflects a 2% unfavorable impact from foreign currency translation, 1% organic revenue decline, and a 1% unfavorable impact from fiduciary investment income. For the first six months of 2020, revenue decreased by $33 million, or 1% compared to the prior year period. This decrease reflects a 2% unfavorable impact from foreign currency translation and a 1% unfavorable impact from divestitures, net of acquisitions, partially offset by 2% organic revenue growth.
Commercial Risk Solutions revenue decreased $41 million, or 4%, to $1,126 million in the second quarter of 2020, compared to $1,167 million in the second quarter of 2019. Organic revenue growth was 1% in the second quarter of 2020, driven by growth across most major geographies, including modest growth in the U.S. and EMEA and double-digit growth in Latin America and Asia, driven by strong retention and management of the renewal book portfolio, partially offset by a decline in the Pacific region. Results also include a decline in the more discretionary portions of our book as a result of COVID-19, including transaction liability, construction, and project-related work. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall. For the first six months of 2020, revenue decreased $13 million, or 1%, to $2,272 million, compared to $2,285 million in the first six months of 2019. Organic revenue growth was 3% in the first six months of 2020, driven by growth across most major geographies, including modest growth in the U.S. and EMEA and double-digit growth in Latin America, driven by strong retention and management of the renewal book portfolio, partially offset by a decline in the Pacific region. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $28 million, or 7%, to $448 million in the second quarter of 2020, compared to $420 million in the second quarter of 2019. Organic revenue growth was 9% in the second quarter of 2020, driven by strong net new business generation in treaty and solid growth in facultative placements. Results in the quarter also include a modest net negative impact from the timing of certain revenue. For the first six months of 2020, revenue increased $88 million, or 7%, to $1,296 million, compared to $1,208 million in the first six months of 2019. Organic revenue growth was 9% in the first six months of 2020, driven by strong net new business generation in treaty and solid growth in facultative placements. Market impact was modestly positive on results for the three and six months of 2020, both in the U.S. and internationally.
Retirement Solutions revenue decreased $26 million, or 6%, to $393 million in the second quarter of 2020, compared to $419 million in the second quarter of 2019. Organic revenue decline was 1% in the second quarter of 2020, driven by a decline in the more discretionary portions of the business as a result of COVID-19, primarily in Human Capital for rewards and assessment services. Results were partially offset by solid growth in Investments, primarily in delegated investment management. Growth in the Retirement business was flat. For the first six months of 2020, revenue decreased $49 million, or 6%, to $790 million, compared to $839 million in the first six months of 2019. Organic revenue decline was 1% in the first six months of 2020, driven by a modest decline in core retirement and in Human Capital, primarily for rewards and assessment services, partially offset by growth in Investments, including strong growth in delegated investment management.
Health Solutions revenue decreased $59 million, or 19%, to $258 million in the second quarter of 2020, compared to $317 million in the second quarter of 2019. Organic revenue decline of 18% was driven by a $34 million decrease primarily related to COVID-19, including a $19 million reduction primarily reflecting the annualized impact of lower employment levels and lower renewals, and a $15 million decrease from the timing of certain revenue and a decline in the more discretionary portions of the business. Results were further negatively impacted by a one-time adjustment of $16 million related to revenue that was recorded across multiple years and was identified in connection with the implementation of a new system. For the first six months of 2020, revenue decreased $43 million, or 5%, to $760 million, compared to $803 million in the first six months of 2019. Organic revenue decline of 4% in the first six months of 2020, was driven by decrease primarily related to COVID-19, including a reduction primarily reflecting the annualized impact of lower employment levels and lower renewals, and a decrease from the timing of certain revenue and a decline in the more discretionary portions of the business. Results were further negatively impacted by a one-time adjustment of $16 million related to revenue that was recorded across multiple years and was identified in connection with the implementation of a new system, partially offset by solid growth internationally.
Data & Analytic Services revenue decreased $12 million, or 4%, to $274 million in the second quarter of 2020 compared to $286 million in the second quarter of 2019. Organic revenue decline was 8% in the second quarter of 2020. For the first six months of 2020, revenue decreased $17 million, or 3%, to $605 million, compared to $622 million in the first six months of 2019. Organic revenue decline was 3% in the first six months of 2020. Results in both periods were driven by a decrease in the travel and events practice globally.
Compensation and Benefits
Compensation and benefits decreased $140 million, or 9%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily driven by a $78 million decrease in restructuring charges and a $38 million favorable impact from foreign currency translation. The temporary salary reductions had no benefit in the quarter, as the expense for salary repayments was accrued in the second quarter. For the six months of 2020, compensation and benefits decreased $202 million, or 7%, compared to the first six months of 2019. The decrease was primarily driven by a $102 million decrease in restructuring charges and a $64 million favorable impact from foreign currency translation.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $19 million, or 15%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily driven by a temporary reduction and deferral of certain discretionary expenses and a $4 million decrease in restructuring charges. For the first six months of 2020, Information technology decreased $25 million, or 10%, compared to the first six months of 2019. The decrease was primarily driven by a $15 million decrease in restructuring charges and a temporary reduction and deferral of certain discretionary expenses.

Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $11 million, or 13%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily driven by a $5 million decrease in restructuring charges and a decrease related to reduced office occupancy. For the first six months of 2020, Premises decreased $25 million, or 15%, compared to the first six months of 2019. The decrease was primarily driven by a $14 million decrease in restructuring charges, a $5 million favorable impact from foreign currency translation, and a reduction of costs as the Company continues to optimize its global real estate footprint.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $1 million, or 3%, in the second quarter of 2020 compared to the second quarter of 2019. For the first six months of 2020, Depreciation of fixed assets increased $2 million, or 3%, compared to the first six months of 2019.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $39 million, or 40%, in the second quarter of 2020 compared to the second quarter of 2019 reflecting a $35 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the quarter. For the first six months of 2020 Amortization and impairment of intangibles decreased $39 million, or 20%, compared to the first six months of 2019 due primarily to a $33 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter.
Other General Expense
Other general expense in the second quarter of 2020 decreased $82 million, or 24%, compared to the second quarter of 2019 due primarily to a temporary reduction and deferral of certain discretionary expenses, primarily travel and entertainment, a $38 million decrease in restructuring charges, and a $7 million favorable impact from foreign currency translation, partially offset by $18 million of transaction costs related to the pending combination with WTW and $5 million of costs related to the Ireland Reorganization. For the first six months of 2020, Other general expense decreased $86 million, or 12%, compared to the prior year period. This decrease was primarily driven by an $85 million decrease in restructuring charges, a $16 million favorable impact from foreign currency translation, and a temporary reduction and deferral of certain discretionary expenses, primarily travel and entertainment, partially offset by $36 million of transaction costs related to the pending combination with WTW and $12 million of costs related to the Ireland Reorganization.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2020, Interest income was $0 million, a decrease of $1 million compared to the prior year period. For the first six months of 2020, Interest income was $2 million, compared to $3 million in the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $89 million for the second quarter of 2020, an increase of $12 million, or 16%, from the second quarter of 2019. For the first six months of 2020, Interest expense was $172 million, an increase of $23 million, or 15%, from the prior year period. This increase in both periods was driven primarily by higher outstanding term debt and an increase in commercial paper borrowings.
Other Income (Expense)
Total other expense was $10 million for the second quarter of 2020, compared to other income of $6 million for the second quarter of 2019. Other expense for the second quarter of 2020 primarily includes $7 million of expense related to the prepayment of $600 million Senior Notes due September 2020 and $4 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates. Other income for the second quarter of 2019 primarily includes $11 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $5 million of pension and other postretirement income, a $2 million gain on the sale of certain businesses, and $1 million of equity earnings, partially offset by $13 million of losses on financial instruments. Other income for the first six months of 2020 primarily includes $40 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, a $25 million gain on the sale of certain businesses, and $6 million of pension and other postretirement income, partially offset by $47 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates and $7 million of additional interest expense from the prepayment of debt. Other income for the first six months of 2019 primarily includes $9 million of pension and other postretirement income and a $7 million gain on the sale of certain businesses, partially offset by $12 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates.
Income from Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the second quarter of 2020 was $495 million, a 44% increase from income from continuing operations before income taxes of $343 million in the second quarter of 2019, and income from continuing operations before income taxes was $1,476 million for the first six months of 2020, a 29% increase from $1,145 million for the first six months of 2019.
Income Taxes from Continuing Operations
The effective tax rates on net income from continuing operations were 17.2% and 16.3% for the second quarter of 2020 and 2019, respectively. The effective tax rates on net income from continuing operations were 18.6% and 15.9% for the six months ended June 30, 2020 and 2019, respectively.
For the six months ended June 30, 2020, the tax rate was primarily driven by the geographical distribution of income and certain favorable discrete items, including the impact of share-based payments and the release of a valuation allowance due to a change in judgement about realizability of deferred tax assets in the U.K.
For the six months ended June 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain favorable discrete items, including the impact of share-based payments and changes in the assertion for unremitted earnings.
Net Income from Discontinued Operations
Net income from discontinued operations was $1 million and $0 million in the three and six months ended June 30, 2020, respectively, compared to $0 million in the three and six months ended June 30, 2019.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2020 increased to $398 million, or $1.70 per diluted share, from $277 million, or $1.14 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2020 increased to $1,170 million, or $5.00 per diluted share, from $936 million, $3.85 per diluted share, in the prior year period.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth (decline), adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Financial Statements.

Organic Revenue Growth (Decline)
We use supplemental information related to organic revenue growth (decline) to help us and our investors evaluate business growth from existing operations. Organic revenue growth (decline) is a non-GAAP measure that includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth (decline) represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended June 30,
	2020	2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Revenue
Commercial Risk Solutions	$1,126	$1,167	(4)%	(2)%	(1)%	(2)%	1%
Reinsurance Solutions	448	420	7	—	(1)	(1)	9
Retirement Solutions	393	419	(6)	(2)	—	(3)	(1)
Health Solutions	258	317	(19)	(4)	—	3	(18)
Data & Analytic Services	274	286	(4)	(2)	—	6	(8)
Elimination	(2)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,497	$2,606	(4)%	(2)%	(1)%	—%	(1)%

	Six Months Ended June 30,
	2020	2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Revenue
Commercial Risk Solutions	$2,272	$2,285	(1)%	(2)%	—%	(2)%	3%
Reinsurance Solutions	1,296	1,208	7	—	(1)	(1)	9
Retirement Solutions	790	839	(6)	(1)	—	(4)	(1)
Health Solutions	760	803	(5)	(3)	—	2	(4)
Data & Analytic Services	605	622	(3)	(2)	—	2	(3)
Elimination	(7)	(8)	N/A	N/A	N/A	N/A	N/A
Total revenue	$5,716	$5,749	(1)%	(2)%	—%	(1)%	2%

(1)Currency impact is determined by translating prior period's revenue at the current period's foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2020 and 2019, respectively, was $5 million and $18 million. Fiduciary investment income for the six months ended June 30, 2020 and 2019, respectively, was $20 million and $37 million.
(3)Organic revenue growth (decline) includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue from continuing operations	$2,497	$2,606	$5,716	$5,749

Operating income from continuing operations - as reported	$594	$413	$1,627	$1,285
Amortization and impairment of intangible assets	58	97	155	194
Restructuring	—	127	—	218
Transaction costs (1)	18	—	36	—
Operating income from continuing operations - as adjusted	$670	$637	$1,818	$1,697

Operating margin from continuing operations - as reported	23.8%	15.8%	28.5%	22.4%
Operating margin from continuing operations - as adjusted	26.8%	24.4%	31.8%	29.5%
(1)Certain transaction costs associated with the Combination will be incurred prior to the expected completion of the Combination in the first half of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees required to complete the Combination.
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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share attributable to Aon shareholders is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$594	$76	$670
Interest income	—	—	—
Interest expense	(89)	—	(89)
Other income (expense)	(10)	—	(10)
Income from continuing operations before income taxes	495	76	571
Income tax expense (1)	85	15	100
Net income from continuing operations	410	61	471
Net income from discontinued operations	1	—	1
Net income	411	61	472
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$398	$61	$459

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.70	$0.26	$1.96
Discontinued operations	—	—	—
Net income	$1.70	$0.26	$1.96

Weighted average ordinary shares outstanding - diluted	233.6	—	233.6
Effective tax rates (1)
Continuing operations	17.2%		17.5%
Discontinued operations	25.9%		25.9%

	Three Months Ended June 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$413	$224	$637
Interest income	1	—	1
Interest expense	(77)	—	(77)
Other income (expense)	6	—	6
Income from continuing operations before income taxes	343	224	567
Income tax expense (1)	56	46	102
Net income from continuing operations	287	178	465
Net income from discontinued operations	—	—	—
Net income	287	178	465
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$277	$178	$455

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.14	$0.73	$1.87
Discontinued operations	—	—	—
Net income	$1.14	$0.73	$1.87

Weighted average ordinary shares outstanding - diluted	242.8	—	242.8
Effective tax rates (1)
Continuing operations	16.3%		18.0%
Discontinued operations	58.5%		58.5%

	Six Months Ended June 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,627	$191	$1,818
Interest income	2	—	2
Interest expense	(172)	—	(172)
Other income (expense)	19	—	19
Income from continuing operations before income taxes	1,476	191	1,667
Income tax expense (1)	274	38	312
Net income from continuing operations	1,202	153	1,355
Net income from discontinued operations	—	—	—
Net income	1,202	153	1,355
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$1,170	$153	$1,323

Diluted net income per share attributable to Aon shareholders
Continuing operations	$5.00	$0.65	$5.65
Discontinued operations	—	—	—
Net income	$5.00	$0.65	$5.65

Weighted average ordinary shares outstanding - diluted	234.1	—	234.1
Effective tax rates (1)
Continuing operations	18.6%		18.7%
Discontinued operations	33.5%		33.5%

	Six Months Ended June 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,285	$412	$1,697
Interest income	3	—	3
Interest expense	(149)	—	(149)
Other income (expense)	6	—	6
Income from continuing operations before income taxes	1,145	412	1,557
Income tax expense (1)	182	87	269
Net income from continuing operations	963	325	1,288
Net income from discontinued operations	—	—	—
Net income	963	325	1,288
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$936	$325	$1,261

Diluted net income per share attributable to Aon shareholders
Continuing operations	$3.85	$1.34	$5.19
Discontinued operations	—	—	—
Net income	$3.85	$1.34	$5.19

Weighted average ordinary shares outstanding - diluted	243.2	—	243.2
Effective tax rates (1)
Continuing operations	15.9%		17.3%
Discontinued operations	58.5%		58.5%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated restructuring plan expenses, accelerated tradename amortization, impairment charges and certain transaction costs, which are adjusted at the related jurisdictional rate. In addition, tax expense excludes the tax impacts of payment of certain legacy litigation and enactment date impacts of the Tax Cuts and Jobs Act of 2017.
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

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$1,219	$361
Capital expenditures used for operations	(89)	(106)
Free cash flow provided by operations	$1,130	$255
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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had no impact and an unfavorable impact of $0.03 on net income per diluted share during the three and six months ended June 30, 2020, respectively. Currency fluctuations had an unfavorable impact of $0.03 and an unfavorable impact of $0.15 on net income per diluted share during the three and six months ended June 30, 2019, respectively, when 2018 results were translated at 2019 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.05 on adjusted net income per diluted share during the three and six months ended June 30, 2020, respectively. Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.18 on adjusted net income per diluted share during the three and six months ended June 30, 2019, respectively, when 2018 results were translated at 2019 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
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
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. Such actions include, but are not limited to, reducing our discretionary spending, including limiting mergers and acquisitions activity and suspending our share buyback program. However, we are considering resuming limited share buyback in the second half of the year, subject to macroeconomic conditions, business performance, and timing restrictions related to our pending combination with WTW. We also temporarily reduced employee salaries during the second quarter, as a precautionary measure to protect our liquidity. After carefully monitoring the situation, we determined that salary reductions were no longer necessary. At the end of the second quarter, salaries have been restored and the withheld salaries will be repaid to employees in the third quarter.

We expect to have the ability to meet our cash needs for the foreseeable future through the use of Cash and cash equivalents, Short-term investments, funds available under our credit facilities and commercial paper programs, and cash flows from operations. Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. Additionally, in the second quarter we issued $1 billion in 2.80% Senior Notes due May 2030, from which a portion of the proceeds were used to repay our $600 million 5.00% senior notes in June 2020, which were scheduled to mature in September 2020.

We believe our liquidity position at June 30, 2020 remains strong as evidenced by the ability to continue to access the capital markets at attractive rates and strong cash flows in the quarter. Given the significant uncertainties of economic conditions due to COVID-19, we will continue to closely monitor and actively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $5.7 billion and $5.2 billion at June 30, 2020 and December 31, 2019, respectively, and fiduciary receivables of $8.1 billion and $6.7 billion at June 30, 2020 and December 31, 2019, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2020, non-U.S. cash balances of one or more entities were negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2020 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$757	$—	$3,080	$3,837
Money market funds	—	654	2,584	3,238
Cash and short-term investments	757	654	5,664	7,075
Fiduciary receivables	—	—	8,130	8,130
Total	$757	$654	$13,794	$15,205
Cash and cash equivalents decreased $33 million in 2020. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$1,219	$361
Cash used for investing activities	$(992)	$(222)
Cash used for financing activities	$(204)	$(232)
Effect of exchange rates changes on cash and cash equivalents	$(56)	$18
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2020 increased $858 million, or 238%, from the prior year period to $1,219 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $53 million for the six months ended June 30, 2020, as compared to $79 million for the six months ended June 30, 2019. For the remainder of 2020, we expect to contribute approximately $70 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $992 million during the six months ended June 30, 2020, an increase of $770 million compared to $222 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $516 million as compared to December 31, 2019. As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

Acquisitions and Dispositions of Businesses
During the first six months of 2020, we completed the acquisition of six businesses for a total consideration of $368 million, net of cash acquired, and one business was sold for a net cash inflow of $30 million.
During the first six months of 2019, we completed the acquisition of one business for a total consideration of $22 million, net of cash acquired, and four businesses were sold for a net cash inflow of $7 million.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $89 million and $106 million for the six months ended June 30, 2020 and 2019, respectively, primarily relate to computer equipment purchases, the refurbishing and modernizing of office facilities, and software development costs.
Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2020 was $204 million, a decrease of $28 million compared to the prior year period. The primary drivers of cash flow used for financing activities are issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, share repurchases, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations. The Repurchase Program was adopted by Aon plc’s Board of Directors on April 1, 2020.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares repurchased	—	5.8	2.2	6.4
Average price per share	$—	$183.23	$212.78	$181.07
Costs recorded to retained earnings
Total repurchase cost	$—	$1,050	$461	$1,150
Additional associated costs	—	6	2	7
Total costs recorded to retained earnings	$—	$1,056	$463	$1,157

At June 30, 2020, the remaining authorized amount for share repurchase under the Repurchase Program was $1.6 billion. Under the Repurchase Program, we have repurchased a total of 130.9 million shares for an aggregate cost of approximately $13.4 billion. Due to COVID-19, we temporarily suspended share repurchases in the second quarter to proactively manage liquidity. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2020 was $8.0 billion, an increase of $0.7 billion compared to December 31, 2019. Further, commercial paper activity during the six months ended June 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total issuances (1)	$1,102	$1,947	$3,162	$2,816
Total repayments	(1,600)	(1,533)	(2,941)	(2,227)
Net issuances	$(498)	$414	$221	$589
(1)The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.

On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1 billion 2.80% Senior Notes due May 2030. The Company used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were to mature on September 30, 2020. The Company intends to use the remainder to repay other borrowings and for general corporate purposes.
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
Other Liquidity Matters
Distributable Profits
In connection with the Ireland Reorganization, the Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Following the Ireland Reorganization, we must reestablish distributable profits of the parent entity and will regularly create distributable profits as required to meet our capital needs. As of June 30, 2020 and December 31, 2019 (associated with Aon Global Limited), we had distributable profits in excess of $0.1 billion and $32.4 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
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
As of June 30, 2020, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2020, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2020.
Commercial Paper
On April 1, 2020 we entered into an agreement increasing the aggregate outstanding borrowings under or U.S. commercial paper program by $300 million, to an aggregate amount equal to $900 million. The U.S. Program remains fully backed by our committed credit facilities.
Shelf Registration Statement
On May 12, 2020, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, Class A Ordinary Shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.

Rating Agency Ratings
The major rating agencies’ ratings of our debt at July 30, 2020 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of June 30, 2020, the undiscounted maximum potential future payments under the lease guarantee were $62 million, with an estimated fair value of $10 million. No cash payments were made in connection to the lease commitments during the three and six months and ended June 30, 2020.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2020, the undiscounted maximum potential future payments under the performance guarantees were $127 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2020.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $73 million at June 30, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $89 million at June 30, 2020, compared to $110 million at December 31, 2019.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 16 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements.”
Guarantee of Registered Securities
In connection with the Company’s 2012 redomestication to the U.K. (the “2012 Redomestication”), the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the: (1) Amended and Restated Indenture, dated April 2,

2012, among Aon Corporation, Aon Global Limited, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated September 10, 2010, between Aon Corporation and the Trustee); (2) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated December 16, 2002, between Aon Corporation and the Trustee); and (3) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated January 13, 1997, between Aon Corporation and the Trustee, as supplemented by the First Supplemental Indenture, dated January 13, 1997).

In connection with the Ireland Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee.

After the Ireland Reorganization, newly issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

Aon Corporation Notes
2.20% Senior Notes due November 2022
8.205% Junior Subordinated Notes due January 2027
4.50% Senior Notes due December 2028
3.75% Senior Notes due May 2029
2.80% Senior Notes due 2030
6.25% Senior Notes due September 2040

All guarantees of Aon plc, Aon Global Limited, and Aon Global Holdings plc of the Aon Corporation Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the company.. There are no subsidiaries other than those listed above that guarantee the Aon Corporation Notes.

After the Ireland Reorganization, newly issued and outstanding debt securities by Aon Global Limited are guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation, and include the following (collectively, the “Aon Global Limited Notes”):

Aon Global Limited Notes
2.80% Senior Notes due March 2021
4.00% Senior Notes due November 2023
3.50% Senior Notes due June 2024
3.875% Senior Notes due December 2025
2.875% Senior Notes due May 2026
4.25% Senior Notes due December 2042
4.45% Senior Notes due May 2043
4.60% Senior Notes due June 2044
4.75% Senior Notes due May 2045

All guarantees of Aon plc, Aon Global Holdings plc, and Aon Corporation of the Aon Global Limited Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the company. There are no subsidiaries other than those listed above that guarantee the Aon Global Limited Notes.

Aon Corporation, Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc and together comprise the ‘Obligor group’. The following tables set forth summarized financial information for the Obligor group.

Aon plc, Aon Global Limited, Aon Global Holdings plc, and Aon Corporation together comprise the ‘Obligor group’. The following tables set forth summarized financial information for the Obligor group.

Adjustments are made to the tables to eliminate intercompany balances and transactions between the Obligor group. Intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries are presented as separate line items within the summarized financial information. All intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries have been presented in the summarized financial information below on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. No balances or transactions of non-guarantor subsidiaries are presented in the summarized financial information, including investments of the Obligor group in non-guarantor subsidiaries.

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2020
Revenue	$—
Operating income	$(82)
Income (expense) from non-guarantor subsidiaries	$(252)
Income (loss) from continuing operations	$(411)
Net income (loss) attributable to Aon shareholders	$(411)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2020	December 31, 2019
Receivables due from non-guarantor subsidiaries	$3,735	$1,459
Other current assets	507	36
Total current assets	$4,242	$1,495

Non-current receivables due from non-guarantor subsidiaries	$495	$963
Other non-current assets	855	821
Total non-current assets	$1,350	$1,784

Payables to non-guarantor subsidiaries	$17,611	$13,183
Other current liabilities	2,123	2,730
Total current liabilities	$19,734	$15,913

Non-current payables to non-guarantor subsidiaries	$7,294	$7,046
Other non-current liabilities	8,758	8,232
Total non-current liabilities	$16,052	$15,278
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2020, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2020 and 2021, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have no impact and an unfavorable $0.03 impact during the three and six months ended June 30, 2020. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.01 impact and an unfavorable $0.05 impact during the three and six months ended June 30, 2020 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 16 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020, and Part II, Item IA of our Quarterly Report on Form 10-Q for the period ended March 31, 2020 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/20 - 4/30/20	—	$—	—	$1,562,623,364
5/1/20 - 5/31/20	—	$—	—	$1,562,623,364
6/1/20 - 6/30/20	—	$—	—	$1,562,623,364
	—	$—	—	$1,562,623,364
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations.
We did not make any unregistered sales of equity in the second quarter of 2020.
In connection with the Ireland Reorganization, the Class A ordinary shares of Aon Global Limited were cancelled and the holders thereof were issued an aggregate of approximately 231 million Class A ordinary shares of Aon plc. The terms and conditions of the issuance were sanctioned by the High Court of Justice in England and Wales after a hearing upon the fairness thereof at which all shareholders of Aon Global Limited had a right to appear and of which adequate notice had been given. The issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 3(a)(10) thereof.
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

Aon plc
(Registrant)

July 31, 2020	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1#	Amendment to International Assignment Letter, dated June 19, 2020, with Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 19, 2020.
10.2#	Amendment to International Assignment Letter, dated June 19, 2020, with Greg Case, incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 19, 2020.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
* Filed herewith
# Indicates a management contract or compensatory plan or arrangement