Form 10-Q
period 2020-09-30
Aon plc
filed 2020-10-30
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of October 29, 2020: 228,616,348

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

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We and our subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part II, Item 1A of this report, Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020, and in Part I, Item 1A of our 2019 Annual Report on Form 10-K, including amendments and additions disclosed on Form 8-K issued April 1, 2020.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2020	2019	2020	2019
Revenue
Total revenue	$2,385	$2,379	$8,101	$8,128
Expenses
Compensation and benefits	1,387	1,368	4,270	4,453
Information technology	107	120	325	363
Premises	70	76	217	248
Depreciation of fixed assets	42	44	124	124
Amortization of intangible assets	50	101	205	295
Other general expense	288	310	892	1,000
Total operating expenses	1,944	2,019	6,033	6,483
Operating income	441	360	2,068	1,645
Interest income	3	1	5	4
Interest expense	(80)	(78)	(252)	(227)
Other income (expense)	(1)	2	18	8
Income from continuing operations before income taxes	363	285	1,839	1,430
Income tax expense	82	56	356	238
Net income from continuing operations	281	229	1,483	1,192
Net income (loss) from discontinued operations	1	(1)	1	(1)
Net income	282	228	1,484	1,191
Less: Net income attributable to noncontrolling interests	7	6	39	33
Net income attributable to Aon shareholders	$275	$222	$1,445	$1,158

Basic net income per share attributable to Aon shareholders
Continuing operations	$1.18	$0.94	$6.21	$4.83
Discontinued operations	—	—	—	—
Net income	$1.18	$0.94	$6.21	$4.83
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.18	$0.93	$6.18	$4.79
Discontinued operations	—	—	—	—
Net income	$1.18	$0.93	$6.18	$4.79
Weighted average ordinary shares outstanding - basic	232.6	236.9	232.8	239.9
Weighted average ordinary shares outstanding - diluted	233.5	239.1	233.9	241.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2020	2019	2020	2019
Net income	$282	$228	$1,484	$1,191
Less: Net income attributable to noncontrolling interests	7	6	39	33
Net income attributable to Aon shareholders	275	222	1,445	1,158
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	6	(2)	4	(3)
Foreign currency translation adjustments	173	(212)	(136)	(182)
Postretirement benefit obligation	20	17	67	62
Total other comprehensive income (loss)	199	(197)	(65)	(123)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	2	(4)	1	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	197	(193)	(66)	(121)
Comprehensive income attributable to Aon shareholders	$472	$29	$1,379	$1,037
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$821	$790
Short-term investments	448	138
Receivables, net	2,906	3,112
Fiduciary assets	13,549	11,834
Other current assets	525	602
Total current assets	18,249	16,476
Goodwill	8,462	8,165
Intangible assets, net	665	783
Fixed assets, net	609	621
Operating lease right-of-use assets	914	929
Deferred tax assets	655	645
Prepaid pension	1,249	1,216
Other non-current assets	556	570
Total assets	$31,359	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,608	$1,939
Short-term debt and current portion of long-term debt	472	712
Fiduciary liabilities	13,549	11,834
Other current liabilities	1,241	1,086
Total current liabilities	16,870	15,571
Long-term debt	7,251	6,627
Non-current operating lease liabilities	910	944
Deferred tax liabilities	223	199
Pension, other postretirement, and postemployment liabilities	1,597	1,738
Other non-current liabilities	888	877
Total liabilities	27,739	25,956

Equity
Ordinary shares - $0.01 nominal value Authorized: 500 shares (issued: 2020 - 229.2; 2019 - 232.1)	2	2
Additional paid-in capital	6,216	6,152
Retained earnings	1,423	1,254
Accumulated other comprehensive loss	(4,099)	(4,033)
Total Aon shareholders' equity	3,542	3,375
Noncontrolling interests	78	74
Total equity	3,620	3,449
Total liabilities and equity	$31,359	$29,405
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2019	232.1	$6,154	$1,254	$(4,033)	$74	$3,449
Adoption of new accounting guidance	—	—	(6)	—	—	(6)
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	6,123	1,455	(4,409)	91	3,260
Net income	—	—	398	—	13	411
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Share-based compensation expense	—	64	—	—	—	64
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	87	1	88
Net postretirement benefit obligation	—	—	—	23	—	23
Purchases of subsidiary shares from noncontrolling interests	—	4	—	—	(4)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at June 30, 2020	231.5	6,146	1,751	(4,296)	94	3,695
Net income	—	—	275	—	7	282
Shares issued - employee stock compensation plans	0.1	12	—	—	—	12
Shares purchased	(2.4)	—	(500)	—	—	(500)
Share-based compensation expense	—	67	—	—	—	67
Dividends to shareholders ($0.44 per share)	—	—	(103)	—	—	(103)
Net change in fair value of financial instruments	—	—	—	6	—	6
Net foreign currency translation adjustments	—	—	—	171	2	173
Net postretirement benefit obligation	—	—	—	20	—	20
Purchases of subsidiary shares from noncontrolling interests	—	(7)	—	—	(2)	(9)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at September 30, 2020	229.2	$6,218	$1,423	$(4,099)	$78	$3,620

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2019	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	659	—	17	676
Shares issued - employee stock compensation plans	1.4	(96)	—	—	—	(96)
Shares purchased	(0.6)	—	(101)	—	—	(101)
Share-based compensation expense	—	89	—	—	—	89
Dividends to shareholders ($0.40 per share)	—	—	(96)	—	—	(96)
Net change in fair value of financial instruments	—	—	—	7	—	7
Net foreign currency translation adjustments	—	—	—	131	2	133
Net postretirement benefit obligation	—	—	—	31	—	31
Balance at March 31, 2019	240.9	5,960	2,555	(3,740)	87	4,862
Net income	—	—	277	—	10	287
Shares issued - employee stock compensation plans	0.6	(47)	—	—	—	(47)
Shares purchased	(5.8)	—	(1,056)	—	—	(1,056)
Share-based compensation expense	—	91	—	—	—	91
Dividends to shareholders ($0.44 per share)	—	—	(107)	—	—	(107)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net postretirement benefit obligation	—	—	—	14	—	14
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(20)	(20)
Balance at June 30, 2019	235.7	6,004	1,669	(3,837)	77	3,913
Net income	—	—	222	—	6	228
Shares issued - employee stock compensation plans	0.2	10	(1)	—	—	9
Shares purchased	(1.8)	—	(350)	—	—	(350)
Share-based compensation expense	—	72	—	—	—	72
Dividends to shareholders ($0.44 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	(2)	—	(2)
Net foreign currency translation adjustments	—	—	—	(208)	(4)	(212)
Net postretirement benefit obligation	—	—	—	17	—	17
Purchases of shares from noncontrolling interests	—	—	—	—	—	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at September 30, 2019	234.1	$6,086	$1,436	$(4,030)	$69	$3,561
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2020	2019
Cash flows from operating activities
Net income	$1,484	$1,191
Less: Net income (loss) from discontinued operations	1	(1)
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(25)	(8)
Depreciation of fixed assets	124	124
Amortization and impairment of intangible assets	205	295
Share-based compensation expense	207	252
Deferred income taxes	(4)	(44)
Change in assets and liabilities:
Fiduciary receivables	(1,051)	174
Short-term investments — funds held on behalf of clients	(706)	(1,285)
Fiduciary liabilities	1,757	1,111
Receivables, net	193	(167)
Accounts payable and accrued liabilities	(191)	(385)
Restructuring reserves	(112)	(62)
Current income taxes	34	3
Pension, other postretirement and postemployment liabilities	(117)	(127)
Other assets and liabilities	226	90
Cash provided by operating activities	2,023	1,163
Cash flows from investing activities
Proceeds from investments	34	33
Payments for investments	(80)	(94)
Net purchases of short-term investments — non-fiduciary	(312)	(7)
Acquisition of businesses, net of cash acquired	(368)	(39)
Sale of businesses, net of cash sold	30	43
Capital expenditures	(119)	(167)
Cash used for investing activities	(815)	(231)
Cash flows from financing activities
Share repurchase	(963)	(1,507)
Issuance of shares for employee benefit plans	(141)	(133)
Issuance of debt	4,153	4,918
Repayment of debt	(3,857)	(3,858)
Cash dividends to shareholders	(307)	(307)
Noncontrolling interests and other financing activities	(31)	(81)
Cash used for financing activities	(1,146)	(968)
Effect of exchange rates on cash and cash equivalents	(31)	(18)
Net increase (decrease) in cash and cash equivalents	31	(54)
Cash and cash equivalents at beginning of period	790	656
Cash and cash equivalents at end of period	$821	$602
Supplemental disclosures:
Interest paid	$214	$196
Income taxes paid, net of refunds	$326	$279
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc, an Irish public limited company, and all of its controlled subsidiaries. Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including amendments and additions disclosed on Form 8-K issued April 1, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2020, particularly in light of the continuing effect of the COVID-19 pandemic.
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
The Company elected to early adopt the final rule in the second quarter of 2020 and elected to present these disclosures in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Accounting Standards Issued But Not Yet Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued new accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance. It also clarifies certain aspects of the existing guidance to promote more consistent application. The new guidance is effective for Aon in the first quarter of 2021, with early adoption permitted. The Company previously expected to adopt this guidance in the first quarter of 2021 and is now considering early adoption in the fourth quarter of 2020. Different components of the guidance require retrospective, modified retrospective, or prospective adoption. The Company does not expect there to be a significant impact on the Financial Statements.
Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The new guidance is effective for Aon in the first quarter of 2021 and will be applied retrospectively in the Notes to Condensed Consolidated Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial Risk Solutions	$1,042	$1,057	$3,314	$3,342
Reinsurance Solutions	321	291	1,617	1,499
Retirement Solutions	468	484	1,258	1,323
Health Solutions	282	279	1,042	1,082
Data & Analytic Services	278	271	883	893
Elimination	(6)	(3)	(13)	(11)
Total revenue	$2,385	$2,379	$8,101	$8,128
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$1,169	$1,209	$3,503	$3,516
Americas other than United States	200	256	647	723
United Kingdom	332	358	1,276	1,210
Ireland	19	17	63	59
Europe, Middle East, & Africa other than United Kingdom and Ireland	372	266	1,731	1,734
Asia Pacific	293	273	881	886
Total revenue	$2,385	$2,379	$8,101	$8,128

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$193	$216	$335	$329
Additions	291	326	883	1,008
Amortization	(266)	(299)	(995)	(1,095)
Impairment	—	—	—	—
Foreign currency translation and other	2	(4)	(3)	(3)
Balance at end of period	$220	$239	$220	$239

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$172	$161	$171	$156
Additions	15	14	43	40
Amortization	(12)	(11)	(35)	(33)
Impairment	—	—	—	—
Foreign currency translation and other	1	(1)	(3)	—
Balance at end of period	$176	$163	$176	$163

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of cash and cash equivalents and short-term investments approximates their carrying values.
At September 30, 2020, Cash and cash equivalents and Short-term investments were $1,269 million compared to $928 million at December 31, 2019, an increase of $341 million. Of the total balances, $100 million and $110 million were restricted as to their use at September 30, 2020 and December 31, 2019, respectively. Included within Short-term investments as of September 30, 2020 and December 31, 2019, respectively, were £44.9 million ($57.2 million at September 30, 2020 exchange rates) and £42.7 million ($55.5 million at December 31, 2019 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency remeasurement	$(19)	$17	$21	$17
Financial instruments	13	(20)	(34)	(32)
Pension and other postretirement	4	3	10	12
Equity earnings	1	1	3	3
Extinguishment of debt	—	—	(7)	—
Disposal of businesses	—	1	25	8
Total	$(1)	$2	$18	$8
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (1)	2019	2020 (1)	2019
Balance at beginning of period	$84	$65	$70	$64
Adoption of new accounting guidance (2)	—	—	7	—
Adjusted balance at beginning of period	84	65	77	64
Provision	4	7	19	19
Accounts written off, net of recoveries	—	(6)	(11)	(17)
Foreign currency translation and other	1	1	4	1
Balance at end of period	$89	$67	$89	$67
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

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2020	December 31, 2019
Costs to fulfill contracts with customers (1)	$220	$335
Prepaid expenses	116	97
Taxes receivable	131	88
Other (2)	58	82
Total	$525	$602
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)December 31, 2019 includes $4 million previously classified as “Receivables from the Divested Business”.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2020	December 31, 2019
Costs to obtain contracts with customers (1)	$176	$171
Taxes receivable	94	102
Leases	95	100
Investments	59	53
Other	132	144
Total	$556	$570
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2020	December 31, 2019
Deferred revenue (1)	$251	$270
Taxes payable	134	93
Leases	224	210
Other	632	513
Total	$1,241	$1,086
(1)During the three and nine months ended September 30, 2020, $69 million and $357 million was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2019, $144 million and $385 million was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2020	December 31, 2019
Taxes payable (1)	$554	$525
Leases	72	76
Deferred revenue	67	62
Compensation and benefits	50	49
Other	145	165
Total	$888	$877
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of September 30, 2020 and December 31, 2019.

6. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the sale of the benefits administration and business process outsourcing business (the “Divested Business”). The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company incurred all remaining costs for the Restructuring Plan, and the Restructuring Plan was closed in the fourth quarter of 2019. As such, for the three and nine months ended September 30, 2020, no charges were taken under the Restructuring Plan. For the three and nine months ended September 30, 2019, $63 million and $281 million of restructuring expenses were charged under the Restructuring Plan.
As of December 31, 2019, the remaining liabilities for the Restructuring Plan were $204 million. During the nine months ended September 30, 2020, the Company made cash payments of $112 million, and the effect of foreign currency translation and other non-cash activity was $28 million, resulting in restructuring liabilities of $64 million as of September 30, 2020.
7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed six acquisitions during the nine months ended September 30, 2020 and three acquisitions during the nine months ended September 30, 2019. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed, as a result of the Company’s acquisitions (in millions):

Nine Months Ended September 30, 2020
Consideration transferred
Cash	$385
Deferred, contingent, and other consideration	34
Aggregate consideration transferred	$419

Assets acquired
Cash and cash equivalents	$17
Receivables	21
Goodwill	315
Intangible assets	83
Current assets	16
Non-current assets	5
Total assets acquired	457
Liabilities assumed
Current liabilities	27
Non-current liabilities	11
Total liabilities assumed	38
Net assets acquired	$419
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
Completed Dispositions
The Company completed no dispositions during the three months ended September 30, 2020 and one disposition during the nine months ended September 30, 2020. The Company completed two dispositions during the three months ended September 30, 2019 and six dispositions during the nine months ended September 30, 2019.
Total pretax gains recognized for the three and nine months ended September 30, 2020 were $0 million and $25 million, respectively. Total pretax gains recognized for the three and nine months ended September 30, 2019 were $1 million and $8 million, respectively. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Other Significant Activity
On March 9, 2020, Aon and Willis Towers Watson Public Limited Company, an Irish public limited company (“WTW”), entered into a business combination agreement (the “Business Combination Agreement”) with respect to a combination of the parties (the “Combination”). Refer to “Business Combination Agreement” within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2020 are as follows (in millions):

Balance as of December 31, 2019	$8,165
Goodwill related to current year acquisitions	315
Goodwill related to disposals	(3)
Foreign currency translation	(15)
Balance as of September 30, 2020	$8,462
Other intangible assets by asset class are as follows (in millions):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,273	$1,690	$583	$2,264	$1,600	$664
Tradenames (1)	14	12	2	1,029	956	73
Technology and other	421	341	80	380	334	46
Total	$2,708	$2,043	$665	$3,673	$2,890	$783
(1)In 2020, Aon wrote off $1.0 billion of fully amortized tradenames, including the Hewitt and Benfield tradenames. The company no longer expects to receive economic benefits from these tradenames.

The estimated future amortization for finite-lived intangible assets as of September 30, 2020 is as follows (in millions):

Remainder of 2020	$40
2021	140
2022	100
2023	88
2024	71
2025	52
Thereafter	174
Total	$665
9. Debt
Notes
On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Aon Corporation”), issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
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
Revolving Credit Facilities
As of September 30, 2020, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2020, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2020.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). On April 1, 2020 the Company entered into an agreement increasing the aggregate outstanding borrowings under the U.S. Program by $300 million, to an aggregate amount equal to $900 million. On August 5, 2020, Aon Global Holdings plc established the European Program with aggregate amount equal to €625 million. Subsequently on September 30, 2020, a European multi-currency commercial paper program previously established by Aon Global Limited, which had an aggregate amount equal to €525 million, was withdrawn. The Commercial Paper Programs remain fully backed by the committed credit facilities.

Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.65 billion at September 30, 2020. In connection with the Ireland Reorganization, on April 1, 2020, Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the U.S. Program, which was previously solely guaranteed by Aon Global Limited, and the European Program, which was previously solely guaranteed by Aon Corporation. As of September 30, 2020, the U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

As of	September 30, 2020	December 31, 2019
Commercial paper outstanding	$25	$112
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average commercial paper outstanding	$97	$656	$453	$541
Weighted average interest rate of commercial paper outstanding	2.45%	0.15%	1.47%	0.43%
10. Income Taxes
The effective tax rates on Net income from continuing operations were 22.6% and 19.4% for the three and nine months ended September 30, 2020. The effective tax rates on Net income from continuing operations were 19.6% and 16.6% for the three and nine months ended September 30, 2019.
For the three months ended September 30, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax rate increase in the UK.
For the three months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain discrete items.
For the nine months ended September 30, 2020, the tax rate was primarily driven by the geographical distribution of income as well as certain discrete items, primarily the favorable impacts of share-based payments and the release of a valuation allowance offset by the tax rate increase in the UK.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Shares repurchased	2.4	1.8	4.6	8.2
Average price per share	$201.96	$190.83	$207.01	$183.26
Costs recorded to retained earnings
Total repurchase cost	$500	$350	$961	$1,500
Additional associated costs	—	—	2	7
Total costs recorded to retained earnings	$500	$350	$963	$1,507
(1)Included in the 1.8 million and 8.2 million shares repurchased during the three and nine months ended September 30, 2019, respectively, were 25 thousand shares that did not settle until October 2019. These shares were settled at an average price per share of $193.91 and total cost of $4.8 million.
Due to COVID-19 the Company temporarily suspended share repurchases and resumed the Repurchase Program during the third quarter of 2020. At September 30, 2020, the remaining authorized amount for share repurchases under the Repurchase Program was $1.1 billion. Under the Repurchase Program, the Company has repurchased a total of 133.4 million shares for an aggregate cost of approximately $13.9 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average ordinary shares outstanding	232.6	236.9	232.8	239.9
Dilutive effect of potentially issuable shares	0.9	2.2	1.1	2.0
Diluted weighted average ordinary shares outstanding	233.5	239.1	233.9	241.9
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(6)	(137)	(4)	(147)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	13	—	94	107
Tax expense	(3)	—	(23)	(26)
Amounts reclassified from accumulated other comprehensive income, net (3)	10	—	71	81
Net current period other comprehensive income (loss)	4	(137)	67	(66)
Balance at September 30, 2020	$(8)	$(1,442)	$(2,649)	$(4,099)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	$(15)	$(1,319)	$(2,575)	$(3,909)
Other comprehensive income (loss) before reclassifications, net	(12)	(180)	2	(190)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	12	—	79	91
Tax expense	(3)	—	(19)	(22)
Amounts reclassified from accumulated other comprehensive income, net (3)	9	—	60	69
Net current period other comprehensive income (loss)	(3)	(180)	62	(121)
Balance at September 30, 2019	$(18)	$(1,499)	$(2,513)	$(4,030)
(1)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Total revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 14 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.
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
12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	22	26	22	27	5	6
Expected return on plan assets, net of administration expenses	(40)	(46)	(34)	(34)	(8)	(9)
Amortization of prior-service cost	—	—	—	1	—	—
Amortization of net actuarial loss	8	7	17	13	3	3
Total net periodic (benefit) cost	$(10)	$(13)	$5	$7	$—	$—

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	65	81	64	81	14	20
Expected return on plan assets, net of administration expenses	(118)	(143)	(100)	(102)	(25)	(29)
Amortization of prior-service cost	1	1	—	2	—	—
Amortization of net actuarial loss	23	22	51	40	9	9
Net periodic (benefit) cost	(29)	(39)	15	21	(2)	—
Loss on pension settlement	2	—	—	—	—	—
Total net periodic (benefit) cost	$(27)	$(39)	$15	$21	$(2)	$—

In the second quarter of 2020, settlements from a certain U.K. pension plan exceeded the plan’s service and interest cost. This triggered settlement accounting which required the immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge of approximately £2 million ($2 million using June 30, 2020 exchange rates).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contributions to U.K. pension plans	$2	$19	$6	$65
Contributions to U.S. pension plans	44	7	82	30
Contributions to other major pension plans	3	3	14	13
Total contributions	$49	$29	$102	$108
13. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted share units (“RSUs”)	$43	$42	$145	$155
Performance share awards (“PSAs”)	21	28	54	90
Employee share purchase plans	3	2	8	7
Total share-based compensation expense	$67	$72	$207	$252
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Nine Months Ended September 30,
	2020		2019
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,634	$143	4,208	$120
Granted	1,221	$185	1,225	$174
Vested	(1,316)	$133	(1,551)	$112
Forfeited	(138)	$152	(164)	$128
Non-vested at end of period	3,401	$162	3,718	$141
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $411 million as of September 30, 2020, with a remaining weighted average amortization period of approximately 2.1 years.

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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2020 and the years ended December 31, 2019 and 2018, respectively (shares in thousands and dollars in millions, except fair value):

	September 30, 2020	December 31, 2019	December 31, 2018
Target PSAs granted during period	500	467	564
Weighted average fair value per share at date of grant	$161	$165	$134
Number of shares that would be issued based on current performance levels	494	447	809
Unamortized expense, based on current performance levels	$65	$29	$8
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Foreign exchange contracts
Accounted for as hedges	$629	$579	$22	$16	$—	$1
Not accounted for as hedges (3)	401	297	—	2	1	—
Total	$1,030	$876	$22	$18	$1	$1
(1)Included within Other current assets ($6 million at September 30, 2020 and $7 million at December 31, 2019) or Other non-current assets ($16 million at September 30, 2020 and $11 million at December 31, 2019).
(2)Included within Other current liabilities ($1 million at September 30, 2020 and $1 million at December 31, 2019).
(3)These contracts typically are for 30-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gain (Loss) recognized in Accumulated other comprehensive loss	$5	$(6)	$(8)	$(14)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$(3)	$(4)	$(12)	$(11)
Compensation and benefits	1	—	—	—
Interest expense	—	—	(1)	(1)
Total	$(2)	$(4)	$(13)	$(12)
The Company estimates that approximately $11 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next 12 months.
During the three and nine months ended September 30, 2020, the Company recorded a gain of $11 million and a loss of $27 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2019, the Company recorded a loss of $16 million and $20 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at September 30, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The Company had €101 million ($112 million at December 31, 2019 exchange rates) of outstanding euro-denominated commercial paper at December 31, 2019 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million as of September 30, 2020 and December 31, 2019.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2020 and 2019.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,903	$2,903	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$27	$—	$27	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$6	$—	$6	$—

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,007	$2,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2020 and 2019. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2020 and 2019 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$400	$404	$600	$614
Long-term debt	$7,251	$8,582	$6,627	$7,442
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
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($346 million at September 30, 2020 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon UK Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $15.5 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. Finally, in August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Investments USA Inc. (“Aon Investments”) and Allianz Global Investors U.S. LLC (“AGI”) were sued on September 16, 2020, in the United States District Court for the Southern District of New York by the Blue Cross and Blue Shield Association National Employee Benefits Committee (the “NEBC”). Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contends that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC has brought claims against Aon Investments for breach of fiduciary duty, breach of co-fiduciary duty, and breach of contract. The NEBC alleges that Aon Investments and AGI are jointly and severally liable for damages, which include the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
In connection with the Ireland Reorganization, on April 1, 2020, Aon plc and Aon Global Holdings plc entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited, and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2020, the undiscounted maximum potential future payments under the lease guarantee is $58 million, with an estimated fair value of $9 million. No cash payments were made in connection to the lease commitments during the three and nine months ended September 30, 2020.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2020, the undiscounted maximum potential future payments under the performance guarantees were $116 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2020.

Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $74 million at September 30, 2020, and $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $88 million at September 30, 2020 compared to $110 million at December 31, 2019.
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

EXECUTIVE SUMMARY OF THIRD QUARTER 2020 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2020 financial results from continuing operations. The third quarter 2020 financial results are not necessarily indicative of results that may be expected for the full year or any future period, particularly in light of the continuing effect and uncertainty of the COVID-19 pandemic.
•For the third quarter of 2020, revenue increased $6 million, or 0%, to $2.4 billion compared to the prior year period due primarily to a 1% favorable impact from acquisitions, net of divestitures, offset by a 1% unfavorable impact from fiduciary investment income. For the nine months ended September 30, 2020, revenue decreased $27 million, or 0%, to $8.1 billion compared to the prior year period due primarily to a 1% unfavorable impact from foreign currency translation, offset by 1% organic revenue growth.
•Operating expenses for the third quarter of 2020 were $1.9 billion, a decrease of $75 million from the prior year period. The decrease was due primarily to a $63 million decrease in restructuring charges, a $54 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter, and expense discipline in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact on the Company, including lower travel and entertainment expense, partially offset by $43 million of transaction costs related to the pending combination with Willis Towers Watson, a $12 million increase in expense related to acquisitions, net of divestitures, a $13 million unfavorable impact from foreign currency translation, and an increase in discretionary expenses. Operating expenses for the first nine months of 2020 were $6.0 billion, a decrease of $450 million compared to the prior year period primarily due to a $281 million decrease in restructuring charges, an $87 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter, an $80 million favorable impact from foreign currency translation, and expense discipline in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact on the Company, partially offset by $79 million of transaction costs related to the pending combination with WTW, an $18 million increase in expense related to acquisitions, net of divestitures, and $15 million of costs related to the Ireland Reorganization.
•Operating margin increased to 18.5% in the third quarter of 2020 from 15.1% in the prior year period. The increase was driven by a decrease in operating expenses as listed above. Operating margin for the first nine months of 2020 increased to 25.5% from 20.2% in the prior year period. The increase was driven by 1% organic revenue growth and a decrease in operating expenses as listed above.
•Due to the factors set forth above, net income from continuing operations increased $52 million, or 23%, to $281 million for the third quarter of 2020 compared to the prior year period. During the first nine months of 2020, net income from continuing operations increased $291 million, or 24%, to $1,483 million compared to the first nine months of 2019.
•Diluted earnings per share from continuing operations was $1.18 per share for the third quarter of 2020 compared to $0.93 per share for the prior year period. During the first nine months of 2020, diluted earnings per share from continuing operations was $6.18 per share compared to $4.79 per share for the prior year period
•Cash flows provided by operating activities was $2,023 million for the first nine months of 2020, an increase of $860 million from the prior year period, primarily due to working capital improvements, of which a portion is related to short-term actions taken to proactively manage liquidity, a $210 million decrease in restructuring cash outlays, and strong operational improvement. The prior year period included approximately $85 million of net cash payments related to legacy litigation.

We focus on four key metrics not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) that we communicate to shareholders: organic revenue growth (decline), adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics from continuing operations for the third quarter of 2020:
•Organic revenue growth (decline) is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth (Decline).” Organic revenue was flat for the third quarter of 2020. Flat organic revenue reflects strength in the core portions of our business, offset by a decline in the more discretionary portions. Organic revenue growth was 1% for the first nine months of 2020, driven by strength in the core portions of our business, partially offset by a decline in the more discretionary portions.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.4% for the third quarter of 2020 compared to 22.0% in the prior year period. The increase in adjusted operating margin primarily reflects expense discipline, including lower travel and entertainment expense, partially offset by an increase in discretionary expenses, an $18 million decrease in fiduciary investment income, and an unfavorable impact from foreign currency translation of $3 million. For the first nine months of 2020, adjusted operating margin was 29.0% compared to 27.3% for the prior year period. The increase in adjusted operating margin primarily reflects expense discipline, including lower travel and entertainment expense, increased operating leverage across the portfolio, and 1% organic revenue growth, partially offset by a $35 million decrease in fiduciary investment income, and an unfavorable impact from foreign currency translation of $17 million.
•Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.53 per share for the third quarter of 2020 and $7.19 per share in the first nine months of 2020, compared to $1.45 and $6.64 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first nine months of 2020 by $908 million, or 91%, from the prior year period, to $1,904 million, reflecting an increase in cash flows from operations and a $48 million decrease in capital expenditures.
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
On August 26, 2020, the respective shareholders of Aon and WTW approved the Combination. The shareholder approval satisfies a closing condition in the Business Combination Agreement.
RECENT DEVELOPMENTS
The outbreak of the coronavirus, COVID-19, was declared by the World Health Organization to be a pandemic and has continued to spread across the globe, impacting almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty and economic disruption in every region in which we operate. While countries are in various stages of business and travel restrictions to address the COVID-19 pandemic, as well as related re-openings, these policies have impacted and will continue to impact worldwide economic activity and may continue to adversely affect our business. We continue to closely monitor the situation and our business, liquidity, and capital planning initiatives. We continue to be fully operational and continue to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. For other areas where restrictions remain in place or where we have started to see a resurgence of COVID-19, we are closely monitoring the situation and continuously reevaluating our plan to return to the workplace. We continue to deploy business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions. We will reoccupy our remaining offices as local mandates are lifted and once protocols are in place to ensure a safe work environment.
As the situation is rapidly evolving, and the scale and duration of disruption cannot be predicted, it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. We are focused on navigating these challenges and potential future impacts to our business presented by COVID-19 through preserving our liquidity and managing our cash flow by taking proactive steps to enhance our ability to meet our short-term liquidity needs and support a commitment to no layoffs of our colleagues due to COVID-19. Such actions include, but are not limited to, issuing $1 billion of our new 10-year senior unsecured notes on May 12, 2020 and using the proceeds to repay short-term debt and for other corporate purposes, and reducing our discretionary spending, including limiting discretionary spending on mergers and acquisitions. We also temporarily suspended our share buyback program and temporarily reduced employee salaries during the second quarter, as a precautionary measure. After carefully monitoring the situation, we determined it was appropriate, based on macroeconomic conditions and business performance, to resume share buyback during the third quarter. In addition, temporarily reduced salaries for non-executives were restored at the end of the second quarter and withheld salaries, plus 5% of the withheld salary amounts, were repaid in the third quarter. On October 27, 2020, we determined to end the previously announced temporary salary reductions for named executive officers and cash compensation reductions for non-executive directors, effective for November 1, 2020. Withheld amounts will be repaid in full. For further information, see Part II, Item 5 of this report.
While the ultimate public health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings, and cash flows, will be adversely impacted, depending on the duration and severity of the downturn, as well as governmental or other regulatory policies and actions that may impact our business or operations. Our revenues can be generalized into two categories: core and more discretionary arrangements. Core revenues tend to be highly-recurring and non-discretionary, where the services are typically regulated, required, or necessary costs of managing the risk of doing business. As expected, in the third quarter of 2020 our core revenues did not experience a significant decrease due to the impacts of COVID-19; however, if the economic downturn becomes more severe, we expect that certain services within our core business may be negatively impacted as well. More discretionary revenues tend to include project-related services, where as expected, in the third quarter of 2020 we saw an impact from decreases in revenue due to the impacts of COVID-19. The impacts of the pandemic on our business operations and results of operations for the third quarter of 2020 are further described in the section entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part I, Item 2 of this report.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Total revenue	$2,385	$2,379	$8,101	$8,128
Expenses
Compensation and benefits	1,387	1,368	4,270	4,453
Information technology	107	120	325	363
Premises	70	76	217	248
Depreciation of fixed assets	42	44	124	124
Amortization of intangible assets	50	101	205	295
Other general expense	288	310	892	1,000
Total operating expenses	1,944	2,019	6,033	6,483
Operating income	441	360	2,068	1,645
Interest income	3	1	5	4
Interest expense	(80)	(78)	(252)	(227)
Other income (expense)	(1)	2	18	8
Income from continuing operations before income taxes	363	285	1,839	1,430
Income tax expense	82	56	356	238
Net income from continuing operations	281	229	1,483	1,192
Net income (loss) from discontinued operations	1	(1)	1	(1)
Net income	282	228	1,484	1,191
Less: Net income attributable to noncontrolling interests	7	6	39	33
Net income attributable to Aon shareholders	$275	$222	$1,445	$1,158
Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.18	$0.93	$6.18	$4.79
Discontinued operations	—	—	—	—
Net income	$1.18	$0.93	$6.18	$4.79
Weighted average ordinary shares outstanding - diluted	233.5	239.1	233.9	241.9
Revenue
Total revenue increased $6 million in the third quarter of 2020 compared to the third quarter of 2019. This increase reflects a 1% favorable impact from acquisitions, net of divestitures, offset by a 1% unfavorable impact from fiduciary investment income. For the first nine months ended September 30, 2020, revenue decreased $27 million compared to the prior year period due primarily to a 1% unfavorable impact from foreign currency translation, offset by 1% organic revenue growth.
Commercial Risk Solutions revenue decreased $15 million, or 1%, to $1,042 million in the third quarter of 2020, compared to $1,057 million in the third quarter of 2019. Organic revenue growth was 2% in the third quarter of 2020, driven by growth across all major geographies, with particular strength in Asia, driven by strong retention and management of the renewal book portfolio. Results also reflect strong growth in core P&C in the U.S., and a decline in the more discretionary portions of our book globally, including transaction liability and construction. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall. For the first nine months of 2020, revenue decreased $28 million, or 1%, to $3,314 million, compared to $3,342 million in the first nine months of 2019. Organic revenue growth was 2% in the first nine months of 2020, driven by growth across most major geographies, including modest growth in the U.S. and EMEA and double-digit growth in Latin America, driven by strong retention and management of the renewal book portfolio, partially offset by a decline in the Pacific region. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.

Reinsurance Solutions revenue increased $30 million, or 10%, to $321 million in the third quarter of 2020, compared to $291 million in the third quarter of 2019. Organic revenue growth was 13% in the third quarter of 2020, driven by double-digit growth across treaty, facultative, and capital markets transactions, reflecting continued net new business generation. Results in the quarter also include a modest positive impact from the timing of certain revenue. For the first nine months of 2020, revenue increased $118 million, or 8%, to $1,617 million, compared to $1,499 million in the first nine months of 2019. Organic revenue growth was 10% in the first nine months of 2020, driven by double-digit growth in treaty and in facultative placements, reflecting continued net new business generation. Market impact was modestly positive on results for the three and nine months of 2020.
Retirement Solutions revenue decreased $16 million, or 3%, to $468 million in the third quarter of 2020, compared to $484 million in the third quarter of 2019. Organic revenue decline was 5% in the third quarter of 2020, primarily driven by a decline in Human Capital for rewards and assessment services, primarily from clients in the financial services space. Results also include a modest decline in Retirement and Investments, primarily in the more discretionary portions of the business. For the first nine months of 2020, revenue decreased $65 million, or 5%, to $1,258 million, compared to $1,323 million in the first nine months of 2019. Organic revenue decline was 2% in the first nine months of 2020, primarily driven by a decline in Human Capital for rewards and assessment services and a modest decline in core retirement, partially offset by growth in Investments.
Health Solutions revenue increased $3 million, or 1%, to $282 million in the third quarter of 2020, compared to $279 million in the third quarter of 2019. Organic revenue growth of 1%, in a seasonally smaller quarter, reflects modest growth internationally, with particular strength in Asia and the Pacific region, and well as a modest positive impact from the timing of certain revenue, partially offset by a modest decline in the U.S. as we continue to see the impact from lower employment levels. For the first nine months of 2020, revenue decreased $40 million, or 4%, to $1,042 million, compared to $1,082 million in the first nine months of 2019. Organic revenue decline of 3% in the first nine months of 2020, was driven by a decrease primarily related to COVID-19, including a reduction primarily reflecting the annualized impact of lower employment levels and lower renewals, and a decrease from the timing of certain revenue and a decline in the more discretionary portions of the business. Results were further negatively impacted by a one-time adjustment of $16 million related to revenue that was recorded across multiple years and was identified in connection with the implementation of a new system, partially offset by solid growth internationally.
Data & Analytic Services revenue increased $7 million, or 3%, to $278 million in the third quarter of 2020 compared to $271 million in the third quarter of 2019. Organic revenue decline was 7% in the third quarter of 2020, primarily driven by a decrease in the travel and events practice globally, partially offset by growth in professional associations. For the first nine months of 2020, revenue decreased $10 million, or 1%, to $883 million, compared to $893 million in the first nine months of 2019. Organic revenue decline was 5% in the first nine months of 2020, driven by a decrease in the travel and events practice globally. Continued investments in our CoverWallet digital insurance platform have resulted in a three-fold increase in platform premium volume year-to-date, allowing us to meet client demand for digital services in a more efficient way.
Compensation and Benefits
Compensation and benefits increased $19 million, or 1%, in the third quarter of 2020 compared to the third quarter of 2019. This increase was primarily driven by an $11 million unfavorable impact from foreign currency translation and a $9 million increase in expense related to acquisitions, net of divestitures, partially offset by a $9 million decrease in restructuring charges, and an increase in discretionary expenses. For the nine months of 2020, compensation and benefits decreased $183 million, or 4%, compared to the first nine months of 2019. The decrease was primarily driven by a $111 million decrease in restructuring charges and a $53 million favorable impact from foreign currency translation.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $13 million, or 11%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily driven by a $14 million decrease in restructuring charges. For the first nine months of 2020, Information technology decreased $38 million, or 10%, compared to the first nine months of 2019. The decrease was primarily driven by a $29 million decrease in restructuring charges and expense discipline.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $6 million, or 8%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily driven by a $3 million decrease in restructuring charges and a decrease related to reduced office occupancy. For the first nine months of 2020, Premises decreased $31 million, or 13%, compared to the first nine months of 2019. The decrease was primarily driven by a $17 million decrease in restructuring charges and a decrease related to reduced office occupancy.

Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $2 million, or 5%, in the third quarter of 2020 compared to the third quarter of 2019. For the first nine months of 2020, Depreciation of fixed assets was similar compared to the first nine months of 2019.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $51 million, or 50%, in the third quarter of 2020 compared to the third quarter of 2019 reflecting a $54 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter. For the first nine months of 2020 Amortization and impairment of intangibles decreased $90 million, or 31%, compared to the first nine months of 2019 due primarily to a $87 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter.
Other General Expense
Other general expense in the third quarter of 2020 decreased $22 million, or 7%, compared to the third quarter of 2019 due primarily to a temporary reduction of certain expenses, primarily travel and entertainment, and a $32 million decrease in restructuring charges, partially offset by $43 million of transaction costs related to the pending combination with WTW and an increase in discretionary expenses. For the first nine months of 2020, Other general expense decreased $108 million, or 11%, compared to the prior year period. This decrease was primarily driven by an $117 million decrease in restructuring charges, a temporary reduction of certain expenses, primarily travel and entertainment, and a $16 million favorable impact from foreign currency translation, partially offset by $79 million of transaction costs related to the pending combination with WTW and $15 million of costs related to the Ireland Reorganization.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2020, Interest income was $3 million, an increase of $2 million compared to the prior year period. For the first nine months of 2020, Interest income was $5 million, an increase of $1 million compared to the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $80 million for the third quarter of 2020, an increase of $2 million, or 3%, from the third quarter of 2019. For the first nine months of 2020, Interest expense was $252 million, an increase of $25 million, or 11%, from the prior year period. This increase in both periods was driven primarily by higher outstanding term debt.
Other Income (Expense)
Total other expense was $1 million for the third quarter of 2020, compared to other income of $2 million for the third quarter of 2019. Other expense for the third quarter of 2020 primarily includes $19 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, partially offset by $13 million of gains on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates, $4 million of pension and other postretirement income, and $1 million of equity earnings. Other income for the third quarter of 2019 primarily includes $17 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $3 million of pension and other postretirement income, a $1 million gain on the sale of certain businesses, and $1 million of equity earnings, partially offset by $20 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates. Other income for the first nine months of 2020 primarily includes a $25 million gain on the sale of certain businesses, $21 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $10 million of pension and other postretirement income, and $3 million of equity earnings, partially offset by $34 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates, $7 million of expense related to the prepayment of $600 million Senior Notes due September 2020. Other income for the first nine months of 2019 primarily includes $17 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $12 million of pension and other postretirement income, an $8 million gain on the sale of certain businesses, and $3 million of equity earnings, partially offset by $32 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates.

Income from Continuing Operations before Income Taxes
Due to the factors discussed above, income from continuing operations before income taxes for the third quarter of 2020 was $363 million, a 27% increase from income from continuing operations before income taxes of $285 million in the third quarter of 2019, and income from continuing operations before income taxes was $1,839 million for the first nine months of 2020, a 29% increase from $1,430 million for the first nine months of 2019.
Income Taxes from Continuing Operations
The effective tax rates on net income from continuing operations were 22.6% and 19.6% for the third quarter of 2020 and 2019, respectively. The effective tax rates on net income from continuing operations were 19.4% and 16.6% for the nine months ended September 30, 2020 and 2019, respectively.
For the nine months ended September 30, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments and the release of a valuation allowance offset by the tax rate increase in the UK.
For the nine months ended September 30, 2019, the tax rate was primarily driven by the geographical distribution of income, including restructuring charges, and certain favorable discrete items, including the impact of share-based payments and changes in the assertion for unremitted earnings.
Net Income (Loss) from Discontinued Operations
Net income from discontinued operations was $1 million in both the three and nine months ended September 30, 2020, compared to net loss of $1 million in both the three and nine months ended September 30, 2019.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2020 increased to $275 million, or $1.18 per diluted share, from $222 million, or $0.93 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2020 increased to $1,445 million, or $6.18 per diluted share, from $1,158 million, $4.79 per diluted share, in the prior year period.
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

	Three Months Ended September 30,
	2020	2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Revenue
Commercial Risk Solutions	$1,042	$1,057	(1)%	—%	(1)%	(2)%	2%
Reinsurance Solutions	321	291	10	—	(3)	—	13
Retirement Solutions	468	484	(3)	1	—	1	(5)
Health Solutions	282	279	1	(2)	—	2	1
Data & Analytic Services	278	271	3	1	—	9	(7)
Elimination	(6)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,385	$2,379	—%	—%	(1)%	1%	—%

	Nine Months Ended September 30,
	2020	2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Revenue
Commercial Risk Solutions	$3,314	$3,342	(1)%	(1)%	—%	(2)%	2%
Reinsurance Solutions	1,617	1,499	8	—	(1)	(1)	10
Retirement Solutions	1,258	1,323	(5)	—	—	(3)	(2)
Health Solutions	1,042	1,082	(4)	(2)	—	1	(3)
Data & Analytic Services	883	893	(1)	(1)	—	5	(5)
Elimination	(13)	(11)	N/A	N/A	N/A	N/A	N/A
Total revenue	$8,101	$8,128	—%	(1)%	—%	—%	1%

(1)Currency impact is determined by translating prior period's revenue at the current period's foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2020 and 2019, respectively, was $3 million and $21 million. Fiduciary investment income for the nine months ended September 30, 2020 and 2019, respectively, was $23 million and $58 million.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue from continuing operations	$2,385	$2,379	$8,101	$8,128

Operating income from continuing operations - as reported	$441	$360	$2,068	$1,645
Amortization and impairment of intangible assets	50	101	205	295
Restructuring	—	63	—	281
Transaction costs (1)	43	—	79	—
Operating income from continuing operations - as adjusted	$534	$524	$2,352	$2,221

Operating margin from continuing operations - as reported	18.5%	15.1%	25.5%	20.2%
Operating margin from continuing operations - as adjusted	22.4%	22.0%	29.0%	27.3%
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
A reconciliation of this non-GAAP measure to the reported Diluted earnings per share attributable to Aon shareholders is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$441	$93	$534
Interest income	3	—	3
Interest expense	(80)	—	(80)
Other income (expense)	(1)	—	(1)
Income from continuing operations before income taxes	363	93	456
Income tax expense (1)	82	10	92
Net income from continuing operations	281	83	364
Net income from discontinued operations	1	—	1
Net income	282	83	365
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$275	$83	$358

Diluted net income per share attributable to Aon shareholders
Continuing operations	$1.18	$0.35	$1.53
Discontinued operations	—	—	—
Net income	$1.18	$0.35	$1.53

Weighted average ordinary shares outstanding - diluted	233.5	—	233.5
Effective tax rates (1)
Continuing operations	22.6%		20.2%
Discontinued operations	26.0%		26.0%

	Three Months Ended September 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$360	$164	$524
Interest income	1	—	1
Interest expense	(78)	—	(78)
Other income (expense)	2	—	2
Income from continuing operations before income taxes	285	164	449
Income tax expense (1)	56	40	96
Net income from continuing operations	229	124	353
Net income from discontinued operations	(1)	—	(1)
Net income	228	124	352
Less: Net income attributable to noncontrolling interests	6	—	6
Net income attributable to Aon shareholders	$222	$124	$346

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.93	$0.52	$1.45
Discontinued operations	—	—	—
Net income	$0.93	$0.52	$1.45

Weighted average ordinary shares outstanding - diluted	239.1	—	239.1
Effective tax rates (1)
Continuing operations	19.6%		21.4%
Discontinued operations	26.0%		26.0%

	Nine Months Ended September 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$2,068	$284	$2,352
Interest income	5	—	5
Interest expense	(252)	—	(252)
Other income (expense)	18	—	18
Income from continuing operations before income taxes	1,839	284	2,123
Income tax expense (1)	356	48	404
Net income from continuing operations	1,483	236	1,719
Net income from discontinued operations	1	—	1
Net income	1,484	236	1,720
Less: Net income attributable to noncontrolling interests	39	—	39
Net income attributable to Aon shareholders	$1,445	$236	$1,681

Diluted net income per share attributable to Aon shareholders
Continuing operations	$6.18	$1.01	$7.19
Discontinued operations	—	—	—
Net income	$6.18	$1.01	$7.19

Weighted average ordinary shares outstanding - diluted	233.9	—	233.9
Effective tax rates (1)
Continuing operations	19.4%		19.0%
Discontinued operations	24.1%		24.1%

	Nine Months Ended September 30, 2019
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income from continuing operations	$1,645	$576	$2,221
Interest income	4	—	4
Interest expense	(227)	—	(227)
Other income (expense)	8	—	8
Income from continuing operations before income taxes	1,430	576	2,006
Income tax expense (1)	238	127	365
Net income from continuing operations	1,192	449	1,641
Net income from discontinued operations	(1)	—	(1)
Net income	1,191	449	1,640
Less: Net income attributable to noncontrolling interests	33	—	33
Net income attributable to Aon shareholders	$1,158	$449	$1,607

Diluted net income per share attributable to Aon shareholders
Continuing operations	$4.79	$1.85	$6.64
Discontinued operations	—	—	—
Net income	$4.79	$1.85	$6.64

Weighted average ordinary shares outstanding - diluted	241.9	—	241.9
Effective tax rates (1)
Continuing operations	16.6%		18.2%
Discontinued operations	50.4%		50.4%
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

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$2,023	$1,163
Capital expenditures used for operations	(119)	(167)
Free cash flow provided by operations	$1,904	$996
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

Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.04 on net income per diluted share during the three and nine months ended September 30, 2020, respectively. Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.16 on net income per diluted share during the three and nine months ended September 30, 2019, respectively, when 2018 results were translated at 2019 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.06 on adjusted net income per diluted share during the three and nine months ended September 30, 2020, respectively. Currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.20 on adjusted net income per diluted share during the three and nine months ended September 30, 2019, respectively, when 2018 results were translated at 2019 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flows provide us with adequate liquidity. Our primary sources of liquidity are cash flows provided by operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses, restructuring activities, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements, for the foreseeable future.
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. Such actions include, but are not limited to, issuing $1 billion of our new 10-year senior unsecured notes on May 12, 2020 and using the proceeds to repay short-term debt and for other corporate purposes, and reducing our discretionary spending, including limiting discretionary spending on mergers and acquisitions. We also temporarily suspended our share buyback program and temporarily reduced employee salaries during the second quarter, as a precautionary measure to protect our liquidity. After carefully monitoring the situation, we determined it was appropriate, based on macroeconomic conditions and business performance, to resume share buyback during the third quarter. In addition, temporarily reduced salaries for non-executives were restored at the end of the second quarter and withheld salaries, plus 5% of the withheld salary amounts, were repaid in the third quarter. On October 27, 2020, we determined to end the previously announced temporary salary reductions for named executive officers and cash compensation reductions for non-executive directors, effective for November 1, 2020. Withheld amounts will be repaid in full. For further information, see Part II, Item 5 of this report.
We expect to have the ability to meet our cash needs for the foreseeable future through the use of Cash and cash equivalents, Short-term investments, funds available under our credit facilities and commercial paper programs, and cash flows from operations. Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. In the second quarter, we issued $1 billion in 2.80% Senior Notes due May 2030, from which a portion of the proceeds were used to repay our $600 million 5.00% senior notes in June 2020, which were scheduled to mature in September 2020. Additionally, in the third quarter, Aon Global Holdings plc established the European Commercial Paper Program for €625 million, subsequently the previous European Commercial Paper Program, established by Aon Global Limited for €525 million, was withdrawn in the quarter, increasing the aggregate outstanding borrowings under the European program by €100 million.
We believe our liquidity position at September 30, 2020 remains strong as evidenced by strong cash flows in the quarter. Given the significant uncertainties of economic conditions due to COVID-19, we will continue to closely monitor and actively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $5.9 billion and $5.2 billion at September 30, 2020 and December 31, 2019, respectively, and fiduciary receivables of $7.7 billion and $6.7 billion at September 30, 2020 and December 31, 2019, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2020, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2020 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$821	$—	$3,395	$4,216
Money market funds	—	448	2,455	2,903
Cash and short-term investments	821	448	5,850	7,119
Fiduciary receivables	—	—	7,699	7,699
Total	$821	$448	$13,549	$14,818
Cash and cash equivalents increased $31 million in 2020. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$2,023	$1,163
Cash used for investing activities	$(815)	$(231)
Cash used for financing activities	$(1,146)	$(968)
Effect of exchange rates changes on cash and cash equivalents	$(31)	$(18)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2020 increased $860 million, or 74%, from the prior year period to $2,023 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $102 million for the nine months ended September 30, 2020, as compared to $108 million for the nine months ended September 30, 2019. For the remainder of 2020, we expect to contribute approximately $21 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $815 million during the nine months ended September 30, 2020, an increase of $584 million compared to $231 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $310 million as compared to December 31, 2019. As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2020, we completed the acquisition of six businesses for a total consideration of $368 million, net of cash acquired, and one business was sold for a net cash inflow of $30 million.
During the first nine months of 2019, we completed the acquisition of three businesses for a total consideration of $39 million, net of cash acquired, and six businesses were sold for a net cash inflow of $43 million.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $119 million and $167 million for the nine months ended September 30, 2020 and 2019, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2020 was $1,146 million, an increase of $178 million compared to the prior year period. The primary drivers of cash flow used for financing activities are issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, share repurchases, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations. Although the Company temporarily suspended its share Repurchase Program in the first half of the year, the Company resumed share buyback during the third quarter based on macroeconomic conditions and business performance.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1)
Shares repurchased	2.4	1.8	4.6	8.2
Average price per share	$201.96	$190.83	$207.01	$183.26
Costs recorded to retained earnings
Total repurchase cost	$500	$350	$961	$1,500
Additional associated costs	—	—	2	7
Total costs recorded to retained earnings	$500	$350	$963	$1,507

(1) Included in the 1.8 million and 8.2 million shares repurchased during the three and nine months ended September 30, 2019, respectively, were 25 thousand shares that did not settle until October 2019. These shares were settled at an average price per share of $193.91 and total cost of $4.8 million.

At September 30, 2020, the remaining authorized amount for share repurchases under the Repurchase Program was $1.1 billion. Under the Repurchase Program, the Company has repurchased a total of 133.4 million shares for an aggregate cost of approximately $13.9 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at September 30, 2020 was $7.7 billion, an increase of $0.4 billion compared to December 31, 2019. Further, commercial paper activity during the nine months ended September 30, 2020 and 2019 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total issuances (1)	$—	$1,959	$3,162	$4,771
Total repayments	(309)	(1,634)	(3,250)	(3,858)
Net issuances	$(309)	$325	$(88)	$913
(1)The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
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
Other Liquidity Matters
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Following the Ireland Reorganization, we must reestablish distributable profits of the parent entity and will regularly create distributable profits as required to meet our capital needs. As of September 30, 2020 and December 31, 2019 (associated with Aon Global Limited), we had distributable profits in excess of $0.4 billion and $32.4 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
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
As of September 30, 2020, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At September 30, 2020, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2020.
Commercial Paper
On April 1, 2020 we entered into an agreement increasing the aggregate outstanding borrowings under our U.S. commercial paper program by $300 million, to an aggregate amount equal to $900 million. On August 5, 2020 Aon Global Holdings plc established the European Program with aggregate amount equal to €625 million. Subsequently on September 30, 2020, the European commercial paper program established by Aon Global Limited, which had an aggregate amount equal to €525 million, was withdrawn. The Commercial Paper Programs remain fully backed by the committed credit facilities.
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
The major rating agencies’ ratings of our debt at October 29, 2020 appear in the table below.

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
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2020, the undiscounted maximum potential future payments under the lease guarantee were $58 million, with an estimated fair value of $9 million. No cash payments were made in connection to the lease commitments during the three and nine months and ended September 30, 2020.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2020, the undiscounted maximum potential future payments under the performance guarantees were $116 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2020.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $74 million at September 30, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $88 million at September 30, 2020, compared to $110 million at December 31, 2019.
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
Guarantee of Registered Securities
In connection with the 2012 Redomestication, the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the: (1) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated September 10, 2010, between Aon Corporation and the Trustee); (2) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated December 16, 2002, between Aon Corporation and the Trustee); and (3) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated January 13, 1997, between Aon Corporation and the Trustee, as supplemented by the First Supplemental Indenture, dated January 13, 1997).

In connection with the Ireland Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).

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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2020
Revenue	$—
Operating income	$(126)
Income (expense) from non-guarantor subsidiaries before income taxes	$(402)
Net income (loss) from continuing operations	$(657)
Net income (loss) attributable to Aon shareholders	$(657)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2020	December 31, 2019
Receivables due from non-guarantor subsidiaries	$4,638	$1,459
Other current assets	292	36
Total current assets	$4,930	$1,495

Non-current receivables due from non-guarantor subsidiaries	$505	$963
Other non-current assets	870	821
Total non-current assets	$1,375	$1,784

Payables to non-guarantor subsidiaries	$21,005	$13,183
Other current liabilities	1,879	2,730
Total current liabilities	$22,884	$15,913

Non-current payables to non-guarantor subsidiaries	$5,290	$7,046
Other non-current liabilities	8,732	8,232
Total non-current liabilities	$14,022	$15,278
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2020, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2020 and 2021, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.01 impact and an unfavorable $0.04 impact during the three and nine months ended September 30, 2020. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.01 impact and an unfavorable $0.06 impact during the three and nine months ended September 30, 2020 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/20 - 7/31/20	—	$—	—	$1,562,623,364
8/1/20 - 8/31/20	124,382	$200.98	124,382	$1,537,624,684
9/1/20 - 9/30/20	2,350,594	$202.01	2,350,594	$1,062,785,058
	2,474,976	$201.96	2,474,976	$1,062,785,058
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014 and June 2017 for a total of $15.0 billion in repurchase authorizations.
We did not make any unregistered sales of equity in the third quarter of 2020.
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
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On, October 27, 2020, the Company determined to end the previously announced temporary 50% reduction in base salary for the Company’s named executive officers, Gregory Case, Chief Executive Officer, Christa Davies, Chief Financial Officer, Eric Andersen, President, and John Bruno, Chief Operating Officer (the “NEOs”), as well as for Tony Goland, the Company’s Chief Innovation Officer, effective November 1, 2020. The Company also determined to end the temporary 50% reduction in cash compensation for each of the Company’s non-executive directors, effective November 1, 2020. The Company also determined to repay the NEOs, Tony Goland, and the non-executive directors the withheld amounts in full.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

October 30, 2020	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
* Filed herewith
# Indicates a management contract or compensatory plan or arrangement