Form 10-K
period 2020-12-31
Aon plc
filed 2021-02-19
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $44,593,079,186 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 18, 2021: 225,984,346.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2021 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions, such as the Combination, as defined in Part I, Item 1 of this report; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
•changes in the competitive environment or damage to our reputation;
•fluctuations in currency exchange and interest rates that could impact our financial condition or results;
•changes in global equity and fixed income markets that could affect the return on invested assets;
•changes in the funded status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;
•the level of our debt and the terms thereof reducing our flexibility or increasing borrowing costs;
•rating agency actions that could limit our access to capital and our competitive position ;
•our global tax rate being subject to a variety of different factors, which could create volatility in that tax rate;
•changes in our accounting estimates and assumptions on our financial statements;
•limits on our subsidiaries’ ability to pay dividends or otherwise make payments to us;
•the impact of legal proceedings and other contingencies, including those arising from errors and omissions and other claims against us;
•the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the global nature of operations and the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions;
•the impact of any regulatory investigations brought in Ireland, the United Kingdom (the “U.K.”), the United States (the “U.S”). and other countries;
•failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;
•general economic and political conditions in the countries in which we do business around the world, including the withdrawal of the U.K. from the European Union (the “E.U.”)
•the failure to retain, attract and develop experienced and qualified personnel;
•international risks associated with our global operations;
•the effects of natural or man-made disasters, including the effects of the COVID-19 and other health pandemics;
•the potential for a system or network disruption or breach to result in operational interruption or improper disclosure of confidential, personal, or proprietary data;
•our ability to develop and implement new technology;
•damage to our reputation among clients, colleagues, markets or third parties;

•the actions taken by third parties that perform aspects of our business operations and client services;
•the extent to which we are exposed to certain risks, including lawsuits, related to our actions we may take in acting in a being responsible for making decisions on behalf of clients in our investment consulting business or in other advisory services that we currently provide, or will provide in the future;
•our ability to continue, and the costs and risks associated with, growing, developing and integrating acquired business, and entering into new lines of business or products;
•changes in commercial property and casualty markets, commercial premium rates or methods of compensation;
•our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings;
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us; and
•risks and uncertainties associated with the Combination, including our ability to obtain the requisite approvals of, to satisfy the other conditions to, or to otherwise complete, the Combination on the expected time frame, or at all, the occurrence of unanticipated difficulties or costs in connection with the Combination, our ability to successfully integrate the combined companies following the Combination and our ability to realize the expected benefits from the Combination.
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no (and expressly disclaim any) obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

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
Our clients are globally diversified and include all market segments and almost every industry in over 120 countries and sovereignties. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions based upon return on invested capital.
On March 9, 2020, Aon and Willis Towers Watson Public Limited Company, an Irish public limited company (“WTW”), entered into a Business Combination Agreement with respect to a combination of the parties (the “Combination”). At the effective date of the Combination, WTW shareholders will be entitled to receive 1.08 newly issued Class A ordinary shares of Aon in exchange for each ordinary share of WTW held by such holders. Aon expects to close the Combination in the first half of 2021, subject to regulatory approval and customary closing conditions.
IRELAND REORGANIZATION
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of the Aon group (“Aon Global Limited”), were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon plc”) , as described in the proxy statement filed with the SEC on December 20, 2019 (the “Ireland Reorganization”). Aon plc is a tax resident of Ireland. References in this report to “Aon,” the “Company,” “we,” “us,” or “our” for time periods prior to April 1, 2020 refer to Aon Global Limited. References in the Financial Statements to “Aon,” the “Company,” “we,” “us,” or “our” for time periods on or after April 1, 2020, refer to Aon plc.
BUSINESS SEGMENT
The Company operates as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, retirement, and health through five principal products and services: Commercial Risk Solutions, Reinsurance Solutions, Retirement Solutions, Health Solutions, and Data & Analytic Services. Collectively, these products and service lines make up our one segment: Aon United. In addition, the Company is continuing to expand on Aon United growth initiatives through its New Ventures Group.
In 2020, our consolidated total revenue was $11,066 million. This includes $4,690 million in Commercial Risk Solutions, $1,814 million in Reinsurance Solutions, $1,753 million in Retirement Solutions, $1,655 million in Health Solutions, and $1,171 million in Data & Analytic Services, before intercompany eliminations.
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

Reinsurance Solutions includes treaty and facultative reinsurance and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests on an integrated basis. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, and mergers and acquisitions. We partner with insurers, reinsurers, investment firms, and corporations in executing innovative risk management products, capital market solutions and corporate finance advisory services.
Retirement Solutions includes core retirement, investment consulting, and human capital. Retirement consulting specializes in providing organizations across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration, and legal and compliance consulting. Investment consulting provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments, and foundations. Within investment consulting, our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. It partners with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. Human capital delivers advice and solutions that help clients accelerate business outcomes by improving the performance of their people including, assessment, optimized deployment, and the design, alignment, and benchmarking of compensation to business strategy and performance outcomes.
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
Data & Analytic Services includes Affinity, Aon Inpoint, CoverWallet, and ReView. Affinity specializes in developing, marketing and administering customized insurance programs and specialty market solutions for Affinity organizations and their members or affiliates. Aon Inpoint draws on the Global Risk Insight Platform, one of Aon’s proprietary databases, and is dedicated to making insurers, reinsurers. and other financial services participants more competitive by providing data, analytics, engagement, and consulting services. CoverWallet is a leading digital insurance platform for small- and medium-sized businesses dedicated to delivering exceptional client experiences to new and existing clients by leveraging data and analytics and a technology-enabled operating model to provide choice, transparency and convenience. ReView draws on another Aon proprietary database and broker market knowledge to provide advisory services, analysis, and benchmarking to help reinsurers more effectively meet the needs of cedents through the development of more competitive, innovative, and efficient risk transfer options.
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
Competition
Our business operates in a highly competitive and fragmented environment. We compete with other global insurance brokers and consulting companies, including Marsh & McLennan Companies, Inc., WTW, and Arthur J Gallagher & Company, as well as numerous other global specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.
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
Investment, securities, and futures licensing authorities also govern certain business activities. For example, in the U.S., we use Aon Securities, LLC, an indirect, wholly owned subsidiary of Aon, and a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority (“FINRA”) and Securities Investor Protection Corporation, for capital management transaction and advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
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
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 2% of our consolidated total revenues in 2020. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2020.

Human Capital Management
Aon United, Our Culture and Human Capital Strategy
Our colleagues are the cornerstone of Aon's success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. We approach every aspect of our business based on our Aon United Blueprint. Colleagues are trained upon hire under our Aon Impact Model, which supports the belief that businesses thrive when the people they serve flourish. The model sets behavioral expectations, embracing Aon's diverse capabilities, and shared cultural values to ensure colleagues are contributing towards a distinctive, high-performing, and inclusive Aon United culture.
Colleagues
As of December 31, 2020, we employed approximately 50,000 employees and conducted our operations in more than 120 countries and sovereignties. We know that our colleagues’ diverse talents, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, grow, and retain the best talent in the industry. Our Colleague Mission is a central part of our Aon United Blueprint and is a key enabler to realizing our aspirations and purpose as a firm. We are committed to building thriving teams with the brightest talent, providing them opportunities to grow, rewarding them for their contributions, and supporting their journey to become the person and professional they want to be.
Pandemic Response
In 2020, we shifted the vast majority of our colleagues to remote work in response to the COVID-19 pandemic. The historic steps we’ve taken to build our Aon Business Services platform were instrumental in our response. Acting early, we began offering tools and services for enabling remote work and avoiding disruption in client service while emphasizing our commitment to colleague health and well-being. Our programs and policies on flexible work, leadership development, learning, telemedicine, childcare, sick leave, social and emotional health, rapidly evolved to meet the new normal and create a “new better” for our colleagues based on where they live and work.
Training and Development
We invest significant resources to develop the talent needed to remain at the forefront of innovation and make Aon an attractive employment destination. To make sure colleagues are on the right track for their career path, colleagues complete a variety of curricula to meet their career stage goals. We provide our colleagues what they need to learn, grow, and become the leaders our clients seek, and our communities need. From self-guided Aon University courses to our Leading Aon United and advanced learning programs, the curriculum is aligned to the Aon United Blueprint and the four expectations of the Aon Impact Model: Create Client Value, Develop Teams, Enable Innovation, and Deliver Business Results. Our use of virtual based learning and development programs during the COVID-19 pandemic has allowed us to continue these efforts despite most of our workforce being virtual during 2020.
Colleague Engagement and Retention
Providing an engaging and rewarding colleague experience is a top priority for our firm and understanding colleagues’ feedback helps us reach that goal. We use a variety of channels to facilitate open, on-going, and direct communication, including open forums with executives, pulse check surveys, and engagement through our Business Resource Groups, which are our independent, voluntary, non-profit associations that provide input, take action, and help identify opportunities for our firm to further its diversity, equity and inclusion commitments. In response to the challenging events of 2020, we updated our engagement survey process by offering more frequent pulse check surveys to understand how colleagues are engaging with their teams, the firm, and clients, so we can gather insights more rapidly and take timely action to address feedback. The pulse check surveys for 2020 have been focused on topics such as manager and leadership support, especially in how we serve clients; colleague well-being, inclusion and diversity; and the Aon United Blueprint. This feedback provides management a better understanding of evolving colleague viewpoints, and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see Part I, Item 1A. “Risk Factors” in this report.
Rewards
In addition to an inspired purpose and culture, we are proud to offer our colleagues a total rewards program that combines competitive pay, incentive opportunities, and benefits. Our compensation programs, including salary, recognition, cash and equity incentives, connect to our formal performance management and career development approach and serve to reward colleagues for their impact both in what they accomplish for clients, colleagues, and shareholders and how they achieve those results. We maintain a global commitment to colleague well-being and play a key role in supporting colleagues across the physical, emotional, financial, and social spectrum. Our comprehensive benefit programs are competitive for the markets in which we operate and aligned with our values and culture.

Inclusion and Diversity
A diverse and inclusive workforce is a business imperative and key to Aon’s long-term success. We emphasize the recruitment, hiring, development, and retention of diverse talent, including women and underrepresented groups. To recruit and hire a diverse community of the best talent, we’ve built partnerships with a wide range of organizations, schools, and universities, and we specifically source talent from diverse communities. Aon is committed to creating a workplace environment that fosters mutual dignity, respect, and equal employment opportunity. We have formal initiatives and policies designed to promote an inclusive workplace free of discrimination and harassment, where colleagues are treated and compensated fairly and equitably. Along with policies and initiatives, we encourage colleague input and action to make sure we create the diverse and inclusive workplace to which we aspire. The commitment starts at the top with our Board of Directors and the standing Inclusion and Diversity Sub-Committee of the Board. Our Global Inclusive Leadership Council is chaired by our Chief Executive Officer and Chief People Officer. Regional Inclusive Leadership Councils and colleague-led Business Resource Groups support execution and provide additional opportunities for colleagues to lead the firm to achieve a truly inclusive environment. We are focused on being a firm that is representative of the communities in which we operate. We believe diversity drives insight, and that by giving all talent a voice, we are encouraging the development of top talent that will produce the best outcomes for clients.
Our Apprenticeship Program
Apprenticeship programs help build a talent pipeline of highly skilled and diverse professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, Aon can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles.
Aon's two-year Apprenticeship Program, which was implemented in the U.S. and U.K. in 2017 and 2012, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience by providing motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. Over 290 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K. In 2020 we announced our commitment to expand this program to include additional U.S. cities outside of Chicago's metropolitan area to the following six metropolitan areas hiring over 100 apprentices: Houston, Minneapolis, New York, Philadelphia, San Francisco, and Washington, DC.
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating, Finance, and Inclusion & Diversity Committees, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the New York Stock Exchange (“NYSE”), we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share at our investor relations link located at the bottom of the page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
Item 1A.    Risk Factors
Risk Factors Summary
The risk factors set forth below reflect risks associated with our businesses and the industries in which we operate generally. Some of the more significant risk factors are summarized below.
Risks Related to Our Business
•An overall decline in economic and business activity could have a material adverse effect on the financial condition and results of operations of our business.
•If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.

•Revenues from commission arrangements may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.
Financial Risks
•We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Similarly, changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
•A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
•Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities, or cause us to adjust previously recognized tax assets and liabilities.
•We are a holding company and, therefore, may not be able to receive dividends or other payments in needed amounts from our subsidiaries.
Legal and Regulatory Risks
•We are subject to E&O claims against us as well as other contingencies and legal proceedings, some of which, if determined unfavorably to us, could have a material adverse effect on our financial condition or results of operations.
•Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or subject us to legal and regulatory actions.
Operational Risks
•Our results of operations have been adversely affected and could be materially adversely affected in the future by the COVID-19 global pandemic.
•Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other professional personnel.
Risks Related to Technology, Cybersecurity, and Data Protection
•We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results.
•Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation.
Risks Related to the Combination
•The Combination is subject to customary closing conditions, including conditions related to regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material impact on the value of the combined company. Failure to close the Combination could negatively impact our share price and future business and financial results.
•While the Combination is pending, we are subject to business uncertainties related to our relationships with employees, clients and suppliers, which could adversely affect our business and operations. These uncertainties could also adversely affect the combined company following the Combination.
Risks Related to Being a Non-U.S. Company
•We are incorporated in Ireland, and Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
•As an Irish public limited company, certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.
Risk Factors
The risk factors set forth below reflect risks associated with our existing and potential businesses and the industries in which we operate generally and contain “forward-looking statements” as discussed in the “Business” Section of Part I, Item 1 of this report. Readers should consider these risks in addition to the other information contained in this report because our business, financial condition, or results of operations could be materially adversely affected if any of these risks were to actually occur and the occurrence of such risks could cause our actual results to differ materially from those stated in or implied by the forward-looking statements in this document and elsewhere.
Risks Related to Our Business
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
As a global professional services firm, we compete with global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. We compete with respect to service, delivery of insights, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have better financial, technical and marketing resources, broader customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.
In addition, alliances among competitors or mergers of competitors could affect our market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop.
Our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to respond to the need for technological changes, innovate faster, respond better to evolving client demand and industry conditions, or price their services more aggressively than we do. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for market share more effectively than we do. Further, new and non- traditional competitors, our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our market share. This competition is further intensified by an industry trend where clients engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the to the evolving competition we face, our financial condition or results of operations might be adversely affected.
If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality advice and solutions. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability, or lose the client relationship altogether. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships.
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. For example, in our investment consulting business, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice, which poses risks of liability exposure and costs of defense and increased insurance premiums. Many of our clients are businesses that actively share information among themselves about the quality of service they receive from their vendors. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients.

Damage to our reputation could have a material adverse effect on our business.
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:
•the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition, and put pressure on pricing;
•fluctuation in the need for insurance;
•the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;
•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not generally indexed for inflation and do not automatically increase with premium as does commission-based compensation; and
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker
•growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both commercial insurance and reinsurance markets
The profitability of our consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
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
Our investment consulting business provides advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to failures on our part or to events entirely outside of our control, including but not limited to uncertainty or volatility in financial markets due to economic, political, and regulatory conditions or pandemics. Plaintiffs have, and may continue to, file individual and class action lawsuits alleging investment consultants have charged excessive fees, given improper advice due to conflicts of interest, or recommended investments that underperformed other investments available at the time. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction and diversion of other resources. If any lawsuit – against the Company or any other investment consultant – results in a large adverse verdict, the size of the verdict or resultant negative adverse publicity may prompt the filing of additional lawsuits. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions.
The anticipated benefits of the redomiciliation from the U.K. to Ireland may not be realized.
In April 2020, we changed the jurisdiction of incorporation for our parent company from the U.K. to Ireland by means of a scheme of arrangement under English law (the “Reorganization”). At the time of the Reorganization we expected, and we continue to expect, that the Reorganization will, among other things, provide greater certainty around ongoing access to existing U.S. treaties with other EU member countries from which we derive benefit. However, we may not realize the benefits we anticipate from the Reorganization, which could have an adverse effect on our business.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 55% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a competitive disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against certain adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $1,192 million at December 31, 2020 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $102 million was restricted to its use as of December 31, 2020. Funds held on behalf of clients and insurers were $5.7 billion at December 31, 2020 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2020, these long-term investments had a carrying value of $74 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.

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
As of December 31, 2020, we had total consolidated debt outstanding of approximately $7.7 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2020, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2020 were A- with a stable outlook (Standard & Poor’s, or “S&P”), BBB+ with a negative outlook (Fitch, Inc., or “Fitch”), and Baa2 with a stable outlook (Moody’s Investor Services, or “Moody’s”). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us (currently or as a combined company after the closing of the transaction with WTW) or our industry, or as a consequence of actions we take to implement our corporate strategies. A change in our credit rating could adversely limit our access to capital and our competitive position.
Our global effective tax rate is subject to a variety of different factors, which could create volatility in that tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
We are, and anticipate we will be, subject to income taxes in Ireland, the U.K., the U.S. and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation or regulations, the continuing development of regulations and other governmental action that affect the application of such legislation, our global mix of earnings, the use of global funding structures, the tax characteristics of our income, the effect of complying with transfer pricing requirements under laws of many different countries on our revenues and costs, the consequences of acquisitions and dispositions of businesses and business segments. In addition, we could be subject to increased taxation as a result of changes in eligibility for the benefits of current income tax treaties between and among Ireland, the U.K., the U.S and other countries, including any future amendments to the current income tax treaties between and among such countries, or any new statutory or regulatory provisions that might limit our ability to take advantage of any such treaties. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities. Our actual global tax rate may vary from our expectation and that variance may be material.
We are, and anticipate we will be, subject to tax audits conducted by Ireland, the U.K., the U.S., and other tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. The tax laws and regulations in Ireland, the U.K., the U.S., and the other tax jurisdictions in which the we operate are inherently complex, and we will be obligated to make judgments and interpretations about the application of these laws and regulations to our operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in tax laws and regulations, including any changes in the interpretation of such tax authorities, or from audits and other matters. Our inability to mitigate the negative consequences of such actions could cause our global effective tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
The global effective tax rate that will apply subsequent to Brexit might become uncertain and may vary from expectations.
As further discussed below, on January 31, 2020, the U.K. withdrew as a member of the E.U., commonly referred to as Brexit, and the UK has since ratified a trade and cooperation agreement governing its future relationship with the E.U., which is being applied provisionally from January 1, 2021 until it is also ratified by the European Parliament and the Council of the E.U. The changes (which are ongoing) in applicable law and regulatory oversight of our operations caused by Brexit in the U.K. and the member states of the E.U. will impact how we conduct business in the U.K., within the E.U., and between the U.K. and the E.U., which may result in changes in the countries in which we derive a portion of our global earnings. As a result, our actual global effective tax rate may vary from expectations and that variance may be material as a result of Brexit.
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
Under U.S. GAAP, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or other long-lived assets may not be recoverable include a decline in our share price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. We may experience unforeseen circumstances that adversely affect the value of our goodwill or other long- lived assets and trigger an evaluation of the recoverability of the recorded goodwill and other long-lived assets. Future goodwill or other long-lived asset impairment charges could materially impact our consolidated financial statements.
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
In addition, we provide a variety of guarantees and indemnifications to our customers and others. In the event of a default, our potential exposure is equal to the amount of the guarantee or indemnification.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the Irish Companies Act, the U.S. securities laws, rules, and regulations, the rules and regulations promulgated by the FCA and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy and protection, trade sanctions laws, restrictions and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the overall structure of our business units, the type of services and prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations or conflict between them also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, impose additional licensure requirements or costs to our operations and services, or cause us to cease offering certain services or solutions. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, including through acquisitions, we may become subject to additional types of laws and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. Regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements respecting data privacy, data security, and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; changes in tax regulations in the jurisdictions in which we operate; regulatory actions or changes that require us to change our compensation model; or additional regulations promulgated by , regulatory bodies in jurisdictions in which we operate.
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
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions, which could consume significant management time and resources and could have adverse effects on our business and operations. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest, which exist or could exist any time we or any of our employees have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when we are providing services to multiple parties in connection with a transaction. We also provide services to advise and assist in satisfying all our clients’ needs from all our businesses, creating a greater potential for conflicts with advisory services.
Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not adequately identified and managed, this could then lead to failure or perceived failure to protect the client’s interests, with consequential regulatory and reputational risks, including litigation or enforcement actions that could adversely affect us and our operations. Identifying conflicts of interest may also prove particularly difficult as we continue to bring systems and information together and integrate newly acquired businesses. In addition, we may not be able to adequately address such conflicts of interest.
Insurance intermediaries have traditionally been remunerated by base commissions paid by insurance carriers in respect of insurance placements for clients, or by fees paid by clients. Intermediaries also obtain other revenue from insurance carriers. This revenue, when derived from carriers in their capacity as insurance markets (as opposed to as corporate clients of the intermediaries where they may be purchasing insurance or reinsurance or other non-market related services), is commonly known as market derived income (“MDI”). MDI is another example of an area in which potential conflicts of interest may arise. This revenue may be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition, conduct and anti-bribery laws and regulations. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing consulting services to carriers. While accepting MDI is a lawful and acceptable business practice, we cannot predict whether our position will result in regulatory or other scrutiny and our controls may not be fully effective.
Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many jurisdictions and effective trademark, copyright, patent, and trade secret protection may not be available or adequate in every country or jurisdiction in which we offer our services or employ our colleagues. Additionally, our competitors may develop products similar to our products that do not conflict with our related intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
Operational Risks
Our results of operations have been adversely affected and could be materially adversely affected in the future by the COVID-19 global pandemic.
The COVID-19 global pandemic has created significant public health concerns and significant volatility, uncertainty, and economic disruption in every region where we operate.
A number of evolving factors related to the global pandemic and the post-pandemic recovery period may influence the duration, nature and extent of the impact on our business and financial results. Such factors include worldwide macroeconomic conditions, including interest rates, employment rates, consumer confidence and spending, gross domestic product, property values, and changes in client behavior, and foreign exchange rates in each of the markets in which we operate; business closures; changes in laws, regulations (including those changes that may provide for extended premium payment terms), and guidance; court decisions and litigation trends; a decline in business and the ability of counterparties to pay for our services on time or at all; an increased number of E&O claims in those areas impacted by the pandemic, as well as an increase in the incidence or severity of E&O claims against us and our market partners; our ability to sell and provide our services, including due to the impact of travel restrictions, lockdowns, quarantines, social distancing, and alternative work arrangements; the health of, and the effect of the pandemic on, our employees; political disruption; potential effects on our internal controls and risk mitigation processes, including those over financial reporting, as a result of changes in working environments for our employees and business partners; resurgences of spread; identification of new, more contagious variants of the virus; resulting “lockdowns,” government restrictions or recommendations; and uncertainties in vaccine manufacturing, accessibility and adoption.
In addition, the continuing COVID-19 pandemic may again create significant disruptions in the credit or financial markets, or impact our credit ratings, which could adversely affect our ability to access capital on favorable terms or at all.
Finally, the impact of the COVID-19 pandemic may heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and stock price.
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
Furthermore, the U.K. formally withdrew from the E.U., commonly referred to as Brexit, and ratified a trade cooperation agreement governing its future relationship with the E.U. The agreement, which is being applied provisionally from January 1, 2021 until it is ratified by the European Parliament and the Council of the E.U., addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the E.U. as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains. We have significant operations and a substantial workforce within the country, and we enjoy certain benefits based on the U.K.’s membership in the E.U., and the lack of clarity around the future relationship between the U.K. and the E.U. creates uncertainty that may have a material impact on our business and operations. We may also be required to incur additional expense as we adapt to and create the ability to operate within the new political and regulatory environment.
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
Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other professional personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Competition for experienced professional personnel is intense, and we are constantly working to retain, attract and develop these professionals. If we cannot successfully do so, our business, operating results, and financial condition could be adversely affected. While we have plans for key management succession and long-term compensation plans designed to retain our senior management team and critical colleagues, if our succession plans and retention programs do not operate effectively, our business could be adversely affected. We also are committed to diversity and inclusion and strive to maintain an equitable work environment that unlocks the full potential of all of our personnel. If we are unsuccessful in maintaining such a work environment, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with operating in, and sourcing from, foreign countries, including:
•difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;
•hyperinflation in certain foreign countries;
•conflicting regulations in the countries in which we do business;
•imposition of investment requirements or other restrictions by foreign governments;
•longer payment cycles;
•greater difficulties in collecting accounts receivable;
•insufficient demand for our services in foreign jurisdictions;
•our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;
•the reliance on or use of third parties to perform services on behalf of the Company;
•disparate tax regimes;
•restrictions on the import and export of technologies; and
•trade barriers.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, extreme weather, or other climate events; pandemic health events, and man-made disasters, including acts of terrorism, civil unrest, violence, military actions, and cyber-terrorism. The continued threat of terrorism and other events or disasters may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger energy shortages, public health issues, or an economic downturn or instability in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, health plan providers, investment managers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third- party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
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
In connection with the implementation of our corporate strategies and initiatives, we face risks associated with, among others, the acquisition or disposition of businesses, the integration and development of acquired businesses, and the entry into new lines of business or products.
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
We may enter new lines of business or offer new products and services within existing lines of business either through acquisitions or through initiatives to generate organic revenue growth. These new lines of business, products, and services present the Company with additional risks, particularly in instances where the markets are new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will be not be successful; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, product or service, integrating the acquired business into our systems and culture, recruiting and retaining experienced professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business, products, or services. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
We are subject to various risks and uncertainties in connection with the sale of the Divested Business.
On May 1, 2017, the Company completed the sale of the benefits administration and business process outsourcing business (the “Divested Business) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”). This transaction carries inherent risks, including the risk that we will not earn the $500 million of additional consideration or otherwise realize the intended value of the transaction.
Risks Related to Technology, Cybersecurity, and Data Protection
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios due to COVID-19. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, attacks to our systems and networks and have from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us or our third-party vendors could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
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
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, in 2020 there have been a number of new privacy laws around the globe including Brazil, California, South Africa and Dubai. We have had to implement new requirements set out in these laws within our business before the effective date causing distraction from other aspects of our business. Additionally the US Privacy Shield was invalidated by the EU causing significant uncertainty for business transferring personal data from the EU to the US. New guidance issued to firms will require time to implement and may require significant effort to review and effect applicable changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new privacy regulations and there to be amendments to existing regulations as governments continue to legislate in respect of personal data. We have and will continue to incur expenses and devote resources to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
Our business performance and growth plans could be negatively affected if we are not able to develop and implement technology-based solutions to support our business operations or if we are not able to effectively drive value for our clients through innovation and technology-based solutions.
Our success depends, in part, on our ability to enhance and implement the technology systems necessary to operate our businesses and to achieve intended efficiencies and improvements. We may not be successful in anticipating or responding to rapid and continuing changes in technology, industry standards and client preferences. The effort to gain technological expertise, develop new technologies in our business, and achieve internal efficiencies through technology require us to incur significant expenses.
We also make investments in technology-based solutions, including data and analytics solutions, for our clients. If we cannot innovate as quickly as our competitors, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements. For example, we have invested significantly in the development of our proprietary data and analytics tools including repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors are developing competing data and analytics tools, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Innovations in software, cloud computing, data and analytics or other technologies that alter how our services are delivered could significantly undermine our investment in the business if we are slow to innovate or unable to take advantage of these developments.
Risks Related to the Combination
The Combination is subject to customary closing conditions, including conditions related to regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material impact on the value of the combined company.
The closing of the pending combination of the Combination is subject to a number of customary conditions, and there can be no assurance that the conditions to the closing of the Combination will be satisfied or waived (to the extent applicable). The failure to satisfy the required conditions could delay the closing of the Combination for a significant period of time or prevent the closing of the Combination from occurring at all. These closing conditions include, among others, the approval of the scheme by the Irish High Court and certain antitrust related clearances, including under the Hart–Scott–Rodino Antitrust Improvements Act (the “HSR Act”), the European Commission Merger Regulation and the antitrust laws of the other required antitrust jurisdictions.
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
In addition, the closing conditions include other legal and regulatory conditions, such as (i) the sanction by the Irish High Court of the scheme and the delivery of the court order to the Irish Registrar of Companies, (ii) the approval by the NYSE of the listing of all of our Class A ordinary shares to be issued in connection with the scheme and (iii) the absence of any law or order that restrains, enjoins, makes illegal or otherwise prohibits the closing of the Combination.
The Combination is also subject to other customary closing conditions, including: (i) the Business Combination Agreement not having been terminated in accordance with its terms; (ii) the accuracy of each party’s representations and warranties made in the Business Combination Agreement, subject to specified materiality standards; (iii) the absence of a material adverse effect with respect to each party since March 9, 2020; and (iv) the performance and compliance by each party of all of its obligations and compliance with all of its covenants under the Business Combination Agreement in all material respects. There can be no assurance that the conditions to the closing of the Combination will be satisfied or waived or that the Combination will be completed within the expected time frame, or at all.
In addition, if the Combination is not completed by March 9, 2021 (or June 9, 2021 or September 9, 2021, if extended under the terms of the Business Combination Agreement, if applicable, or such earlier date as may be specified by the Irish Takeover Panel), either we or WTW may choose not to proceed with the Combination. The parties can mutually decide to terminate the Business Combination Agreement at any time.
Failure to close the Combination could negatively impact our share price and future business and financial results.
If the Combination is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the potential benefits of having closed the Combination, we will be subject to a number of risks, including the following:
•we will be required to pay certain costs and expenses relating to the Combination;
•if the Business Combination Agreement is terminated under specified circumstances, we may be obligated to reimburse certain Combination expenses of WTW or, if terminated under other circumstances related to a failure to obtain the required antitrust clearances, pay to WTW a termination fee equal to $1 billion;
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our securities;
•the manner in which clients, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or to obtain renewals in the marketplace;
•matters relating to the Combination (including integration planning) may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;
•the Business Combination Agreement restricts us, without WTW’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the Combination occurs or the Business Combination Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other business changes to our business that may arise prior to the closing of the Combination or the termination of the Business Combination Agreement; and
•we could be subject to litigation related to any failure to close the Combination or related to any enforcement proceeding commenced against us to perform our obligations under the Business Combination Agreement.
If the Combination does not close, these risks may materialize and may adversely affect our business, financial results and share price.
While the Combination is pending, we are subject to business uncertainties related to our relationships with employees, clients and suppliers, which could adversely affect our business and operations. These uncertainties could also adversely affect the combined company following the Combination.
Uncertainty about the effect of the Combination on employees, clients and suppliers may have an adverse effect on us and, consequently, on the combined company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the closing of the Combination and for a period of time thereafter, and could cause clients, suppliers and others who deal with us to seek to delay or defer business decisions, to change or terminate existing business relationships with us, or for potential clients to choose other partners instead of us or to take other actions as a result of the Combination that could negatively impact the combined company’s and/or our revenues, earnings, cash flows and the market price of our securities. Employee retention may be particularly challenging during the pendency of the Combination because employees may experience uncertainty about their future roles with the combined company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be harmed and its ability to realize the anticipated benefits of the Combination could be adversely affected. Further, uncertainty around the timing of the closing may heighten risk of employee attrition
If completed, the Combination may not achieve its intended results.
We entered into the Business Combination Agreement with the expectation that the Combination would result in various benefits, including, among other things, synergies at the combined company, a comprehensive and more innovative product portfolio, diversified growth profile and broad geographic reach. Achieving the anticipated benefits of the Combination is subject to a number of uncertainties, including whether our and WTW’s businesses can be integrated in an efficient and effective manner. Failure to achieve, a delay in achieving, or an increase in the costs to achieve, these anticipated benefits, in whole or in part, could result in increased costs or decreases in expected revenues and could adversely affect the combined company’s future business, financial condition, operating results and cash flows. Additionally, if any governmental agencies, in connection with the Combination, require divestitures or place restrictions on the conduct of the combined company’s business after the closing of the Combination, such requirements or restrictions could reduce the anticipated benefits of the Combination.
We and WTW may be unable to successfully integrate their operations. Failure to successfully integrate our and WTW’s businesses in the expected timeframe may adversely affect the future results of the combined company.
Our and WTW’s ability to realize the anticipated benefits of the Combination will depend, to a large extent, on the ability to integrate our and WTW’s business. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, significant management attention and resources will be devoted to integrating our and WTW’s business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full expected benefits. A failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the Combination could adversely affect the combined company’s results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others: the diversion of management attention to integration matters; difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses; difficulties in the integration of operations and systems; unanticipated costs, delays and other hardships to integration efforts, including any such costs, delays or hardships, caused by pandemic, epidemic or outbreak of an infectious disease, including COVID-19 and the resulting travel and operations restrictions; difficulties in the assimilation of employees and culture; difficulties in managing the expanded operations of a larger and more complex company; challenges in retaining existing clients and obtaining new clients; and challenges in attracting and retaining key personnel.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in expected revenues and diversion of management’s time and attention, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the operations of our and WTW’s businesses are integrated successfully, the full benefits of the Combination, including the synergies, cost savings or sales or growth opportunities that are expected, may not be realized within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our and WTW’s businesses. All of these factors could decrease or delay the expected accretive effect of the Combination and negatively impact the combined company’s results of operations.
We have incurred and will incur substantial Combination fees and costs in connection with the Combination.
We have incurred and expect to incur a number of non-recurring substantial Combination-related costs associated with the closing of the Combination, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial, and a portion of them will be incurred regardless of whether the Combination closes. Non-recurring Combination costs include, but are not limited to, fees paid to legal, financial and accounting advisors, retention, severance, change in control and other integration-related costs, filing fees and printing costs.
Additional unanticipated costs may be incurred in connection with the closing and the integration of our and WTW’s businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental Combination-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all, and these costs could adversely affect our financial conditions and results of operation prior to the closing and of the combined company following the closing.
The global effective tax rate that will apply to the combined group subsequent to the Combination is uncertain and may vary from expectations.
There can be no assurance that closing of the Combination pursuant to the Business Combination Agreement, will allow the combined group to maintain any particular global effective corporate tax rate. No assurances can be given as to what the combined group’s global effective tax rate will be after the closing of the Combination because of, among other things, uncertainty regarding the jurisdictions in which the combined group will derive income and the amounts derived thereof, uncertainty regarding the ability and the time necessary to integrate business operations and entities, and uncertainty regarding the tax policies of the jurisdictions in which it will operate. As a result, the combined group’s actual global effective tax rate may vary from expectations following the Combination and that variance may be material.
Litigation filed against WTW and/or Aon could prevent or delay the completion of the transaction or result in the payment of damages following completion of the transaction.
WTW, Aon and members of the WTW Board may in the future be parties, among others, to various claims and litigation related to the Business Combination Agreement and the transaction. The results of complex legal proceedings are difficult to predict, and could delay or prevent the transaction from being completed in a timely manner, and could result in substantial costs to Aon and WTW, including, but not limited to, costs associated with the indemnification of their respective directors and officers.
One of the conditions to the closing of the transaction is that no order (whether temporary or permanent) has been issued, promulgated, made, rendered or entered into by any court or other tribunal of competent jurisdiction which restrains, enjoins, makes illegal or otherwise prohibits the consummation of the transaction (excluding certain laws and orders unrelated to the required antitrust clearances and the required regulatory clearances). Consequently, if plaintiffs are successful in obtaining an injunction prohibiting WTW and Aon from completing the transaction on the terms contemplated by the Business Combination Agreement, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether.
Risks Related to Being an Irish-incorporated Company
We are incorporated in Ireland, and Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland, based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
In addition, depending on the circumstances, the acquisition, ownership and/or disposition of our ordinary shares may subject shareholders to different or additional tax consequences under Irish law including, but not limited to, Irish stamp duty, dividend withholding tax and capital acquisitions tax.
As an Irish public limited company, certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.
Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. The Company’s constitution authorizes our directors to allot shares up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. Under Irish law, an allotment authority may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of shares being sought or approved.
Irish law also generally provides shareholders with statutory pre-emption rights when new shares are issued for cash. However, it is possible for such statutory pre-emption rights to be dis-applied in a company’s constitution or by a special resolution of shareholders. Such dis-application of pre-emption rights may be given in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another special resolution. The Company’s constitution dis-applies statutory pre-emption rights up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. This dis-application will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter. Under Irish law, a dis-application of statutory pre-emption rights may be given for up to five years at each renewal, but governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of unissued shares being sought or approved.
Irish law requires us to have available “distributable profits” to pay dividends to shareholder and generally to make share repurchases and redemptions
Under Irish law, we may only pay dividends and, generally, make share repurchases and redemptions from distributable profits. Distributable profits may be created through the earnings of the Company or other methods (including certain intra-group reorganizations involving the capitalization of the Company’s un-distributable profits and their subsequent reduction). While it is our intention to maintain a sufficient level of distributable profits in order to pay dividends on our ordinary shares and make share repurchases, there is no assurance that the Company will maintain the necessary level of distributable profits to do so.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at Metropolitan Building, James Joyce Street, Dublin 1, Ireland, where we occupy approximately 43,000 square feet of space under an operating lease agreement that expires in 2032. The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	391,000	2028
4 Overlook Point, Lincolnshire, Illinois	242,000	2024
165 Broadway, New York, New York	237,000	2028
122 Leadenhall Street, London, England	195,000	2034
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. Due to COVID-19, the vast majority of colleagues are working remotely. We will reoccupy our remaining offices as local mandates are lifted and once protocols are in place to ensure a safe work environment. See Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2020.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 16 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 19, 2021 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	56	President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. He was named an Executive Officer in February 2017.

Gregory C. Case	58	Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. He also served as Aon’s President from April 2005 to May 2018. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, a global management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey’s Global Insurance Practice and was a member of McKinsey’s governing Shareholders’ Committee. Prior to joining McKinsey, Mr. Case worked for the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.
Christa Davies	49	Chief Financial Officer. Ms. Davies became Executive Vice President - Global Finance in November 2007. In March 2008, Ms. Davies assumed the additional role of Chief Financial Officer. Prior to joining Aon, Ms. Davies served for 5 years in various capacities at Microsoft Corporation, an international software company, most recently serving as Chief Financial Officer of the Platform and Services Division. Before joining Microsoft in 2002, Ms. Davies served at ninemsn, an Australian joint venture with Microsoft.
Anthony Goland	61	Chief Innovation Officer. Mr. Goland joined Aon in September 2015 as Chief Human Resources Officer and served in that position through October 2018. Prior to joining Aon, Mr. Goland spent 30 years at McKinsey & Company, where he was a leader of the firm’s financial services, financial inclusion, and organization practices. Prior to McKinsey, he had experience with J.P. Morgan and IBM, and before that he volunteered and served as a Sergeant in the U.S. Army.
Michael Neller	42	Chief Accounting Officer and Global Controller. Mr. Neller joined Aon in August 2011 as its Vice President, Technical Accounting and Policy. From December 2011 to February 2018, Mr. Neller served as Aon’s Deputy Global Controller. In this role, he was responsible for Aon’s Latin America and North America regions, as well as global accounting policy, corporate accounting, and external reporting. Before joining Aon, Mr. Neller served from July 2009 to August 2011 as a Senior Manager of KPMG LLP, an international public accounting firm, in its Department of Professional Practice (National Office). He was named Senior Vice President and Global Controller in February 2018.
Lisa Stevens	50	Chief People Officer. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.
Andy Weitz	44	Global Chief Marketing Officer. Mr. Weitz joined Aon in 2014 as Senior Vice President for Global Marketing and Communications. Before joining Aon, Mr. Weitz was President and CEO of the U.S. region for Hill + Knowlton Strategies, a global strategic communications consultancy. Prior to Hill + Knowlton, Mr. Weitz worked at Marsh, Inc., a global insurance brokerage, and served in various roles at Trilogy, Inc. a software company.
Darren Zeidel	49	General Counsel and Company Secretary. Mr. Zeidel was named General Counsel and Company Secretary in July 2019. Prior to this Mr. Zeidel held several leadership roles with Aon, including as Deputy General Counsel immediately prior to his appointment; Global Chief Counsel - Corporate, Retirement & Investment and Health Exchanges from 2017 to 2019; and Global Chief Counsel of Aon Hewitt upon joining Aon in 2012 to 2017. Before this Mr. Zeidel worked for Honeywell, where he held business segment general counsel roles in the aerospace strategic business unit and at Honeywell UOP LLC. Mr. Zeidel began his career as an Associate in the Mergers and Acquisitions group in the New York office of Skadden, Arps, Slate, Meagher & Flom, LLP.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A Ordinary Shares, $0.01 nominal value per share, are traded on the NYSE under the trading symbol AON.
On February 18, 2021, the last reported sale price of our ordinary shares as reported by the NYSE was $227.26 per share. We have approximately 375 holders of record of our Class A Ordinary Shares as of February 18, 2021.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/20 – 10/31/20	704,343	$205.51	704,343	$918,034,066
11/1/20 – 11/30/20	1,047,119	$199.55	1,047,119	$5,709,085,686
12/1/20 – 12/31/20	2,142,958	$208.25	2,142,958	$5,262,824,022
	3,894,420	$205.41	3,894,420	$5,262,824,022
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any unregistered sales of equity in 2020.
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
Item 6.    Selected Financial Data
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2020 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our 2020 financial results from continuing operations:
•Revenue increased $53 million, or 0%, to $11,066 million in 2020 compared to 2019, reflecting 1% organic revenue growth, offset by a 1% unfavorable impact from divestitures, net of acquisitions. Organic revenue growth for the year was driven by strength in the core portions of the business, partially offset by a decline in the more discretionary portions.
•Operating expenses decreased $559 million, or 6%, to $8,285 million in 2020 compared to 2019 due primarily to a $451 million decrease in restructuring charges, a $138 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter, expense discipline in an effort to proactively manage liquidity due to uncertainties surrounding COVID-19 and its impact on the Company, including lower travel and entertainment expense, and a $42 million favorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”), partially offset by $123 million of transaction costs related to the pending combination with WTW and a $37 million increase in expenses related to acquisitions, net of divestitures.
•Operating margin increased to 25.1% in 2020 from 19.7% in 2019. The increase in operating margin from the prior year is primarily driven by organic revenue growth of 1% and a decrease in operating expenses as listed above.
•Due to the factors set forth above, net income from continuing operations was $2,017 million in 2020, an increase of $443 million, or 28%, from 2019.
•Diluted earnings per share from continuing operations was $8.45 per share during the twelve months of 2020 compared to $6.37 per share for the prior year period.
•Cash flows provided by operating activities was $2,783 million in 2020, an increase of $948 million, or 52%, from $1,835 million in 2019, primarily due to working capital improvements, including improved collections and actions taken to proactively manage liquidity, a $288 million decrease in restructuring cash outlays, and strong operational improvement. The prior year period included approximately $130 million of net cash payments related to legacy litigation.
We focus on four key non-GAAP metrics that we communicate to shareholders: organic revenue growth (decline), adjusted operating margins, adjusted diluted earnings per share, and free cash flows. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements and Notes thereto (the “Consolidated Financial Statements”). The following is our measure of performance against these four metrics from continuing operations for 2020:
•Organic revenue growth (decline), a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth (Decline),” was 1% in 2020, compared to 6% organic growth in the prior year. Organic revenue growth was driven by strength in the core portions of our business, partially offset by a decline in the more discretionary portions.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 28.5% in 2020, compared to 27.5% in the prior year. The increase in adjusted operating margin primarily reflects expense discipline, including lower travel and entertainment expense, increased operating leverage across the portfolio, and 1% organic revenue growth, partially offset by a $47 million decrease in fiduciary investment income and an unfavorable impact from foreign currency translation of $12 million.

•Adjusted diluted earnings per share from continuing operations, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $9.81 per share in 2020, an increase of $0.64 per share, or 7%, from $9.17 per share in 2019. The increase in adjusted diluted earnings per share primarily reflects strong operational performance and effective capital management, highlighted by $1.8 billion of share repurchase during 2020, partially offset by an unfavorable impact from foreign currency translation.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $2,642 million in 2020, an increase of $1,032 million, or 64%, from $1,610 million in 2019, driven by an increase of $948 million in cash flows from operations and a $84 million decrease in capital expenditures. The prior year included $75 million of capital expenditures related to the restructuring program.
IRELAND REORGANIZATION
For a description of the Ireland Reorganization, see Part I, Item 1. “Business - Ireland Reorganization” in this report.
BUSINESS COMBINATION AGREEMENT
On March 9, 2020, Aon and WTW, entered into a Business Combination Agreement with respect to a combination of the parties. At the effective date of the Combination, WTW shareholders will be entitled to receive 1.08 newly issued Class A ordinary shares of Aon in exchange for each ordinary share of WTW held by such holders. The Combination is subject to Irish Takeover Rules. The Business Combination Agreement contains certain operating covenants relating to the conduct of business of both parties in the interim period until the transaction is completed. These covenants require both parties to operate their respective businesses in all material respects in the ordinary course of business consistent with past practice. In addition, these covenants restrict each party from engaging in certain actions unless a party obtains the prior written consent of the other party. These actions relate to, among other things, authorizing or paying dividends above a specified rate; issuing or authorizing for issuance additional securities; salary, benefits or other compensation and employment-related matters; capital management, debt and liquidity matters; engaging in mergers, acquisitions and dispositions; entering into or materially modifying material agreements; entering into material litigation-related settlements; and making other corporate, tax and accounting changes. The parties’ respective shareholders approved the Combination on August 26, 2020. On October 30, 2020, Aon and WTW amended the Business Combination Agreement to provide that, at the effective date of the transaction, there will be 12 members of Aon’s Board of Directors, including one director mutually agreed by the parties.
The parties continue to work with regulators, including the Antitrust Division of the U.S. Department of Justice (which, as previously disclosed, has delivered a “Second Request” pursuant to the HSR Act) and the European Commission (which, as previously disclosed, has initiated a Phase II review of the Combination) to obtain the required approvals to close the Combination. Aon expects to close the Combination in the first half of 2021, subject to regulatory approval and customary closing conditions.
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
As the situation continues to evolve, and the scale and duration of disruption cannot be predicted, it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. We are focused on navigating these challenges and potential future impacts to our business presented by COVID-19 through preserving our liquidity and managing our cash flow by taking proactive steps to enhance our ability to meet our short-term liquidity needs and support a commitment to no layoffs of our colleagues due to COVID-19. Such actions include, but are not limited to, issuing $1 billion of our new 10-year senior unsecured notes on May 12, 2020 and using the proceeds to repay short-term debt and for other corporate purposes, and reducing our discretionary spending, including limiting discretionary spending on mergers and acquisitions. We also temporarily suspended our share buyback program and temporarily reduced compensation for named executive officers, directors, and colleagues during the second quarter, as a precautionary measure, focusing on implementing cash and expense discipline measures. After carefully monitoring the situation, we determined it was appropriate, based on macroeconomic conditions and business performance, to resume share buyback during the third quarter. In addition, temporarily reduced salaries for non-executives were restored at the end of the second quarter and withheld salaries, plus 5% of the withheld salary amounts, were repaid in the third quarter. Temporarily reduced salaries for named executive officers and cash compensation reductions for non-executive directors were fully reinstated and the withheld amounts were paid in full during the fourth quarter.
While the ultimate public health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net revenues, earnings, and cash flows, will be adversely impacted, depending on the duration and severity of the downturn, as well as governmental or other regulatory policies and actions that may impact our business or operations. Our revenues can be generalized into two categories: core and more discretionary arrangements. Core revenues tend to be highly-recurring and non-discretionary, where the services are typically regulated, required, or necessary costs of managing the risk of doing business. As expected, in the fourth quarter of 2020 our core revenues did not experience a significant decrease due to the impacts of COVID-19; however, if the economic downturn becomes more severe, we expect that certain services within our core business may be negatively impacted as well. More discretionary revenues tend to include project-related services, where as expected, in the fourth quarter of 2020 we saw an impact from decreases in revenue due to the impacts of COVID-19. The impacts of the pandemic on our business operations and results of operations for the fourth quarter of 2020 are further described in the section entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part II, Item 7 of this report.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow:

	Years ended December 31
(millions)	2020	2019	2018
Revenue
Total revenue	$11,066	$11,013	$10,770
Expenses
Compensation and benefits	5,905	6,054	6,103
Information technology	444	494	484
Premises	291	339	370
Depreciation of fixed assets	167	172	176
Amortization and impairment of intangible assets	246	392	593
Other general expense	1,232	1,393	1,500
Total operating expenses	8,285	8,844	9,226
Operating income	2,781	2,169	1,544
Interest income	6	8	5
Interest expense	(334)	(307)	(278)
Other income (expense)	12	1	(25)
Income from continuing operations before income taxes	2,465	1,871	1,246
Income tax expense	448	297	146
Net income from continuing operations	2,017	1,574	1,100
Net income (loss) from discontinued operations	1	(1)	74
Net income	2,018	1,573	1,174
Less: Net income attributable to noncontrolling interests	49	41	40
Net income attributable to Aon shareholders	$1,969	$1,532	$1,134
Diluted net income per share attributable to Aon shareholders
Continuing operations	$8.45	$6.37	$4.29
Discontinued operations	—	—	0.30
Net income	$8.45	$6.37	$4.59
Weighted average ordinary shares outstanding - diluted	233.1	240.6	247.0
Consolidated Results for 2020 Compared to 2019
Revenue
Total revenue increased $53 million, or 0%, to $11,066 million in 2020, compared to $11,013 million in 2019. The increase was driven by 1% organic revenue growth, partially offset by a 1% unfavorable impact from divestitures, net of acquisitions. Organic revenue growth for the year was driven by strength in the core portions of the business, partially offset by a decline in the more discretionary portions.
Commercial Risk Solutions revenue increased $17 million, or less than 1%, to $4,690 million in 2020, compared to $4,673 million in 2019. Organic revenue growth was 3% in 2020, driven by growth across most major geographies, including solid growth in the U.S. and Canada and double-digit growth in Latin America, driven by strong retention and management of the renewal book portfolio, partially offset by a decline in the more discretionary portions of our book globally. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $128 million, or 8%, to $1,814 million in 2020, compared to $1,686 million in 2019. Organic revenue growth was 10% in 2020 driven by double-digit growth in treaty and in facultative placements, reflecting continued net new business generation. In addition, market impact was modestly positive on results.

Retirement Solutions revenue decreased $64 million, or 4%, to $1,753 million in 2020, compared to $1,817 million in 2019. Organic revenue decline was 2% in 2020 driven primarily by a decline in Human Capital for rewards and assessment services and a modest decline in the discretionary portions of Retirement and Investments, partially offset by growth in the core portions of Retirement and Investments.
Health Solutions revenue decreased $12 million, or 1%, to $1,655 million in 2020, compared to $1,667 million in 2019. Organic revenue decline was 1% in 2020 driven by a decrease primarily related to COVID-19, including a reduction primarily reflecting the annualized impact of lower employment levels and lower renewals, and a decline in the more discretionary portions of the business. Results were further negatively impacted by a one-time adjustment of $16 million related to revenue that was recorded across multiple years and was identified in connection with the implementation of a new system, partially offset by growth internationally.
Data & Analytic Services revenue decreased $13 million, or 1%, to $1,171 million in 2020, compared to $1,184 million in 2019. Organic revenue decline was 5% in 2020 driven by a decrease in the travel and events practice globally.
Compensation and Benefits
Compensation and benefits decreased $149 million, or 2%, in 2020 compared to 2019. The decrease was primarily driven by a $205 million decrease in restructuring charges and a $26 million favorable impact from foreign currency translation, partially offset by a $17 million increase in expenses related to acquisitions, net of divestitures, and an increase in expense associated with 1% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $50 million, or 10%, in 2020 compared to 2019. The decrease was primarily driven by a $39 million decrease in restructuring charges and expense discipline.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $48 million, or 14%, in 2020 compared to 2019. The decrease was primarily driven by a $33 million decrease in restructuring charges and a decrease related to reduced office occupancy.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $5 million, or 3%, in 2020 compared to 2019. The decrease was primarily driven by a $14 million decrease in restructuring charges.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $146 million, or 37%, in 2020 compared to 2019. The decrease was primarily driven by a $138 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter.
Other General Expenses
Other general expenses decreased $161 million, or 12%, in 2020 compared to 2019. The decrease was primarily driven by a $160 million decrease in restructuring charges and a temporary reduction of certain expenses, primarily travel and entertainment, partially offset by $123 million of transaction costs related to the pending combination with WTW and a $13 million increase in expenses related to acquisitions, net of divestitures.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $6 million in 2020, a decrease of $2 million, or 25%, from 2019, reflecting the currency composition of operating cash.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $334 million in 2020, an increase of $27 million, or 9%, from 2019. The increase was driven primarily by higher outstanding debt balances.

Other Income (Expense)
Total other income was $12 million in 2020, compared to other income of $1 million in 2019. Other income in 2020 primarily includes a $25 million gain on the sale of certain businesses, $13 million of pension and other postretirement income, and $4 million of equity earnings, partially offset by $12 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $11 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates, and $7 million of expense related to the prepayment of $600 million Senior Notes due September 2020. Other income in 2019 primarily includes a $13 million gain on the sale of certain businesses, $9 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, $9 million of pension and other postretirement income, and $4 million of equity earnings, partially offset by $34 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates.
Income from Continuing Operations before Income Taxes
Due to factors discussed above, income from continuing operations before income taxes was $2,465 million in 2020, a 32% increase from $1,871 million in 2019.
Income Taxes from Continuing Operations
The effective tax rate on net income from continuing operations was 18.2% in 2020 and 15.9% in 2019. The primary driver of the 2020 tax rate is the geographical distribution of income, as well as net favorable discrete items including the impact of share-based payments.
The 2019 tax rate was primarily driven by the geographical distribution of income including restructuring charges, as well as net favorable discrete items including the impact of share-based payments.
Net Income from Discontinued Operations
Net income from discontinued operations was $1 million in the twelve months ended December 31, 2020, compared to a net loss from discontinued operations of $1 million in 2019.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders increased to $1,969 million, or $8.45 per diluted share, in 2020, compared to $1,532 million, or $6.37 per diluted share, in 2019.
Consolidated Results for 2019 Compared to 2018
We have elected not to include a discussion of our consolidated results for 2019 compared to 2018 in this report in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 14, 2020.
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

	Twelve Months Ended
	Dec 31, 2020	Dec 31, 2019	% Change	Less: Currency Impact(1)	Less: Fiduciary Investment Income(2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline)(3)
Commercial Risk Solutions	$4,690	$4,673	—%	—%	—%	(3)%	3%
Reinsurance Solutions	1,814	1,686	8	—	(1)	(1)	10
Retirement Solutions	1,753	1,817	(4)	—	—	(2)	(2)
Health Solutions	1,655	1,667	(1)	(2)	—	2	(1)
Data & Analytic Services	1,171	1,184	(1)	—	—	4	(5)
Elimination	(17)	(14)	N/A	N/A	N/A	N/A	N/A
Total revenue	$11,066	$11,013	—%	—%	—%	(1)%	1%

	Twelve Months Ended
	Dec 31, 2019	Dec 31, 2018	% Change	Less: Currency Impact(1)	Less: Fiduciary Investment Income(2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline)(3)
Commercial Risk Solutions	$4,673	$4,652	—%	(3)%	—%	(4)%	7%
Reinsurance Solutions	1,686	1,563	8	(2)	1	(1)	10
Retirement Solutions	1,817	1,865	(3)	(2)	—	(3)	2
Health Solutions	1,667	1,596	4	(3)	—	2	5
Data & Analytic Services	1,184	1,105	7	(3)	—	6	4
Elimination	(14)	(11)	NA	NA	NA	NA	NA
Total revenue	$11,013	$10,770	2%	(3)%	—%	(1)%	6%
(1)Currency impact is determined by translating prior period's revenue at this period's foreign exchange rates.
(2)Fiduciary investment income for the years ended December 31, 2020, 2019, and 2018 was $27 million, $74 million, and $53 million, respectively.
(3)Organic revenue growth (decline) includes the impact of intercompany activity, changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentages):

	Years ended December 31
	2020	2019	2018
Revenue from continuing operations	$11,066	$11,013	$10,770

Operating income from continuing operations	$2,781	$2,169	$1,544
Restructuring	—	451	485
Amortization and impairment of intangible assets (1)	246	392	593
Legacy litigation (2)	—	13	75
Transaction costs (3)	123	—	—
Operating income from continuing operations - as adjusted	$3,150	$3,025	$2,697

Operating margin from continuing operations	25.1%	19.7%	14.3%
Operating margin from continuing operations - as adjusted	28.5%	27.5%	25.0%
(1)Included in the twelve months ended December 30, 2018 was a $176 million non-cash impairment charge taken on certain assets and liabilities held for sale.
(2)During the fourth quarter of 2019 we settled legacy litigation that had been reported in a prior year as an adjustment to GAAP earnings. In connection with the settlement, we recorded a $13 million charge in 2019, which represents the difference between the amount accrued in the prior year and the final settlement amount of the legacy litigation.
(3)Certain transaction costs associated with the Combination will be incurred prior to the expected completion of the Combination in the first half of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees required to complete the Combination.

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

A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2020
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$2,781	$369	$3,150
Interest income	6	—	6
Interest expense	(334)	—	(334)
Other income (expense) (1)	12	—	12
Income before income taxes from continuing operations	2,465	369	2,834
Income tax expense (2)	448	51	499
Net income from continuing operations	2,017	318	2,335
Net income (loss) from discontinued operations (3)	1	—	1
Net income	2,018	318	2,336
Less: Net income attributable to noncontrolling interests	49	—	49
Net income attributable to Aon shareholders	$1,969	$318	$2,287

Diluted net income per share attributable to Aon shareholders
Continuing operations	$8.45	$1.36	$9.81
Discontinued operations	—	—	—
Net income	$8.45	$1.36	$9.81

Weighted average ordinary shares outstanding — diluted	233.1	—	233.1
Effective tax rates (2)
Continuing operations	18.2%		17.6%
Discontinued operations	24.1%		24.1%

	Year Ended December 31, 2019
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$2,169	$856	$3,025
Interest income	8	—	8
Interest expense	(307)	—	(307)
Other income (expense) (1)	1	—	1
Income before income taxes from continuing operations	1,871	856	2,727
Income tax expense (2)	297	181	478
Net income from continuing operations	1,574	675	2,249
Net income (loss) from discontinued operations (3)	(1)	—	(1)
Net income	1,573	675	2,248
Less: Net income attributable to noncontrolling interests	41	—	41
Net income attributable to Aon shareholders	$1,532	$675	$2,207

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$6.37	$2.80	$9.17
Discontinued operations	—	—	—
Net income	$6.37	$2.80	$9.17

Weighted average ordinary shares outstanding — diluted	240.6	—	240.6
Effective tax rates (2)
Continuing operations	15.9%		17.5%
Discontinued operations	47.4%		47.4%

	Year Ended December 31, 2018
(millions, except per share data)	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income from continuing operations	$1,544	$1,153	$2,697
Interest income	5	—	5
Interest expense	(278)	—	(278)
Other income (expense) (1)	(25)	37	12
Income before income taxes from continuing operations	1,246	1,190	2,436
Income tax expense (2)	146	233	379
Net income from continuing operations	1,100	957	2,057
Net income (loss) from discontinued operations (3)	74	(82)	(8)
Net income	1,174	875	2,049
Less: Net income attributable to noncontrolling interests	40	—	40
Net income attributable to Aon shareholders	$1,134	$875	$2,009

Diluted net income (loss) per share attributable to Aon shareholders
Continuing operations	$4.29	$3.87	$8.16
Discontinued operations	0.30	(0.33)	(0.03)
Net income	$4.59	$3.54	$8.13

Weighted average ordinary shares outstanding — diluted	247.0	—	247.0
Effective tax rates (2)
Continuing operations	11.7%		15.6%
Discontinued operations	15,949.3%		29.7%
(1)Adjusted Other income (expense) excludes pension settlement charges of $37 million for the year ended 2018.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with estimated Restructuring Plan expenses, legacy litigation, transaction costs, accelerated tradename amortization, impairment charges and non-cash pension settlement charges, which are adjusted at the related jurisdictional rates. In addition, tax expense excludes the tax impacts of the sale of the disposal group and enactment date impacts of the Tax Cuts and Jobs Act of 2017.
(3)Adjusted Net income (loss) from discontinued operations excludes the gain on sale of discontinued operations of $82 million for the year ended 2018. The effective tax rate was further adjusted for the applicable tax impact associated with the gain on sale and intangible asset amortization, as applicable.
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

Years Ended December 31	2020	2019	2018
Cash provided by continuing operating activities	$2,783	$1,835	$1,686
Capital expenditures used for continuing operations	(141)	(225)	(240)
Free cash flow provided by continuing operations	$2,642	$1,610	$1,446
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
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.03 unfavorable impact on net income per diluted share during the year ended December 31, 2020. Currency fluctuations had a $0.19 unfavorable impact on net income per diluted share during the year ended December 31, 2019, when 2018 results were translated at 2019 rates. Currency fluctuations had a $0.08 favorable impact on net income per diluted share during the year ended December 31, 2018, when 2017 results were translated at 2018 rates.
Translating prior year results at current year foreign currency exchange rates, currency fluctuations had a $0.04 unfavorable impact on adjusted net income per diluted share during the year ended December 31, 2020. Currency fluctuations had a $0.23 unfavorable impact on adjusted net income per diluted share during the year ended December 31, 2019, when 2018 results were translated at 2019 rates. Currency fluctuations had a $0.09 favorable impact on adjusted net income per diluted share during the year ended December 31, 2018, when 2017 results were translated at 2018 rates. These translations are performed for comparative purposes only and do not impact the accounting policies or practices for amounts included in the Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flows provided by operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, and restructuring activities. We believe that cash flows from operations, available credit facilities, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements over the long-term.
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. Such actions include, but are not limited to, issuing $1 billion of 10-year senior unsecured notes on May 12, 2020 and using the proceeds to repay short-term debt and for other corporate purposes, and reducing our discretionary spending, including limiting discretionary spending on mergers and acquisitions. We also temporarily suspended our share buyback program and temporarily reduced compensation for named executive officers, directors, and colleagues during the second quarter, as a precautionary measure to protect our liquidity, focusing on implementing cash and expense discipline measures. After carefully monitoring the situation, we determined it was appropriate, based on macroeconomic conditions and business performance, to resume share buyback during the third quarter. In addition, temporarily reduced salaries for non-executives were restored at the end of the second quarter and withheld salaries, plus 5% of the withheld salary amounts, were repaid in the third quarter. Temporarily reduced salaries for named executive officers and cash compensation reductions for non-executive directors were fully reinstated and the withheld amounts were paid in full during the fourth quarter.
We expect to have the ability to meet our cash needs for the next 12 months and beyond through the use of Cash and cash equivalents, Short-term investments, funds available under our credit facilities and commercial paper programs, and cash flows from operations. Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. In the second quarter, we issued $1 billion in 2.80% Senior Notes due May 2030, from which a portion of the proceeds were used to repay our $600 million 5.00% senior notes in June 2020, which were scheduled to mature in September 2020. Additionally, in the third quarter, Aon Global Holdings plc established the European Commercial Paper Program for €625 million, subsequently the previous European Commercial Paper Program, established by Aon Global Limited for €525 million, was withdrawn in the quarter, increasing the aggregate outstanding borrowings under the European program by €100 million. In February of 2021 we repaid the $400 million 2.80% Senior Notes that were due to mature in March 2021, which further reduced our debt obligations.
We believe our liquidity position at December 31, 2020 remains strong as evidenced by strong cash flows in the quarter and significant cash, cash equivalent and short-term investment balances. Given the significant uncertainties of economic conditions due to COVID-19, we will continue to closely monitor and actively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums and claims in Fiduciary assets in the Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Our Fiduciary assets included cash and short-term investments of $5.7 billion and $5.2 billion at December 31, 2020 and 2019, respectively, and fiduciary receivables of $8.1 billion and $6.7 billion at December 31, 2020 and 2019, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2020, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2020 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-Term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$884	$—	$3,216	$4,100
Money market funds	—	308	2,473	2,781
Cash and short-term investments	884	308	5,689	6,881
Fiduciary receivables	—	—	8,109	8,109
Total	$884	$308	$13,798	$14,990
Cash and cash equivalents increased $94 million in 2020 compared to 2019. A summary of our cash flows provided by and used for continuing operations from operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2020	2019	2018
Cash provided by operating activities	$2,783	$1,835	$1,686
Cash provided by (used for) investing activities	$(679)	$(229)	$31
Cash used for financing activities	$(2,088)	$(1,493)	$(1,699)
Effect of exchange rates changes on cash and cash equivalents	$78	$21	$(118)
Operating Activities
Net cash provided by operating activities during the twelve months ended December 31, 2020 increased $948 million, or 52%, from the prior year to $2,783 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and the collection of receivables.
Pension Contributions
Pension contributions were $120 million for the twelve months ended December 31, 2020, as compared to $135 million for the twelve months ended December 31, 2019. In 2021, we expect to contribute approximately $122 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flows used for investing activities in continuing operations during the twelve months ended December 31, 2020 were $679 million, an increase of $450 million compared to prior year. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $170 million at December 31, 2020 as compared to December 31, 2019. As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2020, the Company completed the acquisition of six businesses for consideration of $368 million, net of cash acquired, and the disposition of one businesses for a $30 million cash inflow, net of cash sold.
During 2019, the Company completed the acquisition of three businesses for consideration of $39 million, net of cash acquired, and the disposition of eight businesses for a $52 million cash inflow, net of cash sold.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $141 million in 2020 and $225 million in 2019, primarily related to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flows used for financing activities in continuing operations during the twelve months ended December 31, 2020 were $2,088 million, an increase of $595 million compared to prior year. Generally, the primary drivers of cash flows used for financing activities are share repurchases, issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations. Although the Company temporarily suspended its share Repurchase Program in the first half of the year, the Company resumed share buyback during the third quarter based on macroeconomic conditions and business performance.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2020	2019
Shares repurchased	8.5	10.5
Average price per share	$206.28	$186.33
Costs recorded to retained earnings
Total repurchase cost	$1,761	$1,950
Additional associated costs	2	10
Total costs recorded to retained earnings	$1,763	$1,960
At December 31, 2020, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $5.3 billion. Under the Repurchase Program, we have repurchased a total of 137.3 million shares for an aggregate cost of approximately $14.7 billion.

Borrowings
Total debt at December 31, 2020 was $7.7 billion, an increase of $0.4 billion compared to December 31, 2019. Commercial paper activity during the years ended December 31, 2020 and 2019 is as follows (in millions):

	Twelve months ended December 31
	2020	2019
Total issuances(1)	$3,162	$4,812
Total repayments	(3,275)	(4,941)
Net repayments	$(113)	$(129)
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
On March 2020, the Company’s $400 million 2.80% Senior Notes due March 2021 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is in less than one year.
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
Subsequent Events
On January 13, 2021, Aon Global Limited, a limited company organized under the laws of England and Wales and a wholly owned subsidiary of Aon plc, issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes, which were set to mature in March 2021, for the redemption of all $400 million outstanding aggregate principal amount of the notes. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Other Liquidity Matters
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Following the Ireland Reorganization, we must reestablish distributable profits of the parent entity and will regularly create distributable profits as required to meet our capital needs. As of December 31, 2020 and December 31, 2019 (associated with Aon Global Limited), we had distributable profits in excess of $0.2 billion and $32.4 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
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

As of December 31, 2020, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2020, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the twelve months ended December 31, 2020.
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
The major rating agencies’ ratings of our debt at February 19, 2021 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
On March 11, 2020, Fitch Inc. (“Fitch”) placed our ‘BBB+’ rating on Rating Watch Negative (versus a prior Stable Outlook) following the announcement of the Combination. Negative Watch indicates that our Fitch rating could stay at its present level or potentially be downgraded. In its rating action commentary, Fitch states “rating expectations will unfold after further transaction details emerge and after Fitch evaluates both companies ongoing financial results prior to the projected first half 2021 closing”. We are committed to managing our current investment grade ratings. Any downgrade in the credit ratings of our senior debt or commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, restrict our access to the commercial paper market altogether, or impact future pension contribution requirements.
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2020, the undiscounted maximum potential future payments under the lease guarantee were $55 million, with an estimated fair value of $8 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2020.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2020, the undiscounted maximum potential future payments under the performance guarantees were $104 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2020.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit (“LOC”). We had total LOCs outstanding of approximately $79 million at December 31, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $113 million at December 31, 2020, compared to $110 million at December 31, 2019.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 16 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” at the beginning of this report.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2020 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. Refer to Note 9 “Lease Commitments” for further information.
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions. Refer to Note 12 “Employee Benefits” for further information.
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
We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity.
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

Aon Global Limited Notes
2.80% Senior Notes due March 2021 (1)
4.00% Senior Notes due November 2023
3.50% Senior Notes due June 2024
3.875% Senior Notes due December 2025
2.875% Senior Notes due May 2026
4.25% Senior Notes due December 2042
4.45% Senior Notes due May 2043
4.60% Senior Notes due June 2044
4.75% Senior Notes due May 2045

(1) The 2.80% Senior Notes due March 2021 were repaid in full on February 16, 2021. Refer to Note 8 “Debt” for more information.

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
Aon Corporation, Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, and Aon Corporation together comprise the ‘Obligor group’. The following tables set forth summarized financial information for the Obligor group.
Adjustments are made to the tables to eliminate intercompany balances and transactions between the Obligor group. Intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries are presented as separate line items within the summarized financial information. These balances are presented on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. No balances or transactions of non-guarantor subsidiaries are presented in the summarized financial information, including investments of the Obligor group in non-guarantor subsidiaries.

Obligor Group
Summarized Statement of Income Information
Twelve Months Ended
(millions)	December 31, 2020
Revenue	$—
Operating income	$(174)
Income (expense) from non-guarantor subsidiaries before income taxes	$(642)
Net income (loss) from continuing operations	$(988)
Net income (loss) attributable to Aon shareholders	$(988)

Obligor Group
Summarized Statement of Financial Position Information
As of
(millions)	December 31, 2020
Receivables due from non-guarantor subsidiaries	$1,196
Other current assets	137
Total current assets	$1,333

Non-current receivables due from non-guarantor subsidiaries	$516
Other non-current assets	894
Total non-current assets	$1,410

Payables to non-guarantor subsidiaries	$15,167
Other current liabilities	1,695
Total current liabilities	$16,862

Non-current payables to non-guarantor subsidiaries	$5,396
Other non-current liabilities	8,871
Total non-current liabilities	$14,267

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
Retirement Solutions includes core retirement, investment consulting, and human capital. Revenue consists primarily of fees paid by customers for consulting services. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
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
Data & Analytic Services includes Affinity, Aon Inpoint, CoverWallet, and ReView. Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.
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
As of December 31, 2020, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our unrecognized actuarial gains and losses, the number of years over which we are amortizing the experience loss, and the estimated 2021 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Unrecognized actuarial gains and losses	$1,329	$1,812	$514
Amortization period	8 to 26 years	6 to 24 years	13 to 36 years
Estimated 2021 amortization of loss	$34	$78	$14
The U.S. had no unrecognized prior service cost (credit) at December 31, 2020. The unrecognized prior service cost (credit) at December 31, 2020 was $43 million, and $(7) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2020, the market-related value of assets was $2.1 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2020, the fair value of plan assets was $2.3 billion. Our non-U.S. plans use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2020:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	2.04%	2.65 - 6.56%	1.70 - 2.65%
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
Holding all other assumptions constant, the following table reflects what a 25 basis point (“bps”) increase and decrease in our discount rate would have on our projected benefit obligation at December 31, 2020 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 bps Change in Discount Rate
	Increase	Decrease
U.K. plans	$(299)	$242
U.S. plans	$(100)	$105
Other plans	$(70)	$75
(1)Increases to the projected benefit obligation reflect increases to our pension obligations, while decreases in the projected benefit obligation are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the projected benefit obligation.
Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our discount rate would have on our estimated 2021 pension expense (in millions):

	25 bps Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$1	$(1)
U.S. plans	$2	$(2)
Other plans	$1	$(1)
Holding all other assumptions constant, the following table reflects what a 25 bps increase and decrease in our long-term rate of return on plan assets would have on our estimated 2021 pension expense (in millions):

	25 bps Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(16)	$16
U.S. plans	$(5)	$5
Other plans	$(4)	$4
Estimated future contributions
We estimate cash contributions of approximately $122 million to our pension plans in 2021 as compared with cash contributions of $120 million in 2020.

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
The largest plan is the Leadership Performance Plan (“LPP”), which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2018 to 2020 performance period ended on December 31, 2020, the 2017 to 2019 performance period ended on December 31, 2019, and the 2016 to 2018 performance period ended on December 31, 2018. The LPP currently has two open performance periods: 2019 to 2021 and 2020 to 2022. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2020 expense by approximately $7.2 million, while a 10% downward adjustment would have decreased our expense by approximately $7.2 million.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2020, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2021 and 2022. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $28 million and $14 million at December 31, 2021 and 2022, respectively.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.03 impact during the twelve months ended December 31, 2020. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.04 impact during the twelve months ended December 31, 2020 if we were to translate prior year results at current quarter exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $58 million to each of 2021 and 2022 pretax income. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $58 million to each of 2021 and 2022 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $8.8 billion and $7.4 billion as of December 31, 2020 and December 31, 2019, respectively. The fair value was greater than the carrying value by $1,471 million at December 31, 2020, and $815 million greater than the carrying value at December 31, 2019. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2020.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Aon plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Aon plc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had net deferred tax assets of $462 million at December 31, 2020. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Chicago, Illinois
February 19, 2021

Aon plc
Consolidated Statements of Income

	Years ended December 31
(millions, except per share data)	2020	2019	2018
Revenue
Total revenue	$11,066	$11,013	$10,770
Expenses
Compensation and benefits	5,905	6,054	6,103
Information technology	444	494	484
Premises	291	339	370
Depreciation of fixed assets	167	172	176
Amortization and impairment of intangible assets	246	392	593
Other general expense	1,232	1,393	1,500
Total operating expenses	8,285	8,844	9,226
Operating income	2,781	2,169	1,544
Interest income	6	8	5
Interest expense	(334)	(307)	(278)
Other income (expense)	12	1	(25)
Income from continuing operations before income taxes	2,465	1,871	1,246
Income tax expense	448	297	146
Net income from continuing operations	2,017	1,574	1,100
Net income (loss) from discontinued operations	1	(1)	74
Net income	2,018	1,573	1,174
Less: Net income attributable to noncontrolling interests	49	41	40
Net income attributable to Aon shareholders	$1,969	$1,532	$1,134

Basic net income per share attributable to Aon shareholders
Continuing operations	$8.49	$6.42	$4.32
Discontinued operations	—	—	0.30
Net income	$8.49	$6.42	$4.62
Diluted net income per share attributable to Aon shareholders
Continuing operations	$8.45	$6.37	$4.29
Discontinued operations	—	—	0.30
Net income	$8.45	$6.37	$4.59
Weighted average ordinary shares outstanding - basic	231.9	238.6	245.2
Weighted average ordinary shares outstanding - diluted	233.1	240.6	247.0
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2020	2019	2018
Net income	$2,018	$1,573	$1,174
Less: Net income attributable to noncontrolling interests	49	41	40
Net income attributable to Aon shareholders	1,969	1,532	1,134
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	13	3	11
Foreign currency translation adjustments	263	14	(444)
Postretirement benefit obligation	(101)	(141)	17
Total other comprehensive income (loss)	175	(124)	(416)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	3	—	(4)
Total other comprehensive income (loss) attributable to Aon shareholders	172	(124)	(412)
Comprehensive income attributable to Aon shareholders	$2,141	$1,408	$722
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2020	2019
Assets
Current assets
Cash and cash equivalents	$884	$790
Short-term investments	308	138
Receivables, net	3,070	3,112
Fiduciary assets	13,798	11,834
Other current assets	624	602
Total current assets	18,684	16,476
Goodwill	8,666	8,165
Intangible assets, net	640	783
Fixed assets, net	599	621
Operating lease right-of-use assets	911	929
Deferred tax assets	724	645
Prepaid pension	1,280	1,216
Other non-current assets	610	570
Total assets	$32,114	$29,405

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,016	$1,939
Short-term debt and current portion of long-term debt	448	712
Fiduciary liabilities	13,798	11,834
Other current liabilities	1,171	1,086
Total current liabilities	17,433	15,571
Long-term debt	7,281	6,627
Non-current operating lease liabilities	897	944
Deferred tax liabilities	262	199
Pension, other postretirement, and postemployment liabilities	1,763	1,738
Other non-current liabilities	895	877
Total liabilities	28,531	25,956

Equity
Ordinary shares - $0.01 nominal value Authorized: 2020 - 500 shares; 2019 - 750 shares (issued: 2020 - 225.5; 2019 - 232.1)	2	2
Additional paid-in capital	6,312	6,152
Retained earnings	1,042	1,254
Accumulated other comprehensive loss	(3,861)	(4,033)
Total Aon shareholders' equity	3,495	3,375
Noncontrolling interests	88	74
Total equity	3,583	3,449
Total liabilities and equity	$32,114	$29,405
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at December 31, 2017	247.6	$5,777	$2,302	$(3,496)	$65	$4,648
Adoption of new accounting guidance	—	—	493	(1)	—	492
Balance at January 1, 2018	247.6	5,777	2,795	(3,497)	65	5,140
Net income	—	—	1,134	—	40	1,174
Shares issued — employee stock compensation plans	2.5	(148)	—	—	—	(148)
Shares purchased	(10.0)	—	(1,454)	—	—	(1,454)
Share-based compensation expense	—	338	—	—	—	338
Dividends to shareholders ($1.56 per share)	—	—	(382)	—	—	(382)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(440)	(4)	(444)
Net postretirement benefit obligation	—	—	—	17	—	17
Net purchases of shares from noncontrolling interests	—	—	—	—	(1)	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(32)	(32)
Balance at December 31, 2018	240.1	5,967	2,093	(3,909)	68	4,219
Net income	—	—	1,532	—	41	1,573
Shares issued — employee stock compensation plans	2.5	(130)	(1)	—	—	(131)
Shares purchased	(10.5)	—	(1,960)	—	—	(1,960)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.72 per share)	—	—	(410)	—	—	(410)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	14	—	14
Net postretirement benefit obligation	—	—	—	(141)	—	(141)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(35)	(35)
Balance at December 31, 2019	232.1	6,154	1,254	(4,033)	74	3,449
Adoption of new accounting guidance	—	—	(6)	—	—	(6)
Balance at January 1, 2020	232.1	6,154	1,248	(4,033)	74	3,443
Net income	—	—	1,969	—	49	2,018
Shares issued — employee stock compensation plans	1.9	(154)	—	—	—	(154)
Shares purchased	(8.5)	—	(1,763)	—	—	(1,763)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.78 per share)	—	—	(412)	—	—	(412)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	260	3	263
Net postretirement benefit obligation	—	—	—	(101)	—	(101)
Net purchases of shares from noncontrolling interests	—	(3)	—	—	(6)	(9)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(32)	(32)
Balance at December 31, 2020	225.5	$6,314	$1,042	$(3,861)	$88	$3,583

See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years ended December 31
(millions)	2020	2019	2018
Cash flows from operating activities
Net income	$2,018	$1,573	$1,174
Less: Income from discontinued operations, net of income taxes	1	(1)	74
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) from sales of businesses and investments, net	(25)	(13)	6
Depreciation of fixed assets	167	172	176
Amortization and impairment of intangible assets	246	392	593
Share-based compensation expense	312	317	338
Deferred income taxes	9	(36)	(225)
Change in assets and liabilities:
Fiduciary receivables	(1,140)	(409)	(679)
Short-term investments — funds held on behalf of clients	(316)	(1,246)	(320)
Fiduciary liabilities	1,456	1,655	999
Receivables, net	108	(371)	(127)
Accounts payable and accrued liabilities	186	(28)	25
Restructuring reserves	(127)	3	23
Current income taxes	(17)	(20)	34
Pension, other postretirement and postemployment liabilities	(141)	(156)	(259)
Other assets and liabilities	48	1	2
Cash provided by operating activities	2,783	1,835	1,686
Cash flows from investing activities
Proceeds from investments	64	61	71
Payments for investments	(97)	(113)	(80)
Net sales (purchases) of short-term investments — non-fiduciary	(167)	35	348
Acquisition of businesses, net of cash acquired	(368)	(39)	(58)
Sale of businesses, net of cash sold	30	52	(10)
Capital expenditures	(141)	(225)	(240)
Cash provided by (used for) investing activities	(679)	(229)	31
Cash flows from financing activities
Share repurchase	(1,763)	(1,960)	(1,470)
Issuance of shares for employee benefit plans	(149)	(131)	(149)
Issuance of debt	4,153	6,052	5,754
Repayment of debt	(3,882)	(4,941)	(5,417)
Cash dividends to shareholders	(412)	(410)	(382)
Noncontrolling interests and other financing activities	(35)	(103)	(35)
Cash used for financing activities	(2,088)	(1,493)	(1,699)
Effect of exchange rates on cash and cash equivalents	78	21	(118)
Net increase (decrease) in cash and cash equivalents	94	134	(100)
Cash and cash equivalents at beginning of year	790	656	756
Cash and cash equivalents at end of year	$884	$790	$656
Supplemental disclosures:
Interest paid	$326	$289	$266
Income taxes paid, net of refunds	$455	$353	$337
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.    Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
On April 1, 2020, a scheme of arrangement under English law was completed pursuant to which the Class A ordinary shares of Aon plc, a public limited company incorporated under the laws of England and Wales and the publicly traded parent company of Aon Global Limited, were cancelled and the holders thereof received, on a one-for-one basis, Class A ordinary shares of Aon plc, an Irish public limited company formerly known as Aon Limited (“Aon plc”), as described in the proxy statement filed with the SEC on December 20, 2019 (the “Ireland Reorganization”). Aon plc is a tax resident of Ireland. References in this report to “Aon,” the “Company,” “we,” “us,” or “our” for time periods prior to April 1, 2020 refer to Aon Global Limited. References in the Financial Statements to “Aon,” the “Company,” “we,” “us,” or “our” for time periods on or after April 1, 2020, refer to Aon plc.
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

Data & Analytic Services includes Affinity, Aon Inpoint, CoverWallet, and ReView. Revenue consists primarily of fees for services rendered and is generally recognized over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payment terms vary but are typically over the contract term in installments. For arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed.
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
At December 31, 2020, Cash and cash equivalents and Short-term investments totaled $1,192 million compared to $928 million at December 31, 2019. Of the total balance, $102 million and $110 million was restricted as to its use at December 31, 2020 and 2019, respectively. Included within the December 31, 2020 and 2019 balances, respectively, were £44.4 million ($60.2 million at December 31, 2020 exchanges rates) and £42.7 million ($55.5 million at December 31, 2019 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, which were included in Short-term investments.
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
Aon held fiduciary assets for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $5.7 billion and $5.2 billion at December 31, 2020 and

2019, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $98 million and $70 million at December 31, 2020 and 2019, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired in the acquisition of a business. Goodwill is allocated to applicable reporting units. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that their value of the reporting unit exceeds its carrying amount, then the Company will perform a quantitative analysis. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value limited to the total amount of the goodwill allocated to the reporting unit. Any resulting difference will be a charge to Amortization and impairment of intangible assets in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.
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
Right-of-use (“ROU”) assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. The Company has elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration received in a contract as a single lease component.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued new accounting guidance on simplifying the test for goodwill impairment. Previously the standard required an entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill was recorded, limited to the amount of goodwill allocated to that reporting unit. The new guidance removes Step 2. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new guidance was effective for Aon in the first quarter of 2020 and was adopted on a prospective basis. The adoption of this guidance had no impact on the Financial Statements.
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
Financial Disclosures about Guarantors
In March 2020, the SEC issued a final rule that amended the disclosure requirements related to certain registered securities under SEC Regulation S-X Rules 3-10 and 3-16 of Regulation S-X. The changes are intended to provide investors with material information given the specific facts and circumstances, make disclosures easier to understand, and reduce the cost and burdens to registrants. The final rule replaces the requirement to provide condensed consolidated financial information with a requirement to present summarized financial information of the issuers and guarantors in the registrant’s Management Discussion and Analysis section or in the financial statements and reduces the periods for which summarized financial information is presented to the most recent annual period and year-to-date interim period. The amendments became effective January 4, 2021, with early adoption permitted.
The Company elected to early adopt the final rule in the second quarter of 2020 and elected to present these disclosures in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued new accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in the existing guidance. It also clarifies certain aspects of the existing guidance to promote more consistent application. The new guidance is effective for Aon in the first quarter of 2021, with early adoption permitted. Different components of the guidance require retrospective, modified retrospective, or prospective adoption. The Company elected to early adopt this guidance in the fourth quarter of 2020 without an impact on the Financial Statements.

Changes to the Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued new accounting guidance related to the disclosure requirements for employers that sponsor defined benefit pension and other postretirement benefit plans. The guidance requires sponsors of these plans to provide additional disclosures, including weighted average interest rates used in the entity’s cash balance pension plans and a narrative description of reasons for any significant gains or losses impacting the benefit obligation for the period, and eliminates certain previous disclosure requirements. The new guidance is effective for Aon for the year ended December 31, 2020 and was adopted retrospectively in the Notes to Consolidated Financial Statements. There was no significant impact upon adoption.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years ended December 31
	2020	2019	2018
Commercial Risk Solutions	$4,690	$4,673	$4,652
Reinsurance Solutions	1,814	1,686	1,563
Retirement Solutions	1,753	1,817	1,865
Health Solutions	1,655	1,667	1,596
Data & Analytic Services	1,171	1,184	1,105
Elimination	(17)	(14)	(11)
Total revenue	$11,066	$11,013	$10,770
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years ended December 31
	2020	2019	2018
U.S.	$5,032	$5,016	$4,677
Americas other than U.S.	911	919	940
U.K.	1,579	1,502	1,555
Ireland	84	75	80
Europe, Middle East, & Africa other than U.K. and Ireland	2,236	2,263	2,333
Asia Pacific	1,224	1,238	1,185
Total revenue	$11,066	$11,013	$10,770

Contract Costs

Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2020	2019
Balance at beginning of period	$335	$329
Additions	1,360	1,453
Amortization	(1,360)	(1,447)
Impairment	—	—
Foreign currency translation and other	4	—
Balance at end of period	$339	$335

Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2020	2019
Balance at beginning of period	$171	$156
Additions	61	58
Amortization	(47)	(44)
Impairment	—	—
Foreign currency translation and other	(1)	1
Balance at end of period	$184	$171

4.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years ended December 31
	2020	2019	2018
Foreign currency remeasurement	$(12)	$9	$25
Disposal of businesses	25	13	(6)
Pension and other postretirement	13	9	1
Equity earnings	4	4	4
Extinguishment of debt	(7)	—	—
Financial instruments	(11)	(34)	(49)
Total	$12	$1	$(25)
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2020	2019	2018
Balance at beginning of period	$70	$62	$59
Adoption of new accounting guidance (1)	7	—	—
Adjusted balance at beginning of period	77	62	59
Provision	29	27	24
Accounts written off, net of recoveries	(6)	(19)	(25)
Foreign currency translation and other	(2)	—	4
Balance at end of period	$98	$70	$62
(1) The allowance for doubtful accounts resulted in a $7 million charge from the adoption of the new accounting standard on the measurement of credit losses on January 1, 2020. After tax impacts, this resulted in a $6 million decrease to Retained earnings. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2020	2019
Costs to fulfill contracts with customers	$339	$335
Taxes receivable	95	88
Prepaid expenses	111	97
Other (1)	79	82
Total	$624	$602
(1)December 31, 2019 includes $4 million previously classified as “Receivables from the Divested Business”.

Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2020	2019
Software	$808	$727
Leasehold improvements	375	358
Computer equipment	249	250
Furniture, fixtures and equipment	246	225
Construction in progress	155	183
Other	34	37
Fixed assets, gross	1,867	1,780
Less: Accumulated depreciation	1,268	1,159
Fixed assets, net	$599	$621
Depreciation expense, which includes software amortization, was $167 million, $172 million, and $176 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Other Non-current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2020	2019
Costs to obtain contracts with customers	$184	$171
Investments	74	53
Leases	89	100
Taxes receivable	125	102
Other	138	144
Total	$610	$570

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2020	2019
Deferred revenue (1)	$296	$270
Taxes payable	80	93
Leases	234	210
Other	561	513
Total	$1,171	$1,086
(1)$454 million and $532 million was recognized in the Consolidated Statements of Income during the twelve months ended December 31, 2020 and December 31, 2019, respectively.
Other Non-current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2020	2019
Taxes payable (1)	$561	$525
Leases	65	76
Compensation and benefits	53	49
Deferred revenue	76	62
Other	140	165
Total	$895	$877
(1)Includes $145 million for the non-current portion of the Transition Tax, as of December 31, 2020 and December 31, 2019. Refer to Note 11 “Income Taxes” for further information on the Transition Tax.
5. Restructuring
In 2017, Aon initiated a global restructuring plan (the “Restructuring Plan”) in connection with the Divested Business. The Restructuring Plan was intended to streamline operations across the organization and deliver greater efficiency, insight, and connectivity. The Company incurred all remaining costs for the Restructuring Plan, and the Restructuring Plan was closed in the fourth quarter of 2019. As such, for the year ended December 31, 2020, no charges were taken under the Restructuring Plan. For the years ended December 31, 2019 and 2018, $451 million and $485 million of restructuring expenses were charged under the Restructuring Plan.
As of December 31, 2019, the remaining liabilities for the Restructuring Plan were $204 million. During the year ended December 31, 2020, the Company made cash payments of $127 million, and the effect of foreign currency translation and other non-cash activity was $32 million, resulting in restructuring liabilities of $45 million as of December 31, 2020.

6.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed six acquisitions during the year ended December 31, 2020 and three acquisitions during the year ended December 31, 2019. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

For the year ended December 31, 2020
Consideration transferred
Cash	$385
Deferred, contingent, and other consideration	34
Aggregate consideration transferred	$419

Assets acquired
Cash and cash equivalents	$17
Receivables, net	19
Goodwill	314
Intangible assets, net	83
Current assets	16
Non-current assets	12
Total assets acquired	461
Liabilities assumed
Current liabilities	27
Non-current liabilities	15
Total liabilities assumed	42
Net assets acquired	$419
Intangible assets are primarily technology and customer-related and contract-based assets. Those intangible assets acquired as part of a business acquisition in 2020 had a weighted average useful economic life of 6 years. Acquisition related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2020 were $7 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2020 was approximately $44 million.
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
On January 1, 2019, the Company completed the transaction to acquire Chapka Assurances SAS based in France.
Completed Dispositions
The Company completed one disposition during the year ended December 31, 2020. The Company completed eight dispositions during the year ended December 31, 2019 and four dispositions during the year ended December 31, 2018.
Total pretax gains, net of losses, for the years ended December 31, 2020 and 2019 were $25 million and $13 million, respectively. Total pretax losses, net of gains, for the year ended December 31, 2018 was $6 million. Gains and losses recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income.
During 2018, the Company recorded a non-cash impairment charge of $176 million related to certain assets and liabilities held for sale. The impairment charge was recognized in Amortization and impairment of intangible assets on the Consolidated Statement of Income.
Other Significant Activity
On March 9, 2020, Aon and WTW, entered into the Combination, which is expected to close in the first half of 2021, subject to regulatory approval and other customary closing conditions. Refer to “Business Combination Agreement” within Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
7.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2020 and 2019, respectively, are as follows (in millions):

Balance as of January 1, 2019	$8,171
Goodwill related to current year acquisitions	34
Goodwill related to disposals	(11)
Goodwill related to prior year acquisitions	2
Foreign currency translation	(31)
Balance as of December 31, 2019	$8,165
Goodwill related to current year acquisitions	314
Goodwill related to disposals	(3)
Foreign currency translation	190
Balance as of December 31, 2020	$8,666
Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2020			2019
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,337	$1,775	$562	$2,264	$1,600	$664
Tradenames (1)	14	13	1	1,029	956	73
Technology and other	435	358	77	380	334	46
Total	$2,786	$2,146	$640	$3,673	$2,890	$783
(1)In 2020, Aon wrote off $1.0 billion of fully amortized tradenames, including the Hewitt and Benfield tradenames. The company no longer expects to receive economic benefits from these tradenames.

Amortization expense and impairment charges from finite lived intangible assets were $246 million, $392 million, and $593 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2020 is as follows (in millions):

Estimated Future Amortization
For the years ended
2021	$144
2022	102
2023	91
2024	73
2025	59
Thereafter	171
Total	$640
8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2020	2019
Commercial paper	$—	$112
5.00% Senior Notes due September 2020	—	600
2.80% Senior Notes due March 2021 (1)	400	399
2.20% Senior Notes due November 2022	498	497
4.00% Senior Notes due November 2023	349	348
3.50% Senior Notes due June 2024	597	597
3.875% Senior Notes due December 2025	747	746
2.875% Senior Notes due May 2026 (EUR 500M)	606	550
8.205% Junior Subordinated Notes due January 2027	521	521
4.50% Senior Notes due December 2028	347	346
3.75% Senior Notes due May 2029	744	744
2.80% Senior Notes due May 2030	992	—
6.25% Senior Notes due September 2040	296	296
4.25% Senior Notes due December 2042	200	199
4.45% Senior Notes due May 2043	247	246
4.60% Senior Notes due June 2044	544	544
4.75% Senior Notes due May 2045	593	593
Other	48	1
Total debt	7,729	7,339
Less: Short-term debt and current portion of long-term debt	448	712
Total long-term debt	$7,281	$6,627
(1) The 2.80% Senior Notes due March 2021 were repaid in full on February 16, 2021.
Notes
On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of Aon Corporation, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1 billion 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. The Company intends to use the remainder to repay other borrowings and for general corporate purposes.

In March 2020, the Company’s $400 million 2.80% Senior Notes due March 2021 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is in less than one year.
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
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, and Aon Global Holding plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation. Refer to “Guarantee of Registered Securities” within Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding guarantees of outstanding debt securities. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2020.
Subsequent Events
On January 13, 2021, Aon Global Limited, a limited company organized under the laws of England and Wales and a wholly owned subsidiary of Aon plc, issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes, which were set to mature in March 2021, for the redemption of all $400 million outstanding aggregate principal amount of the notes. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Repayments of total debt as of December 31, 2020 are as follows (in millions):

2021	$448
2022	500
2023	350
2024	600
2025	750
Thereafter	5,187
Total Repayments	7,835
Unamortized discounts, premiums, and debt issuance costs	(106)
Total Debt	$7,729
Revolving Credit Facilities
As of December 31, 2020, Aon plc had two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. Effective February 27, 2020, the $750 million multi-currency U.S. credit facility was increased by $350 million from the original $400 million. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2020, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended December 31, 2020.
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

Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.65 billion at December 31, 2020. In connection with the Ireland Reorganization, on April 1, 2020, Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the U.S. Program, which was previously solely guaranteed by Aon Global Limited, and the European Program, which was previously solely guaranteed by Aon Corporation. As of December 31, 2020, the U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2020	2019
Commercial paper outstanding	$—	$112
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2020	2019
Weighted average commercial paper outstanding	$343	$511
Weighted average interest rate of commercial paper outstanding	1.47%	0.27%
9. Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statement of Financial Position is as follows (in millions):

As of December 31		2020	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$911	$929
Finance lease assets	Other non-current assets	89	100
Total lease assets		$1,000	$1,029

Liabilities
Current lease liabilities
Operating	Other current liabilities	$204	$186
Finance	Other current liabilities	30	24
Non-current lease liabilities
Operating	Non-current operating lease liabilities	897	944
Finance	Other non-current liabilities	65	76
Total lease liabilities		$1,196	$1,230
The components of lease costs are as follows (in millions):

	Years Ended December 31
	2020	2019
Operating lease cost	$221	$234
Finance lease costs
Amortization of leased assets	25	26
Interest on lease liabilities	3	2
Variable lease cost	48	60
Short-term lease cost (1)	10	5
Sublease income	(32)	(32)
Net lease cost	$275	$295

(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2020	2019
Weighted average remaining lease term (years)
Operating leases	7.4	7.9
Finance leases	4.2	4.4
Weighted average discount rate
Operating leases	2.9%	3.2%
Finance leases	1.0%	2.0%
Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$236	$264
Financing cash flows for finance leases	$12	$17
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$146	$155
ROU assets obtained in exchange for new finance lease liabilities	$13	$48
Operating lease ROU asset expense (1)	$178	$195
Changes in Non-current operating lease liabilities (1)	$(47)	$(70)
(1)The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in Cash flows from operations within the Consolidated Statement of Cash Flows.

Maturity analysis of operating and finance leases as of December 31, 2020 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$226	$31	$257
2022	209	20	229
2023	160	18	178
2024	130	18	148
2025	110	10	120
Thereafter	382	—	382
Total undiscounted future minimum lease payments	1,217	97	1,314
Less: Imputed interest	(116)	(2)	(118)
Present value of lease liabilities	$1,101	$95	$1,196

10.    Income Taxes
Income before income tax from continuing operations and the provision for income tax from continuing operations consist of the following (in millions):

Years ended December 31	2020	2019	2018
Income (loss) before income taxes:
Ireland	$(86)	$200	$208
U.K.	634	228	(240)
U.S.	(29)	(219)	(601)
Other	1,946	1,662	1,879
Total	$2,465	$1,871	$1,246
Income tax expense:
Current:
Ireland	$2	$1	$2
U.K.	30	20	21
U.S. federal	126	22	101
U.S. state and local	22	41	35
Other	259	249	212
Total current tax expense	$439	$333	$371
Deferred tax expense (benefit):
Ireland	$(1)	$(1)	$(1)
U.K.	39	35	19
U.S. federal	(72)	(20)	(165)
U.S. state and local	(4)	(27)	(56)
Other	47	(23)	(22)
Total deferred tax expense (benefit)	$9	$(36)	$(225)
Total income tax expense	$448	$297	$146
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as Ireland, U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. Due to the Ireland Reorganization, the 2020 reconciliation is based on the Irish statutory corporate tax rate of 25.0%, while the 2019 and 2018 reconciliations are based on the U.K. statutory corporate tax rate of 19.0% and 19.0%, respectively. The reconciliation to the provisions from continuing operations reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2020	2019	2018
Statutory tax rate	25.0%	19.0%	19.0%
U.S. state income taxes, net of U.S. federal benefit	1.0	0.5	(0.4)
Taxes on international operations (1) (4)	(9.8)	(6.0)	(7.3)
Nondeductible expenses	2.1	1.6	2.7
Adjustments to prior year tax requirements (4)	—	0.1	0.9
Deferred tax adjustments, including statutory rate changes	0.7	—	—
Deferred tax adjustments, international earnings	0.7	—	—
Adjustments to valuation allowances	—	1.8	3.8
Change in uncertain tax positions	1.5	2.2	0.9
Excess tax benefits related to shared based compensation (2)	(2.2)	(2.8)	(3.6)
U.S. Tax Reform impact (3)	—	(0.3)	7.1
Loss on disposition	—	—	(10.2)
Capital Losses	(1.8)	—	—
Non-deductible transaction costs	1.3	—	—
Other — net	(0.3)	(0.2)	(1.2)
Effective tax rate	18.2%	15.9%	11.7%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0%, 19.0% and 19.0% at December 31, 2020, 2019, and 2018, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.
(3)The impact of the Tax Reform Act including the Transition Tax, the re-measurement of U.S. deferred tax assets and liabilities from 35% to 21%, withholding tax accruals, and the allocation of tax benefit between continuing operations and discontinued operations related to utilization of foreign tax credits.
(4)In July 2020, final U.S. tax regulations were issued regarding the global intangible low-tax income (“GILTI”) high tax election, allowing taxpayers to exclude from GILTI the income of a Controlled Foreign Corporation that incurs a foreign tax rate more than 90% of the top U.S. corporate tax rate. A GILTI high tax election may be made on an annual basis, and taxpayers may choose to apply the election to taxable years beginning after December 31, 2017. The Company expects to make the GILTI high-tax election for 2020 and 2019 and therefore recorded the impact of making the election for both years.

The Company has elected to account for global intangible low-taxed income (“GILTI”) in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2020	2019
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$653	$440
Employee benefit plans	312	373
Lease liabilities	248	247
Other accrued expenses	103	68
Deferred revenue	36	24
Investment basis differences	28	28
Lease and service guarantees	2	3
Accrued interest	—	116
Other	54	57
Total	1,436	1,356
Valuation allowance on deferred tax assets	(205)	(200)
Total	$1,231	$1,156
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(291)	$(251)
Lease right-of-use asset	(211)	(219)
Deferred costs	(141)	(128)
Unremitted earnings	(37)	(28)
Unrealized foreign exchange gains	(26)	(26)
Other accrued expenses	(22)	(25)
Other	(41)	(33)
Total	$(769)	$(710)
Net deferred tax asset	$462	$446
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2020	2019
Deferred tax assets — non-current	$724	$645
Deferred tax liabilities — non-current	(262)	(199)
Net deferred tax asset	$462	$446
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss, and interest carryforwards. Valuation allowances increased by $5 million as of December 31, 2020, when compared to December 31, 2019. The change is primarily attributable to an increase in valuation allowances related to capital losses carryforwards offset by the release of the valuation allowance related to certain interest carryforwards.

The Company generally intends to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the Transition Tax or GILTI, or to repatriations that would otherwise not generate a U.S. tax liability. As of December 31, 2020, the Company has accrued $37 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following net operating loss, capital loss, and interest carryforwards (in millions):

As of December 31	2020	2019
U.K.
Operating loss carryforwards	$266	$438
Capital loss carryforwards	$577	$411
Interest carryforwards	$121	$203

U.S.
Federal operating loss carryforwards	$49	$1
Federal capital loss carryforwards	$112	$112
Federal interest carryforwards	$1,220	$355

State operating loss carryforwards	$378	$376
State capital loss carryforwards	$123	$123
State interest carryforwards	$573	$172

Other Non-U.S.
Operating loss carryforwards	$400	$308
Capital loss carryforwards	$42	$29
Interest carryforwards	$34	$159

The U.K. operating losses, capital losses, and interest carryforward each have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2020 have various carryforward periods and will begin to expire in 2021. Federal and state capital losses can be carried forward until 2023. Federal and state interest carryforwards have indefinite carryforward periods. Operating and capital losses in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2021. The interest carryforwards in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2025.

During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $97 million, $90 million, and $77 million during the years ended December 31, 2020, 2019, and 2018, respectively. The impact of this tax holiday on diluted earnings per share was $0.42, $0.37, and $0.31 during the years ended December 31, 2020, 2019, and 2018, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2020	2019
Balance at January 1	$299	$279
Additions based on tax positions related to the current year	25	23
Additions for tax positions of prior years	7	12
Reductions for tax positions of prior years	(3)	(5)
Settlements	—	(5)
Business combinations	—	—
Lapse of statute of limitations	(7)	(5)
Foreign currency translation	—	—
Balance at December 31	$321	$299
The Company’s liability for uncertain tax positions as of December 31, 2020, 2019, and 2018, includes $270 million, $248 million, and $228 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $21 million, $24 million, and $22 million in 2020, 2019, and 2018, respectively. The Company recorded a liability for interest and penalties of $120 million, $99 million, and $77 million as of December 31, 2020, 2019, and 2018, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2008. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
11.    Shareholders’ Equity
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). Following the Ireland Reorganization, we must reestablish distributable profits of the parent entity and will regularly create distributable profits as required to meet our capital needs. As of December 31, 2020 and 2019 (associated with Aon Global Limited), the Company had distributable profits in excess of $0.2 billion and $32.4 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s Class A Ordinary Shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Twelve months ended December 31
	2020	2019
Shares repurchased	8.5	10.5
Average price per share	$206.28	$186.33
Costs recorded to retained earnings
Total repurchase cost	$1,761	$1,950
Additional associated costs	2	10
Total costs recorded to retained earnings	$1,763	$1,960
Due to COVID-19 the Company temporarily suspended share repurchases in the second quarter and resumed the Repurchase Program during the third quarter of 2020. At December 31, 2020, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $5.3 billion. Under the Repurchase Program, the Company has repurchased a total of 137.3 million shares for an aggregate cost of approximately $14.7 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

Years ended December 31	2020	2019	2018
Basic weighted average ordinary shares outstanding	231.9	238.6	245.2
Dilutive effect of potentially issuable shares	1.2	2.0	1.8
Diluted weighted average ordinary shares outstanding	233.1	240.6	247.0
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation in any of the years presented.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2017	$(25)	$(879)	$(2,592)	(3,496)
Adoption of new accounting guidance	(1)	—	—	(1)
Balance at January 1, 2018	(26)	(879)	(2,592)	(3,497)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	(15)	(437)	(124)	(576)
Tax benefit (expense)	18	(3)	28	43
Other comprehensive income (loss) before reclassifications, net	3	(440)	(96)	(533)
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	11	—	146	157
Tax benefit (expense)	(3)	—	(33)	(36)
Amounts reclassified from accumulated other comprehensive income (loss), net (3)	8	—	113	121
Net current period other comprehensive income (loss)	11	(440)	17	(412)
Balance at December 31, 2018	(15)	(1,319)	(2,575)	(3,909)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	(10)	15	(287)	(282)
Tax benefit (expense)	1	(1)	58	58
Other comprehensive income (loss) before reclassifications, net	(9)	14	(229)	(224)
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	14	—	109	123
Tax benefit (expense)	(2)	—	(21)	(23)
Amounts reclassified from accumulated other comprehensive income (loss), net (3)	12	—	88	100
Net current period other comprehensive income (loss)	3	14	(141)	(124)
Balance at December 31, 2019	(12)	(1,305)	(2,716)	(4,033)
Other comprehensive income (loss) before reclassifications
Other comprehensive income (loss) before reclassifications	1	258	(255)	4
Tax benefit (expense)	—	2	60	62
Other comprehensive income (loss) before reclassifications, net	1	260	(195)	66
Amounts reclassified from accumulated other comprehensive income (loss)
Amounts reclassified from accumulated other comprehensive income (loss)	15	—	125	140
Tax benefit (expense)	(3)	—	(31)	(34)
Amounts reclassified from accumulated other comprehensive income (loss), net (3)	12	—	94	106
Net current period other comprehensive income (loss)	13	260	(101)	172
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
(1)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Total revenue, Interest expense, and Compensation and benefits in the Consolidated Statements of Income. Refer to Note 14 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.
(2)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Other income (expense) in the Consolidated Statements of Income.
(3)It is the Company’s policy to release income tax effects from Accumulated other comprehensive loss using the portfolio approach.

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

Years ended December 31	2020	2019	2018
U.S.	$87	$98	$98
U.K.	42	41	45
Netherlands and Canada	26	25	25
Total	$155	$164	$168
Pension and Other Postretirement Benefits
The Company sponsors defined benefit pension and postretirement health and welfare plans that provide retirement, medical, and life insurance benefits. The postretirement health care plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are generally noncontributory. The significant U.S., U.K., Netherlands, and Canada pension plans are closed to new entrants.
Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2020 and 2019, and a statement of the funded status as of December 31, 2020 and 2019, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 91% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation
At January 1	$4,779	$4,129	$3,192	$2,877	$1,425	$1,271
Service cost	—	—	—	—	—	—
Interest cost	88	109	85	108	19	27
Plan amendment	3	10	—	—	—	—
Settlements	(7)	(22)	—	—	—	—
Actuarial loss (gain)	520	594	274	373	112	177
Benefit payments	(209)	(168)	(171)	(166)	(44)	(42)
Foreign currency impact	232	127	—	—	113	(8)
As of December 31	$5,406	$4,779	$3,380	$3,192	$1,625	$1,425
Accumulated benefit obligation at end of year	$5,406	$4,779	$3,380	$3,192	$1,592	$1,391
Change in fair value of plan assets
At January 1	$5,959	$5,225	$2,066	$1,796	$1,303	$1,155
Actual return on plan assets	618	687	289	398	109	182
Employer contributions	8	78	92	38	20	19
Settlements	(7)	(22)	—	—	—	—
Benefit payments	(209)	(168)	(171)	(166)	(44)	(42)
Foreign currency impact	283	159	—	—	109	(11)
As of December 31	$6,652	$5,959	$2,276	$2,066	$1,497	$1,303
Market related value at end of year	$6,652	$5,959	$2,076	$1,969	$1,497	$1,303
Amount recognized in Statement of Financial Position as of December 31
Funded status	$1,246	$1,180	$(1,104)	$(1,126)	$(128)	$(122)
Unrecognized prior-service cost	43	40	—	1	(7)	(6)
Unrecognized loss	1,286	1,204	1,812	1,762	521	460
Net amount recognized	$2,575	$2,424	$708	$637	$386	$332

During 2020 and 2019, the net actuarial losses increased the benefit obligation primarily due to the decrease in discount rates.
In November 2020, the Company entered into an insurance contract that covers a portion of the assets within a select U.K. pension scheme. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $94 million.
Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Prepaid benefit cost (1)	$1,268	$1,200	$—	$—	$—	$—
Accrued benefit liability - current (2)	(1)	(1)	(52)	(50)	(5)	(5)
Accrued benefit liability - non-current (3)	(21)	(19)	(1,052)	(1,076)	(123)	(117)
Accumulated other comprehensive loss	1,329	1,244	1,812	1,763	514	454
Net amount recognized	$2,575	$2,424	$708	$637	$386	$332
(1)Included in Prepaid pension
(2)Included in Other current liabilities
(3)Included in Pension, other postretirement, and postemployment liabilities
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2020 and 2019 consist of (in millions):

	U.K.		U.S.		Other
	2020	2019	2020	2019	2020	2019
Net loss	$1,286	$1,204	$1,812	$1,762	$521	$460
Prior service cost (income)	43	40	—	1	(7)	(6)
Total	$1,329	$1,244	$1,812	$1,763	$514	$454
In 2020, U.S. plans with a projected benefit obligation (“PBO”) and an accumulated benefit obligation (“ABO”) in excess of the fair value of plan assets had a PBO of $3.3 billion, an ABO of $3.3 billion, and plan assets with a fair value of $2.2 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $54 million, an ABO of $54 million and plan assets with a fair value of $32 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.6 billion and plan assets with a fair value of $1.4 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $443 million and plan assets with a fair value of $342 million.

In 2019, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.1 billion, an ABO of $3.1 billion, and plan assets of $2.0 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $54 million, an ABO of $54 million and plan assets with a fair value of $34 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.4 billion and plan assets with a fair value of $1.3 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $406 million and plan assets with a fair value of $311 million.

Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	88	109	109	85	108	99	19	27	27
Expected return on plan assets, net of administration expenses	(159)	(191)	(192)	(134)	(136)	(144)	(34)	(40)	(45)
Amortization of prior-service cost	2	1	1	1	2	2	—	—	—
Amortization of net actuarial loss	30	29	28	68	53	59	12	12	12
Net periodic benefit (income) cost	(39)	(52)	(54)	20	27	16	(3)	(1)	(6)
Settlement expense	2	5	37	—	—	—	—	—	—
Total net periodic benefit cost (income)	$(37)	$(47)	$(17)	$20	$27	$16	$(3)	$(1)	$(6)
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
Transfer payments from certain U.K. pension plans exceeded the plan’s service and interest cost in 2020 and 2019. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge for approximately £2 million in 2020 ($2 million using December 31, 2020 exchange rates) and approximately £4 million in 2019 ($5 million using December 31, 2019 exchange rates).
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
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2020	2019	2020	2019	2020	2019
Discount rate	1.45%	2.09%	1.74 - 2.45%	2.72 - 3.17%	0.38 - 2.47%	0.91 - 3.10%
Rate of compensation increase	3.22 - 3.72%	3.24 - 3.74%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.12%	1.78%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate	1.89%	2.95%	2.63%	2.36 - 2.76%	3.92 - 4.26%	3.27 - 3.61%	0.74 - 2.90%	1.89 - 3.88%	1.78 - 3.39%
Expected return on plan assets, net of administration expenses	2.74%	3.64%	3.34%	3.30 - 7.04%	7.05%	7.71%	2.10 - 3.10%	2.50 - 4.10%	1.70 - 4.85%
Rate of compensation increase	3.24 - 3.74%	3.73 - 4.23%	3.70 - 4.20%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%

Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.04% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2021.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 15 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.
The fair values of the Company’s U.S. pension plan assets at December 31, 2020 and December 31, 2019, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$79	$79	$—	$—
Equity investments:
Equity securities	207	207	—	—
Equity derivatives	62	—	62	—
Pooled funds (2)	640	90	—	—
Fixed income investments:
Corporate bonds	167	—	167	—
Government and agency bonds	233	200	33	—
Pooled funds (2)	543	212	—	—
Other investments:
Real estate (2) (3)	163	—	—	—
Alternative investments (2) (4)	182	—	—	—
Total	$2,276	$788	$262	$—
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of property funds and trusts holding direct real estate investments.
(4)Consists of limited partnerships, private equity, and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$77	$77	$—	$—
Equity investments:
Equity securities	195	195	—	—
Equity derivatives	22	—	22	—
Pooled funds (2)	583	—	—	—
Fixed income investments:
Corporate bonds	128	—	128	—
Government and agency bonds	199	162	37	—
Asset-backed securities	3	—	3	—
Pooled funds (2)	545	—	—	—
Other investments:
Real estate and REITs (3)	133	—	—	—
Alternative investments (2) (4)	181	—	—	—
Total	$2,066	$434	$190	$—
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of property funds and trusts holding direct real estate investments.
(4)Consists of limited partnerships, private equity, and hedge funds.
The fair values of the Company’s major U.K. pension plan assets at December 31, 2020 and December 31, 2019, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$182	$182	$—	$—
Equity investments:
Pooled funds (2)	4	—	—	—
Fixed income investments:
Derivatives (3)	(1,424)	—	(1,424)	—
Corporate bonds	4	4
Government and agency bonds	2,872	2,872	—	—
Annuities	2,625	—	—	2,625
Pooled funds (2)	875	—	—	—
Other investments:
Real estate (2) (4)	117	—	—	—
Pooled funds (2) (5)	1,397	4	—	—
Total	$6,652	$3,062	$(1,424)	$2,625
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of equity securities and equity derivatives, including repurchase agreements.
(4)Consists of property funds and trusts holding direct real estate investments.
(5)Consists of multi-strategy limited partnerships, private equity, hedge funds, and collective investment schemes with a diversified portfolio of cash, equities, equity related securities, derivatives, and/or fixed income securities.

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$81	$81	$—	$—
Equity investments:
Pooled funds (2)	119	—	—	—
Fixed income investments:
Derivatives (3)	(1,205)	—	(1,205)	—
Government and agency bonds	2,667	2,667	—	—
Annuities	1,849	—	—	1,849
Pooled funds (2)	1,486	—	—	—
Other investments:
Real estate (2) (4)	180	—	—	—
Pooled funds (2) (5)	782	—	—	—
Total	$5,959	$2,748	$(1,205)	$1,849
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of equity securities and equity derivatives, including repurchase agreements.
(4)Consists of property funds and trusts holding direct real estate investments.
(5)Consists of multi-strategy limited partnerships, private equity, hedge funds, and collective investment schemes with a diversified portfolio of cash, equities, equity related securities, derivatives, and/or fixed income securities.

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2020 and December 31, 2019 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2019	$1,688
Actual return on plan assets:
Relating to assets still held at December 31, 2019	113
Foreign exchange	48
Balance at December 31, 2019	1,849
Actual return on plan assets:
Relating to assets still held at December 31, 2020	13
Purchases, sales and settlements-net	682
Foreign exchange	81
Balance at December 31, 2020	$2,625

The fair values of the Company’s other major pension plan assets at December 31, 2020 and December 31, 2019, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$37	$37	$—	$—
Equity investments:
Equity securities	75	75	—	—
Pooled funds (2)	290	—	—	—
Fixed income investments:
Government and agency bonds	395	395	—	—
Pooled funds (2)	627	—	—	—
Other investments:
Alternative investments (2) (3)	63	—	—	—
Real estate (2) (4)	10	—	—	—
Total	$1,497	$507	$—	$—
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of limited partnerships, private equity, and hedge funds.
(4)Consists of property funds and trusts holding direct real estate investments.

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
(1)Consists of cash and institutional short-term investment funds.
(2)Certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in the above table are intended to permit reconciliation of the fair values to the amounts presented in the plan assets contained in this Note.
(3)Consists of limited partnerships, private equity, and hedge funds.
(4)Consists of property funds and trusts holding direct real estate investments.
Investment Policy and Strategy
The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee (“RPGIC”), seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2020, the weighted average targeted allocation for the U.S. plans was 35% for equity investments, 30% for fixed income investments, and 35% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2020, the weighted average targeted allocation for the U.K. and non-U.S. plans was 6% for equity investments, 84% for fixed income investments, and 11% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2021, the Company expects to contribute approximately $8 million, $95 million, and $19 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2020 (in millions):

	U.K.	U.S.	Other
2021	$161	$192	$48
2022	$167	$193	$49
2023	$174	$190	$50
2024	$180	$192	$51
2025	$185	$183	$52
2026 – 2030	$1,007	$893	$274
U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2020 and 2019 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2020	2019
Accumulated projected benefit obligation	$117	$103
Fair value of plan assets	17	16
Funded status	(100)	(87)
Unrecognized prior-service credit	(1)	(1)
Unrecognized loss	13	3
Net amount recognized	$(88)	$(85)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2020	2019	2018
Net periodic benefit cost recognized (millions)	$4	$3	$3
Weighted-average discount rate used to determine future benefit obligations	2.10 - 2.58%	2.93 - 3.25%	3.91 - 4.26%
Weighted-average discount rate used to determine net periodic benefit costs	2.93 - 3.25%	3.91 - 4.26%	3.32 - 3.64%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2021 is $0.4 million net loss and $0.2 million of prior-service credit.
•To contribute $5 million to fund significant other postretirement benefit plans during 2021.
•Estimated future benefit payments will be approximately $5 million each year for 2021 through 2025, and $26 million in aggregate for 2026-2030.
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

13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2020	2019	2018
Restricted share units (“RSUs”)	$186	$198	$186
Performance share awards (“PSAs”)	116	110	143
Employee share purchase plans	10	9	9
Total share-based compensation expense	312	317	338
Tax benefit	61	66	74
Share-based compensation expense, net of tax	$251	$251	$264
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	2020		2019		2018
Years ended December 31	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)
Non-vested at beginning of year	3,634	$143	4,208	$120	4,849	$104
Granted	1,329	$185	1,306	$175	1,500	$141
Vested	(1,426)	$133	(1,661)	$113	(1,943)	$97
Forfeited	(228)	$157	(219)	$131	(198)	$114
Non-vested at end of year	3,309	$163	3,634	$143	4,208	$120
(1)Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2020, 2019 and 2018 was $190 million, $187 million, and $189 million, respectively.
Unamortized deferred compensation expense amounted to $377 million as of December 31, 2020, with a remaining weighted average amortization period of approximately 2.1 years.
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

The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2020, 2019, and 2018, respectively (shares in thousands and dollars in millions, except fair value):

	2020	2019	2018
Target PSAs granted during period	500	467	564
Weighted average fair value per share at date of grant	$161	$165	$134
Number of shares that would be issued based on current performance levels	495	784	830
Unamortized expense, based on current performance levels	$58	$41	$—
During 2020, the Company issued approximately 0.6 million shares in connection with performance achievements related to the 2017-2019 LPP. During 2019, the Company issued approximately 0.7 million shares in connection with performance achievements related to the 2016-2018 LPP cycle. During 2018, the Company issued approximately 1.0 million shares in connection with performance achievements related to the 2015-2017 LPP cycle.
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
The Company also uses foreign exchange derivatives, typically forward contracts and options, to economically hedge the currency exposure of the Company’s global liquidity profile, including monetary assets or liabilities that are denominated in a non-functional currency of an entity, typically on a rolling 90-day basis, but may be for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income (expense) in the Consolidated Statements of Income.
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2020	2019	2020	2019	2020	2019
Foreign exchange contracts
Accounted for as hedges	$633	$579	$33	$16	$—	$1
Not accounted for as hedges (3)	367	297	1	2	1	—
Total	$1,000	$876	$34	$18	$1	$1
(1)Included within Other current assets ($11 million in 2020 and $7 million in 2019) or Other non-current assets ($23 million in 2020 and $11 million in 2019).
(2)Included within Other current liabilities ($1 million in 2020 and $1 million in 2019).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2020	2019	2018
Gain (Loss) recognized in Accumulated other comprehensive loss	$1	$(9)	$(18)
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2020	2019	2018
Total revenue	$(14)	$(12)	$—
Compensation and benefits	—	(1)	1
Other general expense	—	—	(2)
Interest expense	(1)	(1)	(2)
Other income (expense)	—	—	(8)
Total	$(15)	$(14)	$(11)
The Company estimates that approximately $7 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a gain of $1 million for 2020, a loss of $18 million in 2019, and a loss of $27 million in 2018 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at December 31, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The Company had €101 million ($112 million at December 31, 2019 exchange rates) of outstanding euro-denominated commercial paper at December 31 2019 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million, as of December 31, 2020 and 2019.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings for 2020, 2019, and 2018.
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
Pooled funds consist of various equity, fixed income, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities. The underlying securities typically trade on a national securities exchange or may be valued by the fund managers using applicable models, inputs, and assumptions. The Company gains an understanding of the investment guidelines and valuation policies of the fund and discusses fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,781	$2,781	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$38	$—	$38	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—

		Fair Value Measurements Using
	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,007	$2,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$21	$—	$21	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$4	$—	$4	$—
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2020 or 2019. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2020, 2019, or 2018.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2020		2019
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$400	$401	$600	$614
Long-term debt	$7,281	$8,752	$6,627	$7,442
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
The Company has included in the current matters described below certain matters in which (1) loss is probable, (2) loss is reasonably possible; that is, more than remote but not probable, or (3) there exists the reasonable possibility of loss greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.8 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate may change, and the estimates themselves may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($376 million at December 31, 2020 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Hewitt Investment Consulting, Inc, now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $100 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to the ERISA statute. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

A retail insurance brokerage subsidiary of Aon was sued on September 6, 2018 in the U.S. District Court for the Southern District of New York by a client, Pilkington North America, Inc., that sustained damage from a tornado to its Ottawa, Illinois property. The lawsuit seeks between $45 million and $85 million in property and business interruption damages from either its insurer or Aon. The insurer contends that insurance proceeds were limited to $15 million in coverage by a windstorm sub-limit purportedly contained in the policy procured by Aon for Pilkington. The insurer therefore has tendered $15 million to Pilkington and denied coverage for the remainder of the loss. Pilkington sued the insurer and Aon seeking full coverage for the loss from the insurer or, in the alternative, seeking the same damages against Aon on various theories of professional liability if the court finds that the $15 million sub-limit applies to the claim. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon UK Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $15.5 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer, and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. Finally, in August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Investments and Allianz Global Investors U.S. LLC (“AGI”) were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association National Employee Benefits Committee (the “NEBC”). Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contends that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC is pursuing claims against Aon Investments for breach of fiduciary duty and breach of co-fiduciary duty. The NEBC alleges that Aon Investments and AGI are jointly and severally liable for damages, which include the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
In April 2017, the FCA announced an investigation relating to suspected competition law breaches in the aviation and aerospace broking industry, which, for Aon in 2016, represented less than $100 million in global revenue. The European Commission assumed jurisdiction over the investigation in place of the FCA, and the European Commission has now closed its investigation. Other antitrust agencies outside the E.U. are conducting formal or informal investigations regarding these matters. Aon intends to work diligently with all antitrust agencies concerned to ensure they can carry out their work as efficiently as possible. At this time, in light of the uncertainties and many variables involved, Aon cannot estimate the ultimate impact on our company from these investigations or any related private litigation, nor any damages, penalties, or fines related to them.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Financial Statements and are recorded at fair value.
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
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2020, the undiscounted maximum potential future payments under the lease guarantee were $55 million, with an estimated fair value of $8 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2020.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2020, the undiscounted maximum potential future payments under the performance guarantees were $104 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2020.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $79 million at December 31, 2020, compared to $73 million at December 31, 2019. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $113 million at December 31, 2020, compared to $110 million at December 31, 2019.

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
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which Aon’s CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth (decline), expense discipline, and collaborative behaviors that maximize value for Aon and its shareholders, regardless of which revenue line it benefits.
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.
Consolidated long-lived assets, net by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2020	$1,599	681	127	213	11	357	210
2019	$1,550	686	145	225	10	309	175

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2020. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2020 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Aon plc

Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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
February 19, 2021

Item 9B.    Other Information
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2021 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
We have adopted a code of ethics that applies to the Company’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Part 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, Metropolitan Building, James Joyce Street, Dublin 1, Ireland. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2020 and 2019
Consolidated Statements of Income — Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows — Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
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

(a)(3). List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1*
Business Combination Agreement, dated March 9, 2020, between Aon plc and Willis Towers Watson Public Limited Company (“WTW”) - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed March 10, 2020.

2.2*	Appendix 3 to the Rule 2.5 Announcement, dated March 9, 2020 - incorporated by reference to Exhibit 2.2 to Aon’s Current Report on Form 8-K filed March 10, 2020.

2.3*	Expenses Reimbursement Agreement, dated March 9, 2020, between Aon plc and WTW - incorporated by reference to Exhibit 2.3 to Aon’s Current Report on Form 8-K filed March 10, 2020.

2.4*	Assignment Agreement, dated April 2, 2020, between Aon plc and Aon plc (UK) - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed April 2, 2020.

2.5*
Amendment No. 1 to the Business Combination Agreement, dated October 30, 2020, between Aon plc and WTW - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed October 30, 2020.

Articles of Association.

3.1*	Memorandum and Articles of Association of Aon plc - incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

Instruments Defining the Rights of Security Holders, Including Indentures.

4.1*
Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Amended and Restated Indenture, dated April 2, 2012, amending and restating the Indenture, dated January 13, 1997) - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

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

4.6*
Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Amended and Restated Indenture, dated April 2, 2012, amending and restating the Indenture, dated September 10, 2010) - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.7*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.8*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on March 8, 2011.

4.9*
First Supplemental Indenture, dated April 2, 2012, among Aon Finance N.S. 1, ULC, Aon Corporation, Aon plc and Computershare Trust Company of Canada (supplementing the Indenture, dated March 8, 2011) - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

4.10*
Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated December 12, 2012) - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.11*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon’s Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.12*
Second Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Amended and Restated Indenture, dated May 20, 2015, amending and restating the Indenture, dated May 24, 2013) - incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.13*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.14*	Form of 4.00% Senior Note due 2023 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on November 26, 2013.

4.15*	Form of 3.500% Senior Note due 2024 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.16*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.17*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.18*
Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated November 13, 2015) - incorporated by reference to Exhibit 4.5 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.19*	Form of 2.800% Senior Note due 2021 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on November 13, 2015.

4.20*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 1.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

4.21*
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated December 3, 2018) - incorporated by reference to Exhibit 4.6 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.22*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.23*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.24*	Form of 2.200% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed November 15, 2019.

4.25*	Form of 2.800% Senior Note due 2030 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 15, 2020.

4.26*
Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended - incorporated by reference to Exhibit 4.7 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

Material Contracts.

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

10.2*	Form of Notice of Extension of the 2015 Credit Agreement - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.3*	Form of Notice of Second Extension of the 2015 Credit Agreement - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.4*
Amendment No. 1 to the 2015 Credit Agreement, dated June 21, 2017, among Aon plc, Aon Corporation, Aon UK Limited, and the banks, financial institutions and other institutional lenders party thereto - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on 10-Q for the quarter ended June 30, 2017.

10.5*
Waiver and Amendment No. 2 to the 2015 Credit Agreement, dated April 1, 2020, among Aon plc, Aon Corporation, Aon UK Limited, Citibank, N.A. and the lenders party thereto - incorporated by reference to Exhibit 10.10 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.6*
$400,000,000 Five-Year Credit Agreement, dated October 19, 2017 (the “2017 Credit Agreement”), among Aon plc, Aon Corporation, Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association, as syndication agent, and Citigroup Global Markets, Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed October 20, 2017.

10.7*	Form of Notice of Extension of the 2017 Credit Agreement - incorporated by reference to Exhibit 10.7 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.8*
Lender Assumption Agreement, dated February 27, 2020, among Aon plc, Citibank, N.A. and the parties thereto, with respect to the 2017 Credit Agreement - incorporated by reference to Exhibit 10.12 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.9*
Waiver and Amendment No. 1 to the 2017 Credit Agreement, dated April 1, 2020, among Aon plc, Aon Corporation, Citibank, N.A. and the lenders party thereto - incorporated by reference to Exhibit 10.11 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.10*#	Purchase Agreement, dated February 9, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.11*#
Amendment No. 1 to Purchase Agreement, dated April 17, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.12*#	Deed of Assumption of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.13*#	Deed of Assumption of Aon Global Limited, dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.14*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated, effective January 1, 2010) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.15*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.16*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.17*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K 12B filed April 2, 2012.

10.18*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.19*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.20*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q filed on July 26, 2019.

10.21*#	Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.22*#
Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.23*#
Aon plc Senior Executive Combined Severance and Change in Control Plan (as amended and restated, effective June 21, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.24#	Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2020).

10.25*#	Form of Deed of Indemnity of Aon plc - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.26*#	Form of Deed of Indemnity for Directors of Aon Global Limited - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.27*#	Form of Deed of Indemnity for Gregory C. Case - incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.28*#	Form of Deed of Indemnity for Executive Officers of Aon plc - incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.29*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.30*#
Amended and Restated Employment Agreement, dated January 16, 2015, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed January 23, 2015.

10.31*#
Amendment to Amended and Restated Employment Agreement, dated April 20, 2018, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed April 25, 2018.

10.32*#
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

10.34*#
Amendment to the Amended and Restated Change of Control Agreement between Aon plc and Gregory C. Case, dated as of April 27, 2016 - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-for the quarter ended March 31, 2016.

10.35*#	International Assignment Letter with Gregory C. Case, effective July 1, 2016 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.36*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.37*#	Amendment to International Assignment Letter, dated June 25, 2019, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.38*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Greg C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.39*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.40*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.41*#
Amendment to Employment Agreement, dated April 19, 2018, by and between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 25, 2018.

10.42*#	International Assignment Letter with Christa Davies, effective July 1, 2016 - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.43*#	Amendment to International Assignment Letter, dated June 25, 2018, with Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.44*#	Amendment to International Assignment Letter, dated June 25, 2019, with Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.45*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.46*#	Transition and Separation Agreement between Aon Corporation and Peter Lieb, effective June 3, 2019, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 4, 2019.

10.47*#
Transition and Separation Agreement, effective April 30, 2020, between Aon Corporation and Michael J. O’Connor - incorporated by reference to Exhibit 10.13 to Aon’s Quarterly Report for the quarter ended March 31, 2020.

10.48*#	Employment Letter with Michael O’Connor effective March 1, 2018, incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2018.

10.49*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Michael O’Connor, - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.50*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen- incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.51#	Employment Letter, dated November 6, 2018, between Aon Corporation and John Bruno.

10.52*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and Gregory C. Case - incorporated by reference to Exhibit 10.6 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.53*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and Christa Davies - incorporated by reference to Exhibit 10.7 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.54*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and Eric Andersen - incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.55*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and John Bruno - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.56*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.57*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.58*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.59*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 - incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.60#	Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020.

10.61*#	Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021.

10.62*#	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.63*#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.64*#	Aon Supplemental Savings Plan, amended and restated Effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.65*#
First Amendment to the Aon Supplemental Savings Plan, amended and restated effective January 1, 2017, effective March 30, 2017, incorporated by reference to Exhibit 52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.66*
Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.67*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 - incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.68#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020.

10.69#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021.

10.70*#
Aon Corporation Excess Benefit Plan (as amended and restated, effective January 1, 2009) and the following amendments thereto: First Amendment, dated January 1, 2009, Second Amendment, dated December 16, 2009, Third Amendment, dated December 31, 2018, and Fourth Amendment, dated December 27, 2019 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.71*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.72*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.73*	Form of Irrevocable Director Undertaking - incorporated by reference to Exhibit 10.1 to Aon’s Form 8-K filed March 10, 2020.

10.74#	Form of Acknowledgment of Tax Equalization Process Letter Agreement with Non-Employee Directors.

Subsidiaries of the Registrant.

21.1	List of Subsidiaries of Aon.

Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Calculation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 19, 2021
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2021
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 19, 2021
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 19, 2021
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 19, 2021
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 19, 2021
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 19, 2021
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 19, 2021
J. Michael Losh

/s/ RICHARD B. MYERS	Director	February 19, 2021
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 19, 2021
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 19, 2021
Gloria Santona

/s/ BYRON SPRUELL	Director	February 19, 2021
Byron Spruell

/s/ CAROLYN Y. WOO	Director	February 19, 2021
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 19, 2021
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 19, 2021
Michael Neller