Form 10-Q
period 2021-03-31
Aon plc
filed 2021-04-30
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of April 29, 2021: 225,647,250

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions, such as the Combination, as defined in Note 6 “Acquisitions and Dispositions of Businesses” of this report; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
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
•rating agency actions that could limit our access to capital and our competitive position;
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
•the impact of any regulatory investigations brought in Ireland, the United Kingdom (the “U.K.”), the United States (the “U.S.”). and other countries;
•failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;
•general economic and political conditions in the countries in which we do business around the world, including the withdrawal of the U.K. from the European Union (the “E.U.”);
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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. We and our subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2021	2020
Revenue
Total revenue	$3,525	$3,219
Expenses
Compensation and benefits	1,719	1,522
Information technology	114	111
Premises	77	73
Depreciation of fixed assets	41	41
Amortization of intangible assets	40	97
Other general expense	289	342
Total operating expenses	2,280	2,186
Operating income	1,245	1,033
Interest income	3	2
Interest expense	(79)	(83)
Other income (expense)	(2)	28
Income before income taxes	1,167	980
Income tax expense	234	189
Net income	933	791
Less: Net income attributable to noncontrolling interests	20	19
Net income attributable to Aon shareholders	$913	$772

Basic net income per share attributable to Aon shareholders	$4.02	$3.31
Diluted net income per share attributable to Aon shareholders	$4.00	$3.29
Weighted average ordinary shares outstanding - basic	227.1	233.2
Weighted average ordinary shares outstanding - diluted	228.1	234.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2021	2020
Net income	$933	$791
Less: Net income attributable to noncontrolling interests	20	19
Net income attributable to Aon shareholders	913	772
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	11	(5)
Foreign currency translation adjustments	(70)	(397)
Postretirement benefit obligation	29	24
Total other comprehensive income (loss)	(30)	(378)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(2)
Total other comprehensive income (loss) attributable to Aon shareholders	(30)	(376)
Comprehensive income attributable to Aon shareholders	$883	$396
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$822	$884
Short-term investments	171	308
Receivables, net	3,526	3,070
Fiduciary assets	13,894	13,798
Other current assets	492	624
Total current assets	18,905	18,684
Goodwill	8,587	8,666
Intangible assets, net	594	640
Fixed assets, net	584	599
Operating lease right-of-use assets	867	911
Deferred tax assets	721	724
Prepaid pension	1,321	1,280
Other non-current assets	596	610
Total assets	$32,175	$32,114

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,628	$2,016
Short-term debt and current portion of long-term debt	—	448
Fiduciary liabilities	13,894	13,798
Other current liabilities	1,301	1,171
Total current liabilities	16,823	17,433
Long-term debt	7,263	7,281
Non-current operating lease liabilities	849	897
Deferred tax liabilities	293	262
Pension, other postretirement, and postemployment liabilities	1,681	1,763
Other non-current liabilities	905	895
Total liabilities	27,814	28,531

Equity
Ordinary shares - $0.01 nominal value Authorized: 500 shares (issued: 2021 - 226.2; 2020 - 225.5)	2	2
Additional paid-in capital	6,348	6,312
Retained earnings	1,801	1,042
Accumulated other comprehensive loss	(3,891)	(3,861)
Total Aon shareholders' equity	4,260	3,495
Noncontrolling interests	101	88
Total equity	4,361	3,583
Total liabilities and equity	$32,175	$32,114
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares purchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	$6,123	$1,455	$(4,409)	$91	$3,260
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2021	2020
Cash flows from operating activities
Net income	$933	$791
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) from sales of businesses, net	—	(25)
Depreciation of fixed assets	41	41
Amortization and impairment of intangible assets	40	97
Share-based compensation expense	131	76
Deferred income taxes	19	(6)
Change in assets and liabilities:
Fiduciary receivables	(166)	(808)
Short-term investments — funds held on behalf of clients	(28)	(237)
Fiduciary liabilities	194	1,045
Receivables, net	(485)	(543)
Accounts payable and accrued liabilities	(356)	(275)
Current income taxes	142	141
Pension, other postretirement and postemployment liabilities	(59)	(41)
Other assets and liabilities	155	82
Cash provided by operating activities	561	338
Cash flows from investing activities
Proceeds from investments	11	6
Payments for investments	(18)	(43)
Net sales (purchases) of short-term investments — non-fiduciary	138	(38)
Acquisition of businesses, net of cash acquired	—	(334)
Sale of businesses, net of cash sold	—	30
Capital expenditures	(29)	(59)
Cash provided by (used for) investing activities	102	(438)
Cash flows from financing activities
Share repurchase	(50)	(463)
Issuance of shares for employee benefit plans	(87)	(112)
Issuance of debt	250	2,060
Repayment of debt	(650)	(1,341)
Cash dividends to shareholders	(104)	(102)
Noncontrolling interests and other financing activities	(68)	40
Cash provided by (used for) financing activities	(709)	82
Effect of exchange rates on cash and cash equivalents	(16)	(82)
Net (decrease) in cash and cash equivalents	(62)	(100)
Cash and cash equivalents at beginning of period	884	790
Cash and cash equivalents at end of period	$822	$690
Supplemental disclosures:
Interest paid	$36	$51
Income taxes paid, net of refunds	$74	$53
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
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2021, particularly in light of the continuing effect of the COVID-19 pandemic.
Reclassification
Certain amounts in the prior year's Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. For the quarter ended March 31, 2020, a $1 million loss from discontinued operations and its related tax expense was recognized in Net income (loss) from discontinued operations in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows. This amount is now included in Other income (expense) in the Condensed Consolidated Statement of Income and Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows. There was no earnings per share impact.
Additionally, for the quarter ended March 31, 2020, a $60 million cash outflow was classified as an adjustment to Net income from Restructuring reserves in the Condensed Consolidated Statement of Cash Flows. This amount is now included in Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows. There was no impact on Cash provided by operating activities.
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
2. Accounting Principles and Practices
All issued, but not yet effective guidance, has been deemed not applicable or not significant to the Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2021	2020
Commercial Risk Solutions	$1,289	$1,146
Reinsurance Solutions	922	848
Retirement Solutions	434	397
Health Solutions	536	502
Data & Analytic Services	351	331
Elimination	(7)	(5)
Total revenue	$3,525	$3,219
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$1,308	$1,227
Americas other than United States	250	228
United Kingdom	530	500
Ireland	33	23
Europe, Middle East, & Africa other than United Kingdom and Ireland	1,091	955
Asia Pacific	313	286
Total revenue	$3,525	$3,219

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$339	$335
Additions	346	318
Amortization	(443)	(416)
Impairment	—	—
Foreign currency translation and other	(1)	(8)
Balance at end of period	$241	$229

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$184	$171
Additions	13	12
Amortization	(12)	(12)
Impairment	—	—
Foreign currency translation and other	—	(4)
Balance at end of period	$185	$167

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At March 31, 2021, Cash and cash equivalents and Short-term investments were $993 million compared to $1,192 million at December 31, 2020, a decrease of $199 million. Of the total balances, $102 million was restricted as to their use at both March 31, 2021 and December 31, 2020. Included within Short-term investments as of March 31, 2021 and December 31, 2020, respectively, were £44.9 million ($61.9 million at March 31, 2021 exchange rates) and £44.4 million ($60.2 million at December 31, 2020 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2021	2020 (1)
Foreign currency remeasurement	$4	$42
Financial instruments	(13)	(44)
Pension and other postretirement	6	4
Equity earnings	1	1
Disposal of businesses	—	25
Total	$(2)	$28
(1)For the three months ended March 31, 2020 the Company has included $1 million of expense that was previously classified as Net loss from discontinued operations. Refer to Note 1 “Basis of Presentation” for further information.
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	98	77
Provision	6	9
Accounts written off, net of recoveries	(4)	(8)
Foreign currency translation and other	1	3
Balance at end of period	$101	$81
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2021	December 31, 2020
Costs to fulfill contracts with customers (1)	$241	$339
Prepaid expenses	118	111
Taxes receivable	45	95
Other	88	79
Total	$492	$624
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2021	December 31, 2020
Costs to obtain contracts with customers (1)	$185	$184
Taxes receivable	124	125
Leases	82	89
Investments	74	74
Other	131	138
Total	$596	$610
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2021	December 31, 2020
Deferred revenue (1)	$340	$296
Taxes payable	137	80
Leases	222	234
Other	602	561
Total	$1,301	$1,171
(1)During the three months ended March 31, 2021, $171 million was recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2020, $117 million and was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2021	December 31, 2020
Taxes payable (1)	$589	$561
Leases	64	65
Deferred revenue	66	76
Compensation and benefits	53	53
Other	133	140
Total	$905	$895
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of March 31, 2021 and December 31, 2020.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed no acquisitions during the three months ended March 31, 2021 and five acquisitions during the three months ended March 31, 2020.
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
Completed Dispositions
The Company completed no dispositions during the three months ended March 31, 2021. The Company completed one disposition during the three months ended March 31, 2020.
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
7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2021 are as follows (in millions):

Balance as of December 31, 2020	$8,666
Foreign currency translation and other	(79)
Balance as of March 31, 2021	$8,587
Other intangible assets by asset class are as follows (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,316	$1,793	$523	$2,337	$1,775	$562
Tradenames	14	13	1	14	13	1
Technology and other	431	361	70	435	358	77
Total	$2,761	$2,167	$594	$2,786	$2,146	$640
The estimated future amortization for finite-lived intangible assets as of March 31, 2021 is as follows (in millions):

Remainder of 2021	$106
2022	100
2023	89
2024	72
2025	57
2026	36
Thereafter	134
Total	$594

8. Debt
Notes
On January 13, 2021, Aon Global Limited, a limited company organized under the laws of England and Wales and a wholly owned subsidiary of Aon plc, issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021 and classified as Short-term debt and current portion of long-term debt as of December 31, 2020. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
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
On May 12, 2020, Aon Corporation issued $1 billion of its 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. The Company intends to use the remainder to repay other borrowings and for general corporate purposes.
Revolving Credit Facilities
As of March 31, 2021, Aon plc has two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2021, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2021.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.65 billion at March 31, 2021. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation. There was no commercial paper outstanding as of March 31, 2021 and December 31, 2020.
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020
Weighted average commercial paper outstanding	$17	$456
Weighted average interest rate of commercial paper outstanding	0.19%	0.96%

9. Income Taxes
The effective tax rate on Net income was 20.1% for the three months ended March 31, 2021. The effective tax rate on Net income was 19.3% for the three months ended March 31, 2020.
For the three months ended March 31, 2021 and March 31, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of share-based payments.

10. Shareholders’ Equity
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Shares repurchased	0.2	2.2
Average price per share	$217.70	$212.78
Costs recorded to retained earnings
Total repurchase cost	$50	$461
Additional associated costs	—	2
Total costs recorded to retained earnings	$50	$463
At March 31, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was $5.2 billion. Under the Repurchase Program, the Company has repurchased a total of 137.5 million shares for an aggregate cost of approximately $14.8 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Basic weighted average ordinary shares outstanding	227.1	233.2
Dilutive effect of potentially issuable shares	1.0	1.3
Diluted weighted average ordinary shares outstanding	228.1	234.5
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.1 million shares and no shares excluded from the calculation for the three months ended March 31, 2021 and March 31, 2020, respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	10	(70)	2	(58)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	36	37
Tax expense	—	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	27	28
Net current period other comprehensive income (loss)	11	(70)	29	(30)
Balance at March 31, 2021	$12	$(1,115)	$(2,788)	$(3,891)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(9)	(395)	1	(403)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	30	35
Tax expense	(1)	—	(7)	(8)
Amounts reclassified from accumulated other comprehensive income, net (3)	4	—	23	27
Net current period other comprehensive income (loss)	(5)	(395)	24	(376)
Balance at March 31, 2020	$(17)	$(1,700)	$(2,692)	$(4,409)
(1)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Total revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 13 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	16	22	14	21	3	4
Expected return on plan assets, net of administration expenses	(34)	(39)	(32)	(33)	(8)	(8)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	8	7	19	17	4	3
Total net periodic (benefit) cost	$(9)	$(10)	$1	$5	$(1)	$(1)

Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $8 million, $73 million, and $19 million, (at December 31, 2020 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2021. In the first quarter, the Company revised its full year expected pension contributions in the U.S. following the enactment of the American Rescue Plan Act of 2021. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2021	2020
Contributions to U.K. pension plans	$4	$2
Contributions to U.S. pension plans	38	31
Contributions to other major pension plans	8	2
Total contributions	$50	$35

12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended March 31,
	2021	2020
Restricted share units (“RSUs”)	$66	$58
Performance share awards (“PSAs”)	61	14
Employee share purchase plans	4	4
Total share-based compensation expense	$131	$76
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Three Months Ended March 31,
	2021		2020
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,309	$163	3,634	$143
Granted	372	$226	432	$179
Vested	(452)	$160	(583)	$141
Forfeited	(70)	$166	(79)	$146
Non-vested at end of period	3,159	$171	3,404	$147
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $384 million as of March 31, 2021, with a remaining weighted average amortization period of approximately 2.0 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively (shares in thousands and dollars in millions, except fair value):

	March 31, 2021	December 31, 2020	December 31, 2019
Target PSAs granted during period	331	500	467
Weighted average fair value per share at date of grant	$220	$161	$165
Number of shares that would be issued based on current performance levels	331	988	895
Unamortized expense, based on current performance levels	$72	$101	$35

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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Foreign exchange contracts
Accounted for as hedges	$619	$633	$45	$33	$—	$—
Not accounted for as hedges (3)	453	367	—	1	1	1
Total	$1,072	$1,000	$45	$34	$1	$1
(1)Included within Other current assets ($20 million at March 31, 2021 and $11 million at December 31, 2020) or Other non-current assets ($25 million at March 31, 2021 and $23 million at December 31, 2020).
(2)Included within Other current liabilities ($1 million at March 31, 2021 and $1 million at December 31, 2020).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Gain (Loss) recognized in Accumulated other comprehensive loss	$13	$(11)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Total revenue	$(1)	$(4)
Interest expense	—	(1)
Total	$(1)	$(5)
The Company estimates that approximately $3 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2021 and March 31, 2020, the Company recorded a loss of $7 million and $35 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at March 31, 2021 and December 31, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million, as of March 31, 2021 and December 31, 2020.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three months ended March 31, 2021 and 2020.

14. Fair Value Measurements and Financial Instruments
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
Equity investments consist of equity securities and equity derivatives valued using the closing stock price on a national securities exchange. Over-the-counter equity derivatives are valued using observable inputs such as underlying prices of the underlying security and volatility. On a sample basis, the Company reviews the listing of Level 1 equity securities in the portfolio, agrees the closing stock prices to a national securities exchange, and independently verifies the observable inputs for Level 2 equity derivatives and securities.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,850	$2,850	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$51	$—	$51	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$7	$—	$7	$—

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,781	$2,781	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$38	$—	$38	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2021 or 2020. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2021 or 2020 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$400	$401
Long-term debt	$7,263	$8,244	$7,281	$8,752

15. Claims, Lawsuits, and Other Contingencies
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
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($370 million at March 31, 2021 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Aon Investments and Allianz Global Investors U.S. LLC (“AGI”) were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association National Employee Benefits Committee (the “NEBC”). Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contends that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC is pursuing claims against Aon Investments for breach of fiduciary duty and breach of cofiduciary duty. The NEBC alleges that Aon Investments and AGI are jointly and severally liable for damages, which include the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
On April 1, 2020, a scheme of arrangement under English law was completed, as described in the proxy statement filed with the SEC on December 20, 2019 (the “Ireland Reorganization”). In connection with the Ireland Reorganization, Aon plc and Aon Global Holdings plc entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited, and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).

Sale of the Divested Business
In 2017, Aon executed a sale of its benefits administration and business process outsourcing business (the “Divested Business”). In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of March 31, 2021, the undiscounted maximum potential future payments under the lease guarantee is $51 million, with an estimated fair value of $7 million. No cash payments were made in connection to the lease commitments during the three months ended March 31, 2021.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2021, the undiscounted maximum potential future payments under the performance guarantees were $91 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2021.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $76 million at March 31, 2021, and $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $67 million at March 31, 2021 compared to $113 million at December 31, 2020.

16. Segment Information
The Company operates as one segment that includes all of Aon’s operations, which as a global professional services firm provides advice and solutions to clients focused on risk, retirement, and health through five revenue lines which make up its principal products and services. The Chief Operating Decision Maker (the “CODM”) assesses the performance of the Company and allocates resources based on one segment: Aon United.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2021 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our first quarter of 2021 financial results.
•For the first quarter of 2021, revenue increased $306 million, or 10%, to $3.5 billion compared to the prior year period due primarily to organic revenue growth of 6% and a 4% favorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”).
•Operating expenses for the first quarter of 2021 were $2.3 billion, an increase of $94 million from the prior year period. The increase was due primarily to a $73 million unfavorable impact from foreign currency translation, an increase in expense associated with 6% organic revenue growth, and a $17 million increase in transaction costs related to the pending combination with WTW, partially offset by a $55 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020 and expense discipline, including lower travel and entertainment expense.
•Operating margin increased to 35.3% in the first quarter of 2021 from 32.1% in the prior year period. The increase was driven by organic revenue growth of 6%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, net income increased $142 million, or 18%, to $933 million for the first quarter of 2021 compared to the prior year period.
•Diluted earnings per share was $4.00 per share for the first quarter of 2021 compared to $3.29 per share for the prior year period.
•Cash flows provided by operating activities was $561 million for the first three months of 2021, an increase of $223 million from the prior year period, primarily due to strong operational improvement and a $45 million decrease in restructuring cash outlays.
We focus on four key metrics not presented in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) that we communicate to shareholders: organic revenue growth (decline), adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2021:
•Organic revenue growth (decline) is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth (Decline).” Organic revenue growth was 6% for the first quarter of 2021. Organic revenue growth was driven by ongoing strong retention and net new business generation, as well as growth overall in the more discretionary portions of our business.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 37.4% for the first quarter of 2021 compared to 35.7% in the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth of 6% and expense discipline, partially offset by lower fiduciary investment income. Results also reflect the absorption of investments to support long-term growth initiatives.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $4.28 per share for the first quarter of 2021, compared to $3.68 per share for the prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first three months of 2021 by $253 million, or 91%, from the prior year period, to $532 million, reflecting an increase in cash flows from operations and a $30 million decrease in capital expenditures.

BUSINESS COMBINATION AGREEMENT
On March 9, 2020, we and WTW, entered into a Business Combination Agreement with respect to a combination of the parties. At the effective date of the Combination, WTW shareholders will be entitled to receive 1.08 newly issued Class A ordinary shares of Aon in exchange for each ordinary share of WTW held by such holders. The Combination is subject to Irish Takeover Rules. The Business Combination Agreement contains certain operating covenants relating to the conduct of business of both parties in the interim period until the transaction is completed. These covenants require both parties to operate their respective businesses in all material respects in the ordinary course of business consistent with past practice. In addition, these covenants restrict each party from engaging in certain actions unless a party obtains the prior written consent of the other party. These actions relate to, among other things, authorizing or paying dividends above a specified rate; issuing or authorizing for issuance additional securities; salary, benefits or other compensation and employment-related matters; capital management, debt and liquidity matters; engaging in mergers, acquisitions and dispositions; entering into or materially modifying material agreements; entering into material litigation-related settlements; and making other corporate, tax and accounting changes. The parties’ respective shareholders approved the Combination on August 26, 2020. On October 30, 2020, we and WTW amended the Business Combination Agreement to provide that, at the effective date of the transaction, there will be 12 members of our Board of Directors, including one director mutually agreed by the parties.

The parties continue to work with regulators, including the Antitrust Division of the U.S. Department of Justice (which, as previously disclosed, has delivered a “Second Request” pursuant to the Hart-Scott-Rodino Antitrust Improvement Act) and the European Commission (which, as previously disclosed, has initiated a Phase II review of the Combination) to obtain the required approvals to close the Combination. We are working towards closing the Combination in the first half of 2021, subject to regulatory approvals and customary closing conditions.

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
As the situation continues to evolve, and the scale and duration of disruption cannot be predicted, it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. We continue to focus on managing our cash flow to meet our short-term and long-term liquidity needs. Our results of operations, including our net revenues, earnings, and cash flows, may be adversely impacted by COVID-19, depending on the duration and severity of the downturn, as well as governmental or other regulatory policies and actions that may impact our business or operations. Our revenues can be generalized into two categories: core and more discretionary arrangements. Core revenues tend to be highly-recurring and non-discretionary, where the services are typically regulated, required, or necessary costs of managing the risk of doing business, while more discretionary revenues tend to include project-related services. As expected, in the first quarter of 2021 our core revenues did not experience a significant decrease due to the impacts of COVID-19; however, if the recent economic growth trends reverse, we expect that certain services within our core business may be negatively impacted as well. We continued to see meaningful variation across our more discretionary areas, with some recovering more quickly and some more slowly, largely driven by external factors tied to economic reopening and recovery. The impacts of the pandemic on our business operations and results of operations for the first quarter of 2021 are further described in the section entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part I, Item 2 of this report.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue
Total revenue	$3,525	$3,219
Expenses
Compensation and benefits	1,719	1,522
Information technology	114	111
Premises	77	73
Depreciation of fixed assets	41	41
Amortization of intangible assets	40	97
Other general expense	289	342
Total operating expenses	2,280	2,186
Operating income	1,245	1,033
Interest income	3	2
Interest expense	(79)	(83)
Other income (expense)	(2)	28
Income before income taxes	1,167	980
Income tax expense	234	189
Net income	933	791
Less: Net income attributable to noncontrolling interests	20	19
Net income attributable to Aon shareholders	$913	$772
Diluted net income per share attributable to Aon shareholders	$4.00	$3.29
Weighted average ordinary shares outstanding - diluted	228.1	234.5
Revenue
Total revenue increased $306 million, or 10%, in the first quarter of 2021 compared to the first quarter of 2020. This increase reflects organic revenue growth of 6% and a 4% favorable impact from foreign currency translation.
Commercial Risk Solutions revenue increased $143 million, or 12%, to $1,289 million in the first quarter of 2021, compared to $1,146 million in the first quarter of 2020. Organic revenue growth was 9% in the first quarter of 2021, driven by growth across every major geography, reflecting strong retention and management of the renewal book portfolio, highlighted by double-digit growth in the U.S., Asia, and Latin America. Results in the U.S. reflect strong new business generation, including continued strength in core P&C. Results also reflect growth in the more discretionary portions of the business, including double-digit growth in transaction liability and increased project-related work. On average globally, pricing was modestly positive, while exposures were flat, resulting in a modestly positive market impact.
Reinsurance Solutions revenue increased $74 million, or 9%, to $922 million in the first quarter of 2021, compared to $848 million in the first quarter of 2020. Organic revenue growth was 6% in the first quarter of 2021, driven by growth in treaty, reflecting continued net new business generation globally, and double-digit growth in facultative placements. Market impact was modestly positive on results in the first quarter.
Retirement Solutions revenue increased $37 million, or 9%, to $434 million in the first quarter of 2021, compared to $397 million in the first quarter of 2020. Organic revenue growth was 5% in the first quarter of 2021, primarily for rewards solutions, and solid growth in the core Retirement business driven by an increase in project-related work resulting from new legislation. Results in Human Capital and core Retirement were positively impacted by a rebound from 2020 and higher utilization rates. Growth in Investments primarily includes growth in our delegated investment management business.
Health Solutions revenue increased $34 million, or 7%, to $536 million in the first quarter of 2021, compared to $502 million in the first quarter of 2020. Organic revenue growth was 4% in the first quarter of 2021, driven by growth globally in core health and benefits brokerage, reflecting strong retention and management of the renewal book portfolio. Results also include a modest decline in the more discretionary portions of the business, primarily due to a decline in project-related work, partially offset by strong growth in voluntary benefits.
Data & Analytic Services revenue increased $20 million, or 6%, to $351 million in the first quarter of 2021 compared to $331 million in the first quarter of 2020. Organic revenue decline was 2% in the first quarter of 2021, primarily driven by a decrease in the travel and events practice globally. Results also include double-digit revenue growth generated through our CoverWallet digital platform, which has processed total premium volume of $300 million over the last twelve months.
Compensation and Benefits
Compensation and benefits increased $197 million, or 13%, in the first quarter of 2021 compared to the first quarter of 2020. This increase was primarily driven by an increase in expense associated with 6% organic revenue growth and a $56 million unfavorable impact from foreign currency translation.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $3 million, or 3%, in the first quarter of 2021 compared to the first quarter of 2020. This increase was primarily driven by a $2 million unfavorable impact from foreign currency translation.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $4 million, or 5%, in the first quarter of 2021 compared to the first quarter of 2020. This increase was primarily driven by a $3 million unfavorable impact from foreign currency translation, partially offset by a decrease related to reduced office occupancy.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets was flat in the first quarter of 2021 compared to the first quarter of 2020.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $57 million, or 59%, in the first quarter of 2021 compared to the first quarter of 2020 reflecting a $55 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020.
Other General Expense
Other general expense in the first quarter of 2021 decreased $53 million, or 15%, compared to the first quarter of 2020 due primarily to a temporary reduction of certain expenses, primarily travel and entertainment, partially offset by a $17 million increase in transaction costs related to the pending combination with WTW and a $10 million unfavorable impact from foreign currency translation.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2021, Interest income was $3 million, an increase of $1 million compared to the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $79 million for the first quarter of 2021, a decrease of $4 million, or 5%, from the first quarter of 2020. The decrease was driven primarily by lower outstanding term debt.
Other Income (Expense)
Total other expense was $2 million for the first quarter of 2021, compared to other income of $28 million for the first quarter of 2020. Other expense for the first quarter of 2021 primarily includes $13 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates, partially offset by $6 million of pension and other postretirement income, $4 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, and $1 million of equity earnings. Other income for the first quarter of 2020 primarily includes $42 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, a $25 million gain on the sale of certain businesses, and $4 million of pension and other postretirement income, partially offset by $44 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates.
Income before Income Taxes
Due to the factors discussed above, income before income taxes for the first quarter of 2021 was $1,167 million, a 19% increase from income before income taxes of $980 million in the first quarter of 2020.
Income Taxes
The effective tax rates on net income were 20.1% and 19.3% for the first quarter of 2021 and 2020, respectively.
For the three months ended March 31, 2021 and March 31, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
On March 3, 2021, the UK proposed legislation that includes an increase in the corporate income tax rate from 19% to 25% effective April 1, 2023. Full enactment of the legislation is expected to occur in the third quarter of 2021, at which time the Company will be required to revalue our UK deferred tax assets and liabilities. The Company is evaluating the impact to its financial statements.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2021 increased to $913 million, or $4.00 per diluted share, from $772 million, or $3.29 per diluted share, in the prior year period.
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

	Three Months Ended March 31,
	2021	2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Revenue
Commercial Risk Solutions	$1,289	$1,146	12%	5%	(1)%	(1)%	9%
Reinsurance Solutions	922	848	9	3	(1)	1	6
Retirement Solutions	434	397	9	4	—	—	5
Health Solutions	536	502	7	3	—	—	4
Data & Analytic Services	351	331	6	4	—	4	(2)
Elimination	(7)	(5)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,525	$3,219	10%	4%	—%	—%	6%
(1)Currency impact is determined by translating prior period's revenue at the current period's foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2021 and 2020, respectively, was $2 million and $15 million.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2021	2020
Revenue	$3,525	$3,219

Operating income - as reported	$1,245	$1,033
Amortization and impairment of intangible assets	40	97
Transaction costs (1)	35	18
Operating income - as adjusted	$1,320	$1,148

Operating margin - as reported	35.3%	32.1%
Operating margin - as adjusted	37.4%	35.7%
(1)Certain transaction costs associated with the Combination will be incurred prior to the completion of the Combination. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees required to complete the Combination.

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
A reconciliation of this non-GAAP measure to the reported Diluted net income per share attributable to Aon shareholders is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,245	$75	$1,320
Interest income	3	—	3
Interest expense	(79)	—	(79)
Other income (expense)	(2)	—	(2)
Income taxes	1,167	75	1,242
Income tax expense (1)	234	11	245
Net income	933	64	997
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$913	$64	$977

Diluted net income per share attributable to Aon shareholders	$4.00	$0.28	$4.28

Weighted average ordinary shares outstanding - diluted	228.1	—	228.1
Effective tax rates (1)	20.1%		19.7%

	Three Months Ended March 31, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,033	$115	$1,148
Interest income	2	—	2
Interest expense	(83)	—	(83)
Other income (expense)	28	—	28
Income before income taxes	980	115	1,095
Income tax expense (1)	189	23	212
Net income	791	92	883
Less: Net income attributable to noncontrolling interests	19	—	19
Net income attributable to Aon shareholders	$772	$92	$864

Diluted net income per share attributable to Aon shareholders	$3.29	$0.39	$3.68

Weighted average ordinary shares outstanding - diluted	234.5	—	234.5
Effective tax rates (1)	19.3%		19.4%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with accelerated trade name amortization, impairment charges and certain transaction costs, which are adjusted at the related jurisdictional rate.
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

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$561	$338
Capital expenditures used for operations	(29)	(59)
Free cash flow provided by operations	$532	$279
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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.17 on net income per diluted share during the three months ended March 31, 2021. Currency fluctuations had an unfavorable impact of $0.03 on net income per diluted share during the three months ended March 31, 2020 when 2019 results were translated at 2020 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.18 on adjusted net income per diluted share during the three months ended March 31, 2021. Currency fluctuations had an unfavorable impact of $0.03 on adjusted net income per diluted share during the three months ended March 31, 2020 when 2019 results were translated at 2020 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity are cash flows provided by operations, available cash reserves, and debt capacity available under our credit facilities. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements over the long-term.
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. In 2021 such actions include, but are not limited to, the early repayment of our $400 million 2.80% Senior Notes on February 16, 2021, which were set to mature in March 2021, and reducing our discretionary spending, including limiting spending on mergers and acquisitions.
We expect to have the ability to meet our cash needs for the next 12 months and beyond through the use of Cash and cash equivalents, Short-term investments, funds available under our credit facilities and commercial paper programs, and cash flows from operations. Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. We believe our liquidity position at March 31, 2021 remains strong as evidenced by strong cash flows in the quarter. Given the significant uncertainties of economic conditions due to COVID-19, we will continue to closely monitor and actively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $5.7 billion and $5.7 billion at March 31, 2021 and December 31, 2020, respectively, and fiduciary receivables of $8.2 billion and $8.1 billion at March 31, 2021 and December 31, 2020, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2021, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2021 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$822	$—	$3,020	$3,842
Money market funds	—	171	2,679	2,850
Cash and short-term investments	822	171	5,699	6,692
Fiduciary receivables	—	—	8,195	8,195
Total	$822	$171	$13,894	$14,887

Cash and cash equivalents decreased $62 million in 2021. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$561	$338
Cash provided by (used for) investing activities	$102	$(438)
Cash provided by (used for) financing activities	$(709)	$82
Effect of exchange rates changes on cash and cash equivalents	$(16)	$(82)
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2021 increased $223 million, or 66%, from the prior year period to $561 million. This amount represents net income reported, as adjusted, generally, for primary drivers including gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $50 million for the three months ended March 31, 2021, as compared to $35 million for the three months ended March 31, 2020. For the remainder of 2021, we expect to contribute approximately $50 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates. In the first quarter, we revised our full year expected pension contributions in the U.S. following the enactment of the American Rescue Plan Act of 2021.
Investing Activities
Cash flow provided by investing activities was $102 million during the three months ended March 31, 2021, an increase of $540 million compared to $438 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $137 million as compared to December 31, 2020. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2021, we completed no acquisitions and no businesses were sold. There was no impact in the Condensed Consolidated Statement of Cash Flows related to prior year acquisitions.
During the first three months of 2020, we completed the acquisition of five businesses for a total consideration of $334 million, net of cash acquired, and one business was sold for a net cash inflow of $30 million.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $29 million and $59 million for the three months ended March 31, 2021 and 2020, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flow used for financing activities during the three months ended March 31, 2021 was $709 million, a decrease of $791 million compared to the prior year period. The primary drivers of cash flow used for financing activities are repayments of debt, net of issuances, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, share repurchases, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2021	2020
Shares repurchased	0.2	2.2
Average price per share	$217.70	$212.78
Costs recorded to retained earnings
Total repurchase cost	$50	$461
Additional associated costs	—	2
Total costs recorded to retained earnings	$50	$463

At March 31, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was $5.2 billion. Under the Repurchase Program, we have repurchased a total of 137.5 million shares for an aggregate cost of approximately $14.8 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2021 was $7.3 billion, a decrease of $0.4 billion compared to December 31, 2020. Further, commercial paper activity during the three months ended March 31, 2021 and 2020 is as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Total issuances (1)	$250	$2,060
Total repayments	(250)	(1,341)
Net issuances	$—	$719
(1)The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
On January 13, 2021, Aon Global Limited, a limited company organized under the laws of England and Wales and a wholly owned subsidiary of Aon plc, issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021 and classified as Short-term debt and current portion of long-term debt as of December 31, 2020. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
On May 29, 2020, Aon Corporation, a Delaware corporation and a wholly owned subsidiary of Aon, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1 billion of its 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were to mature on September 30, 2020, and intends to use the remainder to repay other borrowings and for general corporate purposes.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of March 31, 2021 and December 31, 2020, we had

distributable profits in excess of $90 million and $251 million, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
Credit Facilities
We expect cash generated by operations for 2021 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2021, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2021, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2021.
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
The major rating agencies’ ratings of our debt at April 30, 2021 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
On March 19, 2021, Fitch upgraded our 'BBB+' outlook to Stable, as compared to a Negative outlook at February 19, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of March 31, 2021, the undiscounted maximum potential future payments under the lease guarantee were $51 million, with an estimated fair value of $7 million. No cash payments were made in connection to the lease commitments during the three months and ended March 31, 2021.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of March 31, 2021, the undiscounted maximum potential future payments under the performance guarantees were $91 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three months ended March 31, 2021.

Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $76 million at March 31, 2021, compared to $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $67 million at March 31, 2021, compared to $113 million at December 31, 2020.
Off-Balance Sheet Arrangements
Apart from commitments, guarantees, and contingencies, as disclosed herein and Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, or liquidity. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements.”
Guarantee of Registered Securities
In connection with the 2012 Redomestication, the Company on April 2, 2012 entered into various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included: (1) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated September 10, 2010, between Aon Corporation and the Trustee); (2) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated December 16, 2002, between Aon Corporation and the Trustee); and (3) Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee (amending and restating the Indenture, dated January 13, 1997, between Aon Corporation and the Trustee, as supplemented by the First Supplemental Indenture, dated January 13, 1997).

In connection with the Ireland Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements included: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).

After the Ireland Reorganization, newly issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

Aon Corporation Notes
2.20% Senior Notes due November 2022
8.205% Junior Subordinated Notes due January 2027
4.50% Senior Notes due December 2028
3.75% Senior Notes due May 2029
2.80% Senior Notes due 2030
6.25% Senior Notes due September 2040

All guarantees of Aon plc, Aon Global Limited, and Aon Global Holdings plc of the Aon Corporation Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon Corporation. There are no subsidiaries other than those listed above that guarantee the Aon Corporation Notes.

After the Ireland Reorganization, newly issued and outstanding debt securities by Aon Global Limited are guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation, and include the following (collectively, the “Aon Global Limited Notes”):

Aon Global Limited Notes
4.00% Senior Notes due November 2023
3.50% Senior Notes due June 2024
3.875% Senior Notes due December 2025
2.875% Senior Notes due May 2026
4.25% Senior Notes due December 2042
4.45% Senior Notes due May 2043
4.60% Senior Notes due June 2044
4.75% Senior Notes due May 2045

All guarantees of Aon plc, Aon Global Holdings plc, and Aon Corporation of the Aon Global Limited Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon Global Limited. There are no subsidiaries other than those listed above that guarantee the Aon Global Limited Notes.
Aon Corporation, Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group.
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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2021
Revenue	$—
Operating income	$(55)
Income (expense) from non-guarantor subsidiaries before income taxes	$(205)
Net income (loss)	$(283)
Net income (loss) attributable to Aon shareholders	$(283)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2021	December 31, 2020
Receivables due from non-guarantor subsidiaries	$2,505	$1,196
Other current assets	122	137
Total current assets	$2,627	$1,333

Non-current receivables due from non-guarantor subsidiaries	$507	$516
Other non-current assets	893	894
Total non-current assets	$1,400	$1,410

Payables to non-guarantor subsidiaries	$16,658	$15,167
Other current liabilities	260	1,695
Total current liabilities	$16,918	$16,862

Non-current payables to non-guarantor subsidiaries	$5,397	$5,396
Other non-current liabilities	8,798	8,871
Total non-current liabilities	$14,195	$14,267
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
As described in Note 2 “Accounting Principles and Practices” to our Financial Statements contained in Part I, Item 1, all issued, but not yet effective guidance, has been deemed not applicable or not significant to the Financial Statements.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. There have been no changes in our critical accounting policies for financial instruments and derivatives as discussed in our 2020 Annual Report on Form 10-K.

Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2021, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2021 and 2022, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.17 impact during the three months ended March 31, 2021. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.18 impact during the three months ended March 31, 2021 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities.
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/21 - 1/31/21	96,900	$206.80	96,900	$5,242,784,627
2/1/21 - 2/28/21	81,000	$223.21	81,000	$5,224,704,661
3/1/21 - 3/31/21	51,775	$229.46	51,775	$5,212,824,151
	229,675	$217.70	229,675	$5,212,824,151
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2021.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Aon Corporation entered into a transition and separation agreement with John Bruno, effective as of April 27, 2021, with respect to Mr. Bruno’s continued employment during a transition period until his separation from the Company on December 31, 2021 (the “Separation Date”).

The agreement provides that Mr. Bruno will continue to receive his current base salary until the Separation Date. In connection with Mr. Bruno’s transition, and subject to customary conditions, he will receive a cash payment of $6,000,000, payable in installments, in exchange for carrying out duties and responsibilities prior to the Separation Date and for agreeing to certain restrictive covenants. Mr. Bruno’s stock awards will be given normal treatment under the applicable plan documents, but will continue to vest on their original dates, notwithstanding his separation from employment on the Separation Date.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

April 30, 2021	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
10.1#	Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2021)
10.2#	Aon plc Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2021)
10.3#	Transition and Separation Agreement, effective April 27, 2021, between Aon Corporation and John Bruno
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
# Indicates a management contract or compensatory plan or arrangement