Form 10-Q
period 2021-06-30
Aon plc
filed 2021-07-30
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 29, 2021: 225,747,147

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof, such as the termination of the Combination (as defined in Note 6 “Acquisitions and Dispositions of Businesses” of this report) and the divestitures planned in connection with the Combination; litigation and regulatory matters, including pending or potential litigation relating to the Combination; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
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
•the impact of legal proceedings and other contingencies, including those arising from the termination of the Combination and divestitures planned in connection with the Combination, errors and omissions and other claims against us;
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
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us; and
•the impact of the termination of the Combination and divestitures planned in connection with the Combination, the resolution of pending and potential litigation relating to the termination of the Combination and divestitures planned in connection with the Combination, the inability to realize the expected benefits from the Combination, the payment of the Regulatory Termination Fee (as defined in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) in connection with the termination of the Combination, significant transaction costs in connection with the terminated Combination, and divestitures that had been planned in connection with the Combination; the potential impact of the termination of the Combination, and divestitures planned in connection with the Combination, on relationships, including with suppliers, customers, employees and regulators.
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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2021	2020	2021	2020
Revenue
Total revenue	$2,886	$2,497	$6,411	$5,716
Expenses
Compensation and benefits	1,628	1,361	3,347	2,883
Information technology	115	107	229	218
Premises	76	74	153	147
Depreciation of fixed assets	41	41	82	82
Amortization of intangible assets	36	58	76	155
Other general expense	318	262	607	604
Total operating expenses	2,214	1,903	4,494	4,089
Operating income	672	594	1,917	1,627
Interest income	3	—	6	2
Interest expense	(78)	(89)	(157)	(172)
Other income (expense)	(1)	(9)	(3)	19
Income before income taxes	596	496	1,763	1,476
Income tax expense	203	85	437	274
Net income	393	411	1,326	1,202
Less: Net income attributable to noncontrolling interests	14	13	34	32
Net income attributable to Aon shareholders	$379	$398	$1,292	$1,170

Basic net income per share attributable to Aon shareholders	$1.67	$1.71	$5.69	$5.02
Diluted net income per share attributable to Aon shareholders	$1.66	$1.70	$5.66	$5.00
Weighted average ordinary shares outstanding - basic	227.0	232.7	227.0	233.0
Weighted average ordinary shares outstanding - diluted	228.0	233.6	228.1	234.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2021	2020	2021	2020
Net income	$393	$411	$1,326	$1,202
Less: Net income attributable to noncontrolling interests	14	13	34	32
Net income attributable to Aon shareholders	379	398	1,292	1,170
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(1)	3	10	(2)
Foreign currency translation adjustments	115	88	45	(309)
Postretirement benefit obligation	33	23	62	47
Total other comprehensive income (loss)	147	114	117	(264)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	1	—	(1)
Total other comprehensive income (loss) attributable to Aon shareholders	147	113	117	(263)
Comprehensive income attributable to Aon shareholders	$526	$511	$1,409	$907
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,091	$884
Short-term investments	289	308
Receivables, net	3,545	3,070
Fiduciary assets	15,804	13,798
Other current assets	547	624
Total current assets	21,276	18,684
Goodwill	8,659	8,666
Intangible assets, net	564	640
Fixed assets, net	585	599
Operating lease right-of-use assets	863	911
Deferred tax assets	738	724
Prepaid pension	1,349	1,280
Other non-current assets	546	610
Total assets	$34,580	$32,114

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,692	$2,016
Short-term debt and current portion of long-term debt	13	448
Fiduciary liabilities	15,804	13,798
Other current liabilities	1,418	1,171
Total current liabilities	18,927	17,433
Long-term debt	7,272	7,281
Non-current operating lease liabilities	841	897
Deferred tax liabilities	417	262
Pension, other postretirement, and postemployment liabilities	1,644	1,763
Other non-current liabilities	912	895
Total liabilities	30,013	28,531

Equity
Ordinary shares - $0.01 nominal value Authorized: 500 shares (issued: 2021 - 225.6; 2020 - 225.5)	2	2
Additional paid-in capital	6,381	6,312
Retained earnings	1,823	1,042
Accumulated other comprehensive loss	(3,744)	(3,861)
Total Aon shareholders' equity	4,462	3,495
Noncontrolling interests	105	88
Total equity	4,567	3,583
Total liabilities and equity	$34,580	$32,114
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares purchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361
Net income	—	—	379	—	14	393
Shares issued - employee stock compensation plans	0.5	(52)	—	—	—	(52)
Shares purchased	(1.1)	—	(242)	—	—	(242)
Share-based compensation expense	—	85	—	—	—	85
Dividends to shareholders ($0.51 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	115	—	115
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at June 30, 2021	225.6	$6,383	$1,823	$(3,744)	$105	$4,567

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	$6,123	$1,455	$(4,409)	$91	$3,260
Net income	—	—	398	—	13	411
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Share-based compensation expense	—	64	—	—	—	64
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	87	1	88
Net postretirement benefit obligation	—	—	—	23	—	23
Purchases of shares from noncontrolling interests	—	4	—	—	(4)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at June 30, 2020	231.5	$6,146	$1,751	$(4,296)	$94	$3,695
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2021	2020
Cash flows from operating activities
Net income	$1,326	$1,202
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses, net	(1)	(25)
Depreciation of fixed assets	82	82
Amortization and impairment of intangible assets	76	155
Share-based compensation expense	216	140
Deferred income taxes	115	(15)
Change in assets and liabilities:
Fiduciary receivables	(1,620)	(1,640)
Short-term investments — funds held on behalf of clients	(386)	(622)
Fiduciary liabilities	2,006	2,262
Receivables, net	(477)	(262)
Accounts payable and accrued liabilities	(295)	(323)
Current income taxes	83	186
Pension, other postretirement and postemployment liabilities	(80)	(62)
Other assets and liabilities	300	141
Cash provided by operating activities	1,345	1,219
Cash flows from investing activities
Proceeds from investments	41	17
Payments for investments	(29)	(60)
Net sales (purchases) of short-term investments — non-fiduciary	22	(522)
Acquisition of businesses, net of cash acquired	—	(368)
Sale of businesses, net of cash sold	9	30
Capital expenditures	(70)	(89)
Cash used for investing activities	(27)	(992)
Cash flows from financing activities
Share repurchase	(292)	(463)
Issuance of shares for employee benefit plans	(140)	(157)
Issuance of debt	1,113	4,153
Repayment of debt	(1,500)	(3,547)
Cash dividends to shareholders	(219)	(204)
Noncontrolling interests and other financing activities	(84)	14
Cash used for financing activities	(1,122)	(204)
Effect of exchange rates on cash and cash equivalents	11	(56)
Net increase (decrease) in cash and cash equivalents	207	(33)
Cash and cash equivalents at beginning of period	884	790
Cash and cash equivalents at end of period	$1,091	$757
Supplemental disclosures:
Interest paid	$162	$176
Income taxes paid, net of refunds	$239	$102
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
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2021, particularly in light of the continuing effect of the COVID-19 pandemic.
Reclassification
Certain amounts in the prior year's Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. For the three and six months ended June 30, 2020, there was $1 million and $0 million of income, respectively, including the related tax effect, from discontinued operations recognized in Net income (loss) from discontinued operations in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows. This amount is now included in Other income (expense) in the Condensed Consolidated Statement of Income and Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows. There was no earnings per share impact.
In the Company’s June 30, 2020 Quarterly Report on Form 10-Q, the Company reported an effective tax rate on Net income from continuing operations of 17.2% and 18.6% for the three and six months ended June 30, 2020. The effective tax rate on Net income was 17.1% and 18.6% for the three and six months ended June 30, 2020 as a result of the reclassification noted above.
Additionally, for the six months ended June 30, 2020, a $82 million cash outflow was classified as an adjustment to Net income from Restructuring reserves in the Condensed Consolidated Statement of Cash Flows. This amount is now included in Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows. There was no impact on Cash provided by operating activities.
Use of Estimates
The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, foreign currency exchange rate movements, and impacts from the COVID-19 pandemic increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Financial Statements in future periods.
2. Accounting Principles and Practices
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commercial Risk Solutions	$1,349	$1,126	$2,638	$2,272
Reinsurance Solutions	500	448	1,422	1,296
Retirement Solutions	440	393	874	790
Health Solutions	307	258	843	760
Data & Analytic Services	294	274	645	605
Elimination	(4)	(2)	(11)	(7)
Total revenue	$2,886	$2,497	$6,411	$5,716
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$1,263	$1,107	$2,571	$2,334
Americas other than United States	268	219	518	447
United Kingdom	498	444	1,028	944
Ireland	39	21	72	44
Europe, Middle East, & Africa other than United Kingdom and Ireland	499	404	1,590	1,359
Asia Pacific	319	302	632	588
Total revenue	$2,886	$2,497	$6,411	$5,716

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$241	$229	$339	$335
Additions	336	274	682	592
Amortization	(357)	(313)	(800)	(729)
Impairment	—	—	—	—
Foreign currency translation and other	2	3	1	(5)
Balance at end of period	$222	$193	$222	$193

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$185	$167	$184	$171
Additions	15	16	28	28
Amortization	(13)	(11)	(25)	(23)
Impairment	—	—	—	—
Foreign currency translation and other	(12)	—	(12)	(4)
Balance at end of period	$175	$172	$175	$172

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At June 30, 2021, Cash and cash equivalents and Short-term investments were $1,380 million compared to $1,192 million at December 31, 2020, an increase of $188 million. Of the total balances, $108 million and $102 million were restricted as to their use at June 30, 2021 and December 31, 2020. Included within Short-term investments as of June 30, 2021 and December 31, 2020, respectively, were £44.9 million ($62.3 million at June 30, 2021 exchange rates) and £44.4 million ($60.2 million at December 31, 2020 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Foreign currency remeasurement	$(13)	$(2)	$(9)	$40
Pension and other postretirement	8	2	14	6
Equity earnings	3	1	4	2
Extinguishment of debt	—	(7)	—	(7)
Disposal of businesses	1	—	1	25
Financial instruments and other	—	(3)	(13)	(47)
Total	$(1)	$(9)	$(3)	$19
(1)For the three months ended June 30, 2020 the Company has included $1 million of income that was previously classified as Net income from discontinued operations. There was no impact on the six months ended June 30, 2020. Refer to Note 1 “Basis of Presentation” for further information.
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$101	$81	$98	$77
Provision	21	6	27	15
Accounts written off, net of recoveries	(19)	(3)	(23)	(11)
Foreign currency translation and other	(1)	—	—	3
Balance at end of period	$102	$84	$102	$84

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2021	December 31, 2020
Costs to fulfill contracts with customers (1)	$222	$339
Prepaid expenses	136	111
Taxes receivable	85	95
Other	104	79
Total	$547	$624
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2021	December 31, 2020
Costs to obtain contracts with customers (1)	$175	$184
Taxes receivable	98	125
Leases	76	89
Investments	78	74
Other	119	138
Total	$546	$610
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2021	December 31, 2020
Deferred revenue (1)	$355	$296
Taxes payable	100	80
Leases	228	234
Other	735	561
Total	$1,418	$1,171
(1)During the three and six months ended June 30, 2021, revenue of $173 million and $344 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2020, revenue of $171 million and $288 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2021	December 31, 2020
Taxes payable (1)	$586	$561
Leases	55	65
Deferred revenue	68	76
Compensation and benefits	75	53
Other	128	140
Total	$912	$895
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of June 30, 2021 and December 31, 2020.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed no acquisitions during the three and six months ended June 30, 2021. The Company completed one acquisition and six acquisitions during the three and six months ended June 30, 2020.
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
Completed Dispositions
The Company completed one disposition during the three and six months ended June 30, 2021. The Company completed no dispositions during the three months ended June 30, 2020 and one disposition during the six months ended June 30, 2020.
Total pretax gains recognized in Other income (expense) for the three and six months ended June 30, 2021 were $1 million. Total pretax gains recognized in Other income (expense) for the three and six months ended June 30, 2020 were $0 million and $25 million, respectively.
Other Significant Activity
On March 9, 2020, Aon and Willis Towers Watson Public Limited Company, an Irish public limited company (“WTW”), entered into a business combination agreement (the “Business Combination Agreement”) with respect to a combination of the parties (the “Combination”). On July 26, 2021, Aon and WTW entered into a termination agreement with respect to the termination of the Business Combination Agreement, pursuant to which Aon has paid a $1 billion Regulatory Termination Fee. Refer to “Business Combination Agreement” within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$8,666
Goodwill related to disposals	(1)
Foreign currency translation and other	(6)
Balance as of June 30, 2021	$8,659

Other intangible assets by asset class are as follows (in millions):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,335	$1,835	$500	$2,337	$1,775	$562
Tradenames	14	13	1	14	13	1
Technology and other	421	358	63	435	358	77
Total	$2,770	$2,206	$564	$2,786	$2,146	$640
The estimated future amortization for finite-lived intangible assets as of June 30, 2021 is as follows (in millions):

Remainder of 2021	$70
2022	101
2023	90
2024	73
2025	58
2026	36
Thereafter	136
Total	$564
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
Revolving Credit Facilities
As of June 30, 2021, Aon plc has two primary committed credit facilities outstanding: its $900 million multi-currency U.S. credit facility expiring in February 2022 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2021, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2021.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.65 billion at June 30, 2021. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation. There was no commercial paper outstanding as of June 30, 2021 and December 31, 2020.
Approximately $400 million of the Regulatory Termination Fee (as defined in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) was paid on July 27, 2021 using proceeds of commercial paper issued by Aon Corporation under the U.S. Program where the aggregate principal was raised on July 26, 2021.
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average commercial paper outstanding	$65	$808	$41	$632
Weighted average interest rate of commercial paper outstanding	0.17%	1.63%	0.18%	1.39%

9. Income Taxes
The effective tax rates on Net income were 34.1% and 24.8% for the three and six months ended June 30, 2021. The effective tax rates on Net income were 17.1% and 18.6% for the three and six months ended June 30, 2020. Refer to Note 1 “Basis of Presentation” for a discussion of certain amounts in the prior year's Condensed Consolidated Financial Statements which have been reclassified to conform to the current year’s presentation.
For the three and six months ended June 30, 2021, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the unfavorable impact of the U.K. tax rate increase offset by the favorable impact of share-based payments.

The U.K. enacted legislation on June 10, 2021 which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023. As a result, the Company remeasured its U.K. deferred tax assets and liabilities based on the tax rate in effect when the deferred tax assets and liabilities are expected to be realized.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Shares repurchased	1.1	—	1.3	2.2
Average price per share	$235.84	$—	$232.53	$212.78
Costs recorded to retained earnings
Total repurchase cost	$242	$—	$292	$461
Additional associated costs	—	—	—	2
Total costs recorded to retained earnings	$242	$—	$292	$463
(1)Due to COVID-19, the Company temporarily suspended share repurchases in the second quarter of 2020.

At June 30, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $5.0 billion. Under the Repurchase Program, the Company has repurchased a total of 138.5 million shares for an aggregate cost of approximately $15.0 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average ordinary shares outstanding	227.0	232.7	227.0	233.0
Dilutive effect of potentially issuable shares	1.0	0.9	1.1	1.1
Diluted weighted average ordinary shares outstanding	228.0	233.6	228.1	234.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.2 million and 0.1 million shares excluded from the calculation for the three and six months ended June 30, 2021, respectively. There were 0.1 million shares and no shares excluded from the calculation for the three and six months ended June 30, 2020, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	9	45	8	62
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	71	72
Tax expense	—	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	54	55
Net current period other comprehensive income (loss)	10	45	62	117
Balance at June 30, 2021	$11	$(1,000)	$(2,755)	$(3,744)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(11)	(308)	(1)	(320)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	11	—	63	74
Tax expense	(2)	—	(15)	(17)
Amounts reclassified from accumulated other comprehensive income, net (3)	9	—	48	57
Net current period other comprehensive income (loss)	(2)	(308)	47	(263)
Balance at June 30, 2020	$(14)	$(1,613)	$(2,669)	$(4,296)
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
11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	17	21	14	21	3	5
Expected return on plan assets, net of administration expenses	(35)	(39)	(32)	(33)	(8)	(9)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	8	8	20	17	3	3
Net periodic (benefit) cost	(9)	(9)	2	5	(2)	(1)
Loss on pension settlement	—	2	—	—	—	—
Total net periodic (benefit) cost	$(9)	$(7)	$2	$5	$(2)	$(1)

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	33	43	28	42	6	9
Expected return on plan assets, net of administration expenses	(69)	(78)	(64)	(66)	(16)	(17)
Amortization of prior-service cost	2	1	—	—	—	—
Amortization of net actuarial loss	16	15	39	34	7	6
Net periodic (benefit) cost	(18)	(19)	3	10	(3)	(2)
Loss on pension settlement	—	2	—	—	—	—
Total net periodic (benefit) cost	$(18)	$(17)	$3	$10	$(3)	$(2)

In the second quarter of 2020, the Company recognized a non-cash settlement charge of approximately £2 million ($2 million using June 30, 2020 exchange rates). Settlements from a certain U.K. pension plan exceeded the plan’s service and interest cost. This triggered settlement accounting which required the immediate recognition of a portion of the accumulated losses associated with the plan.
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $8 million, $73 million, and $19 million, (at December 31, 2020 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2021. In the first quarter of 2021, the Company revised its full year expected pension contributions in the U.S. following the enactment of the American Rescue Plan Act of 2021. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contributions to U.K. pension plans	$2	$2	$6	$4
Contributions to U.S. pension plans	8	7	46	38
Contributions to other major pension plans	2	9	10	11
Total contributions	$12	$18	$62	$53

12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted share units (“RSUs”)	$44	$44	$110	$102
Performance share awards (“PSAs”)	39	19	100	33
Employee share purchase plans	2	1	6	5
Total share-based compensation expense	$85	$64	$216	$140

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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Six Months Ended June 30,
	2021		2020
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,309	$163	3,634	$143
Granted	861	$238	1,103	$185
Vested	(1,094)	$151	(1,257)	$133
Forfeited	(116)	$171	(116)	$151
Non-vested at end of period	2,960	$189	3,364	$160
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $452 million as of June 30, 2021, with a remaining weighted average amortization period of approximately 2.1 years.

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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2021 and the years ended December 31, 2020 and 2019, respectively (shares in thousands and dollars in millions, except fair value per share):

	June 30, 2021	December 31, 2020	December 31, 2019
Target PSAs granted during period	346	500	467
Weighted average fair value per share at date of grant	$221	$162	$165
Number of shares that would be issued based on current performance levels	346	988	895
Unamortized expense, based on current performance levels	$69	$83	$23

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Foreign exchange contracts
Accounted for as hedges	$619	$633	$40	$33	$—	$—
Not accounted for as hedges (3)	516	367	—	1	1	1
Total	$1,135	$1,000	$40	$34	$1	$1
(1)Included within Other current assets ($25 million at June 30, 2021 and $11 million at December 31, 2020) or Other non-current assets ($15 million at June 30, 2021 and $23 million at December 31, 2020).
(2)Included within Other current liabilities ($1 million at June 30, 2021 and December 31, 2020).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) gain recognized in Accumulated other comprehensive loss	$(2)	$(2)	$11	$(13)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$—	$(5)	$(1)	$(9)
Compensation and benefits	—	(1)	—	(1)
Interest expense	—	—	—	(1)
Total	$—	$(6)	$(1)	$(11)
The Company estimates that approximately $12 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2021, the Company recorded a gain of $15 million and $8 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2020, the Company recorded a loss of $3 million and $38 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at June 30, 2021 and December 31, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million, as of June 30, 2021 and December 31, 2020.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and six months ended June 30, 2021 and 2020.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,371	$3,371	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$50	$—	$50	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,781	$2,781	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$38	$—	$38	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2021 or 2020. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2021 or 2020 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$400	$401
Long-term debt	$7,272	$8,447	$7,281	$8,752

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
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 528 million ($373 million at June 30, 2021 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Hewitt Investment Consulting, Inc, now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to the ERISA statute. The matter was tried to the Court the last week of June 2021. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon UK Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $15.5 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in an amount to be assessed. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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

Sale of the Divested Business
In 2017, Aon executed a sale of its benefits administration and business process outsourcing business (the “Divested Business”). In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of June 30, 2021, the undiscounted maximum potential future payments under the lease guarantee is $47 million, with an estimated fair value of $6 million. No cash payments were made in connection with the lease commitments during the three and six months ended June 30, 2021.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2021, the undiscounted maximum potential future payments under the performance guarantees were $78 million, with an estimated fair value of $1 million. No cash payments were made in connection with the performance guarantees during the three and six months ended June 30, 2021.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $76 million at June 30, 2021, and $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $130 million at June 30, 2021 compared to $113 million at December 31, 2020.

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

EXECUTIVE SUMMARY OF SECOND QUARTER 2021 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk, retirement, and health solutions underpinned by data and analytics. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our second quarter of 2021 financial results.
•For the second quarter of 2021, revenue increased $389 million, or 16%, to $2.9 billion compared to the prior year period due primarily to organic revenue growth of 11%, a 4% favorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”), and a 1% favorable impact from acquisitions, divestitures, and other. For the first six months of 2021, revenue increased $695 million, or 12%, to $6.4 billion compared to the prior year period due primarily to organic revenue growth of 8% and a 4% favorable impact from foreign currency translation.
•Operating expenses for the second quarter of 2021 were $2.2 billion, an increase of $311 million from the prior year period. The increase was due primarily to a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results, a $98 million unfavorable impact from foreign currency translation, an increase in expense associated with 11% organic revenue growth, and a $20 million increase in transaction costs related to the terminated combination with WTW, partially offset by a $17 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020. Operating expenses for the first six months of 2021 were $4.5 billion, an increase of $405 million compared to the prior year period primarily due to a $171 million unfavorable impact from foreign currency translation, a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results, a $37 million increase in transaction costs related to the terminated combination with WTW, and an increase in expense associated with 8% organic revenue growth, partially offset by a $72 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020.
•Operating margin decreased to 23.3% in the second quarter of 2021 from 23.8% in the prior year period. The decrease was driven by an increase in operating expenses as listed above, partially offset by organic revenue growth of 11%. Operating margin for the first six months of 2021 increased to 29.9% from 28.5% in the prior year period. The increase was driven by organic revenue growth of 8%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, net income decreased $18 million, or 4%, to $393 million for the second quarter of 2021 compared to the prior year period. During the first six months of 2021, net income increased $124 million, or 10%, to $1,326 million compared to the first six months of 2020.
•Diluted earnings per share was $1.66 per share for the second quarter of 2021 compared to $1.70 per share for the prior year period. During the first six months of 2021, diluted earnings per share was $5.66 per share compared to $5.00 per share for the prior year period.
•Cash flows provided by operating activities was $1,345 million for the first six months of 2021, an increase of $126 million from the prior year period, primarily due to strong operating income growth and a $59 million decrease in restructuring cash outlays. The prior year period included near-term actions taken due to uncertainty surrounding COVID-19.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2021:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 11% for the second quarter of 2021. Organic revenue growth reflects growth in the core, driven by net new business generation and ongoing strong retention, as well as double-digit growth overall in the more discretionary portions of the business. Organic revenue growth was 8% for the first six months of 2021, reflecting growth in the core, driven by ongoing strong retention and net new business generation, as well as growth overall in the more discretionary portions of the business.

•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 25.8% for the second quarter of 2021 compared to 26.8% in the prior year period. The decrease in adjusted operating margin primarily reflects strong organic revenue growth that significantly outpaced investment, as well as a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results. For the first six months of 2021, adjusted operating margin was 32.2% compared to 31.8% for the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, as well as a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.29 per share for the second quarter of 2021 and $6.57 for the first six months of 2021, compared to $1.96 and $5.65 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first six months of 2021 by $145 million, or 13%, from the prior year period, to $1,275 million, reflecting an increase in cash flows from operations and a $19 million decrease in capital expenditures.
BUSINESS COMBINATION AGREEMENT
On March 9, 2020, we and WTW, entered into a Business Combination Agreement with respect to a combination of the parties. The parties’ respective shareholders approved the Combination on August 26, 2020. On October 30, 2020, we and WTW amended the Business Combination Agreement to provide that, at the effective date of the transaction, there would be 12 members of our Board of Directors, including one director mutually agreed by the parties.
During the second quarter of 2020, the United States Department of Justice (“DOJ”) delivered a “Second Request” pursuant to the Hart-Scott-Rodino Antitrust Improvement Act. On June 16, 2021, the DOJ filed a civil antitrust lawsuit against the Company and WTW in the United States District Court for the District of Columbia seeking to enjoin the Combination. On July 26, 2021, the Company and WTW entered into an agreement to terminate the Business Combination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Business Combination Agreement was terminated and the Company paid to WTW a termination fee of $1 billion (the “Regulatory Termination Fee”), as contemplated by the Business Combination Agreement.
During the second quarter of 2021, we and WTW entered into agreements to divest certain businesses intended to address competition concerns in certain jurisdictions. We and WTW entered into a definitive agreement to sell Willis Re and a set of WTW corporate risk and broking and health and benefits services to Arthur J. Gallagher & Co. (the “Gallagher Agreement”). Pursuant to its terms, the Gallagher Agreement terminated automatically upon the termination of the Business Combination Agreement. In addition, we entered into a definitive agreement to sell Aon’s U.S. retirement business to Aquiline (the “Aquiline Agreement”). On July 26, 2021, Aon delivered a termination notice pursuant to the terms of the Aquiline Agreement, at which time the Aquiline Agreement was terminated in accordance with its terms. Aon also entered into a definitive agreement to sell the Aon Retiree Health Exchange™ business to Alight (the “Alight Agreement”). On July 29, 2021, Aon and Alight executed an amendment and restatement of the Alight Agreement to remove the closing of the Combination as a condition to closing the Alight Agreement. The closing of the Alight Agreement remains subject to regulatory approvals and other customary closing conditions. Additionally, we entered into a definitive agreement to sell Aon’s retirement and investment business in Germany to Lane Clark & Peacock LLP (the “LCP Agreement”). The LCP Agreement has not been terminated as of the filing date of this report, however, the closing of the LCP Agreement is contingent on the closing of the now terminated Combination, as well as other customary closing conditions, and we do not expect to consummate the transactions contemplated by the LCP Agreement.
Aon Corporation, a subsidiary of Aon plc, paid the Regulatory Termination Fee to WTW on July 27, 2021, reflecting that U.S. business services provided by Aon Corporation and its subsidiaries were the primary focus of the DOJ’s challenge to our proposed combination. The Regulatory Termination Fee was paid to defend the existing U.S. business of Aon Corporation and to avoid additional remedy divestitures of critical Aon Corporation business segments in the U.S. and the continuing delay and uncertainty in completing the combination.
RECENT DEVELOPMENTS
The outbreak of the coronavirus, COVID-19, was declared by the World Health Organization to be a pandemic and has impacted almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty, and economic disruption in every region in which we operate. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption, although in recent months progress has been made in the development and distribution of vaccines, contributing to improved economic conditions globally. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives. We continue to be fully operational and to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. We continue to deploy business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions.
As the situation continues to evolve, the scale and duration of disruption cannot be predicted, and it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. While we continue to focus on managing our cash flow to meet liquidity needs, our results of operations, particularly with respect to our more discretionary revenues, may be adversely affected. However, in the first six months ended June 30, 2021, the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely, though, especially as some more discretionary areas of our business have not fully recovered.
The impacts of the pandemic on our business operations and results of operations for the six months ended June 30, 2021 are further described in the sections entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part I, Item 2 of this report.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Total revenue	$2,886	$2,497	$6,411	$5,716
Expenses
Compensation and benefits	1,628	1,361	3,347	2,883
Information technology	115	107	229	218
Premises	76	74	153	147
Depreciation of fixed assets	41	41	82	82
Amortization of intangible assets	36	58	76	155
Other general expense	318	262	607	604
Total operating expenses	2,214	1,903	4,494	4,089
Operating income	672	594	1,917	1,627
Interest income	3	—	6	2
Interest expense	(78)	(89)	(157)	(172)
Other income (expense)	(1)	(9)	(3)	19
Income before income taxes	596	496	1,763	1,476
Income tax expense	203	85	437	274
Net income	393	411	1,326	1,202
Less: Net income attributable to noncontrolling interests	14	13	34	32
Net income attributable to Aon shareholders	$379	$398	$1,292	$1,170
Diluted net income per share attributable to Aon shareholders	$1.66	$1.70	$5.66	$5.00
Weighted average ordinary shares outstanding - diluted	228.0	233.6	228.1	234.1
Revenue
Total revenue increased $389 million, or 16%, in the second quarter of 2021 compared to the second quarter of 2020. This increase reflects organic revenue growth of 11%, a 4% favorable impact from foreign currency translation, and a 1% favorable impact from acquisitions, divestitures, and other. For the first six months of 2021, revenue increased by $695 million, or 12% compared to the prior year period. This increase reflects organic revenue growth of 8% and a 4% favorable impact from foreign currency translation.
Commercial Risk Solutions revenue increased $223 million, or 20%, to $1,349 million in the second quarter of 2021, compared to $1,126 million in the second quarter of 2020. Organic revenue growth was 14% in the second quarter of 2021, driven by strong new business generation, retention, and management of the renewal book portfolio, highlighted by double-

digit growth in the U.S., Canada, EMEA, Asia, and Latin America, driven by continued strength in core P&C. Results also reflect significant growth in the more discretionary portions of our business, primarily in transaction liability, project-related work, construction, and cyber consulting, which were negatively impacted in the prior year period. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact. For the first six months of 2021, revenue increased $366 million, or 16%, to $2,638 million, compared to $2,272 million in the first six months of 2020. Organic revenue growth was 12% in the first six months of 2021, driven by growth across every major geography, including double-digit growth in the U.S., Canada, Latin America, and Asia, driven by strong retention and management of the renewal book portfolio. Results also reflect growth in the more discretionary portions of our business, including double-digit growth in transaction liability. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $52 million, or 12%, to $500 million in the second quarter of 2021, compared to $448 million in the second quarter of 2020. Organic revenue growth was 9% in the second quarter of 2021, driven by growth in treaty, driven by continued net new business generation globally, as well as double-digit growth in capital markets transactions and solid growth in facultative placements. For the six months of 2021, revenue increased $126 million, or 10%, to $1,422 million, compared to $1,296 million in the first six months of 2020. Organic revenue growth was 7% in the first six months of 2021, driven by continued net new business generation in treaty, as well as double-digit growth in capital markets transactions and solid growth in facultative placements. Market impact was modestly positive on results for the three and six months ended June 30, 2021. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is largely driven by facultative placements and capital markets that are more transactional in nature.
Retirement Solutions revenue increased $47 million, or 12%, to $440 million in the second quarter of 2021, compared to $393 million in the second quarter of 2020. Organic revenue growth was 5% in the second quarter of 2021, reflecting double-digit growth in Human Capital, driven by both rewards and assessments solutions, and an increase in the Retirement business, primarily from higher utilization rates. For the first six months of 2021, revenue increased $84 million, or 11%, to $874 million, compared to $790 million in the first six months of 2020. Organic revenue growth was 5% in the first six months of 2021, reflecting double-digit growth in Human Capital, primarily for rewards solutions, and an increase in the Retirement business, primarily from higher utilization rates.
Health Solutions revenue increased $49 million, or 19%, to $307 million in the second quarter of 2021, compared to $258 million in the second quarter of 2020. Organic revenue growth was 14% in the second quarter of 2021, driven by growth in the more discretionary portions of our business, primarily due to an increase in project-related work, as well as strength in voluntary benefits. The prior year period was negatively impacted by COVID-19 and the impact from a one-time adjustment identified in connection with the implementation of a new system. Results also include growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book portfolio. For the first six months of 2021, revenue increased $83 million, or 11%, to $843 million, compared to $760 million in the first six months of 2020. Organic revenue growth was 7% in the first six months of 2021, reflecting growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book portfolio.
Data & Analytic Services revenue increased $20 million, or 7%, to $294 million in the second quarter of 2021 compared to $274 million in the second quarter of 2020. Organic revenue growth was 5% in the second quarter of 2021, primarily driven by solid growth globally in the affinity business across both consumer and business solutions, while our travel and events practice was flat. Results also include continued double-digit growth generated through our CoverWallet digital platform, driven by accelerated client adoption of online solutions. For the first six months of 2021, revenue increased $40 million, or 7%, to $645 million, compared to $605 million in the first six months of 2020. Organic revenue growth was 1% in the first six months of 2021, reflecting double-digit growth generated through our CoverWallet digital platform, driven by accelerated client adoption of online solutions.
Compensation and Benefits
Compensation and benefits increased $267 million, or 20%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily driven by a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results, a $76 million unfavorable impact from foreign currency translation and an increase in expense associated with 11% organic revenue growth. For the first six months of 2021, compensation and benefits increased $464 million, or 16%, compared to the first six months of 2020. The increase was primarily driven by a $135 million negative impact from the repatterning of expenses within the year, as previously described in the first quarter results, a $132 million unfavorable impact from foreign currency translation and an increase in expense associated with 8% organic revenue growth.

Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $8 million, or 7%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily driven by an increase in expense associated with 11% organic revenue growth, a $3 million unfavorable impact from foreign currency translation, and investments to support long-term growth. For the first six months of 2021, Information technology increased $11 million, or 5%, compared to the first six months of 2020. The increase was primarily driven by an increase in expense associated with 8% organic revenue growth and a $5 million unfavorable impact from foreign currency translation.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $2 million, or 3%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily driven by a $5 million unfavorable impact from foreign currency translation and an increase in office occupancy expenses, partially offset by a decrease in rent expense. For the first six months of 2021, Premises increased $6 million, or 4%, compared to the first six months of 2020. The increase was primarily driven by an $8 million unfavorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets was flat in the second quarter of 2021 compared to the second quarter of 2020. For the first six months of 2021, Depreciation of fixed assets was also flat compared to the first six months of 2020.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $22 million, or 38%, in the second quarter of 2021 compared to the second quarter of 2020 reflecting a $17 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020. For the first six months of 2021, Amortization and impairment of intangibles decreased $79 million, or 51%, compared to the first six months of 2020 due primarily to a $72 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020.
Other General Expense
Other general expense in the second quarter of 2021 increased $56 million, or 21%, compared to the second quarter of 2020 due primarily to a $20 million increase in transaction costs related to the terminated combination with WTW, a $10 million unfavorable impact from foreign currency translation, and an increase in expense associated with 11% organic revenue growth. For the first six months of 2021, Other general expense increased $3 million, or 0%, compared to the prior year period. This increase was primarily driven by a $37 million increase in transaction costs related to the terminated combination with WTW and a $20 million unfavorable impact from foreign currency translation, partially offset by a temporary reduction of certain expenses, primarily travel and entertainment.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2021, Interest income was $3 million, an increase of $3 million compared to the prior year period. For the first six months of 2021, Interest income was $6 million, compared to $2 million in the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $78 million for the second quarter of 2021, a decrease of $11 million, or 12%, from the second quarter of 2020. The decrease was driven primarily by lower outstanding term debt and a decrease in commercial paper borrowings. For the first six months of 2021, Interest expense was $157 million, a decrease of $15 million, or 9%, from the prior year period. The decrease was driven primarily by lower outstanding term debt and a decrease in commercial paper borrowings.
Other Income (Expense)
Total Other expense was $1 million for the second quarter of 2021, compared to other expense of $9 million for the second quarter of 2020. Other expense for the second quarter of 2021 primarily includes $13 million of losses due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, partially offset by $8 million of pension and other postretirement income, $3 million of equity earnings, and a $1 million gain on the prior year sale of a certain business. Other expense for the second quarter of 2020 primarily includes $7 million of expense related to the prepayment of debt and $3 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates. Other expense for the first six months of 2021 primarily includes $13 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates and other activity, $9 million of losses from changes in foreign exchange rates partially offset by $14 million of pension and other postretirement income, $4 million of equity earnings and a $1 million gain on the sale of certain businesses. Other income for the first six months of 2020 primarily includes $40 million of gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, a $25 million gain on the sale of certain businesses, and $6 million of pension and other postretirement income, partially offset by $47 million of losses on financial instruments used to economically hedge gains and losses from changes in foreign exchange rates and $7 million of expense related to the prepayment of debt.
Income before Income Taxes
Due to the factors discussed above, income before income taxes for the second quarter of 2021 was $596 million, a 20% increase from income before income taxes of $496 million in the second quarter of 2020, and income before income taxes was $1,763 million for the first six months of 2021, a 19% increase from $1,476 million for the first six months of 2020.
Income Taxes
The effective tax rates on net income were 34.1% and 17.1% for the second quarter of 2021 and 2020, respectively. The effective tax rates on net income were 24.8% and 18.6% for the first six months ended June 30, 2021 and 2020, respectively.
For the six months ended June 30, 2021, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the unfavorable impact of the U.K. tax rate increase offset by the favorable impact of share-based payments.
The UK enacted legislation on June 10, 2021, which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023. As a result, the Company remeasured its U.K. deferred tax assets and liabilities based on the tax rate in effect when the deferred tax assets and liabilities are expected to be realized.
For the six months ended June 30, 2020, the tax rate was primarily driven by the geographical distribution of income and certain favorable discrete items, including the impact of share-based payments and the release of a valuation allowance due to a change in judgement about realizability of deferred tax assets in the U.K.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2021 decreased to $379 million, or $1.66 per diluted share, from $398 million, or $1.70 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2021 increased to $1,292 million, or $5.66 per diluted share, from $1,170 million, or $5.00 per diluted share, in the prior year period.
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

	Three Months Ended June 30,
	2021	2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,349	$1,126	20%	5%	—%	1%	14%
Reinsurance Solutions	500	448	12	1	—	2	9
Retirement Solutions	440	393	12	6	—	1	5
Health Solutions	307	258	19	5	—	—	14
Data & Analytic Services	294	274	7	4	—	(2)	5
Elimination	(4)	(2)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,886	$2,497	16%	4%	—%	1%	11%

	Six Months Ended June 30,
	2021	2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$2,638	$2,272	16%	5%	—%	(1)%	12%
Reinsurance Solutions	1,422	1,296	10	2	(1)	2	7
Retirement Solutions	874	790	11	5	—	1	5
Health Solutions	843	760	11	4	—	—	7
Data & Analytic Services	645	605	7	4	—	2	1
Elimination	(11)	(7)	N/A	N/A	N/A	N/A	N/A
Total revenue	$6,411	$5,716	12%	4%	—%	—%	8%
(1)Currency impact is determined by translating prior period's revenue at the current period's foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2021 and 2020, respectively, was $2 million and $5 million. Fiduciary investment income for the six months ended June 30, 2021 and 2020, respectively, was $4 million and $20 million.
(3)Organic revenue growth includes the impact of intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,886	$2,497	$6,411	$5,716

Operating income - as reported	$672	$594	$1,917	$1,627
Amortization and impairment of intangible assets	36	58	76	155
Transaction costs (1)	38	18	73	36
Operating income - as adjusted	$746	$670	$2,066	$1,818

Operating margin - as reported	23.3%	23.8%	29.9%	28.5%
Operating margin - as adjusted	25.8%	26.8%	32.2%	31.8%
(1)As part of the terminated combination with WTW, certain transaction costs have been and will be incurred by the Company through the third quarter of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including potential divestitures, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model.

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
A reconciliation of this non-GAAP measure to the reported Diluted net income per share attributable to Aon shareholders is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$672	$74	$746
Interest income	3	—	3
Interest expense	(78)	—	(78)
Other income (expense)	(1)	—	(1)
Income before income taxes	596	74	670
Income tax expense (1)	203	(68)	135
Net income	393	142	535
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$379	$142	$521

Diluted net income per share attributable to Aon shareholders	$1.66	$0.63	$2.29

Weighted average ordinary shares outstanding - diluted	228.0	—	228.0
Effective tax rates (1)	34.1%		20.1%

	Three Months Ended June 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$594	$76	$670
Interest income	—	—	—
Interest expense	(89)	—	(89)
Other income (expense)	(9)	—	(9)
Income before income taxes	496	76	572
Income tax expense (1)	85	15	100
Net income	411	61	472
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$398	$61	$459

Diluted net income per share attributable to Aon shareholders	$1.70	$0.26	$1.96

Weighted average ordinary shares outstanding - diluted	233.6	—	233.6
Effective tax rates (1)	17.1%		17.5%

	Six Months Ended June 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,917	$149	$2,066
Interest income	6	—	6
Interest expense	(157)	—	(157)
Other income (expense)	(3)	—	(3)
Income before income taxes	1,763	149	1,912
Income tax expense (1)	437	(57)	380
Net income	1,326	206	1,532
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,292	$206	$1,498

Diluted net income per share attributable to Aon shareholders	$5.66	$0.91	$6.57

Weighted average ordinary shares outstanding - diluted	228.1	—	228.1
Effective tax rates (1)	24.8%		19.9%

	Six Months Ended June 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,627	$191	$1,818
Interest income	2	—	2
Interest expense	(172)	—	(172)
Other income (expense)	19	—	19
Income before income taxes	1,476	191	1,667
Income tax expense (1)	274	38	312
Net income	1,202	153	1,355
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$1,170	$153	$1,323

Diluted net income per share attributable to Aon shareholders	$5.00	$0.65	$5.65

Weighted average ordinary shares outstanding - diluted	234.1	—	234.1
Effective tax rates (1)	18.6%		18.7%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with accelerated tradename amortization, impairment charges and certain transaction costs related to the terminated combination, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the three and six months ended June 30, 2021 was adjusted to exclude the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.
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

	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$1,345	$1,219
Capital expenditures used for operations	(70)	(89)
Free cash flow provided by operations	$1,275	$1,130

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
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.19 on net income per diluted share during the three and six months ended June 30, 2021. Currency fluctuations had no impact and an unfavorable impact of $0.03 on net income per diluted share during the three and six months ended June 30, 2020 when 2019 results were translated at 2020 rates.
Translating prior year quarter results at current quarter foreign exchange rates, currency fluctuations had a favorable impact of $0.04 and a favorable impact of $0.22 on adjusted net income per diluted share during the three and six months ended June 30, 2021. Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.05 on adjusted net income per diluted share during the three and six months ended June 30, 2020 when 2019 results were translated at 2020 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
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
As a result of the COVID-19 pandemic, we have taken various proactive steps and continue to evaluate opportunities that will increase our liquidity and strengthen our financial position. In 2021 such actions include, but are not limited to, the early repayment of our $400 million 2.80% Senior Notes on February 16, 2021, which were set to mature in March 2021, and reducing our discretionary spending, including limiting spending on mergers and acquisitions, excluding expenses related to the terminated Combination.
We expect to have the ability to meet our cash needs for the next 12 months and beyond through the use of Cash and cash equivalents, Short-term investments, funds available under our credit facilities and commercial paper programs, and cash flows from operations. Short-term investments included in our liquidity portfolio are expected to be highly liquid, giving us the ability to readily convert them to cash, as deemed appropriate. We believe our liquidity position at June 30, 2021 remains strong as evidenced by strong cash flows in the quarter. Given the significant uncertainties of economic conditions due to COVID-19, we will continue to closely monitor and actively manage our liquidity as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $6.1 billion and $5.7 billion at June 30, 2021 and December 31, 2020, respectively, and fiduciary receivables of $9.7 billion and $8.1 billion at June 30, 2021 and December 31, 2020, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2021, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.

The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2021 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,091	$—	$3,011	$4,102
Money market funds	—	289	3,082	3,371
Cash and short-term investments	1,091	289	6,093	7,473
Fiduciary receivables	—	—	9,711	9,711
Total	$1,091	$289	$15,804	$17,184
Cash and cash equivalents increased $207 million in 2021. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$1,345	$1,219
Cash used for investing activities	$(27)	$(992)
Cash used for financing activities	$(1,122)	$(204)
Effect of exchange rates changes on cash and cash equivalents	$11	$(56)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2021 increased $126 million, or 10%, from the prior year period to $1,345 million. This amount represents net income reported, as adjusted, generally, for primary drivers including gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $62 million for the six months ended June 30, 2021, as compared to $53 million for the six months ended June 30, 2020. For the remainder of 2021, we expect to contribute approximately $38 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates. In the first quarter, we revised our full year expected pension contributions in the U.S. following the enactment of the American Rescue Plan Act of 2021.
Regulatory Termination Fee
On July 27, 2021, we paid the Regulatory Termination Fee of $1 billion which will be reflected as an outflow to operating activities in the third quarter. Additionally, we expect to incur approximately $350 to $400 million of additional transaction costs in the third quarter, which may include advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including potential divestitures, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model.
Investing Activities
Cash flow used for investing activities was $27 million during the six months ended June 30, 2021, a decrease of $965 million compared to $992 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $19 million as compared to December 31, 2020. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first six months of 2021, we completed no acquisitions and one business was sold. There was a $1 million gain in the Condensed Consolidated Statement of Cash Flows related to prior year acquisitions.
During the first six months of 2020, we completed the acquisition of six businesses for a total consideration of $368 million, net of cash acquired, and one business was sold for a net cash inflow of $30 million.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $70 million and $89 million for the six months ended June 30, 2021 and 2020, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2021 was $1,122 million, an increase of $918 million compared to the prior year period. The primary drivers of cash flow used for financing activities are repayments of debt, net of issuances, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, share repurchases, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Shares repurchased	1.1	—	1.3	2.2
Average price per share	$235.84	$—	$232.53	$212.78
Costs recorded to retained earnings
Total repurchase cost	$242	$—	$292	$461
Additional associated costs	—	—	—	2
Total costs recorded to retained earnings	$242	$—	$292	$463
(1)Due to COVID-19, the Company temporarily suspended share repurchases in the second quarter of 2020.

At June 30, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $5.0 billion. Under the Repurchase Program, we have repurchased a total of 138.5 million shares for an aggregate cost of approximately $15.0 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at June 30, 2021 was $7.3 billion, a decrease of $0.4 billion compared to December 31, 2020. Further, commercial paper activity during the six months ended June 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total issuances (1)	$850	$1,102	$1,100	$3,162
Total repayments	(850)	(1,600)	(1,100)	(2,941)
Net issuances (repayments)	$—	$(498)	$—	$221
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
Approximately $400 million of the Regulatory Termination Fee was paid on July 27, 2021 using proceeds of commercial paper issued by Aon Corporation under the U.S. Program where the aggregate principal was raised on July 26, 2021.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). As of June 30, 2021 and December 31, 2020, we had distributable profits in excess of $762 million and $251 million, respectively. On July 16, 2021, we received approval from the High Court of Ireland to complete a reduction in share premium to create distributable profits of $34 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under Irish law. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of June 30, 2021, we had two primary committed credit facilities outstanding: our $900 million multi-currency U.S. credit facility expiring in February 2022 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.65 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2021, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2021.

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
The major rating agencies’ ratings of our debt at July 30, 2021 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
On March 19, 2021, Fitch upgraded our 'BBB+' outlook to Stable, as compared to a Negative outlook at February 19, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of June 30, 2021, the undiscounted maximum potential future payments under the lease guarantee were $47 million, with an estimated fair value of $6 million. No cash payments were made in connection to the lease commitments during the three and six months and ended June 30, 2021.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of June 30, 2021, the undiscounted maximum potential future payments under the performance guarantees were $78 million, with an estimated fair value of $1 million. No cash payments were made in connection to the performance guarantees during the three and six months ended June 30, 2021.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $76 million at June 30, 2021, compared to $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $130 million at June 30, 2021, compared to $113 million at December 31, 2020.
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

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2021
Revenue	$—
Operating loss	$(84)
Expense from non-guarantor subsidiaries before income taxes	$(320)
Net loss	$(437)
Net loss attributable to Aon shareholders	$(437)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2021	December 31, 2020
Receivables due from non-guarantor subsidiaries	$3,205	$1,196
Other current assets	1,412	137
Total current assets	$4,617	$1,333

Non-current receivables due from non-guarantor subsidiaries	$510	$516
Other non-current assets	884	894
Total non-current assets	$1,394	$1,410

Payables to non-guarantor subsidiaries	$15,967	$15,167
Other current liabilities	201	1,695
Total current liabilities	$16,168	$16,862

Non-current payables to non-guarantor subsidiaries	$7,148	$5,396
Other non-current liabilities	8,779	8,871
Total non-current liabilities	$15,927	$14,267

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
As described in Note 2 “Accounting Principles and Practices” to our Financial Statements contained in Part I, Item 1, all issued, but not yet effective, guidance has been deemed not applicable or not significant to the Financial Statements.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2021, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2021 and 2022, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.02 impact and a favorable $0.19 impact during the three and six months ended June 30, 2021, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.04 impact and a favorable $0.22 impact during the three and six months ended June 30, 2021, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein. See also the information disclosed under the heading “Business Combination Agreement” contained in Part I, Item 2 of this report, which is incorporated herein by reference.
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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/21 - 4/30/21	619,972	$234.99	619,972	$5,067,138,504
5/1/21 - 5/31/21	—	$—	—	$5,067,138,504
6/1/21 - 6/30/21	406,303	$237.15	406,303	$4,970,783,880
	1,026,275	$235.84	1,026,275	$4,970,783,880
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2021.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Payment of Regulatory Termination Fee
Approximately $400 million of the Regulatory Termination Fee was paid on July 27, 2021 using proceeds of commercial paper issued by Aon Corporation under the U.S. Program where the aggregate principal was raised on July 26, 2021.
Transition and Separation Agreement
Aon Corporation entered into a transition and separation agreement with Anthony Goland, effective as of July 27, 2021, with respect to Mr. Goland’s continued employment during a transition period until his separation from the Company on December 31, 2021 (the “Separation Date”).
The agreement provides that Mr. Goland will continue to receive his current base salary until the Separation Date. In connection with Mr. Goland’s transition, and subject to customary conditions, he will receive a cash payment of $4,500,000, payable in installments, in exchange for carrying out duties and responsibilities prior to the Separation Date and for agreeing to certain restrictive covenants. Mr. Goland’s stock awards will be given normal treatment under the applicable plan documents, but will continue to vest on their original dates, notwithstanding his separation from employment on the Separation Date.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

July 30, 2021	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021)
10.1#*	Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies
10.2#*	Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case
10.3#
Amendment to Employment Agreement, dated July 26, 2021, by and between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.4#
Amendment to Employment Agreement, dated July 26, 2021, by and among Aon plc, Aon Corporation and Gregory C. Case (Incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.5#*	Transition and Separation Agreement, dated July 27, 2021, by and between Anthony R. Goland and Aon Corporation
10.6	Termination Agreement, dated July 26, 2021, by and between Aon plc and WTW (Incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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