Form 10-Q
period 2021-09-30
Aon plc
filed 2021-10-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 28, 2021: 220,332,406

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon plc’s 2.05% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon plc’s 2.90% Senior Notes due 2051	AON51	New York Stock Exchange

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof, such as the termination of the Combination (as defined in Note 6 “Acquisitions and Dispositions of Businesses” of this report) and the divestitures planned in connection with the Combination; litigation and regulatory matters, including potential litigation relating to the Combination; pension obligations; cash flow and liquidity; expected effective tax rate; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
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
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us; and
•the impact of the termination of the Combination and divestitures planned in connection with the Combination, the resolution of potential litigation relating to the termination of the Combination and divestitures planned in connection with the Combination, the inability to realize the expected benefits from the Combination, the payment of the Termination Fee (as defined in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) in connection with the termination of the Combination, significant transaction costs in connection with the terminated Combination, and divestitures that had been planned in connection with the Combination; the potential impact of the termination of the Combination, and divestitures planned in connection with the Combination, on relationships, including with suppliers, customers, employees and regulators.
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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2021	2020	2021	2020
Revenue
Total revenue	$2,702	$2,385	$9,113	$8,101
Expenses
Compensation and benefits	1,835	1,387	5,182	4,270
Information technology	130	107	359	325
Premises	98	70	251	217
Depreciation of fixed assets	56	42	138	124
Amortization and impairment of intangible assets	36	50	112	205
Other general expense	1,348	288	1,955	892
Total operating expenses	3,503	1,944	7,997	6,033
Operating income (loss)	(801)	441	1,116	2,068
Interest income	3	3	9	5
Interest expense	(80)	(80)	(237)	(252)
Other income (expense)	10	—	7	19
Income (loss) before income taxes	(868)	364	895	1,840
Income tax expense	23	82	460	356
Net income (loss)	(891)	282	435	1,484
Less: Net income attributable to noncontrolling interests	9	7	43	39
Net income (loss) attributable to Aon shareholders	$(900)	$275	$392	$1,445

Basic net income (loss) per share attributable to Aon shareholders	$(3.99)	$1.18	$1.73	$6.21
Diluted net income (loss) per share attributable to Aon shareholders	$(3.99)	$1.18	$1.72	$6.18
Weighted average ordinary shares outstanding - basic	225.4	232.6	226.5	232.8
Weighted average ordinary shares outstanding - diluted	225.4	233.5	227.7	233.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2021	2020	2021	2020
Net income (loss)	$(891)	$282	$435	$1,484
Less: Net income attributable to noncontrolling interests	9	7	43	39
Net income (loss) attributable to Aon shareholders	(900)	275	392	1,445
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(5)	6	5	4
Foreign currency translation adjustments	(153)	173	(108)	(136)
Postretirement benefit obligation	25	20	87	67
Total other comprehensive income (loss)	(133)	199	(16)	(65)
Less: Other comprehensive income attributable to noncontrolling interests	—	2	—	1
Total other comprehensive income (loss) attributable to Aon shareholders	(133)	197	(16)	(66)
Comprehensive income (loss) attributable to Aon shareholders	$(1,033)	$472	$376	$1,379
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$609	$884
Short-term investments	310	308
Receivables, net	3,117	3,070
Fiduciary assets	14,017	13,798
Other current assets	687	624
Total current assets	18,740	18,684
Goodwill	8,547	8,666
Intangible assets, net	529	640
Fixed assets, net	541	599
Operating lease right-of-use assets	823	911
Deferred tax assets	761	724
Prepaid pension	1,350	1,280
Other non-current assets	525	610
Total assets	$31,816	$32,114

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,995	$2,016
Short-term debt and current portion of long-term debt	150	448
Fiduciary liabilities	14,017	13,798
Other current liabilities	1,348	1,171
Total current liabilities	17,510	17,433
Long-term debt	8,250	7,281
Non-current operating lease liabilities	817	897
Deferred tax liabilities	414	262
Pension, other postretirement, and postemployment liabilities	1,607	1,763
Other non-current liabilities	919	895
Total liabilities	29,517	28,531

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2021 - 221.4; 2020 - 225.5)	2	2
Additional paid-in capital	6,529	6,312
Retained earnings (accumulated deficit)	(445)	1,042
Accumulated other comprehensive loss	(3,877)	(3,861)
Total Aon shareholders' equity	2,209	3,495
Noncontrolling interests	90	88
Total equity	2,299	3,583
Total liabilities and equity	$31,816	$32,114
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares purchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361
Net income	—	—	379	—	14	393
Shares issued - employee stock compensation plans	0.5	(52)	—	—	—	(52)
Shares purchased	(1.1)	—	(242)	—	—	(242)
Share-based compensation expense	—	85	—	—	—	85
Dividends to shareholders ($0.51 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	115	—	115
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at June 30, 2021	225.6	$6,383	$1,823	$(3,744)	$105	$4,567
Net income (loss)	—	—	(900)	—	9	(891)
Shares issued - employee stock compensation plans	0.2	18	(1)	—	—	17
Shares purchased	(4.4)	—	(1,251)	—	—	(1,251)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.51 per share)	—	—	(116)	—	—	(116)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(153)	—	(153)
Net postretirement benefit obligation	—	—	—	25	—	25
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(24)	(24)
Balance at September 30, 2021	221.4	$6,531	$(445)	$(3,877)	$90	$2,299

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2020	232.1	$6,154	$1,248	$(4,033)	$74	$3,443
Net income	—	—	772	—	19	791
Shares issued - employee stock compensation plans	1.2	(112)	—	—	—	(112)
Shares purchased	(2.2)	—	(463)	—	—	(463)
Share-based compensation expense	—	81	—	—	—	81
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(395)	(2)	(397)
Net postretirement benefit obligation	—	—	—	24	—	24
Balance at March 31, 2020	231.1	$6,123	$1,455	$(4,409)	$91	$3,260
Net income	—	—	398	—	13	411
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Share-based compensation expense	—	64	—	—	—	64
Dividends to shareholders ($0.44 per share)	—	—	(102)	—	—	(102)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	87	1	88
Net postretirement benefit obligation	—	—	—	23	—	23
Purchases of shares from noncontrolling interests	—	4	—	—	(4)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at June 30, 2020	231.5	$6,146	$1,751	$(4,296)	$94	$3,695
Net income	—	—	275	—	7	282
Shares issued - employee stock compensation plans	0.1	12		—	—	12
Shares purchased	(2.4)	—	(500)	—	—	(500)
Share-based compensation expense	—	67	—	—	—	67
Dividends to shareholders ($0.44 per share)	—	—	(103)	—	—	(103)
Net change in fair value of financial instruments	—	—	—	6	—	6
Net foreign currency translation adjustments	—	—	—	171	2	173
Net postretirement benefit obligation	—	—	—	20	—	20
Purchases of shares from noncontrolling interests	—	(7)	—	—	(2)	(9)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at September 30, 2020	229.2	$6,218	$1,423	$(4,099)	$78	$3,620
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2021	2020
Cash flows from operating activities
Net income	$435	$1,484
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(2)	(25)
Depreciation of fixed assets	138	124
Amortization and impairment of intangible assets	112	205
Share-based compensation expense	346	207
Deferred income taxes	83	(4)
Change in assets and liabilities:
Fiduciary receivables	359	(1,051)
Short-term investments — funds held on behalf of clients	(786)	(706)
Fiduciary liabilities	427	1,757
Receivables, net	(79)	193
Accounts payable and accrued liabilities	22	(191)
Current income taxes	47	34
Pension, other postretirement and postemployment liabilities	(101)	(117)
Other assets and liabilities	250	113
Cash provided by operating activities	1,251	2,023
Cash flows from investing activities
Proceeds from investments	51	34
Payments for investments	(68)	(80)
Net sales (purchases) of short-term investments — non-fiduciary	(2)	(312)
Acquisition of businesses, net of cash acquired	(3)	(368)
Sale of businesses, net of cash sold	8	30
Capital expenditures	(102)	(119)
Cash used for investing activities	(116)	(815)
Cash flows from financing activities
Share repurchase	(1,543)	(963)
Issuance of shares for employee benefit plans	(122)	(141)
Issuance of debt	3,173	4,153
Repayment of debt	(2,436)	(3,857)
Cash dividends to shareholders	(335)	(307)
Noncontrolling interests and other financing activities	(117)	(31)
Cash used for financing activities	(1,380)	(1,146)
Effect of exchange rates on cash and cash equivalents	(30)	(31)
Net increase (decrease) in cash and cash equivalents	(275)	31
Cash and cash equivalents at beginning of period	884	790
Cash and cash equivalents at end of period	$609	$821
Supplemental disclosures:
Interest paid	$193	$214
Income taxes paid, net of refunds	$330	$326
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto (the “Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Financial Statements include the accounts of Aon plc, an Irish public limited company (the “Company” or “Aon”), and all of its controlled subsidiaries. Intercompany accounts and transactions have been eliminated. The Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations, and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2021, particularly in light of the COVID-19 pandemic.
Reclassification
Certain amounts in the prior year's Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. For both the three and nine months ended September 30, 2020, there was $1 million of income, including the related tax effect, from discontinued operations recognized in Net Income from discontinued operations in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows. This amount is now included in Other income (expense) in the Condensed Consolidated Statement of Income and Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2020. There was no earnings per share impact.
In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, the Company reported an effective tax rate on Net income from continuing operations of 22.6% and 19.4% for the three and nine months ended September 30, 2020, respectively. As a result of the reclassification noted above, the effective tax rate on Net income was 22.5% and 19.3% for the three and nine months ended September 30, 2020.
Additionally, for the nine months ended September 30, 2020, a $112 million cash outflow was classified as an adjustment to Net income from Restructuring reserves in the Condensed Consolidated Statement of Cash Flows. This amount is now included in Other assets and liabilities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. There was no impact on Cash provided by operating activities.
Disaggregation of Revenue
In the third quarter of 2021, the Company announced steps to further accelerate its Aon United strategy, which now includes four solution lines: Commercial Risk Solutions, Reinsurance Solutions, Health Solutions, and Wealth Solutions. This new solution line structure is reflected in Note 3 “Revenue from Contracts with Customers”, where prior period amounts have been reclassified to conform to the current periods’ presentation. The changes in the solution line structure affect only the manner in which the Company's revenue results for the Company’s principal service lines were previously reported and have no impact on the Company's previously reported Condensed Consolidated Financial Statements, results of operations, or total organic revenue growth. Refer to Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the changes in the presentation of our principal service line reporting. The Company continues to operate as one segment that includes all of the Company’s operations, refer to Note 16 “Segment Information” for further information.
Use of Estimates
The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, foreign currency exchange rate movements, and the COVID-19 pandemic increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Financial Statements in future periods.
2. Accounting Principles and Practices
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Financial Statements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions). Prior year amounts from the Condensed Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. Refer to Note 1 “Basis of Presentation” for further information regarding the changes to the Company’s principal service lines.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial Risk Solutions	$1,505	$1,320	$4,788	$4,197
Reinsurance Solutions	353	321	1,775	1,617
Health Solutions	497	423	1,503	1,316
Wealth Solutions	351	327	1,062	984
Eliminations	(4)	(6)	(15)	(13)
Total revenue	$2,702	$2,385	$9,113	$8,101
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$1,329	$1,169	$3,900	$3,503
Americas other than United States	230	200	748	647
United Kingdom	340	332	1,368	1,276
Ireland	22	19	94	63
Europe, Middle East, & Africa other than United Kingdom and Ireland	438	372	2,028	1,731
Asia Pacific	343	293	975	881
Total revenue	$2,702	$2,385	$9,113	$8,101

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$222	$193	$339	$335
Additions	340	291	1,022	883
Amortization	(310)	(266)	(1,110)	(995)
Impairment	—	—	—	—
Foreign currency translation and other	(3)	2	(2)	(3)
Balance at end of period	$249	$220	$249	$220

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$175	$172	$184	$171
Additions	12	15	40	43
Amortization	(11)	(12)	(36)	(35)
Impairment	—	—	—	—
Foreign currency translation and other	(2)	1	(14)	(3)
Balance at end of period	$174	$176	$174	$176

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At September 30, 2021, Cash and cash equivalents and Short-term investments were $919 million compared to $1,192 million at December 31, 2020, a decrease of $273 million. Of the total balances, $162 million and $102 million were restricted as to their use at September 30, 2021 and December 31, 2020. Included within Short-term investments as of September 30, 2021 and December 31, 2020, respectively, were £84.3 million ($115.3 million at September 30, 2021 exchange rates) and £44.4 million ($60.2 million at December 31, 2020 exchange rates) of operating funds required to be held by the Company in the U.K. by the Financial Conduct Authority (the “FCA”), a U.K.-based regulator. In the third quarter of 2021, following discussions with the FCA, and to take into consideration the potential future effects from market volatility due to COVID-19, the Company changed the basis of calculating its liquidity requirement and increased the amount of funds held by £34.0 million.($46.5 million at September 30, 2021 exchange rates).
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)
Foreign currency remeasurement	$20	$(19)	$11	$21
Pension and other postretirement	5	4	19	10
Equity Earnings	3	1	7	3
Extinguishment of debt	—	—	—	(7)
Gain from disposal of business	1	—	2	25
Financial Instruments and other	(19)	14	(32)	(33)
Total	$10	$—	$7	$19
(1)For the three and nine months ended September 30, 2020 the Company has included $1 million of income that was previously classified as Net income from discontinued operations. Refer to Note 1 “Basis of Presentation” for further information.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
An analysis of the allowance for doubtful accounts is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$102	$84	$98	$77
Provision	3	4	30	19
Accounts written off, net of recoveries	(8)	—	(31)	(11)
Foreign currency translation and other	1	1	1	4
Balance at end of period	$98	$89	$98	$89
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2021	December 31, 2020
Costs to fulfill contracts with customers (1)	$249	$339
Prepaid expenses	146	111
Taxes receivable	75	95
Assets held for sale (2)	122	—
Other	95	79
Total	$687	$624
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2021	December 31, 2020
Costs to obtain contracts with customers (1)	$174	$184
Taxes receivable	97	125
Leases	70	89
Investments	65	74
Other	119	138
Total	$525	$610
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2021	December 31, 2020
Deferred revenue (1)	$334	$296
Taxes payable	42	80
Leases	217	234
Liabilities held for sale (2)	38	—
Other	717	561
Total	$1,348	$1,171
(1)During the three and nine months ended September 30, 2021, revenue of $104 million and $448 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2020, revenue of $69 million and $357 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
(2)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2021	December 31, 2020
Taxes payable (1)	$592	$561
Leases	51	65
Deferred revenue	66	76
Compensation and benefits	79	53
Other	131	140
Total	$919	$895
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of September 30, 2021 and December 31, 2020.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one acquisition during the three and nine months ended September 30, 2021. The Company completed no acquisitions and six acquisitions during the three and nine months ended September 30, 2020.
2021 Acquisitions
On September 1, 2021, the Company completed the transaction to acquire 51% of Aon India Insurance Brokers Limited (formerly known as Anviti Insurance Brokers Private Limited) for cash consideration transferred of $15 million. Prior to the acquisition date, the Company accounted for its 49% interest in Anviti as an equity-method investment. The acquisition-date fair value of the previous equity interest was $15 million and is included in the measurement of consideration transferred, which totaled $30 million. There was no significant impact as a result of remeasuring the carrying value of the Company’s prior equity interest in Anviti held before the business combination. The assets acquired and liabilities assumed as a result of this transaction had an insignificant impact on the Company’s Financial Statements. The results of operations of this acquisition are included in the Financial Statements as of the acquisition date. The Company’s results of operations would not have been materially different if this acquisition had been reported from the beginning of the period in which it was acquired.
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
Completed Dispositions
The Company completed two dispositions and three dispositions during the three and nine months ended September 30, 2021, respectively. The Company completed no dispositions and one disposition during the three and nine months ended September 30, 2020, respectively
The pretax gains and losses recognized in the Condensed Consolidated Statement of Income related to these dispositions were insignificant for the three and nine months ended September 30, 2021 and September 30, 2020. Refer to Note 5 “Other Financial Data” for further information on pretax gains recognized.
Assets and Liabilities Held for Sale
As of September 30, 2021, Aon classified certain assets and liabilities, including those related to the Aon Retiree Health Exchange™ business and other businesses, as held for sale due to management’s desire to exit certain operations. Total assets and liabilities held for sale were $122 million and $38 million, respectively. No valuation allowances related to these assets and liabilities have been recognized in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2021. The results of operations related to these assets and liabilities are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. The assets and liabilities related to the Aon Retiree Health Exchange™ business were disposed of on October 1, 2021.
Other Significant Activity
On March 9, 2020, Aon and Willis Towers Watson Public Limited Company, an Irish public limited company (“WTW”), entered into a business combination agreement (the “Business Combination Agreement”) with respect to a combination of the parties (the “Combination”). On July 26, 2021, Aon and WTW entered into a termination agreement with respect to the termination of the Business Combination Agreement, pursuant to which Aon paid $1 billion, an amount equivalent to the Termination Fee, under the Business Combination Agreement. Refer to “Termination of Business Combination Agreement” within Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2021 are as follows (in millions):

Balance as of December 31, 2020	$8,666
Goodwill related to current year acquisitions	10
Goodwill related to disposals	(1)
Foreign currency translation and other	(128)
Balance as of September 30, 2021	$8,547

Other intangible assets by asset class are as follows (in millions):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,314	$1,842	$472	$2,337	$1,775	$562
Tradenames	14	13	1	14	13	1
Technology and other	413	357	56	435	358	77
Total	$2,741	$2,212	$529	$2,786	$2,146	$640
The estimated future amortization for finite-lived intangible assets as of September 30, 2021 is as follows (in millions):

Remainder of 2021	$34
2022	101
2023	90
2024	73
2025	59
2026	37
Thereafter	135
Total	$529
8. Debt
Notes
On August 23, 2021, Aon Corporation, a Delaware corporation (“Aon Corporation”), and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $400 million of its 2.05% Senior Notes due August 2031 and $600 million of its 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds of the offering for general corporate purposes.
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
On May 29, 2020, Aon Corporation, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1.0 billion of its 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. The Company intends to use the remainder to repay other borrowings and for general corporate purposes.
Revolving Credit Facilities
As of September 30, 2021, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit. The $1.0 billion credit facility was entered into on September 28, 2021 and replaced the $900 million credit facility, which was scheduled to mature on February 2, 2022.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated earnings before interest, taxes, depreciation, and amortization (“EBITDA”) to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2021, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2021.

Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $900 million under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.75 billion at September 30, 2021. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Approximately $400 million of the Termination Fee (as defined in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations) was paid on July 27, 2021 using proceeds of commercial paper issued by Aon Corporation under the U.S. Program, where the aggregate principal was raised on July 26, 2021.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	September 30, 2021	December 31, 2020
Commercial paper outstanding	$150	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average commercial paper outstanding	$386	$97	$157	$453
Weighted average interest rate of commercial paper outstanding	0.09%	2.45%	0.11%	1.47%

9. Income Taxes
The effective tax rates on Net income (loss) were (2.6)% and 51.4% for the three and nine months ended September 30, 2021, respectively. The effective tax rates on Net income were 22.5% and 19.3% for the three and nine months ended September 30, 2020, respectively. Refer to Note 1 “Basis of Presentation” for a discussion of certain amounts in the prior year's Condensed Consolidated Financial Statements which have been reclassified to conform to the current year’s presentation.
For the three months ended September 30, 2021, the Company reported tax expense of $23 million on a pretax loss of $(868) million, which resulted in an effective tax rate of (2.6)%. The primary driver of the quarter to date tax rate was the impact of the Termination Fee.
For the nine months ended September 30, 2021, the Company reported tax expense of $460 million on pretax income of $895 million, which resulted in an effective tax rate of 51.4%. The primary drivers of the year-to-date tax rate were the impact of the Termination Fee, the U.K. tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation in the second quarter of 2021 which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023 and the Company remeasured its U.K. deferred tax assets and liabilities accordingly.
For the three months ended September, 2020, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax rate increase in the U.K. In third quarter of 2020, the U.K. enacted legislation retroactively reinstating the 19% corporate income tax rate as of April 1, 2020 (the tax rate had dropped to 17% on April 1, 2020 under previously enacted legislation).
For the nine months ended September 30, 2020, the tax rate was primarily driven by the geographical distribution of income as well as certain discrete items, primarily the favorable impacts of share-based payments and the release of a valuation allowance offset by the tax rate increase in the U.K.

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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased	4.4	2.4	5.7	4.6
Average price per share	$283.38	$201.96	$272.11	$207.01
Costs recorded to retained earnings
Total repurchase cost	$1,251	$500	$1,543	$961
Additional associated costs	—	—	—	2
Total costs recorded to retained earnings	$1,251	$500	$1,543	$963

At September 30, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $3.7 billion. Under the Repurchase Program, the Company has repurchased a total of 142.9 million shares for an aggregate cost of approximately $16.3 billion.
Net Income Per Share
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average ordinary shares outstanding	225.4	232.6	226.5	232.8
Dilutive effect of potentially issuable shares	—	0.9	1.2	1.1
Diluted weighted average ordinary shares outstanding	225.4	233.5	227.7	233.9
Potentially issuable shares are not included in the computation of Diluted net income (loss) per share attributable to Aon shareholders if their inclusion would be antidilutive. Due to the net loss for the three months ended September 30, 2021, 1.5 million shares were excluded from the calculation. There were no shares excluded from the calculation for the nine months ended September 30, 2021. There were no shares excluded from the calculation for the three and nine months ended September 30, 2020.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	4	(108)	8	(96)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	104	105
Tax expense	—	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	79	80
Net current period other comprehensive income (loss)	5	(108)	87	(16)
Balance at September 30, 2021	$6	$(1,153)	$(2,730)	$(3,877)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications, net	(6)	(137)	(4)	(147)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	13	—	94	107
Tax expense	(3)	—	(23)	(26)
Amounts reclassified from accumulated other comprehensive income, net (3)	10	—	71	81
Net current period other comprehensive income (loss)	4	(137)	67	(66)
Balance at September 30, 2020	$(8)	$(1,442)	$(2,649)	$(4,099)
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	16	22	15	22	3	5
Expected return on plan assets, net of administration expenses	(34)	(40)	(33)	(34)	(8)	(8)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	8	8	19	17	4	3
Total net periodic (benefit) cost	$(9)	$(10)	$1	$5	$(1)	$—

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	49	65	43	64	9	14
Expected return on plan assets, net of administration expenses	(103)	(118)	(97)	(100)	(24)	(25)
Amortization of prior-service cost	3	1	—	—	—	—
Amortization of net actuarial loss	24	23	58	51	11	9
Net periodic (benefit) cost	(27)	(29)	4	15	(4)	(2)
Loss on pension settlement	—	2	—	—	—	—
Total net periodic (benefit) cost	$(27)	$(27)	$4	$15	$(4)	$(2)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contributions to U.K. pension plans	$2	$2	$8	$6
Contributions to U.S. pension plans	8	44	54	82
Contributions to other major pension plans	2	3	12	14
Total contributions	$12	$49	$74	$102

12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Restricted share units (“RSUs”)	$46	$43	$156	$145
Performance share awards (“PSAs”)	36	21	136	54
Employee share purchase plans and other (1)	48	3	54	8
Total share-based compensation expense	$130	$67	$346	$207
(1) Includes expenses related to the Aon United Growth Ownership Plan.
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Nine Months Ended September 30,
	2021		2020
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,309	$163	3,634	$143
Granted	1,164	$250	1,221	$185
Vested	(1,147)	$151	(1,316)	$133
Forfeited	(166)	$176	(138)	$152
Non-vested at end of period	3,160	$199	3,401	$162
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $482 million as of September 30, 2021, with a remaining weighted average amortization period of approximately 2.1 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, respectively (shares in thousands and dollars in millions, except fair value per share):

	September 30, 2021	December 31, 2020	December 31, 2019
Target PSAs granted during period	382	500	467
Weighted average fair value per share at date of grant	$225	$163	$165
Number of shares that would be issued based on current performance levels	376	978	890
Unamortized expense, based on current performance levels	$70	$65	$11

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Foreign exchange contracts
Accounted for as hedges	$628	$633	$33	$33	$—	$—
Not accounted for as hedges (3)	420	367	—	1	1	1
Total	$1,048	$1,000	$33	$34	$1	$1
(1)Included within Other current assets ($22 million at September 30, 2021 and $11 million at December 31, 2020) or Other non-current assets ($11 million at September 30, 2021 and $23 million at December 31, 2020).
(2)Included within Other current liabilities ($1 million at September 30, 2021 and December 31, 2020).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) recognized in Accumulated other comprehensive loss	$(6)	$5	$5	$(8)

The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$(1)	$(3)	$(2)	$(12)
Compensation and benefits	1	1	1	—
Interest expense	—	—	—	(1)
Total	$—	$(2)	$(1)	$(13)
The Company estimates that approximately $8 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

During the three and nine months ended September 30, 2021, the Company recorded a loss of $17 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2020, the Company recorded a gain of $11 million and a loss of $27 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at September 30, 2021 and December 31, 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million, as of September 30, 2021 and December 31, 2020.
The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings during the three and nine months ended September 30, 2021 and 2020.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,007	$3,007	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$42	$—	$42	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,781	$2,781	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$38	$—	$38	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2021 or 2020. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2021 or 2020 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$400	$401
Long-term debt	$8,250	$9,370	$7,281	$8,752

15. Claims, Lawsuits, and Other Contingencies
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
Current Matters
On October 3, 2017, Christchurch City Council (“CCC”) invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 320 million ($224 million at September 30, 2021 exchange rates) plus interest and costs. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

Aon Hewitt Investment Consulting, Inc, now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under the Employee Retirement Income Security Act of 1974 (“ERISA”). The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to the ERISA statute. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
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

Aon faces legal action arising out of a fatal plane crash in November 2016. Aon UK Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $15.5 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($40 million at September 30, 2021 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Sale of the Divested Business
In 2017, Aon executed a sale of its benefits administration and business process outsourcing business (the “Divested Business”). In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2021, the undiscounted maximum potential future payments under the lease guarantee is $43 million, with an estimated fair value of $5 million. No cash payments were made in connection with the lease commitments during the three and nine months ended September 30, 2021.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2021, the undiscounted maximum potential future payments under the performance guarantees were $65 million, with an estimated fair value of less than $1 million. No cash payments were made in connection with the performance guarantees during the three and nine months ended September 30, 2021.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of letters of credit (“LOCs”). The Company had total LOCs outstanding of approximately $74 million at September 30, 2021, and $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $105 million at September 30, 2021 compared to $113 million at December 31, 2020.

16. Segment Information
The Company operates as one segment that includes all of Aon’s operations, which as a global professional services firm provides a broad range of risk, health, and wealth solutions through four solution lines which make up its principal products and services. The Chief Operating Decision Maker (the “CODM”) assesses the performance of the Company and allocates resources based on one segment: Aon United.
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which the CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth, expense discipline, and collaborative behaviors, that maximize value for Aon and its shareholders, regardless of which solution line it benefits.

As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Condensed Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2021 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk, health, and wealth solutions. Through our experience, global reach, and comprehensive analytics, we are better able to help clients meet rapidly changing, increasingly complex, and interconnected challenges. We are committed to accelerating innovation to address unmet and evolving client needs, so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management is leading a set of initiatives designed to strengthen Aon and unite the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our third quarter of 2021 financial results.
•For the third quarter of 2021, revenue increased $317 million to $2.7 billion compared to the prior year period due primarily to organic revenue growth of 12% and a 2% favorable impact if prior year period results were translated at current period foreign exchange rates (“foreign currency translation”), partially offset by a 1% unfavorable impact from acquisitions, divestitures, and other. For the first nine months of 2021, revenue increased $1.0 billion, to $9.1 billion compared to the prior year period due primarily to organic revenue growth of 9% and a 3% favorable impact from foreign currency translation.
•Operating expenses for the third quarter of 2021 were $3.5 billion, an increase of $1.6 billion from the prior year period. The increase was due primarily to a $1.3 billion increase in charges related to terminating the combination with WTW and related costs, increased expenses associated with 12% organic revenue growth, a $65 million negative impact from the repatterning of discretionary expenses within the year, as previously described, and a $36 million unfavorable impact from foreign currency translation, partially offset by a $10 million decrease in amortization and impairment of intangible assets that occurred in the prior period. Operating expenses for the first nine months of 2021 were $8.0 billion, an increase of $2.0 billion compared to the prior year period primarily due to a $1.4 billion increase in charges related to terminating the combination with WTW and related costs, increased expenses associated with 9% organic revenue growth, a $207 million unfavorable impact from foreign currency translation, and a $200 million negative impact from the repatterning of discretionary expenses within the year, as previously described, partially offset by a $72 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020.
•Operating margin decreased to (29.6)% in the third quarter of 2021 from 18.5% in the prior year period. The decrease was driven by an increase in operating expenses as listed above, partially offset by organic revenue growth of 12%. Operating margin for the first nine months of 2021 decreased to 12.2% from 25.5% in the prior year period. The decrease was driven by an increase in operating expenses as listed above, partially offset by organic revenue growth of 9%.
•Due to the factors set forth above, Net income (loss) decreased $1.2 billion to $(891) million for the third quarter of 2021 compared to the prior year period. During the first nine months of 2021, net income decreased $1.0 billion to $435 million compared to the first nine months of 2020.
•Diluted net income (loss) per share was $(3.99) for the third quarter of 2021 compared to $1.18 per share for the prior year period. During the first nine months of 2021, diluted earnings per share was $1.72 compared to $6.18 per share for the prior year period.
•Cash flows provided by operating activities was $1.3 billion for the first nine months of 2021, a decrease of $772 million from the prior year period, primarily due to the $1 billion termination fee payment and additional payments related to terminating the combination with WTW and related costs, partially offset by strong revenue growth and a $86 million decrease in restructuring cash outlays. The prior year period included near-term actions taken due to uncertainty surrounding COVID-19.

We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2021:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 12% for the third quarter of 2021. Organic revenue growth reflects growth in the core, driven by net new business generation and ongoing strong retention, as well as double-digit growth overall in the more discretionary portions of the business. Organic revenue growth was 9% for the first nine months of 2021, reflecting growth in the core, driven by ongoing strong retention and net new business generation, as well as growth overall in the more discretionary portions of the business.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 22.1% for the third quarter of 2021 compared to 22.4% in the prior year period. The decrease in adjusted operating margin primarily reflects a $65 million negative impact from the repatterning of discretionary expenses within the year, as previously described, partially offset by strong organic revenue growth that significantly outpaced investment. For the first nine months of 2021, adjusted operating margin was 29.2% compared to 29.0% for the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by a $200 million negative impact from the repatterning of discretionary expenses within the year, as previously described.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $1.74 per share for the third quarter of 2021 and $8.31 for the first nine months of 2021, compared to $1.53 and $7.19 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first nine months of 2021 by $755 million from the prior year period, to $1.1 billion, reflecting a decrease in cash flows from operations, partially offset by a $17 million decrease in capital expenditures.
BUSINESS OVERVIEW
In the third quarter of 2021, we announced a realignment of our principal service lines to the following: Commercial Risk Solutions, Reinsurance Solutions, Health Solutions, and Wealth Solutions. Realignment to these four solution lines results in the following changes in the presentation of our principal service line reporting:
•Data & Analytic Services’ revenue and organic revenue results, which were previously reported as a separate principal service line and include Affinity, Aon Inpoint, CoverWallet, and ReView, are included within Commercial Risk Solutions.
•Human Capital, which was previously reported within Retirement Solutions, is included within Health Solutions’ revenue and organic revenue results.
•Wealth Solutions includes revenue and organic revenue results for all businesses previously reported within Retirement Solutions, excluding Human Capital.
The changes in the solution line structure affect only the manner in which our revenue and organic revenue results for our principal service lines were previously reported and have no impact our previously reported Consolidated Financial Statements, results of operations, or total organic revenue growth. We continue to operate as one segment that includes all of our operations.
Commercial Risk Solutions includes retail brokerage, specialty solutions, global risk consulting and captives management, and Affinity programs. In retail brokerage, our dedicated teams of risk professionals utilize comprehensive analytics capabilities and insights providing clients with risk advice for their organizations. We utilize Aon’s differentiated capabilities in industry sector- and segment-specific approaches to risk transfer options and deliver them through a variety of channels including bespoke solutions for complex needs, structured solutions for mid-market and small and medium-sized enterprises, and digital distribution including CoverWallet. Our specialty-focused organizational structure includes financial and professional lines, cyber, surety and trade credit, crisis management, transaction liability, and intellectual property. We develop market leading insights on the most efficient risk transfer vehicles for clients in today’s complex and integrated risk environment to enable clients to make better decisions. Global risk consulting and captive management is a global leader in supporting better management of companies’ risk profiles by identifying and quantifying the risks they face, mapping out optimal risk mitigation, retention and transfer solutions and thus enabling them to be more informed to make better decisions for their businesses. Affinity programs include development, marketing, and administration of customized and targeted insurance programs, facilities, and other structured solutions, including Aon Client Treaty. We collaborate with sponsors and other privileged distribution channels through which Aon can deliver differentiated, highly targeted, and highly valuable solutions for unique risk solutions.

Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests on an integrated basis. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, and mergers and acquisitions. We partner with insurers, reinsurers, investment firms, and corporations in executing innovative risk management products, capital market solutions and corporate finance advisory services.
Health Solutions includes consulting and brokerage, Human Capital, and voluntary benefits and enrollment solutions. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for clients of all sizes across industries and geographies to manage risk, drive engagement, and increase accountability. We partner with insurers and other strategic partners to develop and implement new and innovative solutions, and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on Global Benefits including program design and management, financing optimization, and enhanced employee experience, and assists in navigating global regulatory and compliance requirements in countries in which they operate. Our Human Capital team delivers human capital data, analytics and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking and plan design, people analytics, performance benchmarking, total rewards strategy, human capital integration in transaction situations, Corporate Governance, ESG consulting and strategic employee communication. Voluntary benefits and enrollment solutions designs and delivers innovative voluntary consumer benefits that improve an employer’s total rewards strategy and positively impacts their employees’ financial well-being. Multi-channel and targeted communications solutions increase consumer benefit knowledge and enhance engagement. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products.
Wealth Solutions includes retirement consulting and pension administration, as well as investments. Retirement consulting and pension administration leverages pension expertise to deliver high-quality integrated retirement services. Our customized services include outsourcing, co-sourcing and in-sourcing options. We also help organizations execute pension de-risking projects to maximize shareholder value. We manage defined benefit plans with people in mind. We believe in the power of connecting participants to experts to make better informed and smarter decisions about their Wealth. Our partnership-driven model is powered by deep pension experience and enabled with smart technology. Retirement Consulting specializes in providing clients across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration and legal and compliance consulting. Our investments team provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations. Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. We partner with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs.
TERMINATION OF BUSINESS COMBINATION AGREEMENT
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
During the second quarter of 2020, the United States Department of Justice (“DOJ”) delivered a “Second Request” pursuant to the Hart-Scott-Rodino Antitrust Improvement Act. On June 16, 2021, the DOJ filed a civil antitrust lawsuit against the Company and WTW in the United States District Court for the District of Columbia seeking to enjoin the Combination. On July 26, 2021, the Company and WTW entered into an agreement to terminate the Business Combination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Business Combination Agreement was terminated and the Company paid to WTW a termination fee of $1 billion (the “Termination Fee”).
During the second quarter of 2021, we and WTW entered into agreements to divest certain businesses intended to address competition concerns in certain jurisdictions. We and WTW entered into a definitive agreement to sell Willis Re and a set of WTW corporate risk and broking and health and benefits services to Arthur J. Gallagher & Co. (the “Gallagher Agreement”). Pursuant to its terms, the Gallagher Agreement terminated automatically upon the termination of the Business Combination

Agreement. In addition, we entered into a definitive agreement to sell Aon’s U.S. retirement business to Aquiline (the “Aquiline Agreement”). On July 26, 2021, Aon delivered a termination notice pursuant to the terms of the Aquiline Agreement, at which time the Aquiline Agreement was terminated in accordance with its terms. Aon also entered into a definitive agreement to sell the Aon Retiree Health Exchange™ business to Alight (the “Alight Agreement”). On July 29, 2021, Aon and Alight executed an amendment and restatement of the Alight Agreement to remove the closing of the Combination as a condition to closing the transaction. The transaction closed in the fourth quarter of 2021 and has been accounted for as held for sale as of the third quarter of 2021. Additionally, we entered into a definitive agreement to sell Aon’s retirement and investment business in Germany to Lane Clark & Peacock LLP (the “LCP Agreement”). Aon and Lane Clark & Peacock LLP entered into a termination agreement in the fourth quarter of 2021, pursuant to which the LCP Agreement was terminated.
Aon Corporation, a subsidiary of Aon plc, paid the Termination Fee to WTW on July 27, 2021, reflecting that U.S. business services provided by Aon Corporation and its subsidiaries were the primary focus of the DOJ’s challenge to our proposed combination. The Termination Fee was paid to defend the existing U.S. business of Aon Corporation and to avoid additional remedy divestitures of critical Aon Corporation business segments in the U.S. and the continuing delay and uncertainty in completing the combination.
COVID-19 PANDEMIC
The outbreak of the coronavirus, COVID-19, was declared by the World Health Organization to be a pandemic and has impacted almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty, and economic disruption in every region in which we operate. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption, although in recent months progress has been made in the development and distribution of vaccines, contributing to overall improved economic conditions globally, despite recent developments as a result of the Delta variant. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives. We continue to be fully operational and to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. We continue to deploy business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions.
As the situation continues to evolve, the scale and duration of disruption cannot be predicted, and it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. While we continue to focus on managing our cash flow to meet liquidity needs, our results of operations, particularly with respect to our more discretionary revenues, may be adversely affected. However, in the first nine months ended September 30, 2021, the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely.
The impacts of the pandemic on our business operations and results of operations for the three and nine months ended September 30, 2021 are further described in the sections entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part I, Item 2 of this report.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Total revenue	$2,702	$2,385	$9,113	$8,101
Expenses			0
Compensation and benefits	1,835	1,387	5,182	4,270
Information technology	130	107	359	325
Premises	98	70	251	217
Depreciation of fixed assets	56	42	138	124
Amortization and impairment of intangible assets	36	50	112	205
Other general expense	1,348	288	1,955	892
Total operating expenses	3,503	1,944	7,997	6,033
Operating income (loss)	(801)	441	1,116	2,068
Interest income	3	3	9	5
Interest expense	(80)	(80)	(237)	(252)
Other income (expense)	10	—	7	19
Income (loss) before income taxes	(868)	364	895	1,840
Income tax expense	23	82	460	356
Net income (loss)	(891)	282	435	1,484
Less: Net income attributable to noncontrolling interests	9	7	43	39
Net income (loss) attributable to Aon shareholders	$(900)	$275	$392	$1,445
Diluted net income (loss) per share attributable to Aon shareholders	$(3.99)	$1.18	$1.72	$6.18
Weighted average ordinary shares outstanding - diluted	225.4	233.5	227.7	233.9
Revenue
Total revenue increased $317 million, or 13%, in the third quarter of 2021 compared to the third quarter of 2020. This increase reflects organic revenue growth of 12% and a 2% favorable impact from foreign currency translation, partially offset by a 1% unfavorable impact from acquisitions, divestitures, and other. For the first nine months of 2021, revenue increased by $1.0 billion, or 12% compared to the prior year period. This increase reflects organic revenue growth of 9% and a 3% favorable impact from foreign currency translation.
Commercial Risk Solutions revenue increased $185 million, or 14%, to $1.5 billion in the third quarter of 2021, compared to $1.3 billion in the third quarter of 2020. Organic revenue growth was 13% in the third quarter of 2021, driven by growth across every major geography, reflecting strong new business generation, retention and management of the renewal book portfolio. Strength in retail brokerage was highlighted by double-digit growth in the U.S., Latin America, Asia and the Pacific, driven by continued strength in core P&C, as well as double-digit growth in transaction liability and project-related work. Results also reflect solid growth globally in the Affinity business across both consumer and business solutions. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact. For the first nine months of 2021, revenue increased $591 million, or 14%, to $4.8 billion, compared to $4.2 billion in the first nine months of 2020. Organic revenue growth was 11% in the first nine months of 2021, driven by growth across every major geography, including double-digit growth in the U.S., Canada, Latin America, and Asia, driven by strong retention and management of the renewal book portfolio. Results also reflect growth in the more discretionary portions of our business, including double-digit growth in transaction liability and project-related work. On average globally, exposures and pricing were both modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $32 million, or 10%, to $353 million in the third quarter of 2021, compared to $321 million in the third quarter of 2020. Organic revenue growth was 8% in the third quarter of 2021, driven by strong growth in treaty, reflecting continued net new business generation globally, as well as double-digit growth in facultative placements, partially offset by a modest decline in capital markets transactions. For the first nine months of 2021, revenue increased $158 million, or 10%, to $1.8 billion, compared to $1.6 billion in the first nine months of 2020. Organic revenue growth was 7% in the first nine months of 2021, driven by continued net new business generation in treaty, as well as double-digit growth in capital markets transactions and solid growth in facultative placements. Market impact was modestly positive on results for the three and nine months ended September 30, 2021. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is largely driven by facultative placements and capital markets that are more transactional in nature.
Health Solutions revenue increased $74 million, or 17%, to $497 million in the third quarter of 2021, compared to $423 million in the third quarter of 2020. Organic revenue growth was 16% in the third quarter of 2021, driven by double-digit growth in Human Capital, reflecting growth in both rewards and assessments solutions. In health and benefits brokerage, solid growth globally in the core was driven by strong retention and management of the renewal book portfolio, as well as growth in the more discretionary areas, primarily voluntary benefits and project-related work. Results include a positive impact from the timing of certain revenue. For the first nine months of 2021, revenue increased $187 million, or 14%, to $1.5 billion, compared to $1.3 billion in the first nine months of 2020. Organic revenue growth was 11% in the first nine months of 2021, reflecting double-digit growth in Human Capital due to growth in both rewards and assessments solutions. In health and benefits brokerage, solid growth globally in the core was driven by strong retention and management of the renewal book portfolio, as well as growth in the more discretionary areas, primarily voluntary benefits and project-related work.
Wealth Solutions revenue increased $24 million, or 7%, to $351 million in the third quarter of 2021, compared to $327 million in the third quarter of 2020. Organic revenue growth was 4% in the third quarter of 2021, reflecting strong growth in delegated investment management. Results also reflect modest growth in Retirement Consulting, driven by higher utilization rates and project-related work. For the first nine months of 2021, revenue increased $78 million, or 8%, to $1.1 billion, compared to $984 million in the first nine months of 2020. Organic revenue growth was 3% in the first nine months of 2021, reflecting growth in delegated investment management, as well as growth in Retirement Consulting, primarily from higher utilization rates and project-related work.
Compensation and Benefits
Compensation and benefits expenses increased $448 million, or 32%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily driven by a $245 million increase in charges related to terminating the combination with WTW and related costs, increased expenses associated with 12% organic revenue growth, a $65 million negative impact from the repatterning of discretionary expenses within the year, as previously described, and a $28 million unfavorable impact from foreign currency translation. For the first nine months of 2021, Compensation and benefits increased $912 million, or 21%, compared to the first nine months of 2020. The increase was primarily driven by increased expenses associated with 9% organic revenue growth, a $245 million increase in charges related to terminating the combination with WTW and related costs, a $200 million negative impact from the repatterning of discretionary expenses within the year, as previously described, and a $160 million unfavorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $23 million, or 21%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily driven by a $17 million increase in charges related to terminating the combination with WTW and related costs and increased expenses associated with 12% organic revenue growth. For the first nine months of 2021, Information technology expenses increased $34 million, or 10%, compared to the first nine months of 2020. The increase was primarily driven by a $17 million increase in charges related to terminating the combination with WTW and related costs, increased expenses associated with 9% organic revenue growth and a $6 million unfavorable impact from foreign currency translation.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, increased $28 million, or 40%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily driven by a $22 million increase in charges related to terminating the combination with WTW and related costs and a $2 million unfavorable impact from foreign currency translation. For the first nine months of 2021, Premises expenses increased $34 million, or 16%, compared to the first nine months of 2020. The increase was primarily driven by a $22 million increase in charges related to terminating the combination with WTW and related costs and a $10 million unfavorable impact from foreign currency translation.

Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $14 million, or 33%, in the third quarter of 2021 compared to the third quarter of 2020 due primarily to a $16 million increase in charges related to terminating the combination with WTW and related costs. For the first nine months of 2021, Depreciation of fixed assets increased $14 million, or 11%, compared to the first nine months of 2020 due primarily to a $16 million increase in charges related to terminating the combination with WTW and related costs.
Amortization and Impairment of Intangibles Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $14 million, or 28%, in the third quarter of 2021 compared to the third quarter of 2020 which included $10 million of asset impairments. For the first nine months of 2021, Amortization and impairment of intangibles decreased $93 million, or 45%, compared to the first nine months of 2020 due primarily to a $72 million decrease from accelerated amortization related to certain tradenames that were fully amortized in the second quarter of 2020.
Other General Expense
Other general expense in the third quarter of 2021 increased $1.1 billion, or 368%, compared to the third quarter of 2020 due primarily to a $1.0 billion increase in charges related to terminating the combination with WTW and related costs and increased expenses associated with 12% organic revenue growth. For the first nine months of 2021, Other general expense increased $1.1 billion, or 119%, compared to the prior year period. This increase was primarily driven by a $1.1 billion increase in charges related to terminating the combination with WTW and related costs and a $23 million unfavorable impact from foreign currency translation.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2021, Interest income was $3 million, and was flat compared to the third quarter of 2020. For the first nine months of 2021, Interest income was $9 million, compared to $5 million in the first nine months of 2020.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $80 million for the third quarter of 2021, and was flat compared to the third quarter of 2020. For the first nine months of 2021, Interest expense was $237 million, a decrease of $15 million, or 6%, from the prior year period. The decrease was driven primarily by less weighted average commercial paper outstanding for the first nine months of 2021.
Other Income (Expense)
Total Other income was $10 million for the third quarter of 2021, compared to other income of zero for the third quarter of 2020. Other income (expense) for the third quarter of 2021 includes $20 million of income due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies, compared to $19 million of expense in the prior year period. Other income was $7 million for the first nine months of 2021, compared to $19 million for the first nine months of 2020. Other income includes $2 million of gains from the disposal of business, compared to $25 million in the prior year period.
Income (Loss) before Income Taxes
Due to the factors discussed above, Income (loss) before income taxes for the third quarter of 2021 was $(868) million, a 338% decrease from $364 million in the third quarter of 2020, and Income (loss) before income taxes was $895 million for the first nine months of 2021, a 51% decrease from $1.8 billion for the first nine months of 2020.
Income Taxes
The effective tax rates on Net income (loss) were (2.6)% and 22.5% for the third quarter of 2021 and 2020, respectively. The effective tax rates on Net income (loss) were 51.4% and 19.3% for the first nine months ended September 30, 2021 and 2020, respectively.
For the nine months ended September 30, 2021, the Company reported tax expense of $460 million on pretax income of $895 million, which resulted in an effective tax rate of 51.4%. The primary drivers of the year-to-date tax rate were the impact of the Termination Fee, the U.K. tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation in the second quarter of 2021 which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023 and the Company remeasured its U.K. deferred tax assets and liabilities accordingly.
For the nine months ended September 30, 2020, the tax rate was primarily driven by the geographical distribution of income as well as certain discrete items, primarily the favorable impacts of share-based payments and the release of a valuation allowance offset by the tax rate increase in the U.K. In the third quarter of 2020, the U.K. enacted legislation retroactively reinstating the 19% corporate income tax rate as of April 1, 2020 (the tax rate had dropped to 17% on April 1, 2020 under previously enacted legislation).
Net Income (Loss) Attributable to Aon Shareholders
Net income (loss) attributable to Aon shareholders for the third quarter of 2021 decreased to $(900) million, or $(3.99) per diluted share, from $275 million, or $1.18 per diluted share, in the prior year period. Net income (loss) attributable to Aon shareholders for the first nine months of 2021 decreased to $392 million, or $1.72 per diluted share, from $1,445 million, or $6.18 per diluted share, in the prior year period.
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

	Three Months Ended September 30,
	2021	2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,505	$1,320	14%	2%	—%	(1)%	13%
Reinsurance Solutions	353	321	10	1	—	1	8
Health Solutions	497	423	17	2	—	(1)	16
Wealth Solutions	351	327	7	3	—	—	4
Eliminations	(4)	(6)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,702	$2,385	13%	2%	—%	(1)%	12%

	Nine Months Ended September 30,
	2021	2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$4,788	$4,197	14%	4%	—%	(1)%	11%
Reinsurance Solutions	1,775	1,617	10	2	—	1	7
Health Solutions	1,503	1,316	14	3	—	—	11
Wealth Solutions	1,062	984	8	4	—	1	3
Elimination	(15)	(13)	N/A	N/A	N/A	N/A	N/A
Total revenue	$9,113	$8,101	12%	3%	—%	—%	9%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2021 and 2020, respectively, was $2 million and $3 million. Fiduciary investment income for the nine months ended September 30, 2021 and 2020, respectively, was $6 million and $23 million.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$2,702	$2,385	$9,113	$8,101

Operating income (loss) - as reported	$(801)	$441	$1,116	$2,068
Amortization and impairment of intangible assets	36	50	112	205
Transaction costs and other charges related to the combination and resulting termination (1)	1,363	43	1,436	79
Operating income - as adjusted	$598	$534	$2,664	$2,352

Operating margin - as reported	(29.6)%	18.5%	12.2%	25.5%
Operating margin - as adjusted	22.1%	22.4%	29.2%	29.0%
(1)As part of the terminated combination with WTW, certain transaction costs have been incurred by the Company through the third quarter of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures that have been terminated, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model as a result of the termination. Additionally, this includes the $1 billion Termination Fee paid in connection with the termination of the combination.

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

A reconciliation of this non-GAAP measure to the reported Diluted net income (loss) per share attributable to Aon shareholders is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income (loss)	$(801)	$1,399	$598
Interest income	3	—	3
Interest expense	(80)	—	(80)
Other income (expense)	10	—	10
Income (loss) before income taxes	(868)	1,399	531
Income tax expense (1)	23	104	127
Net income (loss)	(891)	1,295	404
Less: Net income attributable to noncontrolling interests	9	—	9
Net income (loss) attributable to Aon shareholders	$(900)	$1,295	$395

Diluted net income (loss) per share attributable to Aon shareholders	$(3.99)	$5.73	$1.74

Weighted average ordinary shares outstanding - diluted (2)	225.4	1.5	226.9
Effective tax rates (1)	(2.6)%		23.9%

	Three Months Ended September 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$441	$93	$534
Interest income	3	—	3
Interest expense	(80)	—	(80)
Other income (expense) (3)	—	—	—
Income before income taxes	364	93	457
Income tax expense (1)	82	10	92
Net income	282	83	365
Less: Net income attributable to noncontrolling interests	7	—	7
Net income attributable to Aon shareholders	$275	$83	$358

Diluted net income per share attributable to Aon shareholders	$1.18	$0.35	$1.53

Weighted average ordinary shares outstanding - diluted	233.5	—	233.5
Effective tax rates (1)	22.5%		20.1%

	Nine Months Ended September 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,116	$1,548	$2,664
Interest income	9	—	9
Interest expense	(237)	—	(237)
Other income (expense)	7	—	7
Income before income taxes	895	1,548	2,443
Income tax expense (1)	460	47	507
Net income	435	1,501	1,936
Less: Net income attributable to noncontrolling interests	43	—	43
Net income attributable to Aon shareholders	$392	$1,501	$1,893

Diluted net income per share attributable to Aon shareholders	$1.72	$6.59	$8.31

Weighted average ordinary shares outstanding - diluted	227.7	—	227.7
Effective tax rates (1)	51.4%		20.8%
.

	Nine Months Ended September 30, 2020
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$2,068	$284	$2,352
Interest income	5	—	5
Interest expense	(252)	—	(252)
Other income (expense) (3)	19	—	19
Income before income taxes	1,840	284	2,124
Income tax expense (1)	356	48	404
Net income	1,484	236	1,720
Less: Net income attributable to noncontrolling interests	39	—	39
Net income attributable to Aon shareholders	$1,445	$236	$1,681

Diluted net income per share attributable to Aon shareholders	$6.18	$1.01	$7.19

Weighted average ordinary shares outstanding - diluted	233.9	—	233.9
Effective tax rates (1)	19.3%		19.0%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with accelerated tradename amortization, impairment charges and certain transaction costs and other charges related to the combination and resulting termination, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the nine months ended September 30, 2021 was adjusted to exclude the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.
(2)The dilutive effect of potentially issuable shares was excluded from the calculation of the U.S. GAAP Weighted average ordinary shares outstanding for the three months ended September 30, 2021 due to the net loss recognized in the period.
(3)There was $1 million of income for the three and nine months ended September 30, 2020, including the related tax effect, from discontinued operations recognized in Net Income from discontinued operations in the Condensed Consolidated Statement of Income and Condensed Consolidated Statement of Cash Flows.

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

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$1,251	$2,023
Capital expenditures used for operations	(102)	(119)
Free cash flow provided by operations	$1,149	$1,904
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
Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.13 on net income per diluted share during the three and nine months ended September 30, 2021 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.01 and $0.04 on net income per diluted share during the three and nine months ended September 30, 2020, respectively, if 2019 results were translated at 2020 rates.
Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.24 on adjusted net income per diluted share during the three and nine months ended September 30, 2021 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.01 and $0.06 on adjusted net income per diluted share during the three and nine months ended September 30, 2020, respectively, if 2019 results were translated at 2020 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations and available cash reserves; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our credit facilities and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term. Although there continues to be uncertainties around future economic conditions due to COVID-19, we have largely returned to normal levels of liquidity and will continue to monitor our needs as economic conditions change.
In the third quarter of 2021, the Combination with WTW was terminated and on July 27, 2021, we paid the Termination Fee of $1 billion. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for more information. The Termination Fee, along with other payments made in the third quarter related to terminating the combination with WTW, are reflected as an outflow to operating activities.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Fiduciary assets, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. In our Condensed Consolidated Statements of Financial Position, the amounts we report for Fiduciary assets and Fiduciary liabilities are equal and offsetting. Our Fiduciary assets included cash and short-term investments of $6.4 billion and $5.7 billion at September 30, 2021 and December 31, 2020, respectively, and fiduciary receivables of $7.6 billion and $8.1 billion at September 30, 2021 and December 31, 2020, respectively. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2021, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2021 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$609	$—	$3,715	$4,324
Money market funds	—	310	2,697	3,007
Cash and short-term investments	609	310	6,412	7,331
Fiduciary receivables	—	—	7,605	7,605
Total	$609	$310	$14,017	$14,936
Cash and cash equivalents decreased $275 million in 2021. A summary of our cash flows provided by and used for operations from operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$1,251	$2,023
Cash used for investing activities	$(116)	$(815)
Cash used for financing activities	$(1,380)	$(1,146)
Effect of exchange rates changes on cash and cash equivalents	$(30)	$(31)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2021 decreased $772 million, or 38%, from the prior year period to $1.3 billion. This amount represents Net income (loss) reported, generally adjusted for the following primary drivers including gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $74 million for the nine months ended September 30, 2021, as compared to $102 million for the nine months ended September 30, 2020. For the remainder of 2021, we expect to contribute approximately $26 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates. In the first quarter of 2021, we revised our full year expected pension contributions in the U.S. following the enactment of the American Rescue Plan Act of 2021.

Transaction Costs and Other Charges Related to the Combination and Resulting Termination
In the third quarter of 2021, we paid the Termination Fee of $1 billion and made additional payments related to terminating the combination with WTW which are reflected as an outflow to operating activities in the third quarter.
Investing Activities
Cash flow used for investing activities was $116 million during the nine months ended September 30, 2021, a decrease of $699 million compared to $815 million of cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisitions of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $2 million as compared to December 31, 2020. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2021, we completed one acquisition for total consideration transferred of $30 million. Total cash consideration, net of cash acquired was $3 million. Three businesses were sold for a net cash inflow of $8 million. The pretax gains and losses recognized in the Condensed Consolidated Statement of Income related to dispositions were insignificant for the three and nine months ended September 30, 2021.
During the first nine months of 2020, we completed the acquisition of six businesses for total consideration of $368 million, net of cash acquired, and one business was sold for a net cash inflow of $30 million.
Assets and Liabilities Held for Sale
As of September 30, 2021, we classified certain assets and liabilities, including those related to the Aon Retiree Health Exchange™ business and other businesses, as held for sale due to management’s desire to exit certain operations. Total assets and liabilities held for sale were $122 million and $38 million, respectively. No valuation allowances related to these assets and liabilities have been recognized in the Condensed Consolidated Statement of Income for the three and nine months ended September 30, 2021. The results of operations related to these assets and liabilities are included in continuing operations, as the criteria to be presented as a discontinued operation were not satisfied. The assets and liabilities related to the Aon Retiree Health Exchange™ business were disposed of on October 1, 2021.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $102 million and $119 million for the nine months ended September 30, 2021 and 2020, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2021 was $1.4 billion, an increase of $234 million compared to the prior year period. The primary drivers of cash flow used for financing activities are issuances of debt, net of repayments, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, share repurchases, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.

The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares repurchased	4.4	2.4	5.7	4.6
Average price per share	$283.38	$201.96	$272.11	$207.01
Costs recorded to retained earnings
Total repurchase cost	$1,251	$500	$1,543	$961
Additional associated costs	—	—	—	2
Total costs recorded to retained earnings	$1,251	$500	$1,543	$963

At September 30, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $3.7 billion. Under the Repurchase Program, we have repurchased a total of 142.9 million shares for an aggregate cost of approximately $16.3 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at September 30, 2021 was $8.4 billion, an increase of $0.7 billion compared to December 31, 2020. Further, commercial paper activity during the nine months ended September 30, 2021 and 2020 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total issuances (1)	$1,074	$—	$2,174	$3,162
Total repayments	(924)	(309)	(2,024)	(3,250)
Net issuances (repayments)	$150	$(309)	$150	$(88)
(1) The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
Using proceeds of commercial paper issued by Aon Corporation under the U.S. Program, where the aggregate principal was raised on July 26, 2021, approximately $400 million of the Termination Fee was paid on July 27, 2021.
On August 23, 2021, Aon Corporation, a Delaware corporation (“Aon Corporation”), and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $400 million of its 2.05% Senior Notes due August 2031 and $600 million of its 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds from the offering for general corporate purposes.
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
On May 29, 2020, Aon Corporation, issued an irrevocable notice of redemption to holders of its 5.00% Senior Notes, which were set to mature on September 30, 2020, for the redemption of all $600 million outstanding aggregate principal amount of the notes. The redemption date was on June 30, 2020 and resulted in a loss of $7 million due to extinguishment.
On May 12, 2020, Aon Corporation issued $1 billion of its 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were to mature on September 30, 2020, and intends to use the remainder to repay other borrowings and for general corporate purposes.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). On July 16, 2021, we received approval from the High Court of Ireland to complete a reduction in share premium to create distributable profits of $34.0 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under Irish law. As of September 30, 2021 and December 31, 2020, we had distributable profits in excess of $34.8 billion and $0.2 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of September 30, 2021, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit. The $1.0 billion credit facility was entered into on September 28, 2021 and replaced the $900 million credit facility, which was scheduled to mature on February 2, 2022.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At September 30, 2021, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2021.
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
The major rating agencies’ ratings of our debt at October 29, 2021 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
On March 19, 2021, Fitch upgraded our 'BBB+' outlook to Stable, as compared to a Negative outlook at February 19, 2021 as reported in our Annual Report on Form 10-K for the year ended December 31, 2020.
Guarantees in Connection with the Sale of the Divested Business
In connection with the 2017 sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of September 30, 2021, the undiscounted maximum potential future payments under the lease guarantee were $43 million, with an estimated fair value of $5 million. No cash payments were made in connection to the lease commitments during the three and nine months and ended September 30, 2021.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of September 30, 2021, the undiscounted maximum potential future payments under the performance guarantees were $65 million, with an estimated fair value of less than $1 million. No cash payments were made in connection to the performance guarantees during the three and nine months ended September 30, 2021.

Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $74 million at September 30, 2021, compared to $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $105 million at September 30, 2021, compared to $113 million at December 31, 2020.
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
Newly co-issued and outstanding debt securities by Aon Corporation and Aon Global Holdings plc (together, the “Co-Issuers”) are guaranteed by Aon plc and Aon Global Limited and include the following (collectively, the “Co-Issued Notes”):

Co-Issued Notes - Aon Corporation and Aon Global Holdings plc
2.05% Senior Notes due August 2031
2.90% Senior Notes due August 2051
All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. There are no subsidiaries other than those listed above that guarantee the Co-Issued Notes.
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2021
Revenue	$—
Operating loss	$(1,113)
Expense from non-guarantor subsidiaries before income taxes	$(535)
Net loss	$(1,738)
Net loss attributable to Aon shareholders	$(1,738)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2021	December 31, 2020
Receivables due from non-guarantor subsidiaries	$4,088	$1,196
Other current assets	491	137
Total current assets	$4,579	$1,333

Non-current receivables due from non-guarantor subsidiaries	$506	$516
Other non-current assets	901	894
Total non-current assets	$1,407	$1,410

Payables to non-guarantor subsidiaries	$17,339	$15,167
Other current liabilities	364	1,695
Total current liabilities	$17,703	$16,862

Non-current payables to non-guarantor subsidiaries	$7,142	$5,396
Other non-current liabilities	9,736	8,871
Total non-current liabilities	$16,878	$14,267

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Effective in the third quarter 2021, the Company realigned its solution lines as discussed in Note 1 “Basis of Presentation”. Certain reclassifications of prior period amounts within the solution lines have been made to conform to current presentation.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2021, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2021 and 2022, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.02 impact and a favorable $0.13 impact during the three and nine months ended September 30, 2021, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.02 impact and a favorable $0.24 impact during the three and nine months ended September 30, 2021, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein. See also the information disclosed under the heading “Termination of Business Combination Agreement” contained in Part I, Item 2 of this report, which is incorporated herein by reference.
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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/21 - 7/31/21	—	$—	—	$4,970,783,880
8/1/21 - 8/31/21	2,329,916	$275.78	2,329,916	$4,328,244,858
9/1/21 - 9/30/21	2,083,059	$291.88	2,083,059	$3,720,244,866
	4,412,975	$283.38	4,412,975	$3,720,244,866
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020 for a total of $20.0 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2021.
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

Aon plc
(Registrant)

October 29, 2021	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021)
4.1	Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A., as Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee) (Incorporated by reference to Exhibit 4.6 to Aon’s Current Report on Form 8-K12B filed with the SEC on April 1, 2020)
4.2	First Indenture Supplement, dated August 23, 2021, among Aon Corporation, Aon Global Holdings plc, the Guarantors and the Trustee (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on August 23, 2021)
4.3	Form of 2.050% Senior Notes due 2031 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on August 23, 2021)
4.4	Form of 2.900% Senior Notes due 2051 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on August 23, 2021)
10.1#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021)

10.2#*
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case (Incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021)

10.3#
Amendment to Employment Agreement, dated July 26, 2021, by and between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.4#
Amendment to Employment Agreement, dated July 26, 2021, by and among Aon plc, Aon Corporation and Gregory C. Case (Incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)

10.5#
Transition and Separation Agreement, dated July 27, 2021, by and between Anthony R. Goland and Aon Corporation (Incorporated by reference to Exhibit 10.5 to Aon’s Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021)

10.6	Termination Agreement, dated July 26, 2021, by and between Aon plc and WTW (Incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on July 26, 2021)
10.7
Credit Agreement dated as of September 28, 2021, among Aon plc, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited, Citibank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on September 30, 2021)

10.8	Amendment No. 2 to the Five Year Credit Agreement, dated as of September 28, 2021, among Aon plc, Aon Corporation, Aon Global Holdings plc and Aon Global Limited, the lenders party thereto and Citibank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on September 30, 2021)
10.9#*	First Amendment to the Aon plc 2011 Incentive Plan (as amended and restated effective March, 29, 2019), effective as of September 13, 2021
10.10#*	First Amendment to the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan, effective as of September 30, 2021
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.

101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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