Form 10-K
period 2021-12-31
Aon plc
filed 2022-02-18
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
+353 1 266 6000
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.05% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.60% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.90% Senior Notes due 2051	AON51	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $53,867,751,208 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 17, 2022: 213,944,460.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; pension obligations; cash flow and liquidity; expected effective tax rate; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
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
•the impact of legal proceedings and other contingencies, including those arising from acquisition or disposition transactions, errors and omissions and other claims against us;
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
•the effects of natural or man-made disasters, including the effects of the COVID-19 and other health pandemics and the impacts of climate change;

•the potential for a system or network disruption or breach to result in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting damage to our reputation;
•our ability to develop and implement new technology;
•the actions taken by third parties that perform aspects of our business operations and client services;
•the extent to which we are exposed to certain risks, including lawsuits, related to our actions we may take in being responsible for making decisions on behalf of clients in our investment consulting business or in other advisory services that we currently provide, or will provide in the future;
•our ability to continue, and the costs and risks associated with, growing, developing and integrating acquired business, and entering into new lines of business or products;
•our ability to secure regulatory approval and complete transactions, and the costs and risks associated with the failure to consummate proposed transactions;
•changes in commercial property and casualty markets, commercial premium rates or methods of compensation;
•our ability to implement initiatives intended to yield cost savings and the ability to achieve those cost savings; and
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us.
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

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
ABO	Accumulated Benefit Obligation
AGI	Allianz Global Investors U.S. LLC
ASC	Accounting Standards Codification
BPS	Basis Points
CCC	Christchurch City Council
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
DCF	Discounted Cash Flow
DOJ	Department of Justice
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, Corporate Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch, Inc.
GAAP	Generally Accepted Accounting Principles
GILTI	Global Intangible Low-Tax Income
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act
I&D	Inclusion and Diversity
LOC	Letter of Credit
LPP	Leadership Performance Plan
MDI	Market Derived Income
NEBC	National Employee Benefits Committee
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board
PSA	Performance Share Awards
REIT	Real Estate Investment Trusts
ROU	Right-of-use
RPGIC	Retirement Plan Governance and Investment Committee
RSU	Restricted Share Units
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity
WTW	Willis Towers Watson Public Limited Company

PART I
Item 1.    Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” the “Company,” “we,” “us,” or “our”) is a leading global professional services firm providing a broad range of risk, health, and wealth solutions. Through our experience, global reach, and comprehensive analytics, we are better able to help clients meet rapidly changing, increasingly complex, and interconnected challenges. We are committed to accelerating innovation to address unmet and evolving client needs, so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management is focused on strengthening Aon and uniting the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Our clients are in over 120 countries and include all market segments and almost every industry. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions based upon return on invested capital.
BUSINESS SEGMENT
The Company operates as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, health and wealth through four principal products and services: Commercial Risk Solutions, Reinsurance Solutions, Health Solutions, and Wealth Solutions. Collectively, these products and service lines make up our one segment: Aon United. In addition, the Company is continuing to expand on Aon United growth initiatives through its New Ventures Group.
In 2021, our consolidated total revenue was $12,193 million. This includes $6,635 million in Commercial Risk Solutions, $1,997 million in Reinsurance Solutions, $2,154 million in Health Solutions, and $1,426 million in Wealth Solutions, before intercompany eliminations.
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

Health Solutions includes consulting and brokerage, voluntary benefits and enrollment solutions, and human capital solutions. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for clients of all sizes across industries and geographies to manage risk, drive engagement, and strengthen the workforce through improved health and well-being. We partner with insurers and other strategic partners to develop and implement new and innovative solutions and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on global benefits, including insurance placement across more than 120 countries, program design and management, financing optimization, and enhanced employee experience, as well as assists in navigating global regulatory and compliance requirements in countries in which they operate. Voluntary benefits and enrollment solutions designs and delivers innovative voluntary consumer benefits that improve an employer’s total rewards strategy and positively impacts their employees’ financial and overall well-being. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products. Multi-channel and targeted communications solutions increase consumer benefit knowledge and enhance engagement. Our human capital team delivers data, analytics, and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking, total rewards strategy optimization, workforce analytics and benchmarking, workforce resilience planning, human capital integration in transaction situations, Corporate Governance, ESG consulting and strategic employee communication.
Wealth Solutions includes retirement consulting, pension administration, and investments consulting. Retirement consulting specializes in providing clients across the globe with strategic design consulting on their retirement programs, actuarial services, and risk management, including pension de-risking, governance, integrated pension administration and legal and compliance consulting. We also help organizations manage their balance sheet volatility. Retirement consulting and pension administration leverage Aon’s pension expertise to deliver high-quality integrated retirement services. Our customized services include outsourcing, co-sourcing and in-sourcing options. Our partnership-driven model is powered by deep pension experience and enabled with smart technology. Our investments consulting team provides public and private companies and other institutions with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans, endowments and foundations. Our delegated investment solutions offer ongoing management of investment programs and fiduciary responsibilities either in a partial or full discretionary model for multiple asset owners. We partner with clients to deliver our scale and experience to help them effectively manage their investments, risk, and governance and potentially lower costs. We believe in the power of connecting participants to experts to make better informed and smarter decisions about their wealth.
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
Funds Held on Behalf of Clients
We typically hold funds on behalf of clients, including premiums received from clients and claims due to clients that are in transit to and from insurers. Certain funds held on behalf of clients are invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect and remit cash. The principal is segregated and not available for general operating purposes, although we may earn interest on these accounts.
Competition
Our business operates in a highly competitive and fragmented environment. We compete with numerous other global insurance brokers and consulting companies, including Marsh & McLennan Companies, Inc., WTW, Arthur J Gallagher & Company, and Lockton Companies, Inc., as well as numerous other global specialist, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that directly market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.

Seasonality
Due to buying patterns and delivery of certain products and services in the markets we serve, revenues recognized tend to be higher in the first and fourth quarters of each fiscal year.
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
Regulatory authorities in the U.S. and most other countries in which our operating subsidiaries conduct business may require individuals, entities and related service providers to obtain a license from a government agency, including (but not limited to) licenses to operate as insurance producers, brokers, agents, and consultants, reinsurance brokers or managing general agents.
Certain jurisdictions issue licenses only to resident entities or individuals. In such jurisdictions, if the Company has no licensed subsidiary, we may maintain arrangements with residents or business entities licensed to act in such jurisdiction. Such arrangements are subject to an internal review and approval process.
Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by the FCA in the U.K., by federal and state agencies in the U.S., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, the licensing of agents, the monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.
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
Investment, securities, and futures licensing authorities also govern certain business activities. For example, in the U.S., we use Aon Securities LLC, an indirect, wholly owned subsidiary of Aon, and a U.S.-registered broker-dealer and investment advisor, member of FINRA and Securities Investor Protection Corporation, for investment banking, capital advisory services and other broker-dealer activities. Similar operations exist in other jurisdictions outside of the U.S.
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
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 2% of our consolidated total revenues in 2021. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2021.
Human Capital Management
Our Culture
Our culture is driven by our values – committed as one firm to our purpose, united through trust as one inclusive, diverse team, and passionate about making our colleagues and clients successful. Our colleagues are the cornerstone of Aon's success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. Our Delivering Aon United strategy defines how Aon colleagues work together to deliver value to clients, setting a new standard for client leadership. Delivering Aon United is brought to life through our common client value creation model which scales strategies from across the firm to bring the best of Aon to clients.

Colleagues
As of December 31, 2021, we employed approximately 50,000 employees and conducted our operations in more than 120 countries and territories. Our colleagues’ diverse talents, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, grow, and retain the best talent in the industry. Our Inclusive People Leadership strategy is a central part of our Aon United Blueprint and is a key enabler to realizing our aspirations and purpose as a firm. At Aon, all colleagues are called upon to be leaders in embracing and modelling our Aon United values and behaviors. Inclusive People Leadership at Aon ensures that all colleagues – at every stage of their career journey – are equipped and motivated to deliver on our purpose and able to achieve their full potential.
Training and Development
We invest significant resources to develop the talent needed to remain at the forefront of innovation and make Aon an attractive employer. Colleagues are invited to complete a variety of curricula to meet their career stage goals and developmental needs. We provide our colleagues what they need to learn, grow, and become the leaders our clients seek. From self-guided Aon University courses to advanced learning programs, the curriculum is aligned to the Aon United Blueprint and Inclusive People Leader strategy. While the COVID-19 pandemic changed how our colleagues work and collaborate, it did not slow us down. Aon’s investment in technology and use of virtual based learning and development programs during the pandemic has allowed us to continue these efforts despite much of our workforce remaining virtual during 2021.
Colleague Engagement and Retention
Providing an engaging and rewarding colleague experience is a top priority for our firm and understanding colleagues’ feedback helps us reach that goal. We use a variety of channels to facilitate open, on-going, and direct communication with colleagues. These channels include open forums and town halls with executives, surveys, and engagement through our Business Resource Groups. Business Resource Groups are our independent, voluntary, non-profit associations that provide input, take action, and help identify opportunities for our firm to further its diversity and inclusion commitments.
In response to the challenging events of 2020, we updated our engagement survey process by offering more frequent pulse surveys to understand how colleagues are engaging with their teams, the firm, and clients. This outreach effort allows us to gather insights more rapidly and take timely action to address feedback. Our current practice is to conduct pulse surveys with subsets of the overall colleague population approximately six to eight times per year on timely or targeted issues, as well as an annual all-colleague engagement survey. The pulse surveys for 2021 were focused on topics such as manager and leadership support, especially in how we serve clients, colleague well-being, inclusion and diversity, and performance & rewards. Aon’s workforce feedback provides management a better understanding of evolving colleague viewpoints, and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see the “Risk Factors” section in Part I, Item 1A of this report.
Rewards
In addition to an inspired purpose and culture, we are proud to offer our colleagues a total rewards program that combines competitive pay, incentive opportunities, and benefits. Our compensation programs, including salary, recognition, cash and equity incentives, connect to our formal performance management and career development approach. These programs serve to reward colleagues for their impact both in what they accomplish for clients, colleagues, and shareholders and how they achieve those results. We maintain a global commitment to colleague well-being and play a key role in supporting colleagues across the physical, emotional, financial, and social spectrum. Our comprehensive benefit programs are competitive for the markets in which we operate and aligned with our values and culture.
In recognition of our colleagues’ role in growing the firm, we introduced the Aon United Growth Ownership Plan in 2021. Through the plan, all eligible colleagues that were active on September 24, 2021, received a one-time, stock-based award, enabling Aon colleagues to share in the future success of our Aon United mission.
Our compensation philosophy aligns with our Aon United strategy and delivering long-term shareholder value creation. Our executive incentives are based on driving results, delivery of strategic initiatives, and leadership. Beginning in 2021, 20% of the short-term incentives for senior executives are based on quantifiable performance against firm-wide Inclusion and Diversity initiatives.
Inclusion and Diversity
We believe that diverse, inclusive teams produce better insight, better solutions, and ultimately the best outcomes for clients and Aon’s long-term success.

We are focused on being a firm that is representative of the communities in which we operate. We achieve this by aligning I&D actions to the following pillars: Recruitment, Education, Promotion, and Representation. We strongly believe that only when colleagues can be their authentic selves will they reach their full potential.
Our commitment to I&D starts from the top with our Board of Directors, including its I&D Sub-Committee. Our Global Inclusive Leadership Council is sponsored by our Chief Executive Officer and Chief People Officer. Regional Inclusive Leadership Councils and our Executive Leadership Teams drive actions to increase the diversity of our teams, and colleague-led Business Resource Groups support execution and provide additional opportunities for colleagues to enhance our inclusive environment.
As of December 31, 2021, Aon’s global workforce was 54% women and 46% men, and the Aon Executive Committee which leads the firm was 45% women and 55% men. At the manager level, 26% of senior leaders and 42% of managers with one or more direct report were women. New colleague hires for the year were 52% women and 48% men. Aon’s U.S. workforce was 24% racially or ethnically diverse, calculated as a percentage of colleagues that have voluntarily disclosed their race or ethnicity to Aon. At the manager level, 13% of U.S. senior leaders and 17% of U.S. managers with one or more direct report were racially or ethnically diverse. New colleague hires for the year in the U.S. were 34% racially or ethnically diverse.
Our Apprenticeship Program
Apprenticeship programs help build a talent pipeline of highly skilled and diverse professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, Aon can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles. As a founding member of six apprentice networks within the U.S., we partner with companies and organizations to assist them in building their own programs through sharing best practices and learnings. Across these networks, we have over 100 organizations committed as of December 31, 2021.
Aon's two-year Apprenticeship Program, which was implemented in the U.K. and U.S. in 2012 and 2017, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience. Aon provides motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. Over 440 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K. In 2021, we expanded our U.S. program to include additional U.S. cities outside of Chicago's metropolitan area to the following six metropolitan areas hiring over 100 apprentices and partnering with seven additional community colleges: Houston, Minneapolis, New York, Philadelphia, San Francisco, and Washington, DC.
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Organization and Compensation, Governance/Nominating, and Finance Committees, and Compliance and Inclusion & Diversity Sub-Committees, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share at our investor relations link located at the bottom of the page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
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
The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the economy of the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in the broader economy or in specific markets (including as a result of endemics or pandemics, climate change, political unrest, or otherwise) may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions, Reinsurance Solutions, and Wealth Solutions lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the earnings are determined as a percentage of premiums charged to our clients. In addition, certain discretionary services within our business, such as Human Capital, project-related work within Commercial Risk Solutions and Health Solutions, and transaction liability, may see a decrease in activity if the overall level of economic activity results in a reduction to our clients’ discretionary spending. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our business.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
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
In addition, alliances among competitors or mergers of competitors could affect our business, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies, or provide services that gain greater market acceptance than the services that we offer or develop.
Our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to respond to the need for technological changes, innovate faster, respond better to evolving client demand and industry conditions, or price their services more aggressively than we do. They may also compete for skilled professionals, finance acquisitions, fund internal growth, and compete for business more effectively than we do. Further, new and non- traditional competitors, our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our business. This competition is further intensified by an industry trend where clients elect to engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the to the evolving competition we face, our financial condition or results of operations might be adversely affected.
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
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation, including as a result of negative perceptions or publicity regarding environmental matters, climate change, workforce diversity, pay equity, harassment, social justice, cyber security or data privacy, or our inability to meet commitments or client and stakeholder expectations with respect to such matters, could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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
•fluctuation in the need for, or relevancy of, insurance;
•the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;
•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not generally indexed for inflation and may not rise as much as commission-based compensation;
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker; and
•growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both commercial insurance and reinsurance markets.
The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
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
Our profit margin, and therefore our profitability, is largely a function of the revenue generated from our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, the extent of ongoing clients’ perception of our ability to add value through our services, and general economic conditions. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may also be impacted by factors such as our ability to transition consultants from completed projects to new assignments, our ability to secure new business, our ability to forecast demand for our services (and, consequently, appropriately manage the size and location of our workforce), employee attrition, inflation (including wage inflation) and the need to devote time and resources to training and professional and business development.
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
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 55% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and where products are sold, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a relative disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to help protect against certain adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.

Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $836 million at December 31, 2021 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $160 million was restricted to its use as of December 31, 2021. Funds held on behalf of clients and insurers were $6.1 billion at December 31, 2021 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2021, these long-term investments had a carrying value of $64 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk remain at or near their current low levels or fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
Our worldwide pension plans are significant, and therefore our pension contributions and expense are sensitive to various market, demographic, and other factors. These factors include equity and bond market returns, fair value of pension assets, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes or developments, and counterparty exposure from various investments and derivative contracts, including annuities. Variations or developments in connection with any of these factors could cause significant changes to our financial position and results of operations from year to year. In addition, contributions are generally based on statutory requirements and local funding practices, which may differ from measurements under U.S. GAAP.
We have debt outstanding that could adversely affect our financial flexibility.
As of December 31, 2021, we had total consolidated debt outstanding of approximately $9.4 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2021, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement on corporate strategy. Our senior debt ratings at December 31, 2021 were A- with a stable outlook S&P, BBB+ with a stable outlook (Fitch), and Baa2 with a stable outlook (Moody’s). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
The overall tax environment in the jurisdictions in which we are or may be subject to taxes is highly uncertain and increasingly complex. Countries around the world are considering changes in their tax laws and regulations. In the U.S., various proposals to raise corporate income taxes are under active consideration, which could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition. The OECD, a global coalition of member countries, proposed a plan to reform international taxation which includes the introduction of a global minimum tax. There remains significant uncertainty as to if, when and how the various OECD proposals will ultimately be enacted in the various countries in which Aon is or may be subject to taxes, including the E.U. member states, and, if enacted, the extent of their impact. Some of the proposals, if enacted, could have a material adverse effect on our effective tax rate, results of operations, cash flows and financial condition.
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
Governmental and public attention to climate change and environmental matters, including new or enhanced reporting, diligence or disclosure rules and regulations, could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, rules and regulations, may increase the cost of our compliance and risk management and otherwise impact our business, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, the shift toward a lower-carbon economy, driven by changes in laws, rules and regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our clients. In addition, as governments, investors and other stakeholders face additional pressures to accelerate actions to address climate change and other ESG topics, governments and other stakeholders may impose new rules or expectations causing a shift in disclosure and other behaviors that may negatively impact our business.

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
Our business’ regulatory oversight also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated by the regulatory authorities in each of these jurisdictions, and our failure to adhere to these rules and regulations can expose us to fines or other sanctions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.
Services provided in our Health Solutions and Wealth Solutions businesses are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly affecting the manner in which we provide services to those clients. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use and payment of commissions to agents, brokers, and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies could delay client adoption of our health care exchanges, impair our ability to retain clients who have adopted our health care exchanges, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, changes in laws, government regulations, or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use, or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as pension), may adversely affect the demand for, or profitability of, our services.
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
Insurance intermediaries have traditionally been remunerated by base commissions paid by insurance carriers in respect of insurance placements for clients, or by fees paid by clients. Intermediaries also obtain other revenue from insurance carriers. This revenue, when derived from carriers in their capacity as insurance markets (as opposed to as corporate clients of the intermediaries where they may be purchasing insurance or reinsurance or other non-market related services), is commonly known as MDI. MDI is another example of an area in which potential conflicts of interest may arise. This revenue may be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition, conduct and anti-bribery laws and regulations. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing consulting services to carriers. While accepting MDI is a lawful and acceptable business practice, we cannot predict whether our position will result in regulatory or other scrutiny and our controls may not be fully effective.
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
The COVID-19 global pandemic and the emergence of COVID-19 variants has created significant public health concerns and significant volatility, uncertainty, and economic disruption in every region where we operate.
A number of evolving factors related to the global pandemic and the post-pandemic recovery period may influence the duration, nature and extent of the impact on our business and financial results. Such factors include worldwide macroeconomic conditions, including interest rates, employment rates, consumer confidence and spending, gross domestic product, property values, and changes in client behavior, and foreign exchange rates in each of the markets in which we operate; business closures; changes in laws, regulations (including those changes that may provide for extended premium payment terms), and guidance; court decisions and litigation trends; a decline in business and the ability of counterparties to pay for our services on time or at all; an increased number of E&O claims in those areas impacted by the pandemic, as well as an increase in the incidence or severity of E&O claims against us and our market partners; our ability to sell and provide our services, including due to the impact of travel restrictions, lockdowns, quarantines, social distancing, and alternative work arrangements; the health of, and the effect of the pandemic on, our employees; political disruption; potential effects on our internal controls and risk mitigation processes, including those over financial reporting, as a result of changes in working environments for our employees and business partners; resurgences of spread; identification of new, more contagious variants of the virus; resulting “lockdowns,” government restrictions, mandates, requirements or recommendations; and uncertainties in vaccine adoption.
In addition, the continuing COVID-19 pandemic may again create significant disruptions or volatility in the credit or financial markets, or impact our credit ratings, which could adversely affect our ability to access capital on favorable terms or at all.
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
Furthermore, the U.K. formally withdrew from the E.U., commonly referred to as Brexit. The E.U. and U.K. ratified a trade cooperation agreement governing their future relationship in 2021 to address trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and requires ongoing complex additional bilateral negotiations between the U.K. and the E.U. as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains. We have significant operations and a substantial workforce within the U.K., and we previously enjoyed certain benefits based on the U.K.’s membership in the E.U., and the lack of clarity around the future relationship between the U.K. and the E.U. creates uncertainty that may have a material impact on our business and operations. We may also be required to incur additional expense as we adapt to and create the ability to operate within the new political and regulatory environment.
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
Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Additionally, competition for experienced professional personnel is increasingly intense, and we are constantly working to retain, attract and develop these professionals. If we cannot successfully do so, our business, operating results, and financial condition could be adversely affected. We may also become involved in disputes and litigation in connection with our efforts to retain and hire personnel, which can be disruptive to our business. While we have plans for key management succession and long-term compensation plans designed to retain our senior management team and critical colleagues, if our succession plans and retention programs do not operate effectively, our business could be adversely affected.
We strive to maintain an equitable work environment that unlocks the full potential of all of our personnel - this includes our commitment to diversity and inclusion, focus on colleague wellness and mental health, and building a flexible work environment that meets colleague and client needs. If we are unsuccessful in maintaining such a work environment or adapting to colleague needs or expectations, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with global operations and sourcing, including:
•difficulties in staffing and managing our offices, and overseeing joint venture operations and compliance in disparate jurisdictions, including due to unexpected inflation (including wage inflation) or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;
•hyperinflation in certain countries;
•conflicting regulations across the countries in which we do business;
•imposition of investment requirements or other restrictions by governments in certain countries;
•longer payment cycles;
•greater difficulties in collecting accounts receivable;
•insufficient demand for our services in certain jurisdictions;
•our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•the reliance on or use of third parties to perform services on behalf of the Company;
•disparate tax regimes;
•restrictions on the import and export of technologies; and
•trade barriers.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, extreme weather, or other climate events; pandemic health events, and man-made disasters, including acts of terrorism, civil unrest, violence, military actions, and cyber-terrorism (including, but not limited to, ransomware). The continued threat of terrorism and other events or disasters may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger energy shortages, public health issues, or an economic downturn or instability in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations. If access to underwriting markets for certain lines of coverage becomes unavailable or difficult due to the impact of climate change on the claims environment, this may have a negative impact on our clients’ access to coverage, which could in turn reduce our ability to place certain lines of coverage and negatively impact our business.
A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us. Climate change may increase the likelihood or severity of a natural or man-made disaster.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, business process outsourcing providers, health plan providers, investment managers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. A failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. In addition, we face risks as we transition from in-house functions to third- party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents (including, but not limited to, ransomware), capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
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
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own and we routinely are actively engaged in the process of identifying, analyzing, and negotiating possible transactions. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, secure regulatory approval of transactions where required, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses and culture. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely impact employees, clients and shareholders and the failure to consummate a proposed transaction could result in payment of termination fees and reimbursement of expenses, reputational harm, disputes and litigation and missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies, and we could incur unexpected costs in connection with integration. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, will not be subject to post-closing liabilities, obligations or restrictions, will be able to reduce overhead related to the divested assets, or will realize the intended benefits of the disposition.
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
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios due to COVID-19. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, attacks to our systems and networks and have from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, ransomware incidents, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients, insurance carriers, vendors, or other third-parties could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
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
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, in 2021 there have been a number of new privacy laws around the globe including China, Brazil and significant privacy rulings in the E.U. relating to the “Schrems II” case, which imposed significant changes to the way companies export personal data from the E.U. We have had to implement new requirements set out in these laws within our business before the effective date causing distraction from other aspects of our business. This new guidance issued to firms by the European Regulators has and will continue to require significant time to implement and may require significant effort to review and effect applicable changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new privacy regulations and there to be amendments to existing regulations as governments continue to legislate in respect of personal data. We have and will continue to incur expenses and devote resources to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
Our business performance and growth plans could be negatively affected if we are not able to develop, implement, update, and enhance technology-based solutions to support our business operations or if we are not able to effectively drive value for our clients through innovation and technology-based solutions.
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
Irish law requires us to have available “distributable profits” to pay dividends to shareholder and generally to make share repurchases and redemptions.
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

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	312,000	2028
165 Broadway, New York, New York	217,000	2028
122 Leadenhall Street, London, England	178,000	2034
4 Overlook Point, Lincolnshire, Illinois	174,000	2024
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. Due to COVID-19, the vast majority of colleagues are working remotely. We continue to be fully operational and to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients, and we have restricted or minimized access to offices where appropriate to support the health and safety of our colleagues. See Note 8 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2021.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 15 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 18, 2022 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	57	President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. Mr. Andersen was appointed Co-President of the Company in May 2018 and became President in February 2020. He was named an Executive Officer in February 2017.
Gregory C. Case	59
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

Christa Davies	50
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

Michael Neller	43
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

James Platt	50
Chief Operating Officer. Mr. Platt joined Aon in September 2014 as the Chief Executive Officer of Aon Inpoint and Head of Data & Analytics for Aon Risk Solutions and served in that role until December 2016. From January 2017 through June 2019, Mr. Platt served as the Chief Operating Officer of Aon Risk Solutions, and then from June 2019 through September 2020, as the Company’s Global Solution Lines Chief Operating Officer. From September 2020 to June 2021, Mr. Platt served as Aon’s Business Chief Operating Officer and was appointed Chief Operating Officer of the Company in June 2021.

Jillian Slyfield	49
Chief Innovation Officer. Ms. Slyfield joined Aon in November 2015 as an Account Executive and later served as the Resident Sales Director for San Francisco until her appointment to Managing Director, Digital Economy Practice Leader in 2018. Ms. Slyfield was appointed Chief Innovation Officer of Aon in December 2021. Prior to joining Aon in 2015, Ms. Slyfield held client executive and commercial insurance executive positions at Marsh and Wells Fargo Insurance Services.

Lisa Stevens	52
Chief People Officer and Head of Global Human Capital Solutions. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.

Andy Weitz	45
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

Darren Zeidel	50
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
On February 17, 2022, the last reported sale price of our ordinary shares as reported by the NYSE was $281.04 per share. We have approximately 403 holders of record of our class A ordinary shares as of February 17, 2022.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/21 – 10/31/21	1,305,162	$305.71	1,305,162	$3,321,244,884
11/1/21 – 11/30/21	4,004,487	$298.47	4,004,487	$2,126,024,122
12/1/21 – 12/31/21	1,372,594	$295.62	1,372,594	$1,720,253,713
	6,682,243	$299.30	6,682,243	$1,720,253,713
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in authorized repurchases in February 2022 for a total of $27.5 billion in repurchase authorizations.
Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report and is incorporated herein by reference.
We did not make any unregistered sales of equity in 2021.
Item 6.    [Reserve]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2021 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk, health, and wealth solutions. Through our experience, global reach, and comprehensive analytics, we are better able to help clients meet rapidly changing, increasingly complex, and interconnected challenges. We are committed to accelerating innovation to address unmet and evolving client needs, so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management is focused on strengthening Aon and uniting the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our 2021 financial results:
•Revenue increased $1.1 billion, or 10%, to $12.2 billion in 2021 compared to 2020, reflecting 9% organic revenue growth and a 2% favorable impact from foreign currency translation, partially offset by a 1% unfavorable impact from divestitures, net of acquisitions.
•Operating expenses increased $1.8 billion, or 22%, to $10.1 billion in 2021 compared to 2020 due primarily to a $1.3 billion increase in charges related to terminating the combination with WTW and related costs, increased expenses associated with 9% organic revenue growth, and a $195 million unfavorable impact from translating prior year period results at current period foreign exchange rates (“foreign currency translation”), partially offset by a $72 million decrease in amortization related to certain tradenames that were fully amortized in the second quarter of 2020 and a $58 million decrease in expenses related to divestitures, net of acquisitions.
•Operating margin decreased to 17.1% in 2021 from 25.1% in 2020. The decrease was driven by an increase in operating expenses as listed above, partially offset by organic revenue growth of 9%.
•Due to the factors set forth above, Net income was $1.3 billion in 2021, a decrease of $0.7 billion, or 35%, from 2020.
•Diluted earnings per share decreased 34% to $5.55 per share during the twelve months of 2021 compared to $8.45 per share for the prior year period.
•Cash flows provided by operating activities was $2.2 billion in 2021, a decrease of $0.6 billion, or 22%, from $2.8 billion in 2020, primarily due to the $1 billion termination fee payment and additional payments related to terminating the combination with WTW, partially offset by strong revenue growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements. The following is our measure of performance against these four metrics for 2021:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 9% in 2021, compared to 1% organic growth in the prior year.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 30.1% in 2021, compared to 28.5% in the prior year. The increase in adjusted operating margin primarily reflects 9% organic revenue growth and a favorable impact from foreign currency translation of $63 million.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $12.00 per share in 2021, an increase of $2.19 per share, or 22%, from $9.81 per share in 2020. The increase in adjusted diluted earnings per share primarily reflects strong operational performance and effective capital management, highlighted by $3.5 billion of share repurchase during 2021, and a favorable impact from foreign currency translation.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $2.0 billion in 2021, a decrease of $597 million, or 23%, from $2.6 billion in 2020, reflecting a decrease in cash flows from operations, partially offset by a $4 million decrease in capital expenditures.

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
The changes in the solution line structure affects only the manner in which our revenue and organic revenue results for our principal service lines were previously reported and have no impact our previously reported Consolidated Financial Statements, results of operations, or total organic revenue growth. We continue to operate as one segment that includes all of our operations. See the “Principal Products and Services” section in Part I, Item 1 of this report for information on each of the four principal service lines.
TERMINATION OF BUSINESS COMBINATION AGREEMENT
On March 9, 2020, we and WTW entered into a Business Combination Agreement with respect to a combination of the parties (the “Combination”). The parties’ respective shareholders approved the Combination on August 26, 2020.
On June 16, 2021, the DOJ filed a civil antitrust lawsuit against the Company and WTW in the United States District Court for the District of Columbia seeking to enjoin the Combination. On July 26, 2021, the Company and WTW mutually agreed to terminate the Business Combination Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Business Combination Agreement was terminated and a termination fee of $1 billion (the “Termination Fee”) was paid to WTW. Following the termination, the lawsuit by the DOJ was dismissed.
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
COVID-19 PANDEMIC
The outbreak of the coronavirus, which causes COVID-19, was declared by the World Health Organization to be a pandemic and has impacted almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty, and economic disruption in every region in which we operate. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and volatility, although in recent months progress has been made in the development and distribution of vaccines, contributing to overall improved economic conditions globally, despite recent developments as a result of the Delta and Omicron variants. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives. We continue to be fully operational and to reoccupy certain offices in phases, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients, and we have restricted or minimized access to offices where appropriate to support the health and safety of our colleagues. We continue to deploy business continuity protocols to facilitate remote working capabilities to ensure the health and safety of our colleagues and to comply with public health and travel guidelines and restrictions.
As the situation continues to evolve, the scale and duration of disruption cannot be predicted, and it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. While we continue to focus on managing our cash flow to meet liquidity needs, our results of operations, particularly with respect to our more discretionary revenues, may be adversely affected. However, for the year ended December 31, 2021, the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely.
The impacts of the pandemic on our business operations and results of operations for the year ended December 31, 2021 are further described in the sections entitled “Review of Consolidated Results” and “Liquidity and Financial Condition” contained in Part II, Item 7 of this report.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important. Aon offers a wide range of consulting and advisory solutions designed to address and manage ESG issues for clients. We view ESG risks as presenting an important opportunity to help clients and improve our impact on ESG matters.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions, except per share data):

	Years Ended December 31
	2021	2020	2019
Revenue
Total revenue	$12,193	$11,066	$11,013
Expenses
Compensation and benefits	6,738	5,905	6,054
Information technology	477	444	494
Premises	327	291	339
Depreciation of fixed assets	179	167	172
Amortization and impairment of intangible assets	147	246	392
Other general expense	2,235	1,232	1,393
Total operating expenses	10,103	8,285	8,844
Operating income	2,090	2,781	2,169
Interest income	11	6	8
Interest expense	(322)	(334)	(307)
Other income	152	13	—
Income before income taxes	1,931	2,466	1,870
Income tax expense	623	448	297
Net income	1,308	2,018	1,573
Less: Net income attributable to noncontrolling interests	53	49	41
Net income attributable to Aon shareholders	$1,255	$1,969	$1,532
Diluted net income per share attributable to Aon shareholders	$5.55	$8.45	$6.37
Weighted average ordinary shares outstanding - diluted	226.1	233.1	240.6
Consolidated Results for 2021 Compared to 2020
Revenue
Total revenue increased $1.1 billion, or 10%, to $12.2 billion in 2021, compared to $11.1 billion in 2020. The increase was driven by 9% organic revenue growth and a 2% favorable impact from foreign currency translation, partially offset by a 1% unfavorable impact from divestitures, net of acquisitions.
Commercial Risk Solutions revenue increased $774 million, or 13%, to $6.6 billion in 2021, compared to $5.9 billion in 2020. Organic revenue growth was 11% in 2021, reflecting growth across every major geography, driven by strong new business generation, retention, and management of the renewal book portfolio. Strength in retail brokerage was highlighted by double-digit growth in the U.S., Latin America, and Asia. Results also reflect growth in the more discretionary portions of the business, including double-digit growth in transaction solutions and project-related work. On average globally, exposures and pricing were both modestly positive, which resulted in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $183 million, or 10%, to $2.0 billion in 2021, compared to $1.8 billion in 2020. Organic revenue growth was 8% in 2021 driven by strong net new business generation in treaty, as well as solid growth in facultative placements and double-digit growth in capital markets transactions. In addition, market impact was modestly positive on results.

Health Solutions revenue increased $87 million, or 4%, to $2.2 billion in 2021, compared to $2.1 billion in 2020. Organic revenue growth was 10% in 2021 driven by double-digit growth in human capital due to growth in both rewards and assessments solutions. In health and benefits brokerage, solid growth globally in the core was driven by strong retention and management of the renewal book portfolio, as well as growth in the more discretionary portions of the business, including double-digit growth in voluntary benefits and enrollment solutions and project-related work.
Wealth Solutions revenue increased $85 million, or 6%, to $1.4 billion in 2021, compared to $1.3 billion in 2020. Organic revenue growth was 2% in 2021 driven by growth in investments, including solid growth in delegated investment management, as well as growth in retirement, primarily from higher utilization rates and project-related work.
Compensation and Benefits
Compensation and benefits increased $833 million, or 14%, in 2021 compared to 2020. The increase was primarily driven by an increase in expense associated with 9% organic revenue growth, a $245 million increase in charges related to terminating the combination with WTW and related costs, and a $151 million unfavorable impact from foreign currency translation, partially offset by a $17 million decrease in expenses related to divestitures, net of acquisitions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $33 million, or 7%, in 2021 compared to 2020. The increase was primarily driven by a $17 million increase in charges related to terminating the combination with WTW and related costs, an increase in expense associated with 9% organic revenue growth, investments in long-term growth, and a $5 million unfavorable impact from foreign currency translation.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $36 million, or 12%, in 2021 compared to 2020. The increase was primarily driven by a $22 million increase in charges related to terminating the combination with WTW and related costs and a $10 million unfavorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $12 million, or 7%, in 2021 compared to 2020. The increase was primarily driven by a $16 million increase in charges related to terminating the combination with WTW and related costs.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangibles decreased $99 million, or 40%, in 2021 compared to 2020. The decrease was primarily driven by a $72 million decrease from certain tradenames that were fully amortized in the second quarter of 2020.
Other General Expenses
Other general expenses increased $1.0 billion, or 81%, in 2021 compared to 2020. The increase was primarily driven by a $1.0 billion increase in charges related to terminating the combination with WTW and related costs, a $21 million unfavorable impact from foreign currency translation, and an increase in expense associated with 9% organic revenue growth, partially offset by a $37 million decrease in expenses related to divestitures, net of acquisitions.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on Funds held on behalf of clients. Interest income was $11 million in 2021, an increase of $5 million, or 83%, from 2020.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $322 million in 2021, a decrease of $12 million, or 4%, from 2020. The decrease was primarily driven by lower average outstanding term debt.

Other Income
Other income was $152 million in 2021, compared to $13 million in 2020. Other income in 2021 primarily includes $142 million of gains from the disposal of business, compared to $25 million in 2020.
Income before Income Taxes
Due to factors described above, income before income taxes was $1.9 billion in 2021, a 22% decrease from $2.5 billion in 2020. The decrease was primarily driven by a $1.0 billion increase in charges related to terminating the combination with WTW and related costs, as previously described.
Income Taxes
The effective tax rate on net income was 32.3% in 2021 and 18.2% in 2020. The primary drivers of the 2021 tax rate were the impact of the Termination Fee, the U.K. statutory tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation in the second quarter of 2021 which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023 and the Company remeasured its U.K. deferred tax assets and liabilities accordingly.
The 2020 tax rate was primarily driven by the geographical distribution of income, as well as certain discrete items, primarily the favorable impacts of share-based payments and the release of a valuation allowance.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders decreased to $1.3 billion, or $5.55 per diluted share, in 2021, compared to $2.0 billion, or $8.45 per diluted share, in 2020.
Consolidated Results for 2020 Compared to 2019
We have elected not to include a discussion of our consolidated results for 2020 compared to 2019 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 19, 2021.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth (decline), adjusted operating margin, adjusted diluted earnings per share, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. Management believes that these measures are important to make meaningful period-to-period comparisons and that this supplemental information is helpful to investors. Management also uses these measures to assess operating performance and performance for compensation. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Consolidated Financial Statements.

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

	Years Ended
	Dec 31, 2021	Dec 31, 2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$6,635	$5,861	13%	2%	—%	—%	11%
Reinsurance Solutions	1,997	1,814	10	2	—	—	8
Health Solutions	2,154	2,067	4	2	—	(8)	10
Wealth Solutions	1,426	1,341	6	3	—	1	2
Elimination	(19)	(17)	N/A	N/A	N/A	N/A	N/A
Total revenue	$12,193	$11,066	10%	2%	—%	(1)%	9%

	Years Ended
	Dec 31, 2020	Dec 31, 2019	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (Decline) (3)
Commercial Risk Solutions	$5,861	$5,857	—%	—%	—%	(1)%	1%
Reinsurance Solutions	1,814	1,686	8	—	(1)	(1)	10
Health Solutions	2,067	2,104	(2)	(1)	—	1	(2)
Wealth Solutions	1,341	1,380	(3)	—	—	(2)	(1)
Elimination	(17)	(14)	NA	NA	NA	NA	NA
Total revenue	$11,066	$11,013	—%	—%	—%	(1)%	1%
(1)Currency impact is determined by translating last year’s revenue at this year’s foreign exchange rates.
(2)Fiduciary investment income for the years ended December 31, 2021 and 2020 was $8 million and $27 million, respectively.
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
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentages):

	Years Ended December 31
	2021	2020
Revenue	$12,193	$11,066

Operating income - as reported	$2,090	$2,781
Amortization and impairment of intangible assets	147	246
Transaction costs and other charges related to the combination and resulting termination (1)	1,436	123
Operating income - as adjusted	$3,673	$3,150

Operating margin - as reported	17.1%	25.1%
Operating margin - as adjusted	30.1%	28.5%
(1)As part of the terminated combination with WTW, certain transaction costs have been incurred by us in 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures that have been terminated, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model as a result of the termination. Additionally, this includes the $1 billion Termination Fee paid in connection with the termination of the combination.
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

	Year Ended December 31, 2021
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,090	$1,583	$3,673
Interest income	11	—	11
Interest expense	(322)	—	(322)
Other income (1)	152	(124)	28
Income before income taxes	1,931	1,459	3,390
Income tax expense (2)	623	—	623
Net income	1,308	1,459	2,767
Less: Net income attributable to noncontrolling interests	53	—	53
Net income attributable to Aon shareholders	$1,255	$1,459	$2,714

Diluted net income per share attributable to Aon shareholders	$5.55	$6.45	$12.00

Weighted average ordinary shares outstanding — diluted	226.1	—	226.1
Effective tax rates (2)	32.3%		18.4%

	Year Ended December 31, 2020
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,781	$369	$3,150
Interest income	6	—	6
Interest expense	(334)	—	(334)
Other income (3)	13	—	13
Income before income taxes	2,466	369	2,835
Income tax expense (2)	448	51	499
Net income	2,018	318	2,336
Less: Net income attributable to noncontrolling interests	49	—	49
Net income attributable to Aon shareholders	$1,969	$318	$2,287

Diluted net income per share attributable to Aon shareholders	$8.45	$1.36	$9.81

Weighted average ordinary shares outstanding — diluted	233.1	—	233.1
Effective tax rates (2)	18.2%		17.6%
(1)Adjusted Other income excludes gains from dispositions of $124 million, for the year ended December 31, 2021.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with accelerated tradename amortization, impairment charges, certain gains from dispositions, and certain transaction costs and other charges related to the combination and resulting termination, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the year ended December 30, 2021 excludes the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.
(3)There was $1 million of income for the year ended December 31, 2020, including the related tax effect, from discontinued operations recognized in Net Income from discontinued operations in the Consolidated Statement of Income.
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

	Years Ended December 31
	2021	2020
Cash provided by operating activities	$2,182	$2,783
Capital expenditures	(137)	(141)
Free cash flow	$2,045	$2,642
Impact of Foreign Currency Exchange Rate Fluctuations
Because we conduct business in more than 120 countries, foreign currency exchange rate fluctuations have a significant impact on our business. Foreign currency exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the impact of foreign currency exchange rate fluctuations on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating the prior year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Currency fluctuations had a favorable impact of $0.17 on earnings per diluted share during the year ended December 31, 2021 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.03 on earnings per diluted share during the year ended December 31, 2020, if 2019 results were translated at 2020 rates.
Currency fluctuations had a favorable impact of $0.23 on adjusted earnings per diluted share during the year ended December 31, 2021 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.04 on adjusted earnings per diluted share during the year ended December 31, 2020, if 2019 results were translated at 2020 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
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
In the third quarter of 2021, the Combination with WTW was terminated and on July 27, 2021, we paid the Termination Fee of $1 billion. Refer to “Termination of Business Combination Agreement” within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. The Termination Fee, along with other payments made in the third and fourth quarters related to terminating the combination with WTW, are reflected as an outflow to operating activities.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums and claims in Fiduciary assets in the Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.1 billion and $5.7 billion at December 31, 2021 and 2020, and fiduciary receivables of $8.3 billion and $8.1 billion at December 31, 2021 and 2020, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2021, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2021 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and cash equivalents	Short-term investments	Fiduciary assets	Total
Certificates of deposit, bank deposits, or time deposits	$544	$—	$3,475	$4,019
Money market funds	—	292	2,626	2,918
Cash, Short-term investments, and Funds held on behalf of clients	544	292	6,101	6,937
Fiduciary receivables	—	—	8,285	8,285
Total	$544	$292	$14,386	$15,222

Cash and cash equivalents and Funds held on behalf of clients increased $72 million in 2021 compared to 2020. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2021	2020 (1) (As Revised)
Cash provided by operating activities	$2,182	$2,783
Cash provided by (used for) investing activities	$49	$(679)
Cash used for financing activities	$(1,924)	$(1,772)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(235)	$297
(1) Certain amounts on the Consolidated Statements of Cash Flows as presented in our financial statements previously filed in the Company’s Annual Reports on Form 10-K have been restated. Refer to Note 1 “Basis of Presentation” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report.
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2021 decreased $601 million, or 22%, from the prior year to $2,182 million. This amount represents net income reported, as adjusted for gains or losses on sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and the collection of receivables.
Pension Contributions
Pension contributions were $87 million for the year ended December 31, 2021, as compared to $120 million for the year ended December 31, 2020. In 2022, we expect to contribute approximately $74 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flows provided by investing activities during the year ended December 31, 2021 were $49 million, an increase of $728 million compared to prior year. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income in the Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $16 million at December 31, 2021 as compared to December 31, 2020. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2021, the Company completed the acquisition of two businesses for consideration of $14 million, net of cash and funds held on behalf of clients, and the disposition of six businesses for a $218 million cash inflow, net of cash and funds held on behalf of clients.
During 2020, the Company completed the acquisition of six businesses for consideration of $368 million, net of cash and funds held on behalf of clients, and the disposition of one business for a $30 million cash inflow, net of cash and funds held on behalf of clients.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $137 million in 2021 and $141 million in 2020, primarily related to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.

Financing Activities
Cash flows used for financing activities during the year ended December 31, 2021 was $1,924 million, an increase of $152 million compared to prior year. Generally, the primary drivers of cash flows used for financing activities are issuances of debt, net of repayments, share repurchases, change in net fiduciary liabilities, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior-year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in authorized repurchases in February 2022 for a total of $27.5 billion in repurchase authorizations.
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Years Ended December 31
	2021	2020
Shares repurchased	12.4	8.5
Average price per share	$286.82	$206.28
Costs recorded to retained earnings
Total repurchase cost	$3,543	$1,761
Additional associated costs	—	2
Total costs recorded to retained earnings	$3,543	$1,763
At December 31, 2021, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $1.7 billion. Under the Repurchase Program, we have repurchased a total of 149.6 million shares for an aggregate cost of approximately $18.3 billion.
Borrowings
Total debt at December 31, 2021 was $9.4 billion, an increase of $1.7 billion compared to December 31, 2020. Commercial paper activity during the years ended December 31, 2021 and 2020 is as follows (in millions):

	Years Ended December 31
	2021	2020
Total issuances (1)	$4,478	$3,162
Total repayments	(3,807)	(3,275)
Net issuances (repayments)	$671	$(113)
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Commercial paper may be issued in aggregate principal amounts of up to $1 billion under the U.S. Program and €625 million under the European Program, not to exceed the amount of our committed credit facilities, which was $1.75 billion at December 31, 2021. The aggregate capacity of the U.S. Program was increased in the fourth quarter of 2021 from $900 million to $1 billion. The aggregate capacity of the Commercial Paper Program remains fully backed by our committed credit facilities.
Proceeds from commercial paper issued by Aon Corporation under the U.S. Program, where the aggregate principal was raised on July 26, 2021, were used to pay approximately $400 million of the Termination Fee on July 27, 2021.
On December 2, 2021, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company incorporated under the laws of England and Wales, co-issued $500 million aggregate principal amount of 2.60% Senior Notes set to mature on December 2, 2031. We intend to use the net proceeds of the offering for general corporate purposes.
In November 2021, the Company’s $500 million 2.20% Senior Notes due November 2022 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is in less than one year as of December 31, 2021.

On August 23, 2021, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $400 million of 2.05% Senior Notes due August 2031 and $600 million of 2.90% Senior Notes due August 2051. We intend to use the net proceeds from the offering for general corporate purposes.
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
On May 12, 2020, Aon Corporation issued $1 billion 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. We used the remainder to repay other borrowings and for general corporate purposes.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). On July 16, 2021, we received approval from the High Court of Ireland to complete a reduction in share premium to create distributable profits of $34.0 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under Irish law. As of December 31, 2021 and December 31, 2020, we had distributable profits in excess of $32.7 billion and $0.2 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of December 31, 2021, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit. The $1.0 billion credit facility was entered into on September 28, 2021 and replaced the $900 million credit facility, which was scheduled to mature on February 2, 2022.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At December 31, 2021, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2021.
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
The major rating agencies’ ratings of our debt at February 18, 2022 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Guarantees in Connection with the Sale of the Divested Business
In connection with the sale of the Divested Business, we guaranteed future operating lease commitments related to certain facilities assumed by the Buyer. We are obligated to perform under the guarantees if the Divested Business defaults on the leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2021, the undiscounted maximum potential future payments under the lease guarantee were $40 million, with an estimated fair value of $5 million. No cash payments were made in connection to the lease commitments during the year ended December 31, 2021.
Additionally, we are subject to performance guarantee requirements under certain client arrangements that were assumed by the Buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, we would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2021, the undiscounted maximum potential future payments under the performance guarantees were $52 million, with an estimated fair value of less than $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2021.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of an LOC. We had total LOCs outstanding of approximately $75 million at December 31, 2021, compared to $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $153 million at December 31, 2021, compared to $113 million at December 31, 2020.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2021 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. Refer to Note 8 “Lease Commitments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the ERISA and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions. Refer to Note 11 “Employee Benefits” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
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
Guarantee of Registered Securities
In connection with the Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
After the Reorganization, newly issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

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

After the Reorganization, newly issued and outstanding debt securities by Aon Global Limited are guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation, and include the following (collectively, the “Aon Global Limited Notes”):

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
2.60% Senior Notes due December 2031
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
Adjustments are made to the tables to eliminate intercompany balances and transactions between the Obligor group. Intercompany balances and transactions between the Obligor group and non-guarantor subsidiaries are presented as separate line items within the summarized financial information. These balances are presented on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. No balances or transactions of non-guarantor subsidiaries are presented in the summarized financial information, including investments of the Obligor group in non-guarantor subsidiaries. Summarized Statement of Income information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Income Information
Year Ended December 31, 2021
Revenue	$—
Operating loss	$(1,156)
Expense from non-guarantor subsidiaries before income taxes	$(778)
Net loss	$(2,120)
Net loss attributable to Aon shareholders	$(2,120)

Summarized Statement of Financial Position information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Financial Position Information
As of December 31, 2021
Receivables due from non-guarantor subsidiaries	$1,646
Other current assets	57
Total current assets	$1,703

Non-current receivables due from non-guarantor subsidiaries	$498
Other non-current assets	882
Total non-current assets	$1,380

Payables to non-guarantor subsidiaries	$13,509
Other current liabilities	2,013
Total current liabilities	$15,522

Non-current payables to non-guarantor subsidiaries	$7,139
Other non-current liabilities	9,512
Total non-current liabilities	$16,651

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
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly, over the term of the arrangement in installments based on deposit or minimum premiums for most treaty reinsurance arrangements.
Health Solutions includes consulting and brokerage, Human Capital, and voluntary benefits and enrollment solutions. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. For Human Capital, revenue is recognized over time or at a point in time upon completion of the services. For arrangements recognized over time, revenue is based on a measure of progress that depicts the transfer of control of the services to the customer utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed. Revenue from voluntary benefits and enrollment solutions arrangements are typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Wealth Solutions includes retirement consulting, pension administration and investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands, and Canada, which are closed to new entrants. We have ceased crediting future benefits relating to salary and services for our U.S., U.K., Netherlands, and Canada plans to the extent statutorily permitted.
The service cost component of net periodic benefit cost is reported in Compensation and benefits and all other components are reported in Other income. We used a full-yield curve approach in the estimation of the service and interest cost components of net periodic pension and postretirement benefit cost for our major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

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
As of December 31, 2021, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or PBO. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our accumulated other comprehensive loss, the number of years over which we are amortizing the loss, and the estimated 2022 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Accumulated other comprehensive loss	$1,255	$1,551	$483
Amortization period	7 - 26	6 - 23	11 - 35
Estimated 2022 amortization of loss	$34	$67	$14
The U.S. had no unrecognized prior service cost (credit) at December 31, 2021. The unrecognized prior service cost (credit) at December 31, 2021 was $40 million, and $(6) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2021, the market-related value of assets was $2.2 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2021, the fair value of plan assets was $2.4 billion. Our non-U.S. plans use fair value to determine expected return on assets.
Rate of Return on Plan Assets and Asset Allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2021:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	2.34%	2.03 - 5.28%	1.80 - 3.15%
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
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our PBO at December 31, 2021 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 BPS Change in Discount Rate
	Increase	Decrease
U.K. plans	$(201)	$219
U.S. plans	$(89)	$93
Other plans	$(64)	$69
(1)Increases to the PBO reflect increases to our pension obligations, while decreases in the PBO are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the PBO.
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our estimated 2022 pension expense (in millions):

	25 BPS Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(1)	$1
U.S. plans	$2	$(2)
Other plans	$1	$(1)
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our long-term rate of return on plan assets would have on our estimated 2022 pension expense (in millions):

	25 BPS Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(15)	$15
U.S. plans	$(5)	$5
Other plans	$(4)	$4
The net unfunded pension balance has continued to improve in 2021, reflecting continued progress in reducing the funded status at risk. As a result, the potential impact of a hypothetical adverse change in discount rates and return seeking asset exposures would have a less significant impact as compared to prior years. A hypothetical discount rates decrease of 1% and return seeking assets decline of 10% would have resulted in expected balance sheet deterioration at 2021 of approximately $235 million, as compared to approximately $410 million in 2019, an improvement of approximately $175 million. This is largely due to greater amounts of liability matching assets and de-risking actions.
Estimated Future Contributions
We estimate cash contributions of approximately $74 million to our pension plans in 2022 as compared with cash contributions of $87 million in 2021.
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
In determining the fair value of our reporting units, we use a DCF model based on our most current forecasts. We discount the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry.
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
Share-Based Payments
Share-based compensation expense is measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. For purposes of measuring share-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2021, 2020, or 2019. We also estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Restricted Share Units
RSUs are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable.
Performance Share Awards
PSAs are performance-based awards for which vesting is dependent on the achievement of certain objectives. Such objectives may be made on a personal, group or company level. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.
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

The largest plan is the LPP, which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2019 to 2021 performance period ended on December 31, 2021, the 2018 to 2020 performance period ended on December 31, 2020, and the 2017 to 2019 performance period ended on December 31, 2019. The LPP currently has two open performance periods: 2020 to 2022 and 2021 to 2023. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would not have increased our 2021 expense, while a 10% downward adjustment would have decreased our expense by approximately $7.6 million.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2021, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2022 and 2023. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $48 million and $10 million at December 31, 2022 and 2023, respectively.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current year exchange rates, diluted earnings per share would have a favorable $0.17 impact during the year ended December 31, 2021. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.23 impact during the year ended December 31, 2021 if we were to translate prior year results at current quarter exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 BPS would cause a decrease, net of derivative positions, of $64 million to each of 2022 and 2023 pretax income. A corresponding increase in the year-end yield curve of 100 BPS would cause an increase, net of derivative positions, of $64 million to each of 2022 and 2023 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $9.2 billion and $8.8 billion as of December 31, 2021 and December 31, 2020, respectively. The fair value was greater than the carrying value by $0.9 billion at December 31, 2021, and $1.4 billion greater than the carrying value at December 31, 2020. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 8% or an increase of 9%, respectively, at December 31, 2021.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Aon plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial position of Aon plc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had net deferred tax assets of $365 million at December 31, 2021. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Conclusions on the realizability of certain net deferred tax assets involve significant management judgement including assumptions and estimates related to the amount and timing of future taxable income. Auditing the deferred tax asset calculation and the related forecast of future taxable income was especially challenging as it involved a high degree of auditor judgement around management’s assumptions and estimates.

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

Chicago, Illinois
February 18, 2022

Aon plc
Consolidated Statements of Income

	Years Ended December 31
(millions, except per share data)	2021	2020	2019
Revenue
Total revenue	$12,193	$11,066	$11,013
Expenses
Compensation and benefits	6,738	5,905	6,054
Information technology	477	444	494
Premises	327	291	339
Depreciation of fixed assets	179	167	172
Amortization and impairment of intangible assets	147	246	392
Other general expense	2,235	1,232	1,393
Total operating expenses	10,103	8,285	8,844
Operating income	2,090	2,781	2,169
Interest income	11	6	8
Interest expense	(322)	(334)	(307)
Other income	152	13	—
Income before income taxes	1,931	2,466	1,870
Income tax expense	623	448	297
Net income	1,308	2,018	1,573
Less: Net income attributable to noncontrolling interests	53	49	41
Net income attributable to Aon shareholders	$1,255	$1,969	$1,532

Basic net income per share attributable to Aon shareholders	$5.59	$8.49	$6.42
Diluted net income per share attributable to Aon shareholders	$5.55	$8.45	$6.37
Weighted average ordinary shares outstanding - basic	224.7	231.9	238.6
Weighted average ordinary shares outstanding - diluted	226.1	233.1	240.6
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2021	2020	2019
Net income	$1,308	$2,018	$1,573
Less: Net income attributable to noncontrolling interests	53	49	41
Net income attributable to Aon shareholders	1,255	1,969	1,532
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	1	13	3
Foreign currency translation adjustments	(289)	263	14
Postretirement benefit obligation	277	(101)	(141)
Total other comprehensive income (loss)	(11)	175	(124)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	3	—
Total other comprehensive income (loss) attributable to Aon shareholders	(10)	172	(124)
Comprehensive income attributable to Aon shareholders	$1,245	$2,141	$1,408
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at December 31, 2018	240.1	$5,967	$2,093	$(3,909)	$68	$4,219
Net income	—	—	1,532	—	41	1,573
Shares issued — employee stock compensation plans	2.5	(130)	(1)	—	—	(131)
Shares purchased	(10.5)	—	(1,960)	—	—	(1,960)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.72 per share)	—	—	(410)	—	—	(410)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	14	—	14
Net postretirement benefit obligation	—	—	—	(141)	—	(141)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(35)	(35)
Balance at December 31, 2019	232.1	6,154	1,254	(4,033)	74	3,449
Adoption of new accounting guidance	—	—	(6)	—	—	(6)
Balance at January 1, 2020	232.1	6,154	1,248	(4,033)	74	3,443
Net income	—	—	1,969	—	49	2,018
Shares issued — employee stock compensation plans	1.9	(154)	—	—	—	(154)
Shares purchased	(8.5)	—	(1,763)	—	—	(1,763)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.78 per share)	—	—	(412)	—	—	(412)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	260	3	263
Net postretirement benefit obligation	—	—	—	(101)	—	(101)
Net purchases of shares from noncontrolling interests	—	(3)	—	—	(6)	(9)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(32)	(32)
Balance at December 31, 2020	225.5	6,314	1,042	(3,861)	88	3,583
Net income	—	—	1,255	—	53	1,308
Shares issued — employee stock compensation plans	1.7	(129)	(1)	—	—	(130)
Shares purchased	(12.4)	—	(3,543)	—	—	(3,543)
Share-based compensation expense	—	449	—	—	—	449
Dividends to shareholders ($1.99 per share)	—	—	(447)	—	—	(447)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(288)	(1)	(289)
Net postretirement benefit obligation	—	—	—	277	—	277
Net purchases of shares from noncontrolling interests	—	(8)	—	—	(5)	(13)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(38)	(38)
Balance at December 31, 2021	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2021	2020
Assets
Current assets
Cash and cash equivalents	$544	$884
Short-term investments	292	308
Receivables, net	3,094	3,070
Fiduciary assets	14,386	13,798
Other current assets	716	624
Total current assets	19,032	18,684
Goodwill	8,434	8,666
Intangible assets, net	492	640
Fixed assets, net	529	599
Operating lease right-of-use assets	786	911
Deferred tax assets	766	724
Prepaid pension	1,366	1,280
Other non-current assets	512	610
Total assets	$31,917	$32,114

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,192	$2,016
Short-term debt and current portion of long-term debt	1,164	448
Fiduciary liabilities	14,386	13,798
Other current liabilities	1,331	1,171
Total current liabilities	19,073	17,433
Long-term debt	8,228	7,281
Non-current operating lease liabilities	772	897
Deferred tax liabilities	401	262
Pension, other postretirement, and postemployment liabilities	1,375	1,763
Other non-current liabilities	910	895
Total liabilities	30,759	28,531

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2021 - 214.8; 2020 - 225.5)	2	2
Additional paid-in capital	6,624	6,312
Retained earnings (accumulated deficit)	(1,694)	1,042
Accumulated other comprehensive loss	(3,871)	(3,861)
Total Aon shareholders' equity	1,061	3,495
Noncontrolling interests	97	88
Total equity	1,158	3,583
Total liabilities and equity	$31,917	$32,114
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years Ended December 31
(millions)	2021	2020 (As Revised)	2019 (As Revised)
Cash flows from operating activities
Net income	$1,308	$2,018	$1,573
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses and investments	(142)	(25)	(13)
Depreciation of fixed assets	179	167	172
Amortization and impairment of intangible assets	147	246	392
Share-based compensation expense	449	312	317
Deferred income taxes	11	9	(36)
Change in assets and liabilities:
Receivables, net	(119)	108	(371)
Accounts payable and accrued liabilities	264	186	(28)
Current income taxes	200	(17)	(20)
Pension, other postretirement and postemployment liabilities	(119)	(141)	(156)
Other assets and liabilities	4	(80)	5
Cash provided by operating activities	2,182	2,783	1,835
Cash flows from investing activities
Proceeds from investments	58	64	61
Payments for investments	(91)	(97)	(113)
Net sales (purchases) of short-term investments - non fiduciary	15	(167)	35
Acquisition of businesses, net of cash and funds held on behalf of clients	(14)	(368)	(39)
Sale of businesses, net of cash and funds held on behalf of clients	218	30	52
Capital expenditures	(137)	(141)	(225)
Cash provided by (used for) investing activities	49	(679)	(229)
Cash flows from financing activities
Share repurchase	(3,543)	(1,763)	(1,960)
Issuance of shares for employee benefit plans	(130)	(149)	(131)
Issuance of debt	5,973	4,153	6,052
Repayment of debt	(4,220)	(3,882)	(4,941)
Increase in fiduciary liabilities, net of fiduciary receivables	568	316	1,246
Cash dividends to shareholders	(447)	(412)	(410)
Noncontrolling interests and other financing activities	(125)	(35)	(103)
Cash used for financing activities	(1,924)	(1,772)	(247)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(235)	297	63
Net increase in cash and cash equivalents and funds held on behalf of clients	72	629	1,422
Cash and cash equivalents and funds held on behalf of clients at beginning of year	6,573	5,944	4,522
Cash and cash equivalents and funds held on behalf of clients at end of year	$6,645	$6,573	$5,944
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$544	$884	$790
Funds held on behalf of clients	6,101	5,689	5,154
Total cash and cash equivalents and funds held on behalf of clients	$6,645	$6,573	$5,944
Supplemental disclosures:
Interest paid	$328	$326	$289
Income taxes paid, net of refunds	$412	$455	$353
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
Reclassification
Certain amounts in the prior year's Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. For the years ended December 31, 2020 and December 31, 2019, there was $1 million of income and $1 million of loss, respectively, including the related tax effect, from discontinued operations recognized in Net Income from discontinued operations in the Consolidated Statements of Income and Consolidated Statements of Cash Flows. These amounts are now included in Other income in the Consolidated Statements of Income and Other assets and liabilities in the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019. There was no impact to the effective tax rate on Net income or earnings per share in either period.
Additionally, for the years ended December 31, 2020 and December 31, 2019, a cash outflow of $127 million and a cash inflow of $3 million, respectively, was classified as an adjustment to Net income from Restructuring reserves in the Consolidated Statements of Cash Flows. These amounts are now included in Other assets and liabilities in the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019. There was no impact on Cash provided by operating activities.
Disaggregation of Revenue
In 2021, the Company announced steps to further accelerate its Aon United strategy, which now includes four solution lines: Commercial Risk Solutions, Reinsurance Solutions, Health Solutions, and Wealth Solutions. Disaggregation of revenue by the new solution line’s structure is reflected in Note 3 “Revenue from Contracts with Customers”, where prior period amounts have been reclassified to conform to the current periods’ presentation. The changes in the solution line structure affect only the manner in which the Company's revenue results for the Company’s principal service lines were previously reported and have no impact on the Company's previously reported Consolidated Financial Statements, results of operations, or total organic revenue growth. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the changes in the presentation of our principal service line reporting. The Company continues to operate as one segment that includes all of the Company’s operations, refer to Note 16 “Segment Information” for further information.
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
Revision of Previously Issued Financial Statements
During the fourth quarter of 2021, the Company identified and corrected an immaterial presentation error related to funds held on behalf of clients in the Consolidated Statements of Cash Flows.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 “Materiality” and 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, the Company concluded that these errors were immaterial, individually and in the aggregate, to the Consolidated Statements of Cash Flows as presented in the Company’s quarterly and annual financial statements previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. There was no impact to the Consolidated Statements of Income, Statements of Comprehensive Income, Statements of Financial Position, or Statements of Shareholders’ Equity for any period presented.
In preparing the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2021, the Company made appropriate revisions to its Consolidated Statements of Cash Flows for historical periods. Such changes are reflected for the years ended December 31, 2020 and 2019, included in these financial statements, and will also be reflected in the historical periods included in the Company’s subsequent quarterly and annual consolidated financial statements.
The impact to the Consolidated Statements of Cash Flows previously filed in Annual Reports on Form 10-K is as follows (in millions):

	Year Ended December 31, 2020			Year Ended December 31, 2019
	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised
Cash provided by operating activities	$2,783	$—	$2,783	$1,835	$—	$1,835
Cash used for investing activities	(679)	—	(679)	(229)	—	(229)
Cash provided by (used for) financing activities	(2,088)	316	(1,772)	(1,493)	1,246	(247)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	78	219	297	21	42	63
Net increase in cash and cash equivalents and funds held on behalf of clients	94	535	629	134	1,288	1,422
Cash and cash equivalents and funds held on behalf of clients at beginning of year	790	5,154	5,944	656	3,866	4,522
Cash and cash equivalents and funds held on behalf of clients at end of year	$884	$5,689	$6,573	$790	$5,154	$5,944
The impact to the Consolidated Statements of Cash Flows previously filed in unaudited Quarterly Reports on Form 10-Q is as follows (in millions):

	Three Months Ended March 31, 2021			Six Months Ended June 30, 2021			Nine Months Ended September 30, 2021
	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised	As Reported	Effect of Change	As Revised
Cash provided by operating activities	$561	$—	$561	$1,345	$—	$1,345	$1,251	$—	$1,251
Cash provided by (used for) investing activities	102	—	102	(27)	—	(27)	(116)	—	(116)
Cash provided by (used for) financing activities	(709)	28	(681)	(1,122)	386	(736)	(1,380)	786	(594)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(16)	(18)	(34)	11	18	29	(30)	(63)	(93)
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	(62)	10	(52)	207	404	611	(275)	723	448
Cash and cash equivalents and funds held on behalf of clients at beginning of year	884	5,689	6,573	884	5,689	6,573	884	5,689	6,573
Cash and cash equivalents and funds held on behalf of clients at end of year	$822	$5,699	$6,521	$1,091	$6,093	$7,184	$609	$6,412	$7,021
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
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly, over the term of the arrangement in installments based on deposit or minimum premiums for most treaty reinsurance arrangements.
Health Solutions includes consulting and brokerage, Human Capital, and voluntary benefits and enrollment solutions. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements is typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Wealth Solutions includes retirement consulting and pension administration, as well as investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Share-based Compensation Expense
Share-based payments to employees, including grants of RSUs and PSAs, are measured based on grant date fair value. For purposes of measuring share-based compensation expense, the Company considered whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2021, 2020, or 2019. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
Pension and Other Postretirement Benefits
The Company records net periodic cost relating to its pension and other postretirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen as reflected in Other income within the Consolidated Statements of Income. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company’s Consolidated Statements of Financial Position using a December 31 measurement date.
Earnings per Share
Basic earnings per share is computed by dividing net income available to ordinary shareholders by the weighted-average number of ordinary shares outstanding, including participating securities, which consist of unvested share awards with non-forfeitable rights to dividends. Diluted earnings per share is computed by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding, which have been adjusted for the dilutive effect of potentially issuable ordinary shares, including certain contingently issuable shares. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method.
Potentially issuable shares are not included in the computation of diluted earnings per share if their inclusion would be antidilutive.
Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At December 31, 2021, Cash and cash equivalents and Short-term investments totaled $836 million compared to $1,192 million at December 31, 2020, a decrease of $356 million. Of the total balance, $160 million and $102 million was restricted as to its use at December 31, 2021 and 2020, respectively. Included within Short-term investments as of December 31, 2021 and 2020 balances, respectively, were £84.3 million ($112.8 million at December 31, 2021 exchanges rates) and £44.4 million ($60.2 million at December 31, 2020 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator. During 2021, following discussions with the FCA, and to take into consideration the potential future effects from market volatility due to COVID-19, the Company changed the basis of calculating its liquidity requirement and increased the amount of funds held by £34.3 million ($45.9 million at December 31, 2021 exchange rates).
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
Funds held on behalf of clients represent fiduciary assets held by Aon for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $6.1 billion and $5.7 billion at December 31, 2021 and 2020, respectively. Fiduciary receivables were $8.3 billion and $8.1 billion at December 31, 2021 and 2020, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $90 million and $98 million at December 31, 2021 and 2020, respectively.
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

We classify our intangible assets acquired as either tradenames, customer-related and contract-based, or technology and other. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Estimated Useful Life
Customer-related and contract-based	In line with underlying cash flows	7 to 20 years
Technology and other	Straight-line	5 to 7 years
Tradenames	Straight-line	1 to 3 years
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
For a derivative designated as a fair value hedging instrument, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the change in fair value of a hedging instrument is recognized in Accumulated Other Comprehensive Income and subsequently reclassified to earnings in the same period the hedged item impacts earnings. For a net investment hedge, the change in fair value of the hedging instrument is recognized in Accumulate Other Comprehensive Income as part of the cumulative translation adjustment.
Changes in the fair value of a derivative that is not designated as part of a hedging relationship (commonly referred to as an “economic hedge”) are recorded in Other income in the Consolidated Statements of Income in the period of change.
The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedging relationship.
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in Net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity. Further, gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency of that entity are included in Other income within the Consolidated Statements of Income.
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
Leases
The Company leases office facilities, equipment, and automobiles under operating and finance leases. The Company’s lease obligations are primarily for the use of office facilities. The Company evaluates if a leasing arrangement exists upon inception of a contract. A contract contains a lease if the contract conveys the right to control the use of identified tangible assets for a period of time in exchange for consideration. Identified property, plant, or equipment may include a physically distinct portion of a larger asset, or a portion of an asset that represents substantially all of the capacity of the asset but is not physically distinct. The Company assesses whether a contract implicitly contains the right to control the use of a tangible asset that is not already owned. In addition, the Company subleases certain real estate properties to third parties, which are classified as operating leases.
The Company’s leases expire at various dates and may contain renewal, expansion or termination options. The exercise of lease renewal and expansion options are typically at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
ROU assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. The Company has elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease components from lease components and instead account for consideration received in a contract as a single lease component.
The Company made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less in the Consolidated Statements of Financial Position. However, the Company recognized these lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. The Company chose to apply this accounting policy across all classes of underlying assets.
A portion of the Company’s lease agreements include variable lease payments that are not recorded in the initial measurement of the lease liability and ROU asset balances. For real estate arrangements, base rental payments may be escalated according to annual changes in the CPI or other indices. The escalated rental payments based on the estimated CPI at the lease commencement date are included within minimum rental payments; however, changes in CPI are considered variable in nature and are recognized as variable lease costs in the period in which the obligation is incurred. Additionally, real estate lease agreements may include other variable payments related to operating expenses charged by the landlord based on actual expenditures. Information technology equipment agreements may include variable payments based on usage of the equipment. These expenses are also recognized as variable lease costs in the period in which the expense is incurred.
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
Operating leases are included in Operating lease ROU assets, Other current liabilities, and Non-current operating lease liabilities in the Consolidated Statements of Financial Position. Finance leases are included in Other non-current assets, Other current liabilities, and Other non-current liabilities in the Consolidated Statements of Financial Position.

Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the VIE model to the entity, otherwise, the entity is evaluated under the voting interest model. Where Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. The Company does not consolidate the VIEs and Aon’s interest in VIEs as of December 31, 2021 was insignificant. Aon holds a controlling financial interest in entities that are not VIEs where it, directly or indirectly, holds more than 50% of the voting rights or where it exercises control through substantive participating rights or as a general partner.
New Accounting Pronouncements
Adoption of New Accounting Standards
Contract Assets and Contract Liabilities Acquired in a Business Combination
In October 2021, FASB issued new accounting guidance related to the accounting for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency. The new guidance requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with the current accounting standard on revenue from contracts with customers, ASC 606. The new guidance is effective for Aon in the first quarter of 2023, with early adoption permitted. The Company elected to early adopt this guidance in the fourth quarter of 2021. The Company adopted the new guidance on a prospective basis while applying the amendments to all business combinations that occurred during 2021 as required by the new guidance. The early adoption of the new guidance did not have a material impact on the Consolidated Financial Statements.
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions). Prior year amounts from the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation. Refer to Note 1 “Basis of Presentation” for further information regarding the changes to the Company’s principal service lines.

	Years Ended December 31
	2021	2020	2019
Commercial Risk Solutions	$6,635	$5,861	$5,857
Reinsurance Solutions	1,997	1,814	1,686
Health Solutions	2,154	2,067	2,104
Wealth Solutions	1,426	1,341	1,380
Elimination	(19)	(17)	(14)
Total revenue	$12,193	$11,066	$11,013
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years Ended December 31
	2021	2020	2019
U.S.	$5,459	$5,032	$5,016
Americas other than U.S.	1,027	911	919
U.K.	1,681	1,579	1,502
Ireland	127	84	75
Europe, Middle East, & Africa other than U.K. and Ireland	2,565	2,236	2,263
Asia Pacific	1,334	1,224	1,238
Total revenue	$12,193	$11,066	$11,013

Contract Costs
Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2021	2020
Balance at beginning of period	$339	$335
Additions	1,504	1,360
Amortization	(1,478)	(1,360)
Impairment	—	—
Foreign currency translation and other	(4)	4
Balance at end of period	$361	$339
Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2021	2020
Balance at beginning of period	$184	$171
Additions	59	61
Amortization	(48)	(47)
Impairment	—	—
Foreign currency translation and other	(16)	(1)
Balance at end of period	$179	$184

4.    Other Financial Data
Consolidated Statements of Income Information
Other Income
The components of Other income are as follows (in millions):

	Years Ended December 31
	2021	2020	2019
Foreign currency remeasurement	$26	$(12)	$9
Gain from disposals of business	142	25	13
Pension and other postretirement	21	13	9
Equity earnings	8	4	4
Extinguishment of debt	—	(7)	—
Financial instruments	(45)	(10)	(35)
Total	$152	$13	$—

Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2021	2020	2019
Balance at beginning of period	$98	$70	$62
Adoption of new accounting guidance (1)	—	7	—
Adjusted balance at beginning of period	98	77	62
Provision	26	29	27
Accounts written off, net of recoveries	(37)	(6)	(19)
Foreign currency translation and other	3	(2)	—
Balance at end of period	$90	$98	$70
(1) The adoption of the new accounting standard on the measurement of credit losses on January 1, 2020 resulted in addition to the Allowance for doubtful accounts of $7 million. After tax impacts, this resulted in a $6 million decrease to Retained earnings. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” for further information.
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2021	2020
Costs to fulfill contracts with customers(1)	$361	$339
Taxes receivable	53	95
Prepaid expenses	137	111
Other	165	79
Total	$716	$624
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2021	2020
Software	$797	$808
Leasehold improvements	425	375
Computer equipment	268	249
Furniture, fixtures and equipment	279	246
Construction in progress	45	155
Other	33	34
Fixed assets, gross	1,847	1,867
Less: Accumulated depreciation	1,318	1,268
Fixed assets, net	$529	$599
Depreciation expense, which includes software amortization, was $179 million, $167 million, and $172 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Other Non-current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2021	2020
Costs to obtain contracts with customers (1)	$179	$184
Investments	64	74
Leases (2)	63	89
Taxes receivable	95	125
Other	111	138
Total	$512	$610
(1)    Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2) Refer to Note 8 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2021	2020
Deferred revenue (1)	$321	$296
Taxes payable	149	80
Leases (2)	213	234
Other	648	561
Total	$1,331	$1,171
(1)$553 million and $454 million was recognized in the Consolidated Statements of Income during the years ended December 31, 2021 and December 31, 2020, respectively.
(2)Refer to Note 8 “Lease Commitments” for further information.
Other Non-current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2021	2020
Taxes payable (1)	$609	$561
Leases (2)	46	65
Compensation and benefits	58	53
Deferred revenue	70	76
Other	127	140
Total	$910	$895
(1)Includes $145 million for the non-current portion of the transition tax as of December 31, 2021 and December 31, 2020. Refer to Note 9 “Income Taxes” for further information on the transition tax.
(2)Refer to Note 8 “Lease Commitments” for further information.

5.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed two acquisitions during the year ended December 31, 2021 and six acquisitions during the year ended December 31, 2020. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Year Ended December 31, 2021
Consideration transferred
Cash	$27
Deferred, contingent, and other consideration	17
Aggregate consideration transferred	$44

Assets acquired
Goodwill	17
Other intangible assets	13
Other assets (1)	26
Total assets acquired	56
Liabilities assumed
Total liabilities assumed	12
Net assets acquired	$44
(1)     In the year ended December 31, 2021, cash and cash equivalents of $12 million and funds held on behalf of client of $1 million were acquired.
Intangible assets acquired include customer-related and contract-based assets. The intangible assets acquired as part of business acquisitions in 2021 had a weighted average useful economic life of 9 years. Acquisition related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2021 were insignificant.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2021 Acquisitions
On December 22, 2021, the Company completed the transaction to acquire 100% share capital of For Welfare S.r.l, a company focused on bancassurance programs in Italy.
On September 1, 2021, the Company completed the transaction to acquire 51% of Aon India Insurance Brokers Limited (formerly known as Anviti Insurance Brokers Private Limited). Prior to the acquisition date, the Company accounted for its 49% interest in Anviti as an equity-method investment. The acquisition-date fair value of the previous equity interest was $15 million and is included in the measurement of consideration transferred. There was no significant impact as a result of remeasuring the carrying value of the Company’s prior equity interest in Anviti held before the business combination.
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
Completed Dispositions
The Company completed six dispositions during the year ended December 31, 2021, including the sale of Aon’s Retiree Health ExchangeTM business. The Company completed one disposition during the year ended December 31, 2020 and eight dispositions during the year ended December 31, 2019.
The pretax gains recognized related to dispositions were $142 million, $25 million, and $13 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively. Gains recognized as a result of a disposition are included in Other income in the Consolidated Statements of Income. The pretax losses recognized in the Consolidated Statements of Income related to these dispositions were insignificant for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively.
Other Significant Activity
On March 9, 2020, Aon and WTW, an Irish public limited company, entered into a business combination agreement (the “Business Combination Agreement”) with respect to a combination of the parties (the “Combination”). On July 26, 2021, Aon and WTW mutually agreed to terminate the Business Combination Agreement, (the “Termination Agreement”). Aon Corporation paid a $1 billion termination fee pursuant to the Termination Agreement. Refer to “Termination of Business Combination Agreement” within Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
6.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2021 and 2020, respectively, are as follows (in millions):

Balance as of January 1, 2020	$8,165
Goodwill related to current year acquisitions	314
Goodwill related to disposals	(3)
Foreign currency translation and other	190
Balance as of December 31, 2020	$8,666
Goodwill related to current year acquisitions	17
Goodwill related to disposals	(37)
Foreign currency translation and other	(212)
Balance as of December 31, 2021	$8,434
Other intangible assets by asset class are as follows (in millions):

As of December 31	2021			2020
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,289	$1,848	$441	$2,337	$1,775	$562
Technology and other	407	357	50	435	358	77
Tradenames (1)	14	13	1	14	13	1
Total	$2,710	$2,218	$492	$2,786	$2,146	$640
(1)In 2020, Aon wrote off $1.0 billion of fully amortized tradenames, including the Hewitt and Benfield tradenames. The company no longer expects to receive economic benefits from these tradenames.
Amortization expense and impairment charges from finite lived intangible assets were $147 million, $246 million, and $392 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The estimated future amortization for finite-lived intangible assets as of December 31, 2021 is as follows (in millions):

Estimated Future Amortization
For the years ended
2022	$100
2023	89
2024	72
2025	59
2026	37
Thereafter	135
Total	$492
7.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2021	2020
Commercial paper	$665	$—
2.80% Senior Notes due March 2021 (1)	—	400
2.20% Senior Notes due November 2022 (2)	499	498
4.00% Senior Notes due November 2023	349	349
3.50% Senior Notes due June 2024	598	597
3.875% Senior Notes due December 2025	748	747
2.875% Senior Notes due May 2026 (EUR 500M)	563	606
8.205% Junior Subordinated Notes due January 2027	521	521
4.50% Senior Notes due December 2028	347	347
3.75% Senior Notes due May 2029	745	744
2.80% Senior Notes due May 2030	993	992
2.05% Senior Notes due August 2031	396	—
2.60% Senior Notes due December 2031	496	—
6.25% Senior Notes due September 2040	296	296
4.25% Senior Notes due December 2042	201	200
4.45% Senior Notes due May 2043	247	247
4.60% Senior Notes due June 2044	544	544
4.75% Senior Notes due May 2045	593	593
2.90% Senior Notes due August 2051	591	—
Other	—	48
Total debt	9,392	7,729
Less: Short-term debt and current portion of long-term debt	1,164	448
Total long-term debt	$8,228	$7,281
(1)The 2.80% Senior Notes due March 2021 were repaid in full on February 16, 2021.
(2)The 2.20% Senior Notes due November 2021 were reclassified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as of December 31, 2021.
Notes
On December 2, 2021, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company incorporated under the laws of England and Wales, both wholly owned subsidiaries of the company, co-issued $500 million aggregate principal amount of 2.60% Senior Notes set to mature on December 2, 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.

On August 23, 2021, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $400 million 2.05% Senior Notes due August 2031 and $600 million of 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds of the offering for general corporate purposes.
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
On May 12, 2020, Aon Corporation issued $1 billion 2.80% Senior Notes due May 2030. Aon Corporation used a portion of the net proceeds on June 30, 2020 to repay its outstanding 5.00% Senior Notes, which were set to mature on September 30, 2020. The Company used the remainder to repay other borrowings and for general corporate purposes.
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, and Aon Global Holding plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation. All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. Refer to “Guarantee of Registered Securities” within Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding guarantees of outstanding debt securities. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2021.
Repayments of total debt as of December 31, 2021 are as follows (in millions):

2022	$1,165
2023	350
2024	600
2025	750
2026	566
Thereafter	6,077
Total Repayments	9,508
Unamortized discounts, premiums, and debt issuance costs	(116)
Total Debt	$9,392
Revolving Credit Facilities
As of December 31, 2021, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit. The $1.0 billion credit facility was entered into on September 28, 2021 and replaced the $900 million credit facility, which was scheduled to mature on February 2, 2022.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2021, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2021.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to

$1 billion under the U.S. Program and €625 million under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.75 billion at December 31, 2021. The aggregate capacity of the U.S. Program was increased in the fourth quarter of 2021 from $900 million to $1 billion. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Approximately $400 million of the Termination Fee (as defined in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) was paid on July 27, 2021 using proceeds of commercial paper issued by Aon Corporation under the U.S. Program, where the aggregate principal was raised on July 26, 2021.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2021	2020
Commercial paper outstanding	$665	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2021	2020
Weighted average commercial paper outstanding	$273	$343
Weighted average interest rate of commercial paper outstanding	0.01%	1.47%
8.    Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statements of Financial Position are as follows (in millions):

As of December 31		2021	2020
Assets
Operating lease assets	Operating lease right-of-use assets	$786	$911
Finance lease assets	Other non-current assets	63	89
Total lease assets		$849	$1,000

Liabilities
Current lease liabilities
Operating	Other current liabilities	$194	$204
Finance	Other current liabilities	19	30
Non-current lease liabilities
Operating	Non-current operating lease liabilities	772	897
Finance	Other non-current liabilities	46	65
Total lease liabilities		$1,031	$1,196

The components of lease costs are as follows (in millions):

	Years Ended December 31
	2021	2020
Operating lease cost	$217	$221
Finance lease costs
Amortization of leased assets	26	25
Interest on lease liabilities	1	3
Variable lease cost	49	48
Short-term lease cost (1)	11	10
Sublease income	(31)	(32)
Net lease cost	$273	$275
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.
Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2021	2020
Weighted average remaining lease term (years)
Operating leases	6.9	7.4
Finance leases	3.6	4.2
Weighted average discount rate
Operating leases	2.8%	2.9%
Finance leases	1.0%	1.0%
Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$244	$236
Financing cash flows for finance leases	$23	$12
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$44	$146
ROU assets obtained in exchange for new finance lease liabilities	$—	$13
Operating lease ROU asset expense (1)	$142	$178
Changes in Non-current operating lease liabilities (1)	$(125)	$(47)
(1)The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in Cash flows from operations within the Consolidated Statements of Cash Flows.
Maturity analysis of operating and finance leases as of December 31, 2021 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2022	$207	$26	$233
2023	175	20	195
2024	144	18	162
2025	121	10	131
2026	110	—	110
Thereafter	299	—	299
Total undiscounted future minimum lease payments	1,056	74	1,130
Less: Imputed interest	(90)	(9)	(99)
Present value of lease liabilities	$966	$65	$1,031

9.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

	Years Ended December 31
	2021	2020	2019
Income (loss) before income taxes:
Ireland	$15	$(86)	$200
U.K.	549	634	228
U.S.	(818)	(28)	(220)
Other	2,185	1,946	1,662
Total	$1,931	$2,466	$1,870
Income tax expense:
Current:
Ireland	$2	$2	$1
U.K.	50	30	20
U.S. federal	197	126	22
U.S. state and local	72	22	41
Other	291	259	249
Total current tax expense	$612	$439	$333
Deferred tax expense (benefit):
Ireland	$(1)	$(1)	$(1)
U.K.	131	39	35
U.S. federal	(83)	(72)	(20)
U.S. state and local	(30)	(4)	(27)
Other	(6)	47	(23)
Total deferred tax expense (benefit)	$11	$9	$(36)
Total income tax expense	$623	$448	$297
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as Ireland, U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. Due to the Reorganization, the 2021 and 2020 reconciliations are based on the Irish statutory corporate tax rate of 25.0%, while the 2019 reconciliation is based on the U.K. statutory corporate tax rate of 19.0%. The reconciliation to the provisions reflected in the Consolidated Financial Statements is as follows:

	Years Ended December 31
	2021	2020	2019
Statutory tax rate	25.0%	25.0%	19.0%
U.S. state income taxes, net of U.S. federal benefit	1.5	1.0	0.5
Taxes on international operations (1) (4)	(15.4)	(9.8)	(6.0)
Nondeductible expenses	3.3	2.1	1.6
Adjustments to prior year tax requirements	(0.2)	—	0.1
Deferred tax adjustments, including statutory rate changes	3.2	0.7	—
Deferred tax adjustments, international earnings	1.8	0.7	—
Adjustments to valuation allowances	(0.2)	—	1.8
Change in uncertain tax positions	2.1	1.5	2.2
Excess tax benefits related to shared based compensation (2)	(2.4)	(2.2)	(2.8)
U.S. Tax Reform impact (3)	—	—	(0.3)
Capital Losses	—	(1.8)	—
Non-deductible transaction costs	1.1	1.3	—
Non-deductible termination fee	12.9	—	—
Other — net	(0.4)	(0.3)	(0.2)
Effective tax rate	32.3%	18.2%	15.9%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0%, 25.0% and 19.0% at December 31, 2021, 2020, and 2019, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.
(3)The impact of the Tax Cuts and Jobs Act including adjustments to the Transition Tax.
(4)In July 2020, final U.S. tax regulations were issued regarding the GILTI high tax election, allowing taxpayers to exclude from GILTI the income of a Controlled Foreign Corporation that incurs a foreign tax rate more than 90% of the top U.S. corporate tax rate. A GILTI high tax election may be made on an annual basis, and taxpayers may choose to apply the election to taxable years beginning after December 31, 2017. The Company expects to make the GILTI high-tax election for 2021 and therefore recorded the impact of making the election.

The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2021	2020
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$581	$653
Lease liabilities	207	248
Employee benefit plans	160	312
Other accrued expenses	132	103
Accrued interest	97	—
Federal and state benefit of interest from uncertain tax positions (1)	45	37
Deferred revenue	36	36
Investment basis differences	25	28
Lease and service guarantees	1	2
Other	25	17
Total	1,309	1,436
Valuation allowance on deferred tax assets	(230)	(205)
Total	$1,079	$1,231
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(243)	$(291)
Lease right-of-use asset	(173)	(211)
Deferred costs	(159)	(141)
Unremitted earnings	(58)	(37)
Other accrued expenses	(27)	(22)
Unrealized foreign exchange gains	(22)	(26)
Other	(32)	(41)
Total	$(714)	$(769)
Net deferred tax asset	$365	$462
(1)The $37 million of Federal and state benefit of interest from uncertain tax positions as of December 31, 2020 was previously classified as Other.
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2021	2020
Deferred tax assets — non-current	766	724
Deferred tax liabilities — non-current	(401)	(262)
Net deferred tax asset	$365	$462
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss, capital loss, and interest carryforwards. Valuation allowances increased by $25 million as of December 31, 2021, when compared to December 31, 2020. The change is primarily attributable to the increase in the UK tax rate offset by the release of valuation allowances related to certain net operating and capital loss carryforwards.

The Company generally intends to limit distributions from foreign subsidiaries in excess of U.S. tax earnings and profits (except where distributions would be limited by available cash) and to limit repatriations from certain other jurisdictions that would otherwise generate a U.S. tax liability. As of December 31, 2021, the Company has accrued $58 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following carryforwards (in millions):

As of December 31	2021	2020
U.K.
Operating loss carryforwards	$41	$266
Capital loss carryforwards	$573	$577
Interest carryforwards	$—	$121

U.S.
Federal operating loss carryforwards	$25	$49
Federal capital loss carryforwards	$112	$112
Federal interest carryforwards	$1,140	$1,220

State operating loss carryforwards	$398	$378
State capital loss carryforwards	$123	$123
State interest carryforwards	$551	$573

Other Non-U.S.
Operating loss carryforwards	$301	$400
Capital loss carryforwards	$35	$42
Interest carryforwards	$26	$34
Other carryforwards	$5	$—
The U.K. operating losses, capital losses, and interest carryforward each have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2021 have various carryforward periods and will begin to expire in 2022. Federal and state capital losses can be carried forward until 2023. Federal and state interest carryforwards have indefinite carryforward periods. Operating, capital losses, and other carryforwards in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2022. The interest carryforwards in other non-U.S. jurisdictions have an indefinite carryforward period.
During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. This tax holiday and reduced withholding tax rate may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The benefit realized was approximately $104 million, $97 million, and $90 million during the years ended December 31, 2021, 2020, and 2019, respectively. The impact of this tax holiday on diluted earnings per share was $0.46, $0.42, and $0.37 during the years ended December 31, 2021, 2020, and 2019, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2021	2020
Balance at January 1	$321	$299
Additions based on tax positions related to the current year	33	25
Additions for tax positions of prior years	7	7
Reductions for tax positions of prior years	(4)	(3)
Settlements	—	—
Business combinations	—	—
Lapse of statute of limitations	(10)	(7)
Foreign currency translation	—	—
Balance at December 31	$347	$321
The Company’s liability for uncertain tax positions as of December 31, 2021, 2020, and 2019, includes $295 million, $270 million, and $248 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the next twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $22 million, $21 million, and $24 million in 2021, 2020, and 2019, respectively. The Company recorded a liability for interest and penalties of $142 million, $120 million, and $99 million as of December 31, 2021, 2020, and 2019, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2012. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
10.    Shareholders’ Equity
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). On July 26, 2021, we received approval from the High Court of Ireland to complete a reduction in share premium to create distributable profits of $34.0 billion to support the payment of possible future dividends or future share repurchases, if and to the extent declared by the directors in compliance with their duties under Irish law. As of December 31, 2021 and 2020, the Company had distributable profits in excess of $32.7 billion and $0.2 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in authorized repurchases in February 2022 for a total of $27.5 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s class A ordinary shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions and will be funded from available capital.

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2021	2020
Shares repurchased	12.4	8.5
Average price per share	$286.82	$206.28
Costs recorded to retained earnings
Total repurchase cost	$3,543	$1,761
Additional associated costs	—	2
Total costs recorded to retained earnings	$3,543	$1,763
At December 31, 2021, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $1.7 billion. Under the Repurchase Program, the Company has repurchased a total of 149.6 million shares for an aggregate cost of approximately $18.3 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Years Ended December 31
	2021	2020	2019
Basic weighted average ordinary shares outstanding	224.7	231.9	238.6
Dilutive effect of potentially issuable shares	1.4	1.2	2.0
Diluted weighted average ordinary shares outstanding	226.1	233.1	240.6
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.3 million shares excluded from the calculation in 2021 and no shares excluded from the calculation in 2020 and 2019.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2018	(15)	(1,319)	(2,575)	(3,909)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(10)	15	(287)	(282)
Tax benefit (expense)	1	(1)	58	58
Other comprehensive income (loss) before reclassifications, net	(9)	14	(229)	(224)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	14	—	109	123
Tax expense	(2)	—	(21)	(23)
Amounts reclassified from accumulated other comprehensive income, net (3)	12	—	88	100
Net current period other comprehensive income (loss)	3	14	(141)	(124)
Balance at December 31, 2019	(12)	(1,305)	(2,716)	(4,033)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	1	258	(255)	4
Tax benefit	—	2	60	62
Other comprehensive income (loss) before reclassifications, net	1	260	(195)	66
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	15	—	125	140
Tax expense	(3)	—	(31)	(34)
Amounts reclassified from accumulated other comprehensive income, net (3)	12	—	94	106
Net current period other comprehensive income (loss)	13	260	(101)	172
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	—	(290)	227	(63)
Tax benefit (expense)	—	2	(58)	(56)
Other comprehensive income (loss) before reclassifications, net	—	(288)	169	(119)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	2	—	142	144
Tax expense	(1)	—	(34)	(35)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	108	109
Net current period other comprehensive income (loss)	1	(288)	277	(10)
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
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

11.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

	Years Ended December 31
	2021	2020	2019
U.S.	$103	$87	$98
U.K.	46	42	41
Netherlands and Canada	35	26	25
Total	$184	$155	$164
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2021 and 2020, and a statement of the funded status as of December 31, 2021 and 2020, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 90% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation
At January 1	$5,406	$4,779	$3,380	$3,192	$1,625	$1,425
Service cost	1	—	—	—	—	—
Interest cost	65	88	57	85	12	19
Plan amendment	—	3	—	—	—	—
Settlements	(14)	(7)	—	—	—	—
Actuarial (gain) loss	(292)	520	(103)	274	24	112
Benefit payments	(189)	(209)	(170)	(171)	(47)	(44)
Foreign currency impact	(58)	232	—	—	(83)	113
As of December 31	$4,919	$5,406	$3,164	$3,380	$1,531	$1,625
Accumulated benefit obligation at end of year	$4,919	$5,406	$3,164	$3,380	$1,504	$1,592
Change in fair value of plan assets
At January 1	$6,652	$5,959	$2,276	$2,066	$1,497	$1,303
Actual return on plan assets	(136)	618	211	289	46	109
Employer contributions	9	8	61	92	17	20
Settlements	(14)	(7)	—	—	—	—
Benefit payments	(189)	(209)	(170)	(171)	(47)	(44)
Foreign currency impact	(76)	283	—	—	(83)	109
As of December 31	$6,246	$6,652	$2,378	$2,276	$1,430	$1,497
Market related value at end of year	$6,246	$6,652	$2,174	$2,076	$1,430	$1,497
Amount recognized in Statement of Financial Position as of December 31
Funded status	$1,327	$1,246	$(786)	$(1,104)	$(101)	$(128)
Unrecognized prior-service cost	40	43	—	—	(6)	(7)
Unrecognized loss	1,215	1,286	1,551	1,812	489	521
Net amount recognized	$2,582	$2,575	$765	$708	$382	$386
Net actuarial gains decreased the benefit obligation in 2021 primarily due to the increase in the discount rates. During 2020, the net actuarial losses increased the benefit obligation primarily due to the decrease in discount rates.
In November 2020, the Company entered into an insurance contract that covers a portion of the assets within a select U.K. pension scheme. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $94 million.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Prepaid benefit cost (1)	$1,344	$1,268	$—	$—	$—	$—
Accrued benefit liability - current (2)	(1)	(1)	(52)	(52)	(5)	(5)
Accrued benefit liability - non-current (3)	(16)	(21)	(734)	(1,052)	(96)	(123)
Accumulated other comprehensive loss	1,255	1,329	1,551	1,812	483	514
Net amount recognized	$2,582	$2,575	$765	$708	$382	$386
(1)Included in Prepaid pension.
(2)Included in Other current liabilities.
(3)Included in Pension, other postretirement, and postemployment liabilities.
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2021 and 2020 consist of (in millions):

	U.K.		U.S.		Other
	2021	2020	2021	2020	2021	2020
Net loss	$1,215	$1,286	$1,551	$1,812	$489	$521
Prior service cost (income)	40	43	—	—	(6)	(7)
Total	$1,255	$1,329	$1,551	$1,812	$483	$514
In 2021, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.2 billion, an ABO of $3.2 billion, and plan assets with a fair value of $2.4 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $17 million, an ABO of $17 million and no plan assets. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.5 billion and plan assets with a fair value of $1.4 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $409 million and plan assets with a fair value of $326 million.
In 2020, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $3.3 billion, an ABO of $3.3 billion, and plan assets with a fair value of $2.2 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $54 million, an ABO of $54 million and plan assets with a fair value of $32 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.6 billion and plan assets with a fair value of $1.4 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $443 million and plan assets with a fair value of $342 million.
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$1	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	65	88	109	57	85	108	12	19	27
Expected return on plan assets, net of administration expenses	(137)	(159)	(191)	(130)	(134)	(136)	(32)	(34)	(40)
Amortization of prior-service cost	2	2	1	—	1	2	—	—	—
Amortization of net actuarial loss	32	30	29	78	68	53	15	12	12
Net periodic benefit (income) cost	(37)	(39)	(52)	5	20	27	(5)	(3)	(1)
Settlement expense	5	2	5	—	—	—	—	—	—
Total net periodic benefit cost (income)	$(32)	$(37)	$(47)	$5	$20	$27	$(5)	$(3)	$(1)
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

Transfer payments from certain U.K. pension plans exceeded the plan’s service and interest cost in 2021, 2020, and 2019. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge for approximately £3 million in 2021 ($5 million using December 31, 2021 exchange rates), approximately £2 million in 2020 ($2 million using December 31, 2020 exchange rates), and approximately £4 million in 2019 ($5 million using December 31, 2019 exchange rates).
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2021	2020	2021	2020	2021	2020
Discount rate	1.96%	1.45%	2.23 - 2.80%	1.74 - 2.45%	1.00 - 2.97%	0.38 - 2.47%
Rate of compensation increase	3.62 - 4.12%	3.22 - 3.72%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.52%	2.12%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate	1.20%	1.89%	2.95%	1.12 - 1.79%	2.36 - 2.76%	3.92 - 4.26%	0.28 - 2.00%	0.74 - 2.90%	1.89 - 3.88%
Expected return on plan assets, net of administration expenses	2.04%	2.74%	3.64%	2.65 - 6.56%	3.30- 7.04%	7.05%	1.70 - 2.65%	2.10 - 3.10%	2.50 - 4.10%
Rate of compensation increase	3.22 - 3.72%	3.24 - 3.74%	3.73 - 4.23%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 6.56% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2022.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 14 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.

The fair values of the Company’s U.S. pension plan assets at December 31, 2021 and December 31, 2020, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$93	$93	$—	$—
Equity investments:
Equity securities	86	86	—	—
Equity derivatives	19	—	19	—
Pooled funds (2)	548	—	—	—
Fixed income investments:
Corporate bonds	249	—	249	—
Government and agency bonds	230	192	38	—
Pooled funds (2)	838	—	—	—
Other investments:
Real estate (2) (3)	156	—	—	—
Alternative investments (2) (4)	159	—	—	—
Total	$2,378	$371	$306	$—

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$79	$79	$—	$—
Equity investments:
Equity securities	207	207	—	—
Equity derivatives	62	—	62	—
Pooled funds (2)	640	90	—	—
Fixed income investments:
Corporate bonds	167	—	167	—
Government and agency bonds	233	200	33	—
Pooled funds (2)	543	212	—	—
Other investments:
Real estate (2)(3)	163	—	—	—
Alternative investments (2) (4)	182	—	—	—
Total	$2,276	$788	$262	$—
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

The fair values of the Company’s major U.K. pension plan assets at December 31, 2021 and December 31, 2020, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$872	$872	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(1,640)	—	(1,640)	—
Government and agency bonds	2,969	2,969	—	—
Annuities	2,305	—	—	2,305
Pooled funds (2)	463	—	—	—
Other investments:
Real estate (2) (4)	130	—	—	—
Pooled funds (2) (5)	1,147	—	—	—
Total	$6,246	$3,841	$(1,640)	$2,305

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$182	$182	$—	$—
Equity investments:
Pooled funds (2)	4	—	—	—
Fixed income investments:
Derivatives (3)	(1,424)	—	(1,424)	—
Corporate bonds	4	4	—	—
Government and agency bonds	2,872	2,872	—	—
Annuities	2,625	—	—	2,625
Pooled funds (2)	875	—	—	—
Other investments:
Real estate (2) (4)	117	—	—	—
Pooled funds (2) (5)	1,397	4	—	—
Total	$6,652	$3,062	$(1,424)	$2,625
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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2021 and December 31, 2020 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2020	$1,849
Actual return on plan assets:
Relating to assets still held at December 31, 2020	13
Purchase, sales and settlements-net	682
Foreign exchange	81
Balance at December 31, 2020	2,625
Actual return on plan assets:
Relating to assets still held at December 31, 2021	(286)
Purchases, sales and settlements-net	—
Foreign exchange	(34)
Balance at December 31, 2021	$2,305
The fair values of the Company’s other major pension plan assets at December 31, 2021 and December 31, 2020, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29	$29	$—	$—
Equity investments:
Equity securities	72	72	—	—
Pooled funds (2)	316	—	—	—
Fixed income investments:
Government and agency bonds	350	350	—	—
Pooled funds (2)	597	—	—	—
Other investments:
Alternative investments (2) (3)	55	—	—	—
Real estate (2) (4)	11	—	—	—
Total	$1,430	$451	$—	$—

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$37	$37	$—	$—
Equity investments:
Equity securities	75	75	—	—
Pooled funds (2)	290	—	—	—
Fixed income investments:
Government and agency bonds	395	395	—	—
Pooled funds (2)	627	—	—	—
Other investments:
Alternative investments (2) (3)	63	—	—	—
Real estate (2) (4)	10	—	—	—
Total	$1,497	$507	$—	$—
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
Investment Policy and Strategy
The U.S. investment policy, as established by the RPGIC, seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2021, the weighted average targeted allocation for the U.S. plans was 31% for equity investments, 54% for fixed income investments, and 15% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2021, the weighted average targeted allocation for the U.K. and non-U.S. plans was 6% for equity investments, 88% for fixed income investments, and 6% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2022, the Company expects to contribute approximately $7 million, $52 million, and $15 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2021 (in millions):

	U.K.	U.S.	Other
2022	$164	$193	$47
2023	$171	$191	$48
2024	$177	$193	$49
2025	$183	$193	$50
2026	$188	$183	$52
2027 - 2031	$1,017	$882	$275

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated PBO, fair value of plan assets, funded status and net amount recognized as of December 31, 2021 and 2020 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2021	2020
Accumulated projected benefit obligation	$109	$117
Fair value of plan assets	17	17
Funded status	(92)	(100)
Unrecognized prior-service credit	(1)	(1)
Unrecognized loss	2	13
Net amount recognized	$(91)	$(88)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2021	2020	2019
Net periodic benefit cost recognized (millions)	$5	$4	$3
Weighted-average discount rate used to determine future benefit obligations	2.52 - 3.06%	2.10 - 2.58%	2.93 - 3.25%
Weighted-average discount rate used to determine net periodic benefit costs	1.45 - 2.68%	2.93 - 3.25%	3.91 - 4.26%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2022 is $0.9 million net gain and $0.2 million of prior-service credit.
•To contribute $5 million to fund significant other postretirement benefit plans during 2022.
•Estimated future benefit payments will be approximately $5 million each year for 2022 through 2026, and $25 million in aggregate for 2027-2031.
12.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

	Years Ended December 31
	2021	2020	2019
Restricted share units	$204	$186	$198
Performance share awards	189	116	110
Employee share purchase plans and other (1)	56	10	9
Total share-based compensation expense	449	312	317
Tax benefit	87	61	66
Share-based compensation expense, net of tax	$362	$251	$251
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Years Ended December 31
	2021		2020		2019
	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)	Shares	Fair Value at Date of Grant (1)
Non-vested at beginning of year	3,309	$163	3,634	$143	4,208	$120
Granted	1,257	$253	1,329	$185	1,306	$175
Vested	(1,248)	$151	(1,426)	$133	(1,661)	$113
Forfeited	(243)	$184	(228)	$157	(219)	$131
Non-vested at end of year	3,075	$203	3,309	$163	3,634	$143
(1)Represents per share weighted average fair value of award at date of grant.
The fair value of RSUs that vested during 2021, 2020 and 2019 was $189 million, $190 million, and $187 million, respectively.
Unamortized deferred compensation expense amounted to $447 million as of December 31, 2021, with a remaining weighted average amortization period of approximately 2.1 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the years ended December 31, 2021, 2020, and 2019, respectively (shares in thousands and dollars in millions, except fair value):

	2021	2020	2019
Target PSAs granted during period	382	500	467
Weighted average fair value per share at date of grant	$225	$163	$165
Number of shares that would be issued based on current performance levels	737	970	888
Unamortized expense, based on current performance levels	$122	$51	$—
During 2021, the Company issued approximately 0.5 million shares in connection with performance achievements related to the 2018-2020 LPP. During 2020, the Company issued approximately 0.6 million shares in connection with performance achievements related to the 2017-2019 LPP cycle. During 2019, the Company issued approximately 0.7 million shares in connection with performance achievements related to the 2016-2018 LPP cycle.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2021	2020	2021	2020	2021	2020
Foreign exchange contracts
Accounted for as hedges	$629	$633	$27	$33	$—	$—
Not accounted for as hedges (3)	412	367	2	1	—	1
Total	$1,041	$1,000	$29	$34	$—	$1
(1)Included within Other current assets ($21 million in 2021 and $11 million in 2020) or Other non-current assets ($8 million in 2021 and $23 million in 2020).
(2)Included within Other current liabilities ($1 million in 2020).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2021	2020	2019
Gain (loss) recognized in Accumulated other comprehensive loss	$—	$1	$(9)
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2021	2020	2019
Total revenue	$(3)	$(14)	$(12)
Compensation and benefits	1	—	(1)
Interest expense	—	(1)	(1)
Total	$(2)	$(15)	$(14)
The Company estimates that approximately $5 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a loss of $24 million in 2021, a gain of $1 million in 2020, and a loss of $18 million in 2019 in Other income for foreign exchange derivatives not designated or qualifying as hedges.
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
The Company had no outstanding euro-denominated commercial paper at December 31, 2021 and 2020 designated as a hedge of the foreign currency exposure of its net investment in its European operations. The unrealized gain recognized in Accumulated other comprehensive loss related to the net investment non-derivative hedging instrument was $29 million, as of December 31, 2021 and 2020.

The Company did not reclassify any deferred gains or losses related to net investment hedges from Accumulated other comprehensive loss to earnings for 2021, 2020, and 2019.
14.    Fair Value Measurements and Financial Instruments
Accounting standards establish a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:
•Level 1 — observable inputs such as quoted prices for identical assets in active markets;
•Level 2 — inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and
•Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.
The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments, including pension assets (refer to Note 11 “Employee Benefits”):
Money market funds consist of institutional prime, treasury, and government money market funds. The Company reviews treasury and government money market funds to obtain reasonable assurance that the fund net asset value is $1 per share and reviews the floating net asset value of institutional prime money market funds for reasonableness.
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
Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves, and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using DCF models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains an understanding of the models, inputs, and assumptions used in developing prices provided by its vendors through discussions with the fund managers. The Company independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on internal Company guidelines, it is then reviewed by management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and historically are not material to the fair value estimates used in the Consolidated Financial Statements.
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
Annuity contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major U.K. defined benefit plans. Annuity contracts are valued using a DCF model utilizing assumptions such as discount rate, mortality, and inflation.
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
Debt is carried at outstanding principal balance, less any unamortized issuance costs, discount or premium. Fair value is based on quoted market prices or estimates using DCF analyses based on current borrowing rates for similar types of borrowing arrangements.
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,918	$2,918	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$40	$—	$40	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—

		Fair Value Measurements Using
	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,781	$2,781	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Equity investments	$3	$—	$3	$—
Derivatives (2)
Gross foreign exchange contracts	$38	$—	$38	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$5	$—	$5	$—
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2021 or 2020. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2021, 2020, or 2019.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2021		2020
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$499	$507	$400	$401
Long-term debt	$8,228	$9,204	$7,281	$8,752
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
The Company has included in the current matters described below certain matters in which (1) loss (including interest and costs) is probable, (2) loss (including interest and costs) is reasonably possible (that is, more than remote but not probable), or (3) there exists the reasonable possibility of loss (including interest and costs) greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss (including interest and costs) for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.8 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate, and the estimates themselves, may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
On October 3, 2017, CCC invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 320 million ($218 million at December 31, 2021 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Hewitt Investment Consulting, Inc, now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under the ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to the ERISA statute. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs have filed an appeal with the United States Court of Appeals for the Fourth Circuit. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer, and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($39 million at December 31, 2021 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Investments and AGI were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association NEBC. Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contends that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC is pursuing claims against Aon Investments for breach of fiduciary duty and breach of cofiduciary duty. The NEBC alleges that Aon Investments and AGI are jointly and severally liable for damages, which include the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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
Guarantee of Registered Securities
In connection with the Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
Sale of the Divested Business
In connection with the sale of the Divested Business, the Company guaranteed future operating lease commitments related to certain facilities assumed by the buyer. The Company is obligated to perform under the guarantees if the Divested Business defaults on such leases at any time during the remainder of the lease agreements, which expire on various dates through 2025. As of December 31, 2021, the undiscounted maximum potential future payments under the lease guarantee were $40 million, with an estimated fair value of $5 million. No cash payments were made in connection with the lease commitments during the year ended December 31, 2021.
Additionally, the Company is subject to performance guarantee requirements under certain client arrangements that were assumed by the buyer. Should the Divested Business fail to perform as required by the terms of the arrangements, the Company would be required to fulfill the remaining contract terms, which expire on various dates through 2023. As of December 31, 2021, the undiscounted maximum potential future payments under the performance guarantees were $52 million, with an estimated fair value of less than $1 million. No cash payments were made in connection to the performance guarantees during the year ended December 31, 2021.

Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $75 million at December 31, 2021, and $79 million at December 31, 2020. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $153 million at December 31, 2021 compared to $113 million at December 31, 2020.
16.    Segment Information
The Company operates as one segment that includes all of Aon’s operations, which as a global professional services firm provides a broad range of risk, health, and wealth solutions through four solution lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one segment: Aon United.
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which the CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, including organic revenue growth, expense discipline, and collaborative behaviors that maximize value for Aon and its shareholders, regardless of which solution line it benefits.
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.
Consolidated long-lived assets, net by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2021	$1,378	563	121	180	7	293	214
2020	$1,599	681	127	213	11	357	210

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2021. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2021 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2021 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Aon plc
Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Chicago, Illinois
February 18, 2022

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevents Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2022 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Corporate Governance” and “Board of Directors and Committees” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2021 and 2020
Consolidated Statements of Income — Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows — Years Ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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

Articles of Association.

3.1*	Memorandum and Articles of Association of Aon plc - incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed June 4, 2021.

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

4.19*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 1.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

4.20*
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated December 3, 2018) - incorporated by reference to Exhibit 4.6 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.21*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.22*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.23*	Form of 2.200% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed November 15, 2019.

4.24*	Form of 2.800% Senior Note due 2030 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 15, 2020.

4.25*
Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended - incorporated by reference to Exhibit 4.7 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.26*
First Indenture Supplement, dated August 23, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.27*	Form of 2.050% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.28*	Form of 2.900% Senior Note due 2051 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.29*
Second Indenture Supplement, dated December 2, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

4.30*	Form of 2.600% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

Material Contracts.

10.1*
$1,000,000,000 Credit Agreement, dated September 28, 2021, among Aon plc, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited with Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citibank, N.A., HSBC Securities (USA) and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on September 30, 2021.

10.2*
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

10.3*	Form of Notice of Extension of the 2017 Credit Agreement - incorporated by reference to Exhibit 10.7 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.4*
Lender Assumption Agreement, dated February 27, 2020, among Aon plc, Citibank, N.A. and the parties thereto, with respect to the 2017 Credit Agreement - incorporated by reference to Exhibit 10.12 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.5*
Waiver and Amendment No. 1 to the 2017 Credit Agreement, dated April 1, 2020, among Aon plc, Aon Corporation, Citibank, N.A. and the lenders party thereto - incorporated by reference to Exhibit 10.11 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.6*
Amendment No. 2 to the 2017 Credit Agreement, dated September 28, 2021, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, and the lenders party thereto - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on September 30, 2021.

10.7*	Purchase Agreement, dated February 9, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.8*
Amendment No. 1 to Purchase Agreement, dated April 17, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.9*#	Deed of Assumption of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.10*#	Deed of Assumption of Aon Global Limited, dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.11*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated, effective January 1, 2010) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.12*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.13*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.14*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.15*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.16*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.17*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.18*#
First Amendment to the Aon plc 2011 Incentive Plan, effective September 13, 2021 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.19*#	Aon plc Executive Committee Incentive Compensation Plan - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.20#	Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2021)

10.21*#
Aon plc Senior Executive Combined Severance and Change in Control Plan (as amended and restated, effective June 21, 2019) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.22*#
First Amendment to the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan, effective September 30, 2021 - incorporated by reference to Exhibit 10.10 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.23*#
Aon plc Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.24*#	Form of Deed of Indemnity of Aon plc - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.25*#	Form of Deed of Indemnity for Directors of Aon Global Limited - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.26*#	Form of Deed of Indemnity for Gregory C. Case - incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.27*#	Form of Deed of Indemnity for Executive Officers of Aon plc - incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.28*#	Form of Service as a Non-Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.29*#
Amended and Restated Employment Agreement, dated January 16, 2015, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed January 23, 2015.

10.30*#
Amendment to Employment Agreement, dated April 20, 2018, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed April 25, 2018.

10.31*#
Amendment to Employment Agreement, dated May 10, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.32*#
Amendment to Employment Agreement, dated July 26, 2021, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on July 26, 2021.

10.33*#
Amended and Restated Change in Control Agreement, dated November 13, 2009, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.34*#
Amendment to the Amended and Restated Change in Control Agreement, dated April 27, 2016, between Aon plc and Gregory C. Case - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.35*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

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

10.39*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.40*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.41*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.42*#
Amendment to Employment Agreement, dated February 20, 2015, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on February 26, 2015.

10.43*#
Amendment to Employment Agreement, dated April 19, 2018, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on April 25, 2018.

10.44*#
Amendment to Employment Agreement, dated July 26, 2021, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on July 26, 2021.

10.45*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.46*#
Amendment to International Assignment Letter, dated June 25, 2018, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.47*#
Amendment to International Assignment Letter, dated June 25, 2019, between Aon Corporation and Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.48*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.49*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.50#	Letter Agreement, dated July 16, 2019, between Aon Corporation and Darren Zeidel.

10.51#	Letter Agreement, dated October 22, 2019, between Aon Corporation and Lisa Stevens.

10.52*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen- incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.53*#	Employment Letter, dated November 6, 2018, between Aon Corporation and John Bruno - incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.54*#
Transition and Separation Agreement, dated April 27, 2021, between Aon Corporation and John Bruno - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

10.57*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and Eric Andersen - incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.58*#
Consent to Shared-Sacrifice Reduction in Salary, dated April 23, 2020, between Aon plc and John Bruno - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.59*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.60*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.61*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.62*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 - incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.63*#
Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020 - incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.64#	Fifth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective October 1, 2021.

10.65*#
Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021 - incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.66*#	Form of Restricted Stock Unit Award Agreement, incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.67*#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.68*#	Aon Supplemental Savings Plan, amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.69*#	First Amendment to the Aon Supplemental Savings Plan, effective March 30, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.70*#
Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.71*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 - incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.72*#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020 - incorporated by reference to Exhibit 10.68 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.73*#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021 – incorporated by reference to Exhibit 10.69 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.74#	Sixth Amendment to the Aon Supplemental Savings Plan, effective October 1, 2021

10.75*#
Aon Corporation Excess Benefit Plan (as amended and restated, effective January 1, 2009) and the following amendments thereto: First Amendment, dated January 1, 2009, Second Amendment, dated December 16, 2009, Third Amendment, dated December 31, 2018, and Fourth Amendment, dated December 27, 2019 - incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.76*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.77*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.78*	Form of Irrevocable Director Undertaking - incorporated by reference to Exhibit 10.1 to Aon’s Form 8-K filed March 10, 2020.

10.79*#
Form of Acknowledgment of Tax Equalization Process Letter Agreement with Non-Employee Directors - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.80*	Termination Agreement, dated July 26, 2021, between Aon plc and WTW - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed July 26, 2021.

10.81*#
Transition and Separation Agreement, dated July 27, 2021, between Anthony R. Goland and Aon Corporation - incorporated by reference to Exhibit 10.5 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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
*    Document has been previously filed with the SEC and is incorporated herein by reference herein. Unless otherwise indicated, such document was filed under Commission File Number 001-07933.
#    Indicates a management contract or compensatory plan or arrangement.
The registrant agrees to furnish to the SEC upon request a copy of (1) any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and (2) any schedules omitted with respect to any material plan of acquisition, reorganization, arrangement, liquidation or succession set forth above.
Item16.    Form 10-K Summary
None.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 18, 2022
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2022
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 18, 2022
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 18, 2022
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 18, 2022
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 18, 2022
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 18, 2022
Cheryl A. Francis

/s/ J. MICHAEL LOSH	Director	February 18, 2022
J. Michael Losh

/s/ RICHARD B. MYERS	Director	February 18, 2022
Richard B. Myers

/s/ RICHARD C. NOTEBAERT	Director	February 18, 2022
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 18, 2022
Gloria Santona

/s/ BYRON SPRUELL	Director	February 18, 2022
Byron Spruell

/s/ CAROLYN Y. WOO	Director	February 18, 2022
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 18, 2022
Michael Neller