Form 10-Q
period 2022-03-31
Aon plc
filed 2022-04-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

+353 1 266 6000
(Registrant’s Telephone Number,
Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.85% Senior Notes due 2027	AON27	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.05% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.60% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.90% Senior Notes due 2051	AON51	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 3.90% Senior Notes due 2052	AON52	New York Stock Exchange

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of April 28, 2022: 212,383,902

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
•changes in the competitive environment or damage to our reputation;
•fluctuations in currency exchange, interest or inflation rates that could impact our financial condition or results;
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
•the impact of any regulatory investigations brought in Ireland, the United Kingdom (the “U.K.”), the United States (the “U.S.”) and other countries;
•failure to protect intellectual property rights or allegations that we have infringed on the intellectual property rights of others;
•general economic and political conditions in the countries in which we do business around the world, including the withdrawal of the U.K. from the European Union (the “E.U.”);
•the failure to retain, attract and develop experienced and qualified personnel;
•international risks associated with our global operations, including impacts from military conflicts or political instability, such as the ongoing Russian war in Ukraine;
•the effects of natural or man-made disasters, including the effects of the COVID-19 and other health pandemics and the impacts of climate change;
•any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting damage to our reputation;

•our ability to develop, implement, update and enhance new technology;
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
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no (and expressly disclaim any) obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AGI	Allianz Global Investors U.S. LLC
CCC	Christchurch City Council
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
E.U.	European Union
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
LOC	Letter of Credit
NEBC	National Employee Benefits Committee
PSA	Performance Share Awards
RSU	Restricted Share Units
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
WTW	Willis Towers Watson Public Limited Company

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2022	2021
Revenue
Total revenue	$3,670	$3,525
Expenses
Compensation and benefits	1,767	1,719
Information technology	123	114
Premises	72	77
Depreciation of fixed assets	38	41
Amortization and impairment of intangible assets	28	40
Other general expense	275	289
Total operating expenses	2,303	2,280
Operating income	1,367	1,245
Interest income	3	3
Interest expense	(91)	(79)
Other income (expense)	25	(2)
Income before income taxes	1,304	1,167
Income tax expense	256	234
Net income	1,048	933
Less: Net income attributable to noncontrolling interests	25	20
Net income attributable to Aon shareholders	$1,023	$913

Basic net income per share attributable to Aon shareholders	$4.75	$4.02
Diluted net income per share attributable to Aon shareholders	$4.73	$4.00
Weighted average ordinary shares outstanding - basic	215.3	227.1
Weighted average ordinary shares outstanding - diluted	216.4	228.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2022	2021
Net income	$1,048	$933
Less: Net income attributable to noncontrolling interests	25	20
Net income attributable to Aon shareholders	1,023	913
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	1	11
Foreign currency translation adjustments	(7)	(70)
Postretirement benefit obligation	33	29
Total other comprehensive income (loss)	27	(30)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	—
Total other comprehensive income (loss) attributable to Aon shareholders	28	(30)
Comprehensive income attributable to Aon shareholders	$1,051	$883
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$595	$544
Short-term investments	455	292
Receivables, net	3,625	3,094
Fiduciary assets	15,277	14,386
Other current assets	593	716
Total current assets	20,545	19,032
Goodwill	8,496	8,434
Intangible assets, net	530	492
Fixed assets, net	515	529
Operating lease right-of-use assets	754	786
Deferred tax assets	770	766
Prepaid pension	1,361	1,366
Other non-current assets	520	512
Total assets	$33,491	$31,917

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,728	$2,192
Short-term debt and current portion of long-term debt	599	1,164
Fiduciary liabilities	15,277	14,386
Other current liabilities	1,585	1,331
Total current liabilities	19,189	19,073
Long-term debt	9,685	8,228
Non-current operating lease liabilities	736	772
Deferred tax liabilities	399	401
Pension, other postretirement, and postemployment liabilities	1,320	1,375
Other non-current liabilities	871	910
Total liabilities	32,200	30,759

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2022 - 212.9; 2021 - 214.8)	2	2
Additional paid-in capital	6,627	6,624
Accumulated deficit	(1,609)	(1,694)
Accumulated other comprehensive loss	(3,843)	(3,871)
Total Aon shareholders' equity	1,177	1,061
Noncontrolling interests	114	97
Total equity	1,291	1,158
Total liabilities and equity	$33,491	$31,917
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares purchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares purchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2022	2021
Cash flows from operating activities
Net income	$1,048	$933
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(25)	—
Depreciation of fixed assets	38	41
Amortization and impairment of intangible assets	28	40
Share-based compensation expense	119	131
Deferred income taxes	(18)	19
Change in assets and liabilities:
Receivables, net	(544)	(485)
Accounts payable and accrued liabilities	(449)	(356)
Current income taxes	153	142
Pension, other postretirement and postemployment liabilities	(27)	(59)
Other assets and liabilities	140	155
Cash provided by operating activities	463	561
Cash flows from investing activities
Proceeds from investments	45	11
Payments for investments	(9)	(18)
Net sales (purchases) of short-term investments - non fiduciary	(164)	138
Acquisition of businesses, net of cash and funds held on behalf of clients	(134)	—
Sale of businesses, net of cash and funds held on behalf of clients	22	—
Capital expenditures	(23)	(29)
Cash provided by (used for) investing activities	(263)	102
Cash flows from financing activities
Share repurchase	(828)	(50)
Issuance of shares for employee benefit plans	(116)	(87)
Issuance of debt	3,128	250
Repayment of debt	(2,208)	(650)
Increase in fiduciary liabilities, net of fiduciary receivables	647	28
Cash dividends to shareholders	(110)	(104)
Noncontrolling interests and other financing activities	(13)	(68)
Cash provided by (used for) financing activities	500	(681)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(50)	(34)
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	650	(52)
Cash, cash equivalents and funds held on behalf of clients at beginning of period	6,645	6,573
Cash, cash equivalents and funds held on behalf of clients at end of period	$7,295	$6,521
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$595	$822
Funds held on behalf of clients	6,700	5,699
Total cash and cash equivalents and funds held on behalf of clients	$7,295	$6,521
Supplemental disclosures:
Interest paid	$22	$36
Income taxes paid, net of refunds	$121	$74
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The Condensed Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2022, particularly in light of the continuing effect of the COVID-19 pandemic.
Use of Estimates
The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management believes its estimates to be reasonable given the current facts available. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, foreign currency exchange rate movements, and the COVID-19 pandemic increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment would, if applicable, be reflected in the Condensed Consolidated Financial Statements in future periods.
Revision of Previously Issued Financial Statements
During the fourth quarter of 2021, the Company identified and corrected an immaterial presentation error related to Funds held on behalf of clients in the Condensed Consolidated Statements of Cash Flows. The Company made appropriate revisions to its Condensed Consolidated Statements of Cash Flows for historical periods. Further information is contained in Note 1 “Basis of Presentation” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.
2. Accounting Principles and Practices
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Condensed Consolidated Financial Statements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2022	2021
Commercial Risk Solutions	$1,719	$1,640
Reinsurance Solutions	976	922
Health Solutions	638	615
Wealth Solutions	345	355
Eliminations	(8)	(7)
Total revenue	$3,670	$3,525

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$1,417	$1,308
Americas other than United States	276	250
United Kingdom	528	530
Ireland	29	33
Europe, Middle East, & Africa other than United Kingdom and Ireland	1,058	1,091
Asia Pacific	362	313
Total revenue	$3,670	$3,525
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$361	$339
Additions	348	346
Amortization	(457)	(443)
Impairment	—	—
Foreign currency translation and other	2	(1)
Balance at end of period	$254	$241
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$179	$184
Additions	15	13
Amortization	(12)	(12)
Impairment	—	—
Foreign currency translation and other	2	—
Balance at end of period	$184	$185

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At March 31, 2022, Cash and cash equivalents and Short-term investments were $1,050 million compared to $836 million at December 31, 2021, an increase of $214 million. Of the total balances, $163 million and $160 million were restricted as to their use at March 31, 2022 and December 31, 2021, respectively. Included within Short-term investments as of March 31, 2022 and December 31, 2021, were £84.3 million ($111.1 million at March 31, 2022 exchange rates and $112.8 million at December 31, 2021 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2022	2021
Foreign currency remeasurement	$(28)	$4
Pension and other postretirement	(3)	6
Equity earnings	1	1
Gain from sales of businesses	25	—
Financial instruments and other	30	(13)
Total	$25	$(2)
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$90	$98
Provision	6	6
Accounts written off, net of recoveries	(3)	(4)
Foreign currency translation and other	—	1
Balance at end of period	$93	$101
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2022	December 31, 2021
Costs to fulfill contracts with customers (1)	$254	$361
Prepaid expenses	132	137
Taxes receivable	48	53
Other	159	165
Total	$593	$716
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2022	December 31, 2021
Costs to obtain contracts with customers (1)	$184	$179
Taxes receivable	93	95
Leases	57	63
Investments	62	64
Other	124	111
Total	$520	$512
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2022	December 31, 2021
Deferred revenue (1)	$323	$321
Taxes payable	269	149
Leases	207	213
Other	786	648
Total	$1,585	$1,331
(1)During the three months ended March 31, 2022, revenue of $203 million was recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2021, revenue of $171 million was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2022	December 31, 2021
Taxes payable (1)	$631	$609
Leases	42	46
Deferred revenue	34	70
Compensation and benefits	57	58
Other	107	127
Total	$871	$910
(1)Includes $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of March 31, 2022 and December 31, 2021.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one acquisition during the three months ended March 31, 2022 and no acquisitions during the three months ended March 31, 2021. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisition (in millions):

March 31, 2022
Consideration transferred
Cash	$134
Deferred and contingent consideration	3
Aggregate consideration transferred	$137
Assets acquired
Goodwill	74
Intangible assets	65
Other assets	6
Total assets acquired	145
Liabilities assumed:
Total liabilities assumed	8
Net assets acquired	$137
The results of operations of this acquisition are included in the Condensed Consolidated Financial Statements as of the acquisition date. The Company’s results of operations would not have been materially different if this acquisition had been reported from the beginning of the period in which it was acquired.

2022 Acquisitions
On March 1, 2022, the Company completed the acquisition of Tyche, an actuarial software platform based in the U.K.
2021 Acquisitions
On December 22, 2021, the Company completed the acquisition of 100% of the share capital of For Welfare S.r.l, a company focused on bancassurance programs in Italy.
On September 1, 2021, the Company completed the acquisition of the remaining 51% of Aon India Insurance Brokers Limited (formerly known as Anviti Insurance Brokers Private Limited). Prior to the acquisition date, the Company accounted for its 49% interest in Anviti as an equity-method investment. The acquisition-date fair value of the previous equity interest was $15 million and was included in the measurement of consideration transferred. There was no significant impact as a result of remeasuring the carrying value of the Company’s prior equity interest in Anviti held before the business combination.
Completed Dispositions
The Company completed two dispositions during the three months ended March 31, 2022 and no dispositions during the three months ended March 31, 2021.
The pretax gains recognized related to dispositions were $25 million for the three months ended March 31, 2022. There were no pretax gains recognized related to dispositions for the three months ended March 31, 2021. Gains recognized as a result of a disposition are included in Other income in the Condensed Consolidated Statements of Income.
7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2022 are as follows (in millions):

Balance as of December 31, 2021	$8,434
Goodwill related to current year acquisitions	74
Goodwill related to disposals	(7)
Foreign currency translation and other	(5)
Balance as of March 31, 2022	$8,496
Other intangible assets by asset class are as follows (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,307	$1,866	$441	$2,289	$1,848	$441
Tradenames	14	14	—	14	13	1
Technology and other	447	358	89	407	357	50
Total	$2,768	$2,238	$530	$2,710	$2,218	$492
The estimated future amortization for finite-lived intangible assets as of March 31, 2022 is as follows (in millions):

Remainder of 2022	$81
2023	97
2024	82
2025	69
2026	48
2027	33
Thereafter	120
Total	$530

8. Debt
Notes
On February 28, 2022, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
On December 2, 2021, Aon Corporation and Aon Global Holdings plc, co-issued $500 million of 2.60% Senior Notes set to mature on December 2, 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.
In November 2021, the Company’s $500 million 2.20% Senior Notes due November 2022 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity was within one year.
On August 23, 2021, Aon Corporation and Aon Global Holdings plc, co-issued $400 million of 2.05% Senior Notes due August 2031 and $600 million of 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds of the offering for general corporate purposes.
On January 13, 2021, Aon Global Limited, a limited company organized under the laws of England and Wales and a wholly owned subsidiary of the Company, issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021 and classified as Short-term debt and current portion of long-term debt as of December 31, 2020. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Revolving Credit Facilities
As of March 31, 2022, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2022, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2022.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $1 billion under the U.S. Program and €625 million ($686 million at March 31, 2022 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $1.75 billion at March 31, 2022. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	March 31, 2022	December 31, 2021
Commercial paper outstanding	$100	$665
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021
Weighted average commercial paper outstanding	$571	$17
Weighted average interest rate of commercial paper outstanding	(0.16)%	0.19%

9. Income Taxes
The effective tax rate on Net income was 19.6% for the three months ended March 31, 2022. The effective tax rate on Net income was 20.1% for the three months ended March 31, 2021.
For the three months ended March 31, 2022 and March 31, 2021, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
10. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s class A ordinary shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Shares repurchased	2.8	0.2
Average price per share	$294.47	$217.70
Repurchase costs recorded to retained earnings	$828	$50
At March 31, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $8.4 billion. Under the Repurchase Program, the Company has repurchased a total of 152.4 million shares for an aggregate cost of approximately $19.1 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Basic weighted average ordinary shares outstanding	215.3	227.1
Dilutive effect of potentially issuable shares	1.1	1.0
Diluted weighted average ordinary shares outstanding	216.4	228.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.9 million shares excluded from the calculation for the three months ended March 31, 2022 and 0.1 million shares excluded from the calculation for the three months ended March 31, 2021.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	(3,871)
Other comprehensive income (loss) before reclassifications, net	—	(6)	10	4
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	31	32
Tax expense	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	23	24
Net current period other comprehensive income (loss)	1	(6)	33	28
Balance at March 31, 2022	$3	$(1,339)	$(2,507)	$(3,843)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	10	(70)	2	(58)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	36	37
Tax expense	—	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	27	28
Net current period other comprehensive income (loss)	11	(70)	29	(30)
Balance at March 31, 2021	$12	$(1,115)	$(2,788)	$(3,891)
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	23	16	17	14	5	3
Expected return on plan assets, net of administration expenses	(36)	(34)	(27)	(32)	(9)	(8)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	7	8	16	19	4	4
Net periodic (benefits) cost	(5)	(9)	6	1	—	(1)
Loss on pension settlement	—	—	1	—	—	—
Total net periodic (benefit) cost	$(5)	$(9)	$7	$1	$—	$(1)
In the first quarter of 2022, the Company recognized a non-cash settlement charge of approximately $1 million. Settlements from a certain U.S. pension plan exceeded the plan’s service and interest cost. This triggered settlement accounting which required the immediate recognition of a portion of the accumulated losses associated with the plan.
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $7 million, $52 million, and $15 million, (at December 31, 2021 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2022. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2022	2021
Contributions to U.K. pension plans	$3	$4
Contributions to U.S. pension plans	18	38
Contributions to other major pension plans	8	8
Total contributions	$29	$50
12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended March 31,
	2022	2021
Restricted share units	$87	$66
Performance share awards	27	61
Employee share purchase plans	4	4
Total share-based compensation expense	$119	$131
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Three Months Ended March 31,
	2022		2021
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,075	$203	3,309	$163
Granted	428	$307	372	$226
Vested	(396)	$189	(452)	$160
Forfeited	(53)	$207	(70)	$166
Non-vested at end of period	3,055	$219	3,159	$171
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $478 million as of March 31, 2022, with a remaining weighted average amortization period of approximately 2.0 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively (shares in thousands and dollars in millions, except fair value per share):

	March 31, 2022	December 31, 2021	December 31, 2020
Target PSAs granted during period	292	382	500
Weighted average fair value per share at date of grant	$313	$225	$163
Number of shares that would be issued based on current performance levels	292	730	962
Unamortized expense, based on current performance levels	$91	$106	$38
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Foreign exchange contracts
Accounted for as hedges	$631	$629	$26	$27	$—	$—
Not accounted for as hedges (2)	402	412	2	2	—	—
Total	$1,033	$1,041	$28	$29	$—	$—
(1)Included within Other current assets ($17 million at March 31, 2022 and $21 million at December 31, 2021) or Other non-current assets ($11 million at March 31, 2022 and $8 million at December 31, 2021).
(2)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Gain recognized in Accumulated other comprehensive loss	$1	$13
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Total revenue	$(1)	$(1)
The Company estimates that approximately $3 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2022 and March 31, 2021, the Company recorded a gain of $32 million and a loss of $7 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,580	$3,580	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$41	$—	$41	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$13	$—	$13	$—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,918	$2,918	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$40	$—	$40	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2022 or 2021. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2022 or 2021 related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$499	$501	$499	$507
Long-term debt	$9,685	$9,824	$8,228	$9,204

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
The Company has included in the current matters described below certain matters in which (1) loss (including interest and costs) is probable, (2) loss (including interest and costs) is reasonably possible (that is, more than remote but not probable), or (3) there exists the reasonable possibility of loss (including interest and costs) greater than the accrued amount. In addition, the Company may from time to time disclose matters for which the probability of loss could be remote but the claim amounts associated with such matters are potentially significant. The reasonably possible range of loss (including interest and costs) for the matters described below for which loss is estimable, in excess of amounts that are deemed probable and estimable and therefore already accrued, is estimated to be between $0 and $0.4 billion, exclusive of any insurance coverage. These estimates are based on available information as of the date of this filing. As available information changes, the matters for which Aon is able to estimate, and the estimates themselves, may change. In addition, many estimates involve significant judgment and uncertainty. For example, at the time of making an estimate, Aon may only have limited information about the facts underlying the claim, and predictions and assumptions about future court rulings and outcomes may prove to be inaccurate. Although management at present believes that the ultimate outcome of all matters described below, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
On October 3, 2017, CCC invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 320 million ($223 million at March 31, 2022 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Hewitt Investment Consulting, Inc., now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under the ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to the ERISA statute. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs have filed an appeal with the United States Court of Appeals for the Fourth Circuit. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.

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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($38 million at March 31, 2022 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Investments and AGI were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association NEBC. Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contends that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC asserted claims against Aon Investments for breach of fiduciary duty and breach of co-fiduciary duty, and alleged that Aon Investments and AGI were jointly and severally liable for damages, which include the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. AGI recently settled with the NEBC but Aon Investments was not a party to that settlement. Aon believes that it has meritorious defenses to the claims asserted against it and intends to vigorously defend itself in the litigation.
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
Guarantee of Registered Securities
On April 1, 2020, a scheme of arrangement under English law was completed, as described in the proxy statement filed with the SEC on December 20, 2019 (the “Ireland Reorganization”). In connection with the Ireland Reorganization, Aon plc and Aon Global Holdings plc, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global

Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $74 million at March 31, 2022, and $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $85 million at March 31, 2022 compared to $153 million at December 31, 2021.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2022 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our first quarter of 2022 financial results.
•Revenue increased $145 million, or 4%, to $3.7 billion compared to the prior year period due primarily to organic revenue growth of 8%, partially offset by a 3% unfavorable impact if prior year period results were translated at current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact from acquisitions, divestitures, and other.
•Operating expenses were $2.3 billion, an increase of $23 million from the prior year period. The increase was due primarily to an increase in expense associated with 8% organic revenue growth and investments in long-term growth, partially offset by a $43 million favorable impact from foreign currency translation and a decrease in transaction costs incurred in the prior year period of $35 million.
•Operating margin increased to 37.2% from 35.3% in the prior year period. The increase was driven by organic revenue growth of 8%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, Net income increased $115 million to $1,048 million compared to the prior year period.
•Diluted earnings per share was $4.73 compared to $4.00 per share for the prior year period.
•Cash flows provided by operating activities was $463 million, a decrease of $98 million from the prior year period, primarily due to higher incentive compensation payments following strong performance in 2021, partially offset by strong operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2022:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 8% for the first quarter of 2022, driven by ongoing strong retention and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 38.0% for the first quarter of 2022 compared to 37.4% in the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by expense growth and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $4.83 per share for the first quarter of 2022, compared to $4.28 per share for the respective prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first three months of 2022 by $92 million from the prior year period, to $440 million, reflecting a decrease in cash flows from operations, partially offset by a $6 million decrease in capital expenditures.
COVID-19 PANDEMIC
The outbreak of the coronavirus, which causes COVID-19, was declared by the World Health Organization to be a pandemic and has impacted almost all countries, in varying degrees, creating significant public health concerns, and significant volatility, uncertainty, and economic disruption in every region in which we operate. The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and volatility, although much progress has been made in the development and distribution of vaccines, contributing to overall improved economic conditions globally. We continue to closely monitor the situation and its impacts on our business, liquidity, and capital planning initiatives. We continue to be fully operational and to reoccupy certain offices, where deemed appropriate and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. We continue to deploy business continuity protocols and our Smart Working strategy to facilitate remote working capabilities to ensure the health and safety of our colleagues, to deliver results on behalf of clients, and to comply with public health and travel guidelines and restrictions.
As the situation continues to evolve, the scale and duration of disruption cannot be predicted, and it is not possible to quantify or estimate the full impact that COVID-19 will have on our business. While we continue to focus on managing our cash flow to meet liquidity needs, our results of operations may be adversely affected. However, for the three months ended March 31, 2022 the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely.
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important. Aon offers a wide range of consulting and advisory solutions designed to address and manage ESG issues for clients. We view ESG risks as presenting an important opportunity to help clients and improve our impact on ESG matters.
RUSSIAN WAR IN UKRAINE
The Russian war in Ukraine, initiated on February 24, 2022, has resulted in certain sanctions being imposed by jurisdictions in which we operate, including the U.S., the E.U., and the U.K., on Russia and certain Russian companies and individuals. The Company’s operations in Russia and Ukraine represent an immaterial portion of the Company’s global operations and the war has not had a material impact on the Company’s global operations as of March 31 2022.
The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue
Total revenue	$3,670	$3,525
Expenses
Compensation and benefits	1,767	1,719
Information technology	123	114
Premises	72	77
Depreciation of fixed assets	38	41
Amortization and impairment of intangible assets	28	40
Other general expense	275	289
Total operating expenses	2,303	2,280
Operating income	1,367	1,245
Interest income	3	3
Interest expense	(91)	(79)
Other income (expense)	25	(2)
Income before income taxes	1,304	1,167
Income tax expense	256	234
Net income	1,048	933
Less: Net income attributable to noncontrolling interests	25	20
Net income attributable to Aon shareholders	$1,023	$913
Diluted net income per share attributable to Aon shareholders	$4.73	$4.00
Weighted average ordinary shares outstanding - diluted	216.4	228.1
Revenue
Total revenue increased $145 million, or 4%, in the first quarter of 2022 compared to the first quarter of 2021. This increase reflects organic revenue growth of 8%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $79 million, or 5%, to $1.7 billion in the first quarter of 2022, compared to $1.6 billion in the first quarter of 2021. Organic revenue growth was 9% in the first quarter of 2022, driven by growth across every major geography, reflecting strong retention, new business generation, and management of the renewal book portfolio. Strength in retail brokerage was highlighted by double-digit growth in the U.S., Canada, Asia, and the Pacific, driven by continued strength in core P&C, as well as strong growth in construction and project-related work. Results also reflect solid growth globally in the affinity business across both consumer and business solutions, including growth in the travel and events practice. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact.
Reinsurance Solutions revenue increased $54 million, or 6%, to $976 million in the first quarter of 2022, compared to $922 million in the first quarter of 2021. Organic revenue growth was 7% in the first quarter of 2022, driven by strong growth in treaty, reflecting strong retention and continued net new business generation, as well as strong growth in facultative placements and double-digit growth in capital markets transactions. Market impact was modestly positive on results in the quarter.
Health Solutions revenue increased $23 million, or 4%, to $638 million in the first quarter of 2022, compared to $615 million in the first quarter of 2021. Organic revenue growth was 8% in the first quarter of 2022, driven by strong growth globally in core health and benefits brokerage, reflecting strong retention and management of the renewal book portfolio. Strength in health and benefits brokerage included solid growth in project-related work, driven by advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Consumer Benefit Solutions and double-digit growth in Human Capital, driven by rewards and advisory solutions.

Wealth Solutions revenue decreased $10 million, or 3%, to $345 million in the first quarter of 2022, compared to $355 million in the first quarter of 2021. Organic revenue growth was flat overall in the first quarter of 2022. Retirement was flat, reflecting modest growth in the core portion of the business, partially offset by a modest decline in project-related work. Investments grew modestly driven by new business generation and project-related work.
Compensation and Benefits
Compensation and benefits expenses increased $48 million, or 3%, in the first quarter of 2022 compared to the first quarter of 2021. This increase was primarily driven by an increase in expense associated with 8% organic revenue growth, partially offset by a $37 million favorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $9 million, or 8%, in the first quarter of 2022 compared to the first quarter of 2021. This increase was primarily driven by an increase in expense associated with 8% organic revenue growth, partially offset by a $2 million favorable impact from foreign currency translation.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, decreased $5 million, or 6%, in the first quarter of 2022 compared to the first quarter of 2021. This decrease was primarily driven by a reduction in rent expense associated with our Smart Working strategy, which gives colleagues flexibility in where they work.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $3 million, or 7%, in the first quarter of 2022 compared to the first quarter of 2021 due primarily to a $1 million favorable impact from foreign currency translation.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangible assets decreased $12 million, or 30%, in the first quarter of 2022 compared to the first quarter of 2021.
Other General Expense
Other general expense in the first quarter of 2022 decreased $14 million, or 5%, compared to the first quarter of 2021 due primarily to a decrease in transaction costs incurred in the prior year period of $35 million, partially offset by an increase in expense associated with 8% organic revenue growth and an increase in travel and entertainment expense.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2022, Interest income was $3 million, and flat compared to the first quarter of 2021.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $91 million for the first quarter of 2022, an increase of $12 million, or 15%, from the first quarter of 2021. The increase was driven primarily by higher outstanding term debt.
Other Income (Expense)
Other income was $25 million for the first quarter of 2022, compared to Other expense of $2 million for the first quarter of 2021. Other income for the first quarter of 2022 primarily reflects a gain from the sale of a business in Wealth Solutions.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the first quarter of 2022 was $1,304 million, a 12% increase from $1,167 million in the first quarter of 2021.
Income Taxes
The effective tax rates on Net income were 19.6% and 20.1% for the first quarter of 2022 and 2021, respectively.

For the three months ended March 31, 2022 and March 31, 2021, the tax rate was primarily driven by the geographical distribution of income and certain discrete items.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2022 increased to $1,023 million, or $4.73 per diluted share, from $913 million, or $4.00 per diluted share, in the prior year period.
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

	Three Months Ended March 31,
	2022	2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,719	$1,640	5%	(3)%	—%	(1)%	9%
Reinsurance Solutions	976	922	6	(2)	—	1	7
Health Solutions	638	615	4	(3)	—	(1)	8
Wealth Solutions	345	355	(3)	(2)	—	(1)	—
Eliminations	(8)	(7)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,670	$3,525	4%	(3)%	—%	(1)%	8%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2022 and 2021 was $2 million in each period.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2022	2021
Revenue	$3,670	$3,525

Operating income - as reported	$1,367	$1,245
Amortization and impairment of intangible assets	28	40
Transaction costs and other charges related to the combination and resulting termination (1)	—	35
Operating income - as adjusted	$1,395	$1,320

Operating margin - as reported	37.2%	35.3%
Operating margin - as adjusted	38.0%	37.4%
(1)As part of the terminated combination with WTW, certain transaction costs were incurred by the Company in the first quarter of 2021. These costs may include advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures that have been terminated, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model as a result of the termination.

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

	Three Months Ended March 31, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,367	$28	$1,395
Interest income	3	—	3
Interest expense	(91)	—	(91)
Other income (expense)	25	—	25
Income before income taxes	1,304	28	1,332
Income tax expense (1)	256	6	262
Net income	1,048	22	1,070
Less: Net income attributable to noncontrolling interests	25	—	25
Net income attributable to Aon shareholders	$1,023	$22	$1,045

Diluted net income per share attributable to Aon shareholders	$4.73	$0.10	$4.83

Weighted average ordinary shares outstanding - diluted	216.4	—	216.4
Effective tax rates (1)	19.6%		19.7%

	Three Months Ended March 31, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,245	$75	$1,320
Interest income	3	—	3
Interest expense	(79)	—	(79)
Other income (expense)	(2)	—	(2)
Income before income taxes	1,167	75	1,242
Income tax expense (1)	234	11	245
Net income	933	64	997
Less: Net income attributable to noncontrolling interests	20	—	20
Net income attributable to Aon shareholders	$913	$64	$977

Diluted net income per share attributable to Aon shareholders	$4.00	$0.28	$4.28

Weighted average ordinary shares outstanding - diluted	228.1	—	228.1
Effective tax rates (1)	20.1%		19.7%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain transaction costs and other charges related to the combination and resulting termination, which are adjusted at the related jurisdictional rate.
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

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$463	$561
Capital expenditures	(23)	(29)
Free cash flow	$440	$532
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
Currency fluctuations had an unfavorable impact of $0.19 on net income per diluted share during the three months ended March 31, 2022 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.17 on net income per diluted share during the three months ended March 31, 2021, respectively, if 2020 results were translated at 2021 rates.
Currency fluctuations had an unfavorable impact of $0.19 on adjusted net income per diluted share during the three months ended March 31, 2022 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.18 on adjusted net income per diluted share during the three months ended March 31, 2021, respectively, if 2020 results were translated at 2021 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.

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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.7 billion and $6.1 billion at March 31, 2022 and December 31, 2021, respectively, and fiduciary receivables of $8.6 billion and $8.3 billion at March 31, 2022 and December 31, 2021, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2022, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2022 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$595	$—	$3,575	$4,170
Money market funds	—	455	3,125	3,580
Cash, Short-term investments, and Funds held on behalf of clients	595	455	6,700	7,750
Fiduciary receivables	—	—	8,577	8,577
Total	$595	$455	$15,277	$16,327
Cash and cash equivalents and funds held on behalf of clients increased $650 million in 2022. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$463	$561
Cash provided by (used for) investing activities	$(263)	$102
Cash provided by (used for) financing activities	$500	$(681)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(50)	$(34)

Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2022 decreased $98 million, or 17%, from the prior year period to $463 million. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $29 million for the three months ended March 31, 2022, as compared to $50 million for the three months ended March 31, 2021. For the remainder of 2022, we expect to contribute approximately $45 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $263 million during the three months ended March 31, 2022, a decrease of $365 million compared to $102 million of Cash flow provided by investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisitions of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $163 million as compared to December 31, 2021. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2022, we completed one acquisition for total consideration transferred of $137 million. Total cash consideration, net of cash acquired was $134 million. During the first three months of 2022, we completed two dispositions. We had a net cash inflow related to dispositions of $22 million for the first three months of 2022. The pretax gains recognized in the Condensed Consolidated Statements of Income related to dispositions was $25 million for the three months ended March 31, 2022.
During the first three months of 2021, we completed no acquisitions and no businesses were sold. There was no impact in the Condensed Consolidated Statements of Cash Flows related to prior year acquisitions.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $23 million and $29 million for the three months ended March 31, 2022 and 2021, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases, much of which supports our flexible Smart Working strategy.
Financing Activities
Cash flow provided by financing activities during the three months ended March 31, 2022 was $500 million, an increase of $1,181 million compared to $681 million of Cash flow used for financing activities in the prior year period. The primary drivers of cash flow provided by (used for) financing activities are issuances of debt, net of repayments, share repurchases, changes in net fiduciary liabilities, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.

The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2022	2021
Shares repurchased	2.8	0.2
Average price per share	$294.47	$217.70
Repurchase costs recorded to retained earnings	$828	$50

At March 31, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $8.4 billion. Under the Repurchase Program, we have repurchased a total of 152.4 million shares for an aggregate cost of approximately $19.1 billion. For further information regarding the Repurchase Program, see Part I, Item 1 of this report.
Borrowings
Total debt at March 31, 2022 was $10.3 billion, an increase of $0.9 billion compared to December 31, 2021. Further, commercial paper activity during the three months ended March 31, 2022 and 2021 is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Total issuances (1)	$1,656	$250
Total repayments	(2,208)	(250)
Net repayments	$(552)	$—
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
On February 28, 2022, Aon Corporation and Aon Global Holdings plc co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
On December 2, 2021, Aon Corporation and Aon Global Holdings plc co-issued $500 million aggregate principal amount of 2.60% Senior Notes set to mature on December 2, 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.
In November 2021, the Company’s $500 million 2.20% Senior Notes due November 2022 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the date of maturity was within one year.
On August 23, 2021, Aon Corporation and Aon Global Holdings plc co-issued $400 million of 2.05% Senior Notes due August 2031 and $600 million of 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds from the offering for general corporate purposes.
On January 13, 2021, Aon Global Limited issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021 and classified as Short-term debt and current portion of long-term debt as of December 31, 2020. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. retained earnings). As of March 31, 2022 and December 31, 2021, we had distributable profits in excess of $31.7 billion and $32.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Credit Facilities
We expect cash generated by operations for 2022 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2022, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide $1.75 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2022, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2022.
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
The major rating agencies’ ratings of our debt at April 29, 2022 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $74 million at March 31, 2022, compared to $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $85 million at March 31, 2022, compared to $153 million at December 31, 2021.
Guarantee of Registered Securities
In connection with the Ireland Reorganization, on April 1, 2020 Aon plc and Aon Global Holdings plc entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements included: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global

Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
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
2.80% Senior Notes due May 2030
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
2.85% Senior Notes due May 2027
2.05% Senior Notes due August 2031
2.60% Senior Notes due December 2031
2.90% Senior Notes due August 2051
3.90% Senior Notes due February 2052
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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2022
Revenue	$—
Operating loss	$(24)
Expense from non-guarantor subsidiaries before income taxes	$(171)
Net loss	$(279)
Net loss attributable to Aon shareholders	$(279)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2022	December 31, 2021
Receivables due from non-guarantor subsidiaries	$2,751	$1,646
Other current assets	217	57
Total current assets	$2,968	$1,703

Non-current receivables due from non-guarantor subsidiaries	$490	$498
Other non-current assets	890	882
Total non-current assets	$1,380	$1,380

Payables to non-guarantor subsidiaries	$14,429	$13,509
Other current liabilities	2,183	2,013
Total current liabilities	$16,612	$15,522

Non-current payables to non-guarantor subsidiaries	$7,140	$7,139
Other non-current liabilities	10,931	9,512
Total non-current liabilities	$18,071	$16,651

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Accounting Principles and Practices” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2022, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2022 and 2023, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.19 impact during the three months ended March 31, 2022. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.19 impact during the three months ended March 31, 2022 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/22 - 1/31/22	701,000	$278.56	701,000	$1,524,982,978
2/1/22 - 2/28/22	468,008	$283.60	468,008	$8,892,254,668
3/1/22 - 3/31/22	1,642,803	$304.36	1,642,803	$8,392,254,891
	2,811,811	$294.47	2,811,811	$8,392,254,891
(1)Does not include commissions or other costs paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2022.
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

Aon plc
(Registrant)

April 29, 2022	By:	/s/ Michael Neller
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
Third Indenture Supplement, dated as of February 28, 2022, among Aon Corporation, Aon Global Holdings plc, the Guarantors and the Trustee (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on February 28, 2022)

4.3	Form of 2.850% Senior Notes due 2027 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on February 28, 2022)
4.4	Form of 3.900% Senior Notes due 2052 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on February 28, 2022)
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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