Form 10-Q
period 2022-06-30
Aon plc
filed 2022-07-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 28, 2022: 210,925,557

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
•changes in the competitive environment, due to macroeconomic conditions or otherwise, or damage to our reputation;
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
•any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting liabilities or damage to our reputation;

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
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AGI	Allianz Global Investors U.S. LLC
AUM	Assets Under Management
CCC	Christchurch City Council
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
LOC	Letter of Credit
NEBC	National Employee Benefits Committee
P&C	Property and Casualty
PSA	Performance Share Awards
RSU	Restricted Share Units
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
WTW	Willis Towers Watson Public Limited Company

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2022	2021	2022	2021
Revenue
Total revenue	$2,983	$2,886	$6,653	$6,411
Expenses
Compensation and benefits	1,639	1,628	3,406	3,347
Information technology	115	115	238	229
Premises	73	76	145	153
Depreciation of fixed assets	40	41	78	82
Amortization and impairment of intangible assets	25	36	53	76
Other general expense	391	318	666	607
Total operating expenses	2,283	2,214	4,586	4,494
Operating income	700	672	2,067	1,917
Interest income	5	3	8	6
Interest expense	(102)	(78)	(193)	(157)
Other income (expense)	30	(1)	55	(3)
Income before income taxes	633	596	1,937	1,763
Income tax expense	119	203	375	437
Net income	514	393	1,562	1,326
Less: Net income attributable to noncontrolling interests	13	14	38	34
Net income attributable to Aon shareholders	$501	$379	$1,524	$1,292

Basic net income per share attributable to Aon shareholders	$2.35	$1.67	$7.11	$5.69
Diluted net income per share attributable to Aon shareholders	$2.33	$1.66	$7.07	$5.66
Weighted average ordinary shares outstanding - basic	213.3	227.0	214.3	227.0
Weighted average ordinary shares outstanding - diluted	214.7	228.0	215.6	228.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2022	2021	2022	2021
Net income	$514	$393	$1,562	$1,326
Less: Net income attributable to noncontrolling interests	13	14	38	34
Net income attributable to Aon shareholders	501	379	1,524	1,292
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(9)	(1)	(8)	10
Foreign currency translation adjustments	(436)	115	(443)	45
Postretirement benefit obligation	28	33	61	62
Total other comprehensive income (loss)	(417)	147	(390)	117
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)	—
Total other comprehensive income (loss) attributable to Aon shareholders	(417)	147	(389)	117
Comprehensive income attributable to Aon shareholders	$84	$526	$1,135	$1,409
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$740	$544
Short-term investments	243	292
Receivables, net	3,648	3,094
Fiduciary assets	16,864	14,386
Other current assets	672	716
Total current assets	22,167	19,032
Goodwill	8,295	8,434
Intangible assets, net	491	492
Fixed assets, net	505	529
Operating lease right-of-use assets	704	786
Deferred tax assets	771	766
Prepaid pension	1,284	1,366
Other non-current assets	503	512
Total assets	$34,720	$31,917

Liabilities and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,728	$2,192
Short-term debt and current portion of long-term debt	739	1,164
Fiduciary liabilities	16,864	14,386
Other current liabilities	1,746	1,331
Total current liabilities	21,077	19,073
Long-term debt	9,666	8,228
Non-current operating lease liabilities	691	772
Deferred tax liabilities	364	401
Pension, other postretirement, and postemployment liabilities	1,277	1,375
Other non-current liabilities	857	910
Total liabilities	33,932	30,759

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2022 - 211.6; 2021 - 214.8)	2	2
Additional paid-in capital	6,669	6,624
Accumulated deficit	(1,727)	(1,694)
Accumulated other comprehensive loss	(4,260)	(3,871)
Total Aon shareholders' equity	684	1,061
Noncontrolling interests	104	97
Total equity	788	1,158
Total liabilities and equity	$34,720	$31,917
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares purchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291
Net income	—	—	501	—	13	514
Shares issued - employee stock compensation plans	0.4	(50)	—	—	—	(50)
Shares purchased	(1.7)	—	(500)	—	—	(500)
Share-based compensation expense	—	92	—	—	—	92
Dividends to shareholders ($0.56 per share)	—	—	(119)	—	—	(119)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(436)	—	(436)
Net postretirement benefit obligation	—	—	—	28	—	28
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at June 30, 2022	211.6	$6,671	$(1,727)	$(4,260)	$104	$788

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares purchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361
Net income	—	—	379	—	14	393
Shares issued - employee stock compensation plans	0.5	(52)	—	—	—	(52)
Shares purchased	(1.1)	—	(242)	—	—	(242)
Share-based compensation expense	—	85	—	—	—	85
Dividends to shareholders ($0.51 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	115	—	115
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at June 30, 2021	225.6	$6,383	$1,823	$(3,744)	$105	$4,567
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2022	2021
Cash flows from operating activities
Net income	$1,562	$1,326
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(47)	(1)
Depreciation of fixed assets	78	82
Amortization and impairment of intangible assets	53	76
Share-based compensation expense	211	216
Deferred income taxes	(36)	115
Change in assets and liabilities:
Receivables, net	(674)	(477)
Accounts payable and accrued liabilities	(408)	(295)
Current income taxes	137	83
Pension, other postretirement and postemployment liabilities	(36)	(80)
Other assets and liabilities	291	300
Cash provided by operating activities	1,131	1,345
Cash flows from investing activities
Proceeds from investments	65	41
Payments for investments	(39)	(29)
Net purchases of short-term investments - non fiduciary	38	22
Acquisition of businesses, net of cash and funds held on behalf of clients	(143)	—
Sale of businesses, net of cash and funds held on behalf of clients	22	9
Capital expenditures	(68)	(70)
Cash used for investing activities	(125)	(27)
Cash flows from financing activities
Share repurchase	(1,328)	(292)
Issuance of shares for employee benefit plans	(166)	(140)
Commercial paper issuances, net of repayments	(409)	—
Issuance of debt	1,471	13
Repayment of debt	—	(400)
Increase in fiduciary liabilities, net of fiduciary receivables	661	386
Cash dividends to shareholders	(229)	(219)
Noncontrolling interests and other financing activities	(37)	(84)
Cash used for financing activities	(37)	(736)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(423)	29
Net increase in cash and cash equivalents and funds held on behalf of clients	546	611
Cash, cash equivalents and funds held on behalf of clients at beginning of period	6,645	6,573
Cash, cash equivalents and funds held on behalf of clients at end of period	$7,191	$7,184
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$740	$1,091
Funds held on behalf of clients	6,451	6,093
Total cash and cash equivalents and funds held on behalf of clients	$7,191	$7,184
Supplemental disclosures:
Interest paid	$155	$162
Income taxes paid, net of refunds	$275	$239
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Basis of Presentation
The accompanying Condensed Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. GAAP. The Condensed Consolidated Financial Statements include the accounts of Aon plc and all of its controlled subsidiaries (“Aon” or the “Company”). Intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.
Certain information and disclosures normally included in the Condensed Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2022.
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
Revision of Previously Issued Financial Statements
During the fourth quarter of 2021, the Company identified and corrected an immaterial presentation error related to Funds held on behalf of clients in the Consolidated Statements of Cash Flows. The Company made appropriate revisions to its Condensed Consolidated Statements of Cash Flows for historical periods. Further information is contained in Note 1 “Basis of Presentation” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassification
Certain amounts in prior periods' Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation. In prior periods, commercial paper issuances and repayments were included in Issuance of debt and Repayment of debt, respectively, in the Condensed Consolidated Statements of Cash Flows. The net amount of commercial paper activity is now disclosed separately in Commercial paper issuances, net of repayments in the Condensed Consolidated Statements of Cash Flows. For the period ended June 30, 2021, commercial paper issuances reclassified from Issuance of debt was $1,100 million and commercial paper repayments reclassified from Repayment of debt was $1,100 million. Further information on the gross commercial paper activity for the current and prior year periods is included within the Liquidity and Financial Conditions section of Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2. Accounting Principles and Practices
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Condensed Consolidated Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Commercial Risk Solutions	$1,692	$1,643	$3,411	$3,283
Reinsurance Solutions	537	500	1,513	1,422
Health Solutions	414	391	1,052	1,006
Wealth Solutions	343	356	688	711
Eliminations	(3)	(4)	(11)	(11)
Total revenue	$2,983	$2,886	$6,653	$6,411
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$1,339	$1,263	$2,756	$2,571
Americas other than United States	288	268	564	518
United Kingdom	489	498	1,017	1,028
Ireland	25	39	54	72
Europe, Middle East, & Africa other than United Kingdom and Ireland	469	499	1,527	1,590
Asia Pacific	373	319	735	632
Total revenue	$2,983	$2,886	$6,653	$6,411
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$254	$241	$361	$339
Additions	354	336	702	682
Amortization	(361)	(357)	(818)	(800)
Impairment	—	—	—	—
Foreign currency translation and other	(8)	2	(6)	1
Balance at end of period	$239	$222	$239	$222
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$184	$185	$179	$184
Additions	12	15	27	28
Amortization	(12)	(13)	(24)	(25)
Impairment	—	—	—	—
Foreign currency translation and other	(2)	(12)	—	(12)
Balance at end of period	$182	$175	$182	$175

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At June 30, 2022, Cash and cash equivalents and Short-term investments were $983 million compared to $836 million at December 31, 2021, an increase of $147 million. Of the total balances, $153 million and $160 million were restricted as to their use at June 30, 2022 and December 31, 2021, respectively. Included within Short-term investments as of June 30, 2022 and December 31, 2021, were £84.3 million ($103.4 million at June 30, 2022 exchange rates and $112.8 million at December 31, 2021 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign currency remeasurement	$27	$(13)	$(1)	$(9)
Gain from sales of businesses	22	1	47	1
Equity earnings	3	3	4	4
Pension and other postretirement	(3)	8	(6)	14
Financial instruments and other	(19)	—	11	(13)
Total	$30	$(1)	$55	$(3)
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$93	$101	$90	$98
Provision	4	21	10	27
Accounts written off, net of recoveries	(9)	(19)	(12)	(23)
Foreign currency translation and other	3	(1)	3	—
Balance at end of period	$91	$102	$91	$102
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2022	December 31, 2021
Costs to fulfill contracts with customers (1)	$239	$361
Prepaid expenses	140	137
Taxes receivable	68	53
Other	225	165
Total	$672	$716
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2022	December 31, 2021
Costs to obtain contracts with customers (1)	$182	$179
Taxes receivable	90	95
Investments	64	64
Leases	52	63
Other	115	111
Total	$503	$512
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2022	December 31, 2021
Deferred revenue (1)	$327	$321
Taxes payable	272	149
Leases	199	213
Other	948	648
Total	$1,746	$1,331
(1)During the three and six months ended June 30, 2022, revenue of $170 million and $373 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2021, revenue of $173 million and $344 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2022	December 31, 2021
Taxes payable (1)	$621	$609
Compensation and benefits	62	58
Leases	37	46
Deferred revenue	33	70
Other	104	127
Total	$857	$910
(1)Includes $129 million and $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of June 30, 2022 and December 31, 2021, respectively.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
During the three and six months ended June 30, 2022 the Company completed one and two acquisitions, respectively, and no acquisitions during the three and six months ended June 30, 2021. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisition (in millions):

June 30, 2022
Consideration transferred
Cash	$145
Deferred and contingent consideration	5
Aggregate consideration transferred	$150
Assets acquired
Goodwill	$78
Intangible assets	69
Other assets (1)	22
Total assets acquired	169
Liabilities assumed:
Total liabilities assumed	19
Net assets acquired	$150
(1)Includes Cash and cash equivalents of $2 million and an insignificant amount of funds held on behalf of clients.
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2022 Acquisitions
On May 3, 2022, the Company completed the acquisition of 100% of the share capital of Karl Köllner group companies, a marine hull broker based in Germany.
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
Completed Dispositions
The Company completed one and three dispositions during the three and six months ended June 30, 2022, respectively, and one disposition during the three and six months ended June 30, 2021.
The pretax gains recognized related to dispositions were $22 million and $47 million for the three and six months ended June 30, 2022, respectively. There was $1 million of pretax gains recognized related to dispositions for the three and six months ended June 30, 2021. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.

7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2022 are as follows (in millions):

Balance as of December 31, 2021	$8,434
Goodwill related to current year acquisitions	78
Goodwill related to disposals	(11)
Foreign currency translation and other	(206)
Balance as of June 30, 2022	$8,295
Other intangible assets by asset class are as follows (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,219	$1,811	$408	$2,289	$1,848	$441
Tradenames	14	14	—	14	13	1
Technology and other	433	350	83	407	357	50
Total	$2,666	$2,175	$491	$2,710	$2,218	$492
The estimated future amortization for finite-lived intangible assets as of June 30, 2022 is as follows (in millions):

Remainder of 2022	$63
2023	92
2024	79
2025	65
2026	46
2027	32
Thereafter	114
Total	$491
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
On December 2, 2021, Aon Corporation and Aon Global Holdings plc co-issued $500 million of 2.60% Senior Notes set to mature on December 2, 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.
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

Revolving Credit Facilities
As of June 30, 2022, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2022, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2022.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $1.0 billion under the U.S. Program and €625 million ($660 million at June 30, 2022 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at June 30, 2022. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	June 30, 2022	December 31, 2021
Commercial paper outstanding	$240	$665
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average commercial paper outstanding	$375	$65	$473	$41
Weighted average interest rate of commercial paper outstanding	0.68%	0.17%	0.18%	0.18%
9. Income Taxes
The effective tax rate on Net income was 18.8% and 19.4% for the three and six months ended June 30, 2022, respectively. The effective tax rate on Net income was 34.1% and 24.8% for the three and six months ended June 30, 2021, respectively.
For the three and six months ended June 30, 2022, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
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
10. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (the “Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s class A ordinary shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	1.7	1.1	4.5	1.3
Average price per share	$292.06	$235.84	$293.56	$232.53
Repurchase costs recorded to retained earnings	$500	$242	$1,328	$292
At June 30, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $7.9 billion. Under the Repurchase Program, the Company has repurchased a total of 154.1 million shares for an aggregate cost of approximately $19.6 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average ordinary shares outstanding	213.3	227.0	214.3	227.0
Dilutive effect of potentially issuable shares	1.4	1.0	1.3	1.1
Diluted weighted average ordinary shares outstanding	214.7	228.0	215.6	228.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 1.3 million and 1.1 million shares excluded from the calculation for the three and six months ended June 30, 2022, respectively. There were 0.2 million and 0.1 million shares excluded from the calculation for the three and six months ended June 30, 2021, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications, net	(5)	(442)	16	(431)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(4)	—	61	57
Tax expense	1	—	(16)	(15)
Amounts reclassified from accumulated other comprehensive income, net (3)	(3)	—	45	42
Net current period other comprehensive income (loss)	(8)	(442)	61	(389)
Balance at June 30, 2022	$(6)	$(1,775)	$(2,479)	$(4,260)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	9	45	8	62
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	71	72
Tax expense	—	—	(17)	(17)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	54	55
Net current period other comprehensive income (loss)	10	45	62	117
Balance at June 30, 2021	$11	$(1,000)	$(2,755)	$(3,744)
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
11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	21	17	17	14	4	3
Expected return on plan assets, net of administration expenses	(34)	(35)	(27)	(32)	(8)	(8)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	8	8	17	20	3	3
Net periodic (benefits) cost	(5)	(9)	7	2	(1)	(2)
Loss on pension settlement	—	—	—	—	—	—
Total net periodic (benefit) cost	$(5)	$(9)	$7	$2	$(1)	$(2)

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	44	33	34	28	9	6
Expected return on plan assets, net of administration expenses	(70)	(69)	(54)	(64)	(17)	(16)
Amortization of prior-service cost	1	2	—	—	—	—
Amortization of net actuarial loss	15	16	33	39	7	7
Net periodic (benefits) cost	(10)	(18)	13	3	(1)	(3)
Loss on pension settlement	—	—	1	—	—	—
Total net periodic (benefit) cost	$(10)	$(18)	$14	$3	$(1)	$(3)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contributions to U.K. pension plans	$2	$2	$5	$6
Contributions to U.S. pension plans	7	8	25	46
Contributions to other major pension plans	2	2	10	10
Total contributions	$11	$12	$40	$62
12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted share units	$55	$44	$142	$110
Performance share awards	36	39	63	100
Employee share purchase plans	2	2	6	6
Total share-based compensation expense	$93	$85	$211	$216
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Six Months Ended June 30,
	2022		2021
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,075	$203	3,309	$163
Granted	1,019	$278	861	$238
Vested	(950)	$178	(1,094)	$151
Forfeited	(117)	$214	(116)	$171
Non-vested at end of period	3,027	$235	2,960	$189
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $562 million as of June 30, 2022, with a remaining weighted average amortization period of approximately 2.0 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the six months ended June 30, 2022 and the years ended December 31, 2021 and 2020, respectively (shares in thousands and dollars in millions, except fair value per share):

	June 30, 2022	December 31, 2021	December 31, 2020
Target PSAs granted during period	300	382	500
Weighted average fair value per share at date of grant	$311	$225	$163
Number of shares that would be issued based on current performance levels	299	727	957
Unamortized expense, based on current performance levels	$84	$90	$25
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Foreign exchange contracts
Accounted for as hedges	$613	$629	$16	$27	$—	$—
Not accounted for as hedges (3)	373	412	1	2	1	—
Total	$986	$1,041	$17	$29	$1	$—
(1)Included within Other current assets ($7 million at June 30, 2022 and $21 million at December 31, 2021) or Other non-current assets ($10 million at June 30, 2022 and $8 million at December 31, 2021).
(2)Included within Other current liabilities ($1 million at June 30, 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Loss) Gain recognized in Accumulated other comprehensive loss	$(7)	$(2)	$(6)	$11
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$4	$—	$3	$(1)
Compensation and benefits	1	—	1	—
Total	$5	$—	$4	$(1)
The Company estimates that approximately $6 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2022, the Company recorded a loss of $15 million and gain of $17 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2021 the Company recorded a gain of $15 million and $8 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,333	$3,333	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$25	$—	$25	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,918	$2,918	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$40	$—	$40	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2022 or 2021. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2022 or 2021 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$500	$498	$499	$507
Long-term debt	$9,666	$8,947	$8,228	$9,204

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
Current Matters
On October 3, 2017, CCC invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 320 million ($202 million at June 30, 2022 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Hewitt Investment Consulting, Inc., now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to ERISA. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs have filed an appeal with the United States Court of Appeals for the Fourth Circuit. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims and appeal.
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($36 million at June 30, 2022 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
Aon Investments and AGI were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association NEBC. Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contended that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC asserted claims against Aon Investments for breach of fiduciary duty and breach of co-fiduciary duty, and alleged that Aon Investments and AGI were jointly and severally liable for damages, which included the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. In March 2022, the NEBC voluntarily dismissed all claims against AGI pursuant to a settlement between the NEBC and AGI. Aon and the NEBC are currently engaging in settlement discussions with respect to the remaining claims against Aon and have reached an agreement in principle to settle the matter.
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
Settled/Closed Matters
A retail insurance brokerage subsidiary of Aon was sued on September 6, 2018 in the United States District Court for the Southern District of New York by a client, Pilkington North America, Inc., that sustained damage from a tornado to its Ottawa, Illinois property. The lawsuit sought between $45 million and $85 million in property and business interruption damages from either its insurer or Aon. The insurer contended that insurance proceeds were limited to $15 million in coverage by a windstorm sub-limit purportedly contained in the policy procured by Aon for Pilkington. The insurer therefore tendered $15 million to Pilkington and denied coverage for the remainder of the loss. Pilkington sued the insurer and Aon seeking full coverage for the loss from the insurer or, in the alternative, seeking the same damages against Aon on various theories of professional liability if the court found that the $15 million sub-limit applied to the claim. In June 2022, the case was settled with no admission of liability on the part of Aon. In July 2022, Pilkington voluntarily dismissed all claims against Aon pursuant to the settlement.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $71 million at June 30, 2022, and $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $143 million at June 30, 2022 compared to $153 million at December 31, 2021.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND QUARTER 2022 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our second quarter of 2022 financial results.
•Revenue increased $97 million, or 3%, to $3.0 billion compared to the prior year period due primarily to organic revenue growth of 8%, partially offset by a 4% unfavorable impact if prior year period results were translated at current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact from acquisitions, divestitures, and other. For the first six months of 2022, revenue increased $242 million, or 4%, to $6.7 billion compared to the prior year period due primarily to organic revenue growth of 8%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
•Operating expenses were $2.3 billion, an increase of $69 million from the prior year period. The increase was due primarily to an increase in expense associated with 8% organic revenue growth, a $58 million charge related to certain legal settlements reached, and investments in long-term growth, partially offset by a $90 million favorable impact from foreign currency translation and a decrease in transaction costs incurred in the prior year period of $38 million. Operating expenses for the first six months of 2022 were $4.6 billion, an increase of $92 million compared to the prior year period primarily due to an increase in expense related to 8% organic revenue growth and a $58 million charge related to certain legal settlements reached, partially offset by a $133 million favorable impact from foreign currency translation and a decrease in transaction costs incurred in the prior year period of $73 million.
•Operating margin increased to 23.5% from 23.3% in the prior year period. The increase was driven by organic revenue growth of 8%, partially offset by an increase in operating expenses as listed above. Operating margin for the first six months of 2022 increased to 31.1% from 29.9% in the prior period. The increase was primarily driven by organic revenue growth of 8%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, Net income increased $121 million, or 31%, to $514 million compared to the prior year period. For the first six months of 2022, Net income increased $236 million, or 18%, to $1,562 million compared to the first six months of 2021.
•Diluted earnings per share was $2.33 compared to $1.66 per share for the prior year period. During the first six months of 2022, diluted earnings per share was $7.07 compared to $5.66 per share for the prior period.
•Cash flows provided by operating activities was $1,131 million for the first six months of 2022, a decrease of $214 million from the prior year period, primarily due to higher receivables and incentive compensation payments following strong performance in 2021, partially offset by strong operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2022:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 8% for the second quarter of 2022, driven by ongoing strong retention and net new business generation. Organic revenue growth was 8% for the first six months of 2022, driven by ongoing strong retention and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 26.2% for the second quarter of 2022 compared to 25.8% in the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by expense growth and investments in long-term growth. For the first six months of 2022, adjusted operating margin was 32.7% compared to 32.2% for the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by expense growth and investments in long-term growth.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.63 per share for the second quarter of 2022 and $7.47 per share for the first six months of 2022, compared to $2.29 and $6.57 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2022 by $212 million from the prior year period, to $1,063 million, reflecting a decrease in cash flows from operations, partially offset by a $2 million decrease in capital expenditures.
COVID-19 PANDEMIC
The COVID-19 pandemic has resulted, and may continue to result, in significant economic disruption and volatility, although much progress has been made in the development and distribution of vaccines, contributing to overall improved economic conditions globally. We continue to closely monitor the situation and its impacts on our business. We continue to be fully operational and in compliance with governmental restrictions considering the impact on health and safety of our colleagues, their families, and our clients. We continue to deploy business continuity protocols and our Smart Working strategy to facilitate remote working capabilities to ensure the health and safety of our colleagues, to deliver results on behalf of clients, and to comply with public health and travel guidelines and restrictions.
As the situation continues to evolve, the scale and duration of the disruption and impact of COVID-19 cannot be predicted, and COVID-19 may adversely affect our business and results of operations. However, for the three and six months ended June 30, 2022 the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely.
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions and public health crises continue to create volatility and uncertainty for our clients. Aon offers a wide range of risk assessment, consulting and advisory solutions designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We view ESG risks as presenting an important opportunity for Aon to work together as one firm to address client needs and improve our impact on ESG matters.
RUSSIAN WAR IN UKRAINE
The Russian war in Ukraine, initiated on February 24, 2022, has resulted in certain sanctions being imposed by jurisdictions in which we operate, including the U.S., the E.U., and the U.K., on Russia and certain Russian companies and individuals. The Company’s operations in Russia and Ukraine continue to represent an immaterial portion of the Company’s global operations and the war has not had a material impact on the Company’s global operations as of June 30, 2022.
The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Total revenue	$2,983	$2,886	$6,653	$6,411
Expenses			0
Compensation and benefits	1,639	1,628	3,406	3,347
Information technology	115	115	238	229
Premises	73	76	145	153
Depreciation of fixed assets	40	41	78	82
Amortization and impairment of intangible assets	25	36	53	76
Other general expense	391	318	666	607
Total operating expenses	2,283	2,214	4,586	4,494
Operating income	700	672	2,067	1,917
Interest income	5	3	8	6
Interest expense	(102)	(78)	(193)	(157)
Other income (expense)	30	(1)	55	(3)
Income before income taxes	633	596	1,937	1,763
Income tax expense	119	203	375	437
Net income	514	393	1,562	1,326
Less: Net income attributable to noncontrolling interests	13	14	38	34
Net income attributable to Aon shareholders	$501	$379	$1,524	$1,292
Diluted net income per share attributable to Aon shareholders	$2.33	$1.66	$7.07	$5.66
Weighted average ordinary shares outstanding - diluted	214.7	228.0	215.6	228.1
Revenue
Total revenue increased $97 million, or 3%, in the second quarter of 2022 compared to the second quarter of 2021. This increase reflects organic revenue growth of 8%, partially offset by a 4% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other. For the first six months of 2022, revenue increased by $242 million, or 4% compared to the prior year period. This increase reflects organic revenue growth of 8%, partially offset by a 3% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $49 million, or 3%, to $1.7 billion in the second quarter of 2022, compared to $1.6 billion in the second quarter of 2021. Organic revenue growth was 7% in the second quarter of 2022, driven by growth across every major geography, reflecting strong retention and management of the renewal book portfolio. Strength in retail brokerage was highlighted by double-digit growth in EMEA, the Pacific, and Latin America, driven by continued strength in core P&C, as well as strong growth in project-related work, partially offset by a decline in transaction solutions due to lower external deal volume. Results also reflect solid growth globally in the affinity business across both consumer and business solutions, including growth in the travel and events practice. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact. For the first six months of 2022, revenue increased $128 million, or 4%, to $3.4 billion, compared to $3.3 billion in the first six months of 2021. Organic revenue growth was 8% in the first six months of 2022, driven by growth across every major geography, including double-digit growth in Asia and the Pacific, driven by strong retention and management of the renewal book portfolio. Results also reflect strong growth in project-related work, partially offset by a decline in transaction solutions due to lower external deal volume. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact overall.

Reinsurance Solutions revenue increased $37 million, or 7%, to $537 million in the second quarter of 2022, compared to $500 million in the second quarter of 2021. Organic revenue growth was 9% in the second quarter of 2022, driven by double-digit growth in treaty, reflecting continued net new business generation globally and strong retention, as well as strong growth in facultative placements. For the first six months of 2022 revenue increased $91 million, or 6%, to $1.5 billion, compared to $1.4 billion in the first six months of 2021. Organic revenue growth was 8% in the first six months of 2022, driven by continued net new business generation in treaty and strong growth in facultative placements. Market impact was modestly positive on results for the three and six months ended June 30, 2022. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is largely driven by facultative placements and capital markets that are more transactional in nature.
Health Solutions revenue increased $23 million, or 6%, to $414 million in the second quarter of 2022, compared to $391 million in the second quarter of 2021. Organic revenue growth was 11% in the second quarter of 2022, driven by double-digit growth across every major geography. Growth in core health and benefits brokerage was driven by strong retention and management of the renewal book portfolio, as well as a positive impact from the timing of certain revenues. Strength in health and benefits included continued growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Human Capital, driven by data and advisory solutions. For the first six months of 2022, revenue increased $46 million, or 5%, to $1,052 million, compared to $1,006 million in the first six months of 2021. Organic revenue growth was 9% in the first six months of 2022, reflecting growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book portfolio. Strength in health and benefits included growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Human Capital, driven by data and advisory solutions.
Wealth Solutions revenue decreased $13 million, or 4%, to $343 million in the second quarter of 2022, compared to $356 million in the second quarter of 2021. Organic revenue growth was 3% overall in the second quarter of 2022, driven by growth in Retirement Consulting, driven by higher utilization rates and project-related work related to pension de-risking and ongoing impacts of regulatory changes. Results also reflect growth in Investments, driven by performance fees, partially offset by a decline in AUM-based delegated investment management revenue. For the first six months of 2022, revenue decreased $23 million, or 3%, to $688 million, compared to $711 million in the first six months of 2021. Organic revenue growth was 2% in the first six months of 2022, reflecting growth in delegated investment management, as well as growth in Retirement Consulting, primarily from higher utilization rates and project-related work.
Compensation and Benefits
Compensation and benefits expenses increased $11 million, or 1%, in the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily driven by an increase in expense associated with 8% organic revenue growth, partially offset by a $71 million favorable impact from foreign currency translation. For the first six months of 2022, compensation and benefits increased $59 million, or 2%, compared to the first six months of 2021. The increase was primarily driven by an increase in expense associated with 8% organic revenue growth, partially offset by a $108 million favorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, was flat in the second quarter of 2022 compared to the second quarter of 2021. For the first six months of 2022, Information technology increased $9 million, or 4%, compared to the first six months of 2021. The increase was primarily driven by an increase in expense associated with 8% organic revenue growth, partially offset by a $5 million favorable impact from foreign currency translation.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, decreased $3 million, or 4%, in the second quarter of 2022 compared to the second quarter of 2021. This decrease was primarily driven by a $4 million favorable impact from foreign currency translation. For the first six months of 2022, Premises expenses decreased $8 million, or 5%, compared to the first six months of 2021. This decrease was primarily driven by a $6 million favorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $1 million, or 2%, in the second quarter of 2022 compared to the second quarter of 2021. For the first six months of 2022, Depreciation of fixed assets decreased $4 million, or 5%, compared to the first six months of 2021.

Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangible assets decreased $11 million, or 31%, in the second quarter of 2022 compared to the second quarter of 2021. For the first six months of 2022, Amortization and impairment of intangibles decreased $23 million, or 30%, compared to the first six months of 2021.
Other General Expense
Other general expense in the second quarter of 2022 increased $73 million, or 23%, compared to the second quarter of 2021 due primarily to an increase in expense associated with 8% organic revenue growth, including an increase in travel and entertainment expense, and a $58 million charge in connection with certain legal settlements reached, partially offset by a $38 million decrease in transaction costs. For the first six months of 2022, Other general expense increased $59 million, or 10%, compared to the prior year period due primarily to an increase in expense associated with 8% organic revenue growth, including an increase in travel and entertainment expense, and a $58 million charge in connection with certain legal settlements reached, partially offset by a $73 million decrease in transaction costs.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2022, Interest income was $5 million, compared to $3 million in the second quarter of 2021. For the first six months of 2022, Interest income was $8 million, compared to $6 million in the first six months of 2021.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $102 million for the second quarter of 2022, an increase of $24 million, or 31%, from the second quarter of 2021. The increase was driven primarily by higher outstanding term debt. For the first six months of 2022, Interest expense was $193 million, an increase of $36 million, or 23%, from the prior year period. The increase was driven primarily by higher outstanding term debt.
Other Income (Expense)
Other income was $30 million for the second quarter of 2022, compared to Other expense of $1 million for the second quarter of 2021. Other income for the second quarter of 2022 primarily reflects a gain on sale of a business in Commercial Risk Solutions. Other income was $55 million for the first six months of 2022, compared to $3 million of Other expense for the first six months of 2021. Other income includes $47 million of gains from the disposal of businesses in Commercial Risk Solutions and Wealth Solutions, compared to $1 million in the prior year period.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the second quarter of 2022 was $633 million, a 6% increase from $596 million in the second quarter of 2021 and Income before income taxes was $1.9 billion for the first six months of 2022, a 10% increase from $1.8 billion for the first six months of 2021.
Income Taxes
The effective tax rates on Net income were 18.8% and 34.1% for the second quarter of 2022 and 2021, respectively. The effective tax rates on Net income were 19.4% and 24.8% for the first six months ended June 30, 2022 and 2021, respectively.
For the six months ended June 30, 2022, the tax rate was primarily driven the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2022 increased to $501 million, or $2.33 per diluted share, from $379 million, or $1.66 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2022 increased to $1,524 million, or $7.07 per diluted share, from $1,292 million, or $5.66 per diluted share, in the prior year period.

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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended June 30,
	2022	2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,692	$1,643	3%	(4)%	—%	—%	7%
Reinsurance Solutions	537	500	7	(5)	—	3	9
Health Solutions	414	391	6	(3)	—	(2)	11
Wealth Solutions	343	356	(4)	(5)	—	(2)	3
Eliminations	(3)	(4)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,983	$2,886	3%	(4)%	—%	(1)%	8%

	Six Months Ended June 30,
	2022	2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$3,411	$3,283	4%	(3)%	—%	(1)%	8%
Reinsurance Solutions	1,513	1,422	6	(3)	—	1	8
Health Solutions	1,052	1,006	5	(3)	—	(1)	9
Wealth Solutions	688	711	(3)	(3)	—	(2)	2
Eliminations	(11)	(11)	N/A	N/A	N/A	N/A	N/A
Total revenue	$6,653	$6,411	4%	(3)%	—%	(1)%	8%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2022 and 2021, respectively, was $7 million and $2 million. Fiduciary investment income for the six months ended June 30, 2022 and 2021, respectively, was $9 million and $4 million.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$2,983	$2,886	$6,653	$6,411

Operating income - as reported	$700	$672	$2,067	$1,917
Amortization and impairment of intangible assets	25	36	53	76
Transaction costs and other charges related to the combination and resulting termination (1)	—	38	—	73
Legal settlements (2)	58	—	58	—
Operating income - as adjusted	$783	$746	$2,178	$2,066

Operating margin - as reported	23.5%	23.3%	31.1%	29.9%
Operating margin - as adjusted	26.2%	25.8%	32.7%	32.2%
(1)As part of the proposed combination with WTW, which was subsequently terminated in the third quarter of 2021, certain transaction costs were incurred by the Company through the first and second quarter of 2021. These costs included advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures, some of which were terminated.
(2)In connection with certain legal settlements reached, a $58 million charge was recognized in the second quarter of 2022.

Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, along with certain pension settlements, when applicable, and related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$700	$83	$783
Interest income	5	—	5
Interest expense	(102)	—	(102)
Other income (expense)	30	—	30
Income before income taxes	633	83	716
Income tax expense (1)	119	19	138
Net income	514	64	578
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$501	$64	$565

Diluted net income per share attributable to Aon shareholders	$2.33	$0.30	$2.63

Weighted average ordinary shares outstanding - diluted	214.7	—	214.7
Effective tax rates (1)	18.8%		19.3%

	Three Months Ended June 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$672	$74	$746
Interest income	3	—	3
Interest expense	(78)	—	(78)
Other income (expense)	(1)	—	(1)
Income before income taxes	596	74	670
Income tax expense (1)	203	(68)	135
Net income	393	142	535
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$379	$142	$521

Diluted net income per share attributable to Aon shareholders	$1.66	$0.63	$2.29

Weighted average ordinary shares outstanding - diluted	228.0	—	228.0
Effective tax rates (1)	34.1%		20.1%

	Six Months Ended June 30, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$2,067	$111	$2,178
Interest income	8	—	8
Interest expense	(193)	—	(193)
Other income (expense)	55	—	55
Income before income taxes	1,937	111	2,048
Income tax expense (1)	375	25	400
Net income	1,562	86	1,648
Less: Net income attributable to noncontrolling interests	38	—	38
Net income attributable to Aon shareholders	$1,524	$86	$1,610

Diluted net income per share attributable to Aon shareholders	$7.07	$0.40	$7.47

Weighted average ordinary shares outstanding - diluted	215.6	—	215.6
Effective tax rates (1)	19.4%		19.5%

	Six Months Ended June 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,917	$149	$2,066
Interest income	6	—	6
Interest expense	(157)	—	(157)
Other income (expense)	(3)	—	(3)
Income before income taxes	1,763	149	1,912
Income tax expense (1)	437	(57)	380
Net income	1,326	206	1,532
Less: Net income attributable to noncontrolling interests	34	—	34
Net income attributable to Aon shareholders	$1,292	$206	$1,498

Diluted net income per share attributable to Aon shareholders	$5.66	$0.91	$6.57

Weighted average ordinary shares outstanding - diluted	228.1	—	228.1
Effective tax rates (1)	24.8%		19.9%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain transaction costs and other charges related to the combination and resulting termination and certain legal settlements, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the three and six months ended June 30, 2021 was adjusted to exclude the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.

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

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$1,131	$1,345
Capital expenditures	(68)	(70)
Free cash flow	$1,063	$1,275
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
Currency fluctuations had an unfavorable impact of $0.09 and an unfavorable impact of $0.28 on net income per diluted share during the three and six months ended June 30, 2022, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.19 on net income per diluted share during the three and six months ended June 30, 2021, respectively, if 2020 results were translated at 2021 rates.
Currency fluctuations had an unfavorable impact of $0.10 and an unfavorable of $0.29 on adjusted net income per diluted share during the three and six months ended June 30, 2022, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.04 and a favorable impact of $0.22 on adjusted net income per diluted share during the three and six months ended June 30, 2021, respectively, if 2020 results were translated at 2021 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations and available cash reserves; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our credit facilities, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, and shareholder dividends. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term. Although there continues to be uncertainties around future economic conditions due to COVID-19, we have largely returned to normal levels of liquidity and will continue to monitor our needs as economic conditions change.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.5 billion and $6.1 billion at June 30, 2022 and December 31, 2021, respectively, and fiduciary receivables of $10.4 billion and $8.3 billion at June 30, 2022 and December 31, 2021, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2022, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2022 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$740	$—	$3,361	$4,101
Money market funds	—	243	3,090	3,333
Cash, Short-term investments, and funds held on behalf of clients	740	243	6,451	7,434
Fiduciary receivables	—	—	10,413	10,413
Total	$740	$243	$16,864	$17,847

Cash and cash equivalents and funds held on behalf of clients increased $546 million in 2022. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$1,131	$1,345
Cash used for investing activities	$(125)	$(27)
Cash used for financing activities	$(37)	$(736)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(423)	$29
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2022 decreased $214 million, or 16%, from the prior year period to $1,131 million. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $40 million for the six months ended June 30, 2022, as compared to $62 million for the six months ended June 30, 2021. For the remainder of 2022, we expect to contribute approximately $34 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $125 million during the six months ended June 30, 2022, an increase of $98 million compared to $27 million of Cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisitions of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $49 million as compared to December 31, 2021. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first six months of 2022, we completed two acquisitions for total consideration transferred of $150 million. Total cash consideration, net of cash and funds held on behalf of clients acquired was $143 million. During the first six months of 2022, we completed three dispositions. We had a net cash inflow related to dispositions of $22 million for the first six months of 2022. The pretax gains recognized in the Condensed Consolidated Statements of Income related to dispositions were $22 million and $47 million for the three and six months ended June 30, 2022, respectively.
During the first six months of 2021, we completed no acquisitions and one business was sold. There was a $1 million gain in the Condensed Consolidated Statement of Cash Flows related to prior year acquisitions.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $68 million and $70 million for the six months ended June 30, 2022 and 2021, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases, much of which supports our flexible Smart Working strategy.

Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2022 was $37 million, a decrease of $699 million compared to $736 million of Cash flow used for financing activities in the prior year period. The primary drivers of cash flow provided by (used for) financing activities are repayments of debt, issuances of debt, share repurchases, changes in net fiduciary liabilities, dividends paid to shareholders, issuances of shares for employee benefit plans, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares repurchased	1.7	1.1	4.5	1.3
Average price per share	$292.06	$235.84	$293.56	$232.53
Repurchase costs recorded to retained earnings	$500	$242	$1,328	$292
At June 30, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $7.9 billion. Under the Repurchase Program, we have repurchased a total of 154.1 million shares for an aggregate cost of approximately $19.6 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2022 was $10.4 billion, an increase of $1.0 billion compared to December 31, 2021. Further, commercial paper activity during the six months ended June 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total issuances (1)	$6,045	$850	$7,701	$1,100
Total repayments	(5,902)	(850)	(8,110)	(1,100)
Net repayments	$143	$—	$(409)	$—
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

Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of June 30, 2022 and December 31, 2021, we had distributable profits in excess of $31.1 billion and $32.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of June 30, 2022, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2022, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2022.
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
The major rating agencies’ ratings of our debt at July 29, 2022 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $71 million at June 30, 2022, compared to $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $143 million at June 30, 2022, compared to $153 million at December 31, 2021.

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

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2022
Revenue	$—
Operating loss	$(50)
Expense from non-guarantor subsidiaries before income taxes	$(335)
Net loss	$(503)
Net loss attributable to Aon shareholders	$(503)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2022	December 31, 2021
Receivables due from non-guarantor subsidiaries	$3,683	$1,646
Other current assets	63	57
Total current assets	$3,746	$1,703

Non-current receivables due from non-guarantor subsidiaries	$482	$498
Other non-current assets	898	882
Total non-current assets	$1,380	$1,380

Payables to non-guarantor subsidiaries	$15,722	$13,509
Other current liabilities	2,436	2,013
Total current liabilities	$18,158	$15,522

Non-current payables to non-guarantor subsidiaries	$7,225	$7,139
Other non-current liabilities	10,891	9,512
Total non-current liabilities	$18,116	$16,651

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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” in the Notes to Consolidated Financial Statements as discussed in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2022, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2022 and 2023, respectively. We generally do not hedge exposures beyond three years.

We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.09 impact and an unfavorable $0.28 impact during the three and six months ended June 30, 2022, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.10 impact and an unfavorable $0.29 impact during the three and six months ended June 30, 2022, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/22 - 4/30/22	609,011	$328.39	609,011	$8,192,261,168
5/1/22 - 5/31/22	649,047	$278.55	649,047	$8,011,471,489
6/1/22 - 6/30/22	453,885	$262.64	453,885	$7,892,262,500
	1,711,943	$292.06	1,711,943	$7,892,262,500
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2022.
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

Aon plc
(Registrant)

July 29, 2022	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021)
10.1#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 23, 2022)

10.2#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Greg Case (Incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on June 23, 2022)

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