Form 10-Q
period 2022-09-30
Aon plc
filed 2022-10-28
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

+353 1 266 6000
(Registrant’s Telephone Number,
Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.85% Senior Notes due 2027	AON27	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.05% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.60% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.00% Senior Notes due 2032	AON32	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.90% Senior Notes due 2051	AON51	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 3.90% Senior Notes due 2052	AON52	New York Stock Exchange

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 27, 2022: 206,852,936

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission (the “SEC”), that could impact results include:
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
•the extent to which we are exposed to certain risks, including lawsuits, related to our actions we may take in being responsible for making decisions on behalf of clients in our investment businesses or in other advisory services that we currently provide, or will provide in the future;
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
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AGI	Allianz Global Investors U.S. LLC
AUM	Assets Under Management
CCC	Christchurch City Council
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
E.U.	European Union
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
LOC	Letter of Credit
NEBC	National Employee Benefits Committee
P&C	Property and Casualty
PSA	Performance Share Awards
RSU	Restricted Share Units
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
WTW	Willis Towers Watson Public Limited Company

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2022	2021	2022	2021
Revenue
Total revenue	$2,696	$2,702	$9,349	$9,113
Expenses
Compensation and benefits	1,532	1,835	4,938	5,182
Information technology	133	130	371	359
Premises	71	98	216	251
Depreciation of fixed assets	37	56	115	138
Amortization and impairment of intangible assets	34	36	87	112
Other general expense	299	1,348	965	1,955
Total operating expenses	2,106	3,503	6,692	7,997
Operating income (loss)	590	(801)	2,657	1,116
Interest income	7	3	15	9
Interest expense	(103)	(80)	(296)	(237)
Other income (expense)	16	10	71	7
Income (loss) before income taxes	510	(868)	2,447	895
Income tax expense	92	23	467	460
Net income (loss)	418	(891)	1,980	435
Less: Net income attributable to noncontrolling interests	10	9	48	43
Net income (loss) attributable to Aon shareholders	$408	$(900)	$1,932	$392

Basic net income (loss) per share attributable to Aon shareholders	$1.93	$(3.99)	$9.06	$1.73
Diluted net income (loss) per share attributable to Aon shareholders	$1.92	$(3.99)	$9.00	$1.72
Weighted average ordinary shares outstanding - basic	210.9	225.4	213.2	226.5
Weighted average ordinary shares outstanding - diluted	212.6	225.4	214.6	227.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2022	2021	2022	2021
Net income (loss)	$418	$(891)	$1,980	$435
Less: Net income attributable to noncontrolling interests	10	9	48	43
Net income (loss) attributable to Aon shareholders	408	(900)	1,932	392
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(8)	(5)	(16)	5
Foreign currency translation adjustments	(676)	(153)	(1,119)	(108)
Postretirement benefit obligation	26	25	87	87
Total other comprehensive loss	(658)	(133)	(1,048)	(16)
Less: Other comprehensive income attributable to noncontrolling interests	1	—	—	—
Total other comprehensive loss attributable to Aon shareholders	(659)	(133)	(1,048)	(16)
Comprehensive income (loss) attributable to Aon shareholders	$(251)	$(1,033)	$884	$376
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$692	$544
Short-term investments	251	292
Receivables, net	2,971	3,094
Fiduciary assets	14,699	14,386
Other current assets	563	716
Total current assets	19,176	19,032
Goodwill	7,979	8,434
Intangible assets, net	456	492
Fixed assets, net	510	529
Operating lease right-of-use assets	668	786
Deferred tax assets	819	766
Prepaid pension	1,140	1,366
Other non-current assets	475	512
Total assets	$31,223	$31,917

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,798	$2,192
Short-term debt and current portion of long-term debt	711	1,164
Fiduciary liabilities	14,699	14,386
Other current liabilities	1,480	1,331
Total current liabilities	18,688	19,073
Long-term debt	10,116	8,228
Non-current operating lease liabilities	667	772
Deferred tax liabilities	332	401
Pension, other postretirement, and postemployment liabilities	1,237	1,375
Other non-current liabilities	853	910
Total liabilities	31,893	30,759

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2022 - 207.6; 2021 - 214.8)	2	2
Additional paid-in capital	6,772	6,624
Accumulated deficit	(2,638)	(1,694)
Accumulated other comprehensive loss	(4,919)	(3,871)
Total Aon shareholders' equity (deficit)	(783)	1,061
Noncontrolling interests	113	97
Total equity (deficit)	(670)	1,158
Total liabilities and equity (deficit)	$31,223	$31,917
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares repurchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291
Net income	—	—	501	—	13	514
Shares issued - employee stock compensation plans	0.4	(50)	—	—	—	(50)
Shares repurchased	(1.7)	—	(500)	—	—	(500)
Share-based compensation expense	—	92	—	—	—	92
Dividends to shareholders ($0.56 per share)	—	—	(119)	—	—	(119)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(436)	—	(436)
Net postretirement benefit obligation	—	—	—	28	—	28
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at June 30, 2022	211.6	$6,671	$(1,727)	$(4,260)	$104	$788
Net income	—	—	408	—	10	418
Shares issued - employee stock compensation plans	0.2	11	(1)	—	—	10
Shares repurchased	(4.2)	—	(1,200)	—	—	(1,200)
Share-based compensation expense	—	93	—	—	—	93
Dividends to shareholders ($0.56 per share)	—	—	(118)	—	—	(118)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(677)	1	(676)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at September 30, 2022	207.6	$6,774	$(2,638)	$(4,919)	$113	$(670)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2021	225.5	$6,314	$1,042	$(3,861)	$88	$3,583
Net income	—	—	913	—	20	933
Shares issued - employee stock compensation plans	0.9	(87)	—	—	—	(87)
Shares repurchased	(0.2)	—	(50)	—	—	(50)
Share-based compensation expense	—	131	—	—	—	131
Dividends to shareholders ($0.46 per share)	—	—	(104)	—	—	(104)
Net change in fair value of financial instruments	—	—	—	11	—	11
Net foreign currency translation adjustments	—	—	—	(70)	—	(70)
Net postretirement benefit obligation	—	—	—	29	—	29
Purchases of subsidiary shares from noncontrolling interests	—	(8)	—	—	(6)	(14)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2021	226.2	$6,350	$1,801	$(3,891)	$101	$4,361
Net income	—	—	379	—	14	393
Shares issued - employee stock compensation plans	0.5	(52)	—	—	—	(52)
Shares repurchased	(1.1)	—	(242)	—	—	(242)
Share-based compensation expense	—	85	—	—	—	85
Dividends to shareholders ($0.51 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	(1)	—	(1)
Net foreign currency translation adjustments	—	—	—	115	—	115
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Balance at June 30, 2021	225.6	$6,383	$1,823	$(3,744)	$105	$4,567
Net income (loss)	—	—	(900)	—	9	(891)
Shares issued - employee stock compensation plans	0.2	18	(1)	—	—	17
Shares repurchased	(4.4)	—	(1,251)	—	—	(1,251)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.51 per share)	—	—	(116)	—	—	(116)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(153)	—	(153)
Net postretirement benefit obligation	—	—	—	25	—	25
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(24)	(24)
Balance at September 30, 2021	221.4	$6,531	$(445)	$(3,877)	$90	$2,299
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2022	2021
Cash flows from operating activities
Net income	$1,980	$435
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(53)	(2)
Depreciation of fixed assets	115	138
Amortization and impairment of intangible assets	87	112
Share-based compensation expense	304	346
Deferred income taxes	(87)	83
Change in assets and liabilities:
Receivables, net	(146)	(79)
Accounts payable and accrued liabilities	(255)	22
Current income taxes	136	47
Pension, other postretirement and postemployment liabilities	(44)	(101)
Other assets and liabilities	140	250
Cash provided by operating activities	2,177	1,251
Cash flows from investing activities
Proceeds from investments	71	51
Payments for investments	(95)	(68)
Net sales (purchases) of short-term investments - non fiduciary	15	(2)
Acquisition of businesses, net of cash and funds held on behalf of clients	(154)	(3)
Sale of businesses, net of cash and funds held on behalf of clients	80	8
Capital expenditures	(126)	(102)
Cash used for investing activities	(209)	(116)
Cash flows from financing activities
Share repurchase	(2,528)	(1,543)
Issuance of shares for employee benefit plans	(156)	(122)
Commercial paper issuances, net of repayments	(425)	151
Issuance of debt	1,967	999
Repayment of debt	—	(413)
Increase in fiduciary liabilities, net of fiduciary receivables	1,200	786
Cash dividends to shareholders	(347)	(335)
Noncontrolling interests and other financing activities	(50)	(117)
Cash used for financing activities	(339)	(594)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(1,079)	(93)
Net increase in cash and cash equivalents and funds held on behalf of clients	550	448
Cash, cash equivalents and funds held on behalf of clients at beginning of period	6,645	6,573
Cash, cash equivalents and funds held on behalf of clients at end of period	$7,195	$7,021
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$692	$609
Funds held on behalf of clients	6,503	6,412
Total cash and cash equivalents and funds held on behalf of clients	$7,195	$7,021
Supplemental disclosures:
Interest paid	$219	$193
Income taxes paid, net of refunds	$418	$330
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2022.
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
Reclassification
Certain amounts in prior periods' Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation. In prior periods, commercial paper issuances and repayments were included in Issuance of debt and Repayment of debt, respectively, in the Condensed Consolidated Statements of Cash Flows. The net amount of commercial paper activity is now disclosed separately in Commercial paper issuances, net of repayments in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2021, commercial paper issuances reclassified from Issuance of debt was $2,174 million and commercial paper repayments reclassified from Repayment of debt was $2,024 million. Further information on the gross commercial paper activity for the current and prior year periods is included within the Liquidity and Financial Conditions section of Part I Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
2. Accounting Principles and Practices
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Condensed Consolidated Financial Statements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial Risk Solutions	$1,482	$1,505	$4,893	$4,788
Reinsurance Solutions	396	353	1,909	1,775
Health Solutions	494	497	1,546	1,503
Wealth Solutions	326	351	1,014	1,062
Eliminations	(2)	(4)	(13)	(15)
Total revenue	$2,696	$2,702	$9,349	$9,113
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$1,338	$1,329	$4,094	$3,900
Americas other than United States	250	230	814	748
United Kingdom	331	340	1,348	1,368
Ireland	22	22	76	94
Europe, Middle East, & Africa other than United Kingdom and Ireland	403	438	1,930	2,028
Asia Pacific	352	343	1,087	975
Total revenue	$2,696	$2,702	$9,349	$9,113
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$239	$222	$361	$339
Additions	320	340	1,022	1,022
Amortization	(291)	(310)	(1,109)	(1,110)
Impairment	—	—	—	—
Foreign currency translation and other	(12)	(3)	(18)	(2)
Balance at end of period	$256	$249	$256	$249
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$182	$175	$179	$184
Additions	8	12	35	40
Amortization	(12)	(11)	(36)	(36)
Impairment	—	—	—	—
Foreign currency translation and other	(2)	(2)	(2)	(14)
Balance at end of period	$176	$174	$176	$174

4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At September 30, 2022, Cash and cash equivalents and Short-term investments were $943 million compared to $836 million at December 31, 2021, an increase of $107 million. Of the total balances, $144 million and $160 million were restricted as to their use at September 30, 2022 and December 31, 2021, respectively. Included within Short-term investments as of September 30, 2022 and December 31, 2021, were £91.4 million ($97.7 million at September 30, 2022 exchange rates) and £84.3 million ($112.8 million at December 31, 2021 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign currency remeasurement	$40	$20	$39	$11
Gain from sales of businesses	6	1	53	2
Equity earnings	2	3	6	7
Pension and other postretirement	(3)	5	(9)	19
Financial instruments and other	(29)	(19)	(18)	(32)
Total	$16	$10	$71	$7
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$91	$102	$90	$98
Provision	2	3	12	30
Accounts written off, net of recoveries	1	(8)	(11)	(31)
Foreign currency translation and other	(12)	1	(9)	1
Balance at end of period	$82	$98	$82	$98
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2022	December 31, 2021
Costs to fulfill contracts with customers (1)	$256	$361
Prepaid expenses	123	137
Taxes receivable	64	53
Other	120	165
Total	$563	$716
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2022	December 31, 2021
Costs to obtain contracts with customers (1)	$176	$179
Taxes receivable	88	95
Investments	62	64
Leases	48	63
Other	101	111
Total	$475	$512
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2022	December 31, 2021
Deferred revenue (1)	$250	$321
Taxes payable	241	149
Leases	180	213
Other	809	648
Total	$1,480	$1,331
(1)During the three and nine months ended September 30, 2022, revenue of $108 million and $481 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2021, revenue of $104 million and $448 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2022	December 31, 2021
Taxes payable (1)	$628	$609
Compensation and benefits	61	58
Leases	33	46
Deferred revenue	33	70
Other	98	127
Total	$853	$910
(1)Includes $129 million and $145 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of September 30, 2022 and December 31, 2021, respectively.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed two and four acquisitions during the three and nine months ended September 30, 2022, respectively, and completed one acquisition during the three and nine months ended September 30, 2021. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

September 30, 2022
Consideration transferred
Cash	$153
Deferred and contingent consideration	6
Aggregate consideration transferred	$159
Assets acquired
Goodwill	$80
Intangible assets	75
Other assets (1)	23
Total assets acquired	178
Liabilities assumed:
Total liabilities assumed	19
Net assets acquired	$159
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
2022 Acquisitions
On September 12, 2022, the Company completed the purchase of certain assets of Praxiom Risk Management, a provider of professional risk management in the U.S.
On August 1, 2022, the Company completed the purchase of certain assets of U.S. Advisors, Inc., a broker based in the U.S.
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
Completed Dispositions
The Company completed no dispositions during the three months ended September 30, 2022 and three dispositions during the nine months ended September 30, 2022, and two and three dispositions during the three and nine months ended September 30, 2021, respectively.
The pretax gains recognized related to dispositions for the three months ended September 30, 2022 were $6 million. The pretax gains recognized related to dispositions for the nine months ended September 30, 2022 were $53 million. The pretax gains and losses recognized related to the dispositions were insignificant for the three and nine months ended September 30, 2021. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2022 are as follows (in millions):

Balance as of December 31, 2021	$8,434
Goodwill related to current year acquisitions	80
Goodwill related to current year disposals	(11)
Foreign currency translation and other	(524)
Balance as of September 30, 2022	$7,979
Other intangible assets by asset class are as follows (in millions):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,115	$1,734	$381	$2,289	$1,848	$441
Tradenames	14	14	—	14	13	1
Technology and other	417	342	75	407	357	50
Total	$2,546	$2,090	$456	$2,710	$2,218	$492
The estimated future amortization for finite-lived intangible assets as of September 30, 2022 is as follows (in millions):

Remainder of 2022	$25
2023	93
2024	78
2025	66
2026	46
2027	33
Thereafter	115
Total	$456
8. Debt
Notes
On September 12, 2022, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $500 million of 5.00% Senior Notes due September 2032. The Company intends to use the net proceeds from the offering for general corporate purposes.
On February 28, 2022, Aon Corporation and Aon Global Holdings plc co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
On December 2, 2021, Aon Corporation and Aon Global Holdings plc co-issued $500 million of 2.60% Senior Notes due December 2, 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.
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
Revolving Credit Facilities
As of September 30, 2022, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide approximately $1.8 billion in available credit. Effective October 19, 2022, the expiration date of the $750 million multi-currency U.S. credit facility was extended one year to October 2024.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At September 30, 2022, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2022.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $1.0 billion under the U.S. Program and €625 million ($601 million at September 30, 2022 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at September 30, 2022. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	September 30, 2022	December 31, 2021
Commercial paper outstanding	$211	$665
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average commercial paper outstanding	$483	$386	$476	$157
Weighted average interest rate of commercial paper outstanding	1.66%	0.09%	0.69%	0.11%
9. Income Taxes
The effective tax rate on Net income was 18.0% and 19.1% for the three and nine months ended September 30, 2022, respectively. The effective tax rate on Net income (loss) was (2.6)% and 51.4% for the three and nine months ended September 30, 2021, respectively.
For the three and nine months ended September 30, 2022, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
For the three and nine months ended September 30, 2021, the quarter-to-date tax rate was primarily driven by the impact of the $1 billion payment made in connection with the termination of the proposed combination with WTW (the “Termination Fee”). The year-to-date tax rate was primarily driven by the Termination Fee, the U.K. tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation on June 10, 2021, which increased the corporate income tax rate from 19% to 25% with effect from April 1, 2023, and the Company remeasured its U.K. deferred tax assets and liabilities accordingly.

10. Shareholders’ Equity (Deficit)
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased	4.2	4.4	8.7	5.7
Average price per share	$284.39	$283.38	$289.14	$272.11
Repurchase costs recorded to accumulated deficit	$1,200	$1,251	$2,528	$1,543
At September 30, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $6.7 billion. Under the Repurchase Program, the Company has repurchased a total of 158.4 million shares for an aggregate cost of approximately $20.8 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average ordinary shares outstanding	210.9	225.4	213.2	226.5
Dilutive effect of potentially issuable shares	1.7	—	1.4	1.2
Diluted weighted average ordinary shares outstanding	212.6	225.4	214.6	227.7
Potentially issuable shares are not included in the computation of Diluted net income (loss) per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 1.0 million and 0.9 million shares excluded from the calculation for the three and nine months ended September 30, 2022, respectively. Due to the net loss for the three months ended September 30, 2021, 1.5 million shares were excluded from the calculation. There were no shares excluded from the calculation for the nine months ended September 30, 2021.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications, net	(13)	(1,119)	20	(1,112)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(3)	—	90	87
Tax expense	—	—	(23)	(23)
Amounts reclassified from accumulated other comprehensive income, net (3)	(3)	—	67	64
Net current period other comprehensive income (loss)	(16)	(1,119)	87	(1,048)
Balance at September 30, 2022	$(14)	$(2,452)	$(2,453)	$(4,919)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications, net	4	(108)	8	(96)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	104	105
Tax expense	—	—	(25)	(25)
Amounts reclassified from accumulated other comprehensive income, net (3)	1	—	79	80
Net current period other comprehensive income (loss)	5	(108)	87	(16)
Balance at September 30, 2021	$6	$(1,153)	$(2,730)	$(3,877)
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	20	16	17	15	5	3
Expected return on plan assets, net of administration expenses	(32)	(34)	(27)	(33)	(8)	(8)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	7	8	17	19	3	4
Net periodic (benefits) cost	(4)	(9)	7	1	—	(1)
Loss on pension settlement	—	—	—	—	—	—
Total net periodic (benefit) cost	$(4)	$(9)	$7	$1	$—	$(1)

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	64	49	51	43	14	9
Expected return on plan assets, net of administration expenses	(102)	(103)	(81)	(97)	(25)	(24)
Amortization of prior-service cost	2	3	—	—	—	—
Amortization of net actuarial loss	22	24	50	58	10	11
Net periodic (benefits) cost	(14)	(27)	20	4	(1)	(4)
Loss on pension settlement	—	—	1	—	—	—
Total net periodic (benefit) cost	$(14)	$(27)	$21	$4	$(1)	$(4)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contributions to U.K. pension plans	$1	$2	$6	$8
Contributions to U.S. pension plans	7	8	32	54
Contributions to other major pension plans	2	2	12	12
Total contributions	$10	$12	$50	$74

12. Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted share units	$54	$46	$196	$156
Performance share awards	35	36	98	136
Employee share purchase plans and other (1)	4	48	10	54
Total share-based compensation expense	$93	$130	$304	$346
(1)The three and nine months ended September 30, 2021 include expenses related to the Aon United Growth Ownership Plan.
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
The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Nine Months Ended September 30,
	2022		2021
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	3,075	$203	3,309	$163
Granted	1,058	$278	1,164	$250
Vested	(1,067)	$186	(1,147)	$151
Forfeited	(152)	$218	(166)	$176
Non-vested at end of period	2,914	$235	3,160	$199
(1)Represents per share weighted average fair value of award at date of grant.
Unamortized deferred compensation expense amounted to $511 million as of September 30, 2022, with a remaining weighted average amortization period of approximately 2.0 years.
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
The following table summarizes the Company’s target PSAs granted and shares that would be issued at current performance levels for PSAs granted during the nine months ended September 30, 2022 and the years ended December 31, 2021 and 2020, respectively (shares in thousands and dollars in millions, except fair value per share):

	September 30, 2022	December 31, 2021	December 31, 2020
Target PSAs granted during period	300	382	500
Weighted average fair value per share at date of grant	$311	$225	$163
Number of shares that would be issued based on current performance levels	299	726	958
Unamortized expense, based on current performance levels	$76	$75	$13

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Foreign exchange contracts
Accounted for as hedges	$612	$629	$6	$27	$(2)	$—
Not accounted for as hedges (3)	313	412	—	2	(2)	—
Total	$925	$1,041	$6	$29	$(4)	$—
(1)Included within Other current assets ($2 million at September 30, 2022 and $21 million at December 31, 2021) or Other non-current assets ($4 million at September 30, 2022 and $8 million at December 31, 2021).
(2)Included within Other current liabilities ($3 million at September 30, 2022) and Other non-current liabilities ($1 million at September 30, 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) Gain recognized in Accumulated other comprehensive loss	$(12)	$(6)	$(18)	$5
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$—	$(1)	$3	$(2)
Compensation and benefits	(1)	1	—	1
Total	$(1)	$—	$3	$(1)
The Company estimates that approximately $10 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and nine months ended September 30, 2022, the Company recorded a loss of $28 million and $11 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2021, the Company recorded a loss of $17 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,864	$2,864	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$12	$—	$12	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,918	$2,918	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$40	$—	$40	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2022 or 2021. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2022 or 2021 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$500	$498	$499	$507
Long-term debt	$10,116	$8,875	$8,228	$9,204

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
Current Matters
On October 3, 2017, CCC invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claims damages of approximately NZD 320 million ($180 million at September 30, 2022 exchange rates) plus interest and costs. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.
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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon is cooperating with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($31 million at September 30, 2022 exchange rates). Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.

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
Aon Investments and AGI were sued on September 16, 2020, in the U.S. District Court for the Southern District of New York by the Blue Cross and Blue Shield Association NEBC. Aon Investments and its predecessors provided investment advisory services to NEBC since 2009. The NEBC contended that it suffered investment losses exceeding $2 billion in several Structured Alpha funds managed by AGI and recommended by Aon. The NEBC asserted claims against Aon Investments for breach of fiduciary duty and breach of co-fiduciary duty, and alleged that Aon Investments and AGI were jointly and severally liable for damages, which included the restoration of investment losses, disgorgement of fees and profits, and attorneys’ fees. In March 2022, the NEBC voluntarily dismissed all claims against AGI pursuant to a settlement between the NEBC and AGI. In August 2022, the case was settled with no admission of liability on the part of Aon. In September 2022, NEBC and Aon each voluntarily dismissed all claims remaining in the action, including all claims asserted by NEBC against Aon, and all claims asserted by Aon against NEBC and third-party defendants, pursuant to the settlement.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $69 million at September 30, 2022, and $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $132 million at September 30, 2022 compared to $153 million at December 31, 2021.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2022 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2022 financial results.
•Revenue was flat at $2.7 billion compared to the prior year period due primarily to organic revenue growth of 5% and a 1% favorable impact from fiduciary investment income, offset by a 5% unfavorable impact if prior year period results were translated at current period foreign exchange rates (“foreign currency translation”) and a 1% unfavorable impact from acquisitions, divestitures, and other. For the first nine months of 2022, revenue increased $236 million, or 3%, to $9.3 billion compared to the prior year period due primarily to organic revenue growth of 7%, partially offset by a 4% unfavorable impact from foreign currency translation.
•Operating expenses were $2.1 billion, a decrease of $1.4 billion from the prior year period. The decrease was due primarily to the $1.0 billion Termination Fee payment and certain transaction costs incurred related to terminating the combination with WTW in the prior year period (together, the “transaction costs”) and a $138 million favorable impact from foreign currency translation, partially offset by an increase in expense associated with 5% organic revenue growth and investments in long-term growth. Operating expenses for the first nine months of 2022 were $6.7 billion, a decrease of $1.3 billion compared to the prior year period primarily due to transaction costs incurred in the prior year period and a $271 million favorable impact from foreign currency translation, partially offset by an increase in expense related to 7% organic revenue growth.
•Operating margin increased to 21.9% from (29.6)% in the prior year period. The increase was driven by a decrease in operating expenses as listed above and organic revenue growth of 5%. Operating margin for the first nine months of 2022 increased to 28.4% from 12.2% in the prior period. The increase was primarily driven by a decrease in operating expenses as listed above and organic revenue growth of 7%.
•Due to the factors set forth above, Net income (loss) increased $1.3 billion to $418 million compared to the prior year period. For the first nine months of 2022, Net income increased $1.5 billion to $2.0 billion compared to the first nine months of 2021.
•Diluted net income (loss) per share was $1.92 compared to $(3.99) per share for the prior year period. During the first nine months of 2022, diluted net income earnings per share was $9.00 compared to $1.72 per share for the prior period.
•Cash flows provided by operating activities was $2.2 billion for the first nine months of 2022, an increase of $926 million from the prior year period, primarily due to the $1.0 billion Termination Fee payment and additional payments related to terminating the combination with WTW and related costs in the prior year period, and strong operating income growth, partially offset by higher receivables and incentive compensation payments following strong performance in 2021.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2022:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 5% for the third quarter of 2022, driven by ongoing strong retention and net new business generation. Organic revenue growth was 7% for the first nine months of 2022, driven by ongoing strong retention and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 23.1% for the third quarter of 2022 compared to 22.1% in the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by increased expenses and investments in long-term growth. For the first nine months of 2022, adjusted operating margin was

30.0% compared to 29.2% for the prior year period. The increase in adjusted operating margin primarily reflects strong organic revenue growth, partially offset by increased expenses and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.02 per share for the third quarter of 2022 and $9.51 per share for the first nine months of 2022, compared to $1.74 and $8.31 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” increased in the first nine months of 2022 by $902 million from the prior year period, to $2.1 billion, reflecting an increase in cash flows from operations, partially offset by a $24 million increase in capital expenditures.
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
As the situation continues to evolve, the scale and duration of the disruption and impact of COVID-19 cannot be predicted, and COVID-19 may adversely affect our business and results of operations. However, for the three and nine months ended September 30, 2022 the impacts of COVID-19 on our business results have lessened and we have seen overall strength across the firm. We continue to monitor the situation closely.
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
RUSSIAN WAR IN UKRAINE
The Russian war in Ukraine, initiated on February 24, 2022, has resulted in certain sanctions being imposed by jurisdictions in which we operate, including the U.S., the E.U., and the U.K., on Russia and certain Russian companies and individuals. The Company’s operations in Russia and Ukraine continue to represent an immaterial portion of the Company’s global operations and the war has not had a material impact on the Company’s global operations as of September 30, 2022.
The Company continues to monitor the potential impacts on the business and the ancillary impacts that the military conflict could have on other global operations.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Total revenue	$2,696	$2,702	$9,349	$9,113
Expenses
Compensation and benefits	1,532	1,835	4,938	5,182
Information technology	133	130	371	359
Premises	71	98	216	251
Depreciation of fixed assets	37	56	115	138
Amortization and impairment of intangible assets	34	36	87	112
Other general expense	299	1,348	965	1,955
Total operating expenses	2,106	3,503	6,692	7,997
Operating income (loss)	590	(801)	2,657	1,116
Interest income	7	3	15	9
Interest expense	(103)	(80)	(296)	(237)
Other income (expense)	16	10	71	7
Income (loss) before income taxes	510	(868)	2,447	895
Income tax expense	92	23	467	460
Net income (loss)	418	(891)	1,980	435
Less: Net income attributable to noncontrolling interests	10	9	48	43
Net income (loss) attributable to Aon shareholders	$408	$(900)	$1,932	$392
Diluted net income (loss) per share attributable to Aon shareholders	$1.92	$(3.99)	$9.00	$1.72
Weighted average ordinary shares outstanding - diluted	212.6	225.4	214.6	227.7
Revenue
Total revenue was flat in the third quarter of 2022 compared to the third quarter of 2021. This reflects organic revenue growth of 5% and a 1% favorable impact from fiduciary investment income, offset by a 5% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other. For the first nine months of 2022, revenue increased by $236 million, or 3%, compared to the prior year period. This increase reflects organic revenue growth of 7%, partially offset by a 4% unfavorable impact from foreign currency translation.
Commercial Risk Solutions revenue decreased $23 million, or 2%, to $1.5 billion in the third quarter of 2022, compared to $1.5 billion in the third quarter of 2021. Organic revenue growth was 5% in the third quarter of 2022, driven by strong growth across most major geographies, reflecting strong retention, new business generation, and management of the renewal book portfolio. Strength in retail brokerage was highlighted by double-digit growth in the UK, Asia, and Latin America, driven by continued strength in core P&C. U.S. retail brokerage was pressured primarily by transaction solutions, which declined primarily due to lower external deal volume. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact. For the first nine months of 2022, revenue increased $105 million, or 2%, to $4.9 billion, compared to $4.8 billion in the first nine months of 2021. Organic revenue growth was 7% in the first nine months of 2022, driven by growth across every major geography, including double-digit growth in EMEA, Asia and the Pacific, and Latin America, driven by strong retention and management of the renewal book portfolio. Results also reflect strong growth in project-related work, partially offset by a decline in transaction solutions primarily due to lower external deal volume. On average globally, exposures and pricing were modestly positive, resulting in a modestly positive market impact overall.
Reinsurance Solutions revenue increased $43 million, or 12%, to $396 million in the third quarter of 2022, compared to $353 million in the third quarter of 2021. Organic revenue growth was 7% in the third quarter of 2022, driven by strong growth in treaty, reflecting strong retention and new business generation, as well as solid growth in both facultative placements and the

Strategy and Technology Group. For the first nine months of 2022 revenue increased $134 million, or 8%, to $1.9 billion, compared to $1.8 billion in the first nine months of 2021. Organic revenue growth was 7% in the first nine months of 2022, driven by continued net new business generation in treaty, as well as solid growth in both facultative placements and the Strategy and Technology Group. Market impact was modestly positive on results for the three and nine months ended September 30, 2022. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is largely driven by facultative placements and capital markets that are more transactional in nature.
Health Solutions revenue decreased $3 million, or 1%, to $494 million in the third quarter of 2022, compared to $497 million in the third quarter of 2021. Organic revenue growth was 5% in the third quarter of 2022, driven by double-digit growth in Human Capital, driven by data and advisory solutions. Results also reflect growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book portfolio, partially offset by a negative impact from the timing of certain revenues, as described in the second quarter and prior year period. For the first nine months of 2022, revenue increased $43 million, or 3%, to $1.5 billion, compared to $1.5 billion in the first nine months of 2021. Organic revenue growth was 8% in the first nine months of 2022, reflecting growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book portfolio. Strength in health and benefits included growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Human Capital, driven by data and advisory solutions.
Wealth Solutions revenue decreased $25 million, or 7%, to $326 million in the third quarter of 2022, compared to $351 million in the third quarter of 2021. Organic revenue growth was 2% overall in the third quarter of 2022, driven by growth in Retirement, reflecting higher utilization rates and project work related to pension de-risking and ongoing impacts of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue was partially offset by growth in project-related work. For the first nine months of 2022, revenue decreased $48 million, or 5%, to $1.0 billion, compared to $1.1 billion in the first nine months of 2021. Organic revenue growth was 2% in the first nine months of 2022, reflecting growth in Retirement, primarily from higher utilization rates and project-related work. In Investments, growth in project-related work was offset by a decrease in AUM-based delegated investment management revenue.
Compensation and Benefits
Compensation and benefits expenses decreased $303 million, or 17%, in the third quarter of 2022 compared to the third quarter of 2021. This decrease was primarily driven by a $245 million decrease in transaction costs and a $106 million favorable impact from foreign currency translation, partially offset by an increase in expense associated with 5% organic revenue growth. For the first nine months of 2022, compensation and benefits decreased $244 million, or 5%, compared to the first nine months of 2021. The decrease was primarily driven by a $245 million decrease in transaction costs and a $214 million favorable impact from foreign currency translation, partially offset by an increase in expense associated with 7% organic revenue growth.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $3 million, or 2%, in the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily driven by an increase in expense associated with 5% organic revenue growth, partially offset by a $17 million decrease in transaction costs. For the first nine months of 2022, Information technology increased $12 million, or 3%, compared to the first nine months of 2021. The increase was primarily driven by an increase in expense associated with 7% organic revenue growth, partially offset by a $17 million decrease in transaction costs.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, decreased $27 million, or 28%, in the third quarter of 2022 compared to the third quarter of 2021. This decrease was primarily driven by a $22 million decrease in transaction costs and an $8 million favorable impact from foreign currency translation. For the first nine months of 2022, Premises expenses decreased $35 million, or 14%, compared to the first nine months of 2021. The decrease was primarily driven by a $22 million decrease in transaction costs and a $14 million favorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $19 million, or 34%, in the third quarter of 2022 compared to the third quarter of 2021. This decrease was primarily driven by a $16 million decrease in transaction costs. For the first nine months of 2022, Depreciation of fixed assets decreased $23 million, or 17%, compared to the first nine months of 2021. The decrease was primarily driven by a $16 million decrease in transaction costs.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived tradenames and customer-related, contract-based, and technology assets. Amortization and impairment of intangible assets decreased $2 million, or 6%, in the third quarter of 2022 compared to the third quarter of 2021. For the first nine months of 2022, Amortization and impairment of intangibles decreased $25 million, or 22%, compared to the first nine months of 2021.
Other General Expense
Other general expense in the third quarter of 2022 decreased $1,049 million, or 78%, compared to the third quarter of 2021 due primarily to a decrease in transaction costs, partially offset by an increase in expense associated with 5% organic revenue growth, including an increase in travel and entertainment expense. For the first nine months of 2022, Other general expense decreased $990 million, or 51%, compared to the prior year period due primarily to a decrease in transaction costs, partially offset by an increase in expense associated with 7% organic revenue growth, including an increase in travel and entertainment expense.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2022, Interest income was $7 million, compared to $3 million in the third quarter of 2021. For the first nine months of 2022, Interest income was $15 million, compared to $9 million in the first nine months of 2021.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $103 million for the third quarter of 2022, an increase of $23 million, or 29%, from the third quarter of 2021. The increase primarily reflects an increase in total debt. For the first nine months of 2022, Interest expense was $296 million, an increase of $59 million, or 25%, from the prior year period. The increase primarily reflects an increase in total debt.
Other Income (Expense)
Other income was $16 million for the third quarter of 2022, compared to $10 million for the third quarter of 2021. Other income for the third quarter of 2022 primarily reflects net gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $71 million for the first nine months of 2022, compared to $7 million for the first nine months of 2021. Other income includes $53 million of gains from the disposal of businesses in Commercial Risk Solutions and Wealth Solutions, compared to $2 million in the prior year period.
Income (Loss) before Income Taxes
Due to the factors discussed above, Income (loss) before income taxes for the third quarter of 2022 was $510 million, a 159% increase from $(868) million in the third quarter of 2021, and Income before income taxes was $2,447 million for the first nine months of 2022, a 173% increase from $895 million for the first nine months of 2021.
Income Taxes
The effective tax rates on Net income (loss) were 18.0% and (2.6)% for the third quarter of 2022 and 2021, respectively. The effective tax rates on Net income were 19.1% and 51.4% for the first nine months ended September 30, 2022 and 2021, respectively.
For the three and nine months ended September 30, 2022, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
For the three and nine months ended September 30, 2021, the quarter-to-date tax rate was primarily driven by the impact of the Termination Fee. The year-to-date tax rate was primarily driven by the Termination Fee, the U.K. tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation on June 10, 2021 which increased the corporate income tax rate from 19% to 25% with effect from April 1, 2023 and we remeasured our U.K. deferred tax assets and liabilities accordingly.

Net Income (Loss) Attributable to Aon Shareholders
Net income (loss) attributable to Aon shareholders for the third quarter of 2022 increased to $408 million, or $1.92 per diluted share, from $(900) million, or $(3.99) per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2022 increased to $1.9 billion, or $9.00 per diluted share, from $392 million, or $1.72 per diluted share, in the prior year period.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, adjusted net income attributable to Aon shareholders, adjusted net income per share, other income (expense), as adjusted, adjusted effective tax rate, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. Management believes that these measures are important to make meaningful period-to-period comparisons and that this supplemental information is helpful to investors. Management also uses these measures to assess operating performance and performance for compensation. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,
	2022	2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,482	$1,505	(2)%	(5)%	1%	(3)%	5%
Reinsurance Solutions	396	353	12	(4)	3	6	7
Health Solutions	494	497	(1)	(4)	—	(2)	5
Wealth Solutions	326	351	(7)	(6)	—	(3)	2
Eliminations	(2)	(4)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,696	$2,702	—%	(5)%	1%	(1)%	5%

	Nine Months Ended September 30,
	2022	2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$4,893	$4,788	2%	(4)%	—%	(1)%	7%
Reinsurance Solutions	1,909	1,775	8	(3)	1	3	7
Health Solutions	1,546	1,503	3	(3)	—	(2)	8
Wealth Solutions	1,014	1,062	(5)	(4)	—	(3)	2
Eliminations	(13)	(15)	N/A	N/A	N/A	N/A	N/A
Total revenue	$9,349	$9,113	3%	(4)%	—%	—%	7%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2022 and 2021, was $26 million and $2 million, respectively. Fiduciary investment income for the nine months ended September 30, 2022 and 2021, was $35 million and $6 million, respectively.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,696	$2,702	$9,349	$9,113

Operating income (loss) - as reported	$590	$(801)	$2,657	$1,116
Amortization and impairment of intangible assets	34	36	87	112
Transaction costs and other charges related to the combination and resulting termination (1)	—	1,363	—	1,436
Legal settlements (2)	—	—	58	—
Operating income - as adjusted	$624	$598	$2,802	$2,664

Operating margin - as reported	21.9%	(29.6)%	28.4%	12.2%
Operating margin - as adjusted	23.1%	22.1%	30.0%	29.2%
(1)As part of the proposed combination with WTW, which was subsequently terminated in the third quarter of 2021, certain transaction costs were incurred by the Company through the third quarter of 2021. These costs included advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures, some of which were terminated, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model as a result of the termination. Additionally, this includes the $1 billion Termination Fee paid in connection with the termination of the combination.
(2)In connection with certain legal settlements reached, a $58 million charge was recognized in the second quarter of 2022.

Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the items identified above, along with certain pension settlements, when applicable, and related income taxes, because management does not believe these expenses are representative of our core earnings. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. A reconciliation of this non-GAAP measure to reported diluted net income (loss) per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$590	$34	$624
Interest income	7	—	7
Interest expense	(103)	—	(103)
Other income (expense)	16	—	16
Income before income taxes	510	34	544
Income tax expense (1)	92	12	104
Net income	418	22	440
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$408	$22	$430

Diluted net income per share attributable to Aon shareholders	$1.92	$0.10	$2.02

Weighted average ordinary shares outstanding - diluted	212.6	—	212.6
Effective tax rates (1)	18.0%		19.1%

	Three Months Ended September 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income (loss)	$(801)	$1,399	$598
Interest income	3	—	3
Interest expense	(80)	—	(80)
Other income (expense)	10	—	10
Income (loss) before income taxes	(868)	1,399	531
Income tax expense (1)	23	104	127
Net income (loss)	(891)	1,295	404
Less: Net income attributable to noncontrolling interests	9	—	9
Net income (loss) attributable to Aon shareholders	$(900)	$1,295	$395

Diluted net income (loss) per share attributable to Aon shareholders	$(3.99)	$5.73	$1.74

Weighted average ordinary shares outstanding - diluted (2)	225.4	1.5	226.9
Effective tax rates (1)	(2.6)%		23.9%

	Nine Months Ended September 30, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$2,657	$145	$2,802
Interest income	15	—	15
Interest expense	(296)	—	(296)
Other income (expense)	71	—	71
Income before income taxes	2,447	145	2,592
Income tax expense (1)	467	37	504
Net income	1,980	108	2,088
Less: Net income attributable to noncontrolling interests	48	—	48
Net income attributable to Aon shareholders	$1,932	$108	$2,040

Diluted net income per share attributable to Aon shareholders	$9.00	$0.51	$9.51

Weighted average ordinary shares outstanding - diluted	214.6	—	214.6
Effective tax rates (1)	19.1%		19.4%

	Nine Months Ended September 30, 2021
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,116	$1,548	$2,664
Interest income	9	—	9
Interest expense	(237)	—	(237)
Other income (expense)	7	—	7
Income before income taxes	895	1,548	2,443
Income tax expense (1)	460	47	507
Net income	435	1,501	1,936
Less: Net income attributable to noncontrolling interests	43	—	43
Net income attributable to Aon shareholders	$392	$1,501	$1,893

Diluted net income per share attributable to Aon shareholders	$1.72	$6.59	$8.31

Weighted average ordinary shares outstanding - diluted (2)	227.7	—	227.7
Effective tax rates (1)	51.4%		20.8%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain transaction costs and other charges related to the combination and resulting termination and certain legal and pension settlements, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the nine months ended September 30, 2021 was adjusted to exclude the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.
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

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$2,177	$1,251
Capital expenditures	(126)	(102)
Free cash flow	$2,051	$1,149
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
Currency fluctuations had a favorable impact of $0.04 and an unfavorable impact of $0.24 on net income per diluted share during the three and nine months ended September 30, 2022, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.13 on net income (loss) per diluted share during the three and nine months ended September 30, 2021, respectively, if 2020 results were translated at 2021 rates.
Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.34 on adjusted diluted earnings per share during the three and nine months ended September 30, 2022, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.24 on adjusted diluted earnings per share during the three and nine months ended September 30, 2021, respectively, if 2020 results were translated at 2021 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.5 billion and $6.1 billion at September 30, 2022 and December 31, 2021, respectively, and fiduciary receivables of $8.2 billion and $8.3 billion at September 30, 2022 and December 31, 2021, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2022, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2022 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$692	$—	$3,890	$4,582
Money market funds	—	251	2,613	2,864
Cash, Short-term investments, and funds held on behalf of clients	692	251	6,503	7,446
Fiduciary receivables	—	—	8,196	8,196
Total	$692	$251	$14,699	$15,642

Cash and cash equivalents and funds held on behalf of clients increased $550 million in 2022. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$2,177	$1,251
Cash used for investing activities	$(209)	$(116)
Cash used for financing activities	$(339)	$(594)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(1,079)	$(93)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2022 increased $926 million, or 74%, from the prior year period to $2,177 million. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, as well as changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $50 million for the nine months ended September 30, 2022, as compared to $74 million for the nine months ended September 30, 2021. For the remainder of 2022, we expect to contribute approximately $24 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow used for investing activities was $209 million during the nine months ended September 30, 2022, an increase of $93 million compared to $116 million of Cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow used for investing activities are acquisitions of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $41 million as compared to December 31, 2021. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2022, we completed four acquisitions for total consideration transferred of $159 million. Cash consideration, net of cash and funds held on behalf of clients acquired was $154 million. During the first nine months of 2022, we completed three dispositions. We had a net cash inflow related to dispositions of $80 million for the first nine months of 2022. The pretax gains recognized in the Condensed Consolidated Statements of Income related to dispositions were $6 million and $53 million for the three and nine months ended September 30, 2022, respectively.
During the first nine months of 2021, we completed one acquisition and three businesses were sold. The pretax gains and losses recognized in the Condensed Consolidated Statement of Income related to dispositions were insignificant related to prior year acquisitions.
Capital Expenditures
Our additions to fixed assets, including capitalized software, which amounted to $126 million and $102 million for the nine months ended September 30, 2022 and 2021, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases, much of which supports our flexible Smart Working strategy.

Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2022 was $339 million, a decrease of $255 million compared to $594 million of Cash flow used for financing activities in the prior year period. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, issuances of shares for employee benefit plans, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt and changes in net fiduciary liabilities.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares repurchased	4.2	4.4	8.7	5.7
Average price per share	$284.39	$283.38	$289.14	$272.11
Repurchase costs recorded to accumulated deficit	$1,200	$1,251	$2,528	$1,543
At September 30, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $6.7 billion. Under the Repurchase Program, the Company has repurchased a total of 158.4 million shares for an aggregate cost of approximately $20.8 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at September 30, 2022 was $10.8 billion, an increase of $1.4 billion compared to December 31, 2021. Further, commercial paper activity during the nine months ended September 30, 2022 and 2021 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total issuances (1)	$2,979	$1,074	$10,680	$2,174
Total repayments	(2,996)	(924)	(11,106)	(2,024)
Net repayments	$(17)	$150	$(426)	$150
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
On September 12, 2022, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $500 million of 5.00% Senior Notes due September 2032. The Company intends to use the net proceeds from the offering for general corporate purposes.
On February 28, 2022, Aon Corporation and Aon Global Holdings plc co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
On December 2, 2021, Aon Corporation and Aon Global Holdings plc co-issued $500 million aggregate principal amount of 2.60% Senior Notes due December 2031. The Company intends to use the net proceeds of the offering for general corporate purposes.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Retained earnings (accumulated deficit)). As of September 30, 2022 and December 31, 2021, we had distributable profits in excess of $29.8 billion and $32.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of September 30, 2022, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2023. In aggregate, these two facilities provide approximately $1.8 billion in available credit. Effective October 19, 2022, the expiration date of the $750 million multi-currency U.S. credit facility was extended one year to October 2024.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At September 30, 2022, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2022.
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
The major rating agencies’ ratings of our debt at October 28, 2022 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $69 million at September 30, 2022, compared to $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $132 million at September 30, 2022, compared to $153 million at December 31, 2021.
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
5.00% Senior Notes due September 2032
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2022
Revenue	$—
Operating loss	$(79)
Expense from non-guarantor subsidiaries before income taxes	$(597)
Net loss	$(827)
Net loss attributable to Aon shareholders	$(827)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2022	December 31, 2021
Receivables due from non-guarantor subsidiaries	$4,609	$1,646
Other current assets	87	57
Total current assets	$4,696	$1,703

Non-current receivables due from non-guarantor subsidiaries	$462	$498
Other non-current assets	938	882
Total non-current assets	$1,400	$1,380

Payables to non-guarantor subsidiaries	$22,476	$13,509
Other current liabilities	5,935	2,013
Total current liabilities	$28,411	$15,522

Non-current payables to non-guarantor subsidiaries	$2,340	$7,139
Other non-current liabilities	11,326	9,512
Total non-current liabilities	$13,666	$16,651
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2022, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2022 and 2023, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted net income per share would have a favorable $0.04 impact and an unfavorable $0.24 impact during the three and nine months ended September 30, 2022, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.05 impact and an unfavorable $0.34 impact during the three and nine months ended September 30, 2022, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/22 - 7/31/22	903,685	$276.64	903,685	$7,642,262,747
8/1/22 - 8/31/22	2,030,250	$290.61	2,030,250	$7,052,261,833
9/1/22 - 9/30/22	1,285,513	$280.03	1,285,513	$6,692,274,874
	4,219,448	$284.39	4,219,448	$6,692,274,874
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2022.
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

Aon plc
(Registrant)

October 28, 2022	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021)
4.1
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, AGL, AGH and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, AGL and the Trustee) (included in Exhibit 4.6 to the Current Report on Form 8-K12B filed by Aon plc on April 1, 2020).

4.2
Fourth Indenture Supplement, dated as of September 12, 2022, among Aon Corporation, AGH, the Guarantors and the Trustee (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on September 12, 2022).

4.3	Form of 5.000% Senior Notes due 2032 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on September 12, 2022).
10.1
Amendment No. 3 to the Credit Agreement among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, the lenders party thereto, and Citibank, N.A., as administrative agent, dated as of October 19, 2022 (Incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on October 21, 2022)

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