Form 10-K
period 2022-12-31
Aon plc
filed 2023-02-17
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $57,066,496,679 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 16, 2023: 205,142,379.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2023 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
•changes in the competitive environment, due to macroeconomic conditions or otherwise, or damage to our reputation;
•fluctuations in currency exchange, interest, or inflation rates that could impact our financial condition or results;
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
•our global tax rate being subject to a variety of different factors, including the adoption and implementation in the European Union, the United States, the United Kingdom, or other countries of the Organization for Economic Co-operation and Development tax proposals or other pending proposals in those and other countries, which could create volatility in that tax rate;
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
•the impact of any regulatory investigations brought in Ireland, the United Kingdom, the United States, and other countries;
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
•the effects of natural or man-made disasters, including the effects of the COVID-19 pandemic and other health pandemics and the impacts of climate change;

•any system or network disruption or breach resulting in operational interruption or improper disclosure of confidential, personal, or proprietary data, and resulting liabilities or damage to our reputation;
•our ability to develop, implement, update, and enhance new technology;
•the actions taken by third parties that perform aspects of our business operations and client services;
•the extent to which we are exposed to certain risks, including lawsuits, related to our actions we may take in being responsible for making decisions on behalf of clients in our investment businesses or in other advisory services that we currently provide, or will provide in the future;
•our ability to continue, and the costs and risks associated with growing, developing and integrating acquired business, and entering into new lines of business or products;
•our ability to secure regulatory approval and complete transactions, and the costs and risks associated with the failure to consummate proposed transactions;
•changes in commercial property and casualty markets, commercial premium rates or methods of compensation;
•our ability to develop and implement innovative growth strategies and initiatives intended to yield cost savings, and the ability to achieve such growth or cost savings; and
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us.
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

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
ABO	Accumulated Benefit Obligation
ASC	Accounting Standards Codification
AUM	Assets Under Management
BPS	Basis Points
CCC	Christchurch City Council
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
DCF	Discounted Cash Flow
DOL	Department of Labor
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, Corporate Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch, Inc.
GAAP	Generally Accepted Accounting Principles
GILTI	Global Intangible Low-Tax Income
I&D	Inclusion and Diversity
LOC	Letter of Credit
LPP	Leadership Performance Plan
MDI	Market Derived Income
NEBC	National Employee Benefits Committee
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board
PSA	Performance Share Awards
REIT	Real Estate Investment Trusts
ROU	Right-of-use
RPGIC	Retirement Plan Governance and Investment Committee
RSU	Restricted Share Units
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity
WTW	Willis Towers Watson Public Limited Company

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
Our clients are in over 120 countries and sovereignties and include all market segments and almost every industry. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions based upon return on invested capital.
BUSINESS SEGMENT
The Company operates as one segment that includes all of Aon’s continuing operations, which, as a global professional services firm, provides advice and solutions to clients focused on risk, health and wealth through four principal products and services: Commercial Risk Solutions, Reinsurance Solutions, Health Solutions, and Wealth Solutions. Collectively, these products and service lines make up our one segment: Aon United. In addition, the Company is continuing to expand on Aon United growth initiatives through its Aon Growth Ventures Group.
In 2022, our consolidated total revenue was $12,479 million. This includes $6,715 million in Commercial Risk Solutions, $2,190 million in Reinsurance Solutions, $2,224 million in Health Solutions, and $1,367 million in Wealth Solutions, before certain intercompany eliminations.
Principal Products and Services
Commercial Risk Solutions includes retail brokerage, specialty solutions, global risk consulting and captives management, and Affinity programs. In retail brokerage, our dedicated teams of risk professionals utilize comprehensive analytics capabilities and insights providing clients with risk advice for their organizations. We utilize Aon’s differentiated capabilities in industry sector- and segment-specific approaches, like Digital Client Solutions, to risk transfer options and deliver them through a variety of channels including bespoke solutions for complex needs, structured solutions for mid-market and small and medium-sized enterprises, and digital distribution including CoverWallet. Our specialty-focused organizational structure includes financial and professional lines, cyber, surety and trade credit, crisis management, transaction liability, climate, and intellectual property. We develop market leading insights on the most efficient risk transfer vehicles for clients in today’s complex and integrated risk environment to enable clients to make better decisions. Global risk consulting and captive management is a global leader in supporting better management of companies’ risk profiles by identifying and quantifying the risks they face, mapping out optimal risk mitigation, retention and transfer solutions and thus enabling them to be more informed to make better decisions for their businesses. Affinity programs include development, marketing, and administration of customized and targeted insurance programs, facilities, and other structured solutions, including Aon Client Treaty. We collaborate with sponsors and other privileged distribution channels through which Aon can deliver differentiated, highly targeted, and highly valuable solutions for unique risk solutions.
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests on an integrated basis. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Strategy and Technology Group combines strategic advice with data-driven consulting, analytics, and modeling tools, including Tyche, ReMetrica, and PathWise, to help clients deploy capital efficiently and effectively. We develop highly customized solutions that help clients drive growth and operational efficiency, improve balance sheet strength and resiliency, and comply with regulatory and operational requirements, including through the execution of reinsurance transactions. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, and mergers and acquisitions. We partner with insurers, reinsurers, investment firms, and corporations in executing innovative risk management products, capital market solutions and corporate finance advisory services.
Health Solutions includes consulting and brokerage, consumer benefits solutions, and human capital solutions. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for clients of all sizes across industries and geographies to manage risk, drive engagement, and strengthen the workforce through improved health and wellbeing. We partner with insurers and other strategic partners to develop and implement new and innovative solutions and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on global benefits, including insurance placement across more than 120 countries and sovereignties, program design and management, financing optimization, and enhanced employee experience, as well as assists in navigating global regulatory and compliance requirements in countries in which they operate. Consumer benefits solutions designs and delivers innovative voluntary consumer benefits that improve an employer’s total rewards strategy and positively impacts their employees’ financial and overall wellbeing. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products. Multi-channel and targeted communications solutions increase consumer benefit knowledge and enhance engagement. Our human capital team delivers data, analytics, and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking, total rewards strategy optimization, workforce analytics and benchmarking, workforce resilience planning, human capital integration in transaction situations, Corporate Governance, ESG consulting, and strategic employee communication.
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
Competition
Our business operates in a highly competitive and fragmented environment. We compete with numerous other global insurance brokers and consulting companies, including, among others, Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, Lockton Companies, Inc., as well as numerous other global, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that directly market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms.
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
Regulatory authorities in the U.S. and most other countries in which our operating subsidiaries conduct business may require individuals, entities, and related service providers to obtain a license from a government agency, including (but not limited to) licenses to operate as insurance producers, brokers, agents, consultants, reinsurance brokers, or managing general agents.
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
Further, pension and financial laws and regulations, including oversight and supervision by the FCA in the U.K., the SEC and the DOL in the U.S., and regulators in other countries govern certain of the retirement-related consulting services provided by Aon and its subsidiaries and affiliates. This includes Aon subsidiaries that provide investment advisory services regulated by various U.S. federal authorities including the SEC, DOL, and FINRA, as well as authorities on the state level. In addition, other services provided by Aon and its subsidiaries and affiliates, such as trustee services and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, securities, and insurance laws and regulations, and supervision.
Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 2% of our consolidated total revenues in 2022. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2022.
Aon United, Our Culture, and Human Capital Strategy
Our Culture
Our culture is driven by our values – committed as one firm to our purpose, united through trust as one inclusive, diverse team, and passionate about making our colleagues and clients successful. Our colleagues are the cornerstone of Aon's success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. Our Aon United strategy defines how Aon colleagues work together to deliver value to clients, setting a new standard for client leadership. Aon United is brought to life through our common client value creation model which scales strategies from across the firm to bring the best of Aon to clients. Each year, Aon makes significant philanthropic contributions to various organizations, supports numerous colleague volunteer opportunities, and offers paid time off to volunteer.
Colleagues
As of December 31, 2022, we employed approximately 50,000 employees and conducted our operations in more than 120 countries and sovereignties. Our colleagues’ diverse talents, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, grow, and retain the best talent in the industry. Our Inclusive People Leadership strategy is a central part of our Aon United Blueprint and is a key enabler to realizing our aspirations and purpose as a firm. At Aon, all colleagues are called upon to be leaders in embracing and modelling our Aon United values and behaviors. Inclusive People Leadership at Aon ensures that all colleagues – at every stage of their career journey – are equipped and motivated to deliver on our purpose and able to achieve their full potential. Colleagues benefit from our “Smart Working” approach. The aim of Smart Working is to create a healthy, productive, inclusive, and sustainable way of working, enabling colleagues to deliver their best work for clients from wherever they are best placed to do so. This strategy, which supports in person, hybrid, and virtual working, continues to be a source of positive feedback and strong engagement based on colleague surveys.
Training and Development
We invest significant resources to develop the talent needed to remain at the forefront of innovation and remain an attractive employer. Colleagues are invited to complete a variety of curricula to meet their career stage goals and developmental needs. We provide our colleagues what they need to learn, grow, and become the leaders our clients seek. From self-guided learning courses to advanced leadership programs, the curriculum is aligned to the Aon United Blueprint and Inclusive People Leader strategy. Aon’s investment in technology and use of virtual based learning and development programs allows us to deliver targeted offerings designed to advance all colleagues’ development.
Colleague Engagement and Retention
Providing an engaging and rewarding colleague experience is a top priority for our firm and understanding colleagues’ feedback helps us reach that goal. We use a variety of channels to facilitate open, on-going, and direct communication with colleagues. These channels include open forums and town halls with executives, colleague surveys, and engagement through our Business Resource Groups. Business Resource Groups are our independent, voluntary, non-profit associations that provide input, take action, and help identify opportunities for our firm to further commitments to I&D and belonging.
Our engagement survey process consists of frequent pulse surveys, as well as our annual all colleague support survey which enables us to understand how colleagues are engaging with their teams, the firm, and clients. This outreach effort allows us to gather insights more rapidly, take timely action to address feedback, and deliver on the needs of colleagues in real time – ensuring colleagues feel more connected, more valued and more relevant. The pulse surveys for 2022 were focused on topics such as manager and leadership support, delivering on our Aon Story, colleague wellbeing, I&D, talent acquisition and performance & rewards. Aon’s feedback from our workforce provides management a better understanding of evolving colleague viewpoints, and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see the “Risk Factors” section in Part I, Item 1A of this report.
Rewards
In addition to an inspired purpose and culture, we are proud to offer our colleagues a total rewards program that combines competitive pay, incentive opportunities, and benefits. Our compensation programs, including salary, recognition, cash, and equity incentives, are connected to our formal performance management, and career development approach. These programs serve to reward colleagues for their Aon United impact both in what they accomplish for clients, colleagues, and shareholders, how they achieve those results and how they deliver on our values. We maintain a global commitment to colleague wellbeing and play a key role in supporting colleagues across the physical, emotional, financial, and social spectrum. Our comprehensive benefit programs are competitive for the markets in which we operate and aligned with our values and culture. Eligible colleagues that were active on September 24, 2021 received a one-time stock based award enabling Aon colleagues to share in the future success of our Aon United mission.
Our compensation philosophy aligns with our Aon United strategy and delivering long-term shareholder value creation. Our executive incentives are based on driving results, delivery of strategic initiatives, and leadership. Beginning in 2021, 20% of the short-term incentives for senior executives are based on quantifiable performance against firm-wide I&D initiatives.
Inclusion and Diversity
We believe that inclusive and diverse teams produce better insight, better solutions, and ultimately the best outcomes for clients and Aon’s long-term success.

We are focused on being a firm that is representative of the communities in which we operate. We achieve this by aligning I&D actions to the following pillars: Recruitment, Education, Promotion, and Representation. We strongly believe that only when colleagues can be their authentic selves will they reach their full potential.
Our commitment to I&D starts from the top with our Board of Directors, including its I&D Sub-Committee. Our Global Inclusive Leadership Council is sponsored by our Chief Executive Officer and Chief People Officer. Regional Inclusive Leadership Councils and our Executive Leadership Teams are aligned to drive actions to increase the diversity of our teams. Our colleague-led Business Resource Groups also support execution and provide additional opportunities for colleagues to enhance our inclusive environment.
As of December 31, 2022, Aon’s global workforce was 54% women and 46% men, and the Aon Executive Committee which leads the firm was 48% women and 52% men. At the manager level, 28% of senior leaders and 43% of managers with one or more direct report were women. New colleague hires for the year were 51% women and 49% men. Aon’s U.S. workforce was 25% racially or ethnically diverse, calculated as a percentage of colleagues that have voluntarily disclosed their race or ethnicity to Aon. At the manager level, 13% of U.S. senior leaders and 18% of U.S. managers with one or more direct report were racially or ethnically diverse. New colleague hires for the year in the U.S. were 31% racially or ethnically diverse.
Our Apprenticeship Program
Apprenticeship programs help build a talent pipeline of highly skilled and diverse professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, Aon can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles. As a founding member of seven apprentice networks within the U.S., we partner with companies and organizations to assist them in building their own programs through sharing best practices and learnings. Across these networks, we have over 160 organizations committed as of December 31, 2022.
Aon's two-year Apprenticeship Program, which was implemented in the U.K. and U.S. in 2012 and 2017, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience. Aon provides motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. Over 585 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K.
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
The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the economy of the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in the broader economy or in specific markets (including as a result of endemics or pandemics, climate change, political unrest, actions by central banks, or otherwise) may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions and Reinsurance Solutions lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the revenue is determined as a percentage of premiums charged to our clients. In addition, certain discretionary services within our business, such as Human Capital, project-related work within Commercial Risk Solutions and Health Solutions, and transaction liability, may see a decrease in activity if the overall level of economic activity results in a reduction to our clients’ discretionary spending. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our business. In addition, decreased underwriting capacity for insurance and reinsurance may create difficulty for our professionals to place business, which may adversely impact our ability to earn revenue.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
As a global professional services firm, we compete with global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, human resources consulting, and financial services firms. We compete with respect to service, delivery of insights, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have better financial, technical and marketing resources, broader customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.
Alliances or mergers among competitors could affect our business. Further, we compete on pricing and the innovation and quality of our service offerings and could be affected by competitors’ lower cost structures, product development activities, and pricing policies, any or all of which could result in better market acceptance of our competitors’ offerings than those that we offer or develop.
This competition is further intensified by an industry trend where clients elect to engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the evolving competition we face, our financial condition or results of operations might be adversely affected.
If we are unable to effectively develop and implement innovative strategies, efficiencies and new solutions for our clients, our reputation, ability to compete effectively and financial condition may be adversely affected.
Developing and implementing innovative strategies, efficient business practices, and new solutions to current and emerging client needs is important to our business. We may be unsuccessful in developing innovative strategies, or our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to innovate faster and respond better to evolving client demand and industry conditions, or price their services more aggressively than we do. Further, new and non- traditional competitors, our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our business. If we are unsuccessful in innovating, if we cannot innovate as quickly as our competitors, if we are not able to make sufficient investment in innovation, if our competitors develop more cost-effective technologies, or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements.

For example, we have invested significantly in the development of our proprietary data and analytics tools including repositories of global insurance and reinsurance placement information, which we use to drive results for our clients in the insurance and reinsurance placement process. Our competitors have or are developing competing data and analytics tools, and their success in this space may impact our ability to differentiate our services to our clients through the use of unique technological solutions. Innovations in software, cloud computing, data and analytics or other technologies that alter how our services are delivered could significantly undermine our investment in the business if we are slow to innovate or unable to take advantage of these developments.
In addition, innovation in technology, capabilities, and the entry into new lines of business, services, or products require significant investment and present additional risks to the Company, particularly in instances where the markets are new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims.
If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality advice and solutions. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability, or lose the client relationship altogether. Moreover, if we fail to meet our contractual, common law or fiduciary obligations, we could be subject to legal liability or loss of client relationships.
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. For example, in our investment businesses, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice or reporting, which poses risks of liability exposure and costs of defense and increased insurance premiums. Many of our clients are businesses that actively share information among themselves about the quality of service they receive from their vendors. Adverse statements or claims from clients (including clients in the public sector or whose activities are frequently covered by the press) may receive media attention or other publicity. Accordingly, poor service to one client may negatively impact our relationships with multiple other clients.
Damage to our reputation could have a material adverse effect on our business.
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation, including as a result of negative perceptions or publicity regarding a class of business, environmental matters, climate change, workforce diversity, pay equity, harassment, social justice, cyber security or data privacy, or our inability to meet commitments or client and stakeholder expectations with respect to such matters, could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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
In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by:
•the growing availability of alternative methods for clients to meet their risk-protection needs, including a greater willingness on the part of corporations to “self-insure,” the use of so-called “captive” insurers, and the development of capital markets-based solutions and other alternative capital sources for traditional insurance and reinsurance needs that increase market capacity, increase competition, and put pressure on premiums;
•decreases in available underwriting capacity for insurance and reinsurance;
•fluctuation in the need for, or relevancy of, insurance;
•the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;
•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not consistently indexed for inflation and may not rise as much as commission-based compensation;
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker; and
•growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both commercial insurance and reinsurance markets.
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
Our profit margin, and therefore our profitability, is largely a function of the revenue generated from our services and the staffing costs for our personnel and related expenses. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel and related expenses, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, the extent of ongoing clients’ perception of our ability to add value through our services, and general economic conditions. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may also be impacted by factors such as our ability to transition consultants from completed projects to new assignments, our ability to secure new business, our ability to forecast demand for our services (and, consequently, appropriately manage the size and location of our workforce), our ability to develop, attract and retain suitable capabilities and talent, our ability to obtain third party services at favorable prices, our ability to manage key suppliers to maximize delivery, product and efficiency opportunities, inflation (including wage inflation) and the need to devote time and resources to training and professional and business development.
In our investment businesses, we advise or act on behalf of clients regarding their investments. The results of these investments are uncertain and subject to numerous factors, some of which are within our control and some which are not. Clients that experience losses or lower than expected investment returns may leave us for competitors and/or assert claims against us.
Our investment businesses provide advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to alleged failures on our part or to events entirely outside of our control, including but not limited to uncertainty or volatility in financial markets due to economic, political, and regulatory conditions or pandemics. Plaintiffs have filed, and may continue to file, individual and class action lawsuits alleging investment consultants have charged excessive fees, given improper advice or taken investment actions due to conflicts of interest, or recommended investments that underperformed other investments available at the time. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction, publicity and diversion of other resources. If any lawsuit – against the Company or any other investment consultant or asset manager – results in a large adverse verdict, the size of the verdict or resultant negative adverse publicity may prompt the filing of additional lawsuits. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions.

The anticipated benefits of the redomiciliation from the U.K. to Ireland may not be realized.
In April 2020, we changed the jurisdiction of incorporation for our parent company from the U.K. to Ireland by means of a scheme of arrangement under English law (the “Ireland Reorganization”). At the time of the Ireland Reorganization we expected, and we continue to expect, that the Ireland Reorganization will, among other things, provide greater certainty around ongoing access to existing U.S. treaties with other E.U. member states from which we derive benefit. However, we may not realize the benefits we anticipate from the Ireland Reorganization, which could have an adverse effect on our business.
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
Operating funds available for corporate use were $1,142 million at December 31, 2022 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $115 million was restricted to its use as of December 31, 2022. Funds held on behalf of clients and insurers were $6.4 billion at December 31, 2022 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2022, these long-term investments had a carrying value of $60 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
As of December 31, 2022, we had total consolidated debt outstanding of approximately $10.8 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2022, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement our corporate strategy. Our senior debt ratings at December 31, 2022 were A- with a stable outlook (S&P), BBB+ with a stable outlook (Fitch), and Baa2 with a stable outlook (Moody’s). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
Real or anticipated changes in our credit ratings will generally affect any trading market for, or trading value of, our securities. Such changes could result from any number of factors, including the modification by a credit rating agency of the criteria or methodology it applies to particular issuers, a change in the agency’s view of us or our industry, or as a consequence of actions we take to implement our corporate strategies. A change in our credit rating could adversely affect our access to capital and our competitive position.
Our tax assets and liabilities are subject to a variety of different factors, which could create volatility in our global effective tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
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

The overall tax environment in the jurisdictions in which we are or may be subject to taxes is highly uncertain and increasingly complex. Countries around the world are considering changes in their tax laws and regulations. In the U.S., the Inflation Reduction Act introduced, among other changes, a 1% excise tax on certain stock redemptions by U.S. corporations (which the U.S. Treasury indicated may also apply to certain stock redemptions of foreign corporations deemed funded by their U.S. affiliates). The OECD, a global coalition of member countries, proposed a plan to reform international taxation which includes the introduction of a global minimum tax. The OECD recommendations have been nominally accepted by many countries within and without the OECD, but the implementation in each country remains subject to the possibility of significant variation, which could lead to a risk of multiple levels of taxation on Aon’s income. The U.K. and E.U. member states, among others, have introduced draft legislation or otherwise agreed to implement a global minimum tax that would be consistent with the OECD recommendations, beginning, for Aon, in 2024. There remains significant uncertainty as to if, when and how the various OECD proposals will ultimately be enacted. If and when effective, the global minimum tax could have a material adverse effect on our global effective tax rate, results of operations, cash flows and financial condition.
We are, and anticipate we will be, subject to tax audits conducted by Ireland, the U.K., the U.S., and other tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other changes (such as those in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. The tax laws and regulations in Ireland, the U.K., the U.S., and the other tax jurisdictions in which we operate are inherently complex, and we will be obligated to make judgments and interpretations about the application of these laws and regulations to our operations and businesses. The interpretation and application of these laws and regulations could be challenged by the relevant governmental authorities, which could result in administrative or judicial procedures, actions or sanctions, which could be material.
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
We assist our clients with various matters, including advising on and placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, and providing actuarial, investment consulting, and asset management services. E&O claims against us may allege our potential liability for damages arising from these services. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free consulting or investment advice. It is not always possible to prevent and detect E&Os, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters and other matters related to our operations. However, we may be unable to maintain, at commercially reasonable rates, our current levels of insurance coverage for E&O claims or other risks in future periods. Also, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Additionally, parts or all of an E&O claim could fall within insurance deductibles, self-insured retentions, or policy exclusions. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to Consolidated Financial Statements.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the Irish Companies Act, the U.S. securities laws, rules, and regulations, the rules and regulations promulgated by the FCA and a variety of other laws, rules, and regulations addressing, among other things, licensing, privacy and data protection, trade sanctions laws, restrictions and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, antitrust and competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the overall structure of our business units, the type of services and prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
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
In addition, the continuing COVID-19 pandemic or other epidemics or pandemics, may again create significant disruptions or volatility in the credit or financial markets, or impact our credit ratings, which could adversely affect our ability to access capital on favorable terms or at all.
Finally, the impact of the COVID-19 pandemic or other epidemics or pandemics may heighten other risks discussed in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and stock price.
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include, particularly in emerging markets, the possibility we would be subject to undeveloped or evolving legal systems, unstable governments and economies, impacts from geopolitical conflicts, and potential governmental actions affecting the flow of goods, services, and currency.
Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Additionally, competition for professional personnel remains intense, and we are constantly working to retain, attract and develop these professionals. If we cannot successfully do so, our business, operating results, and financial condition could be adversely affected. We may also become involved in disputes and litigation in connection with our efforts to retain and hire personnel, which can be disruptive to our business and may expose us to potential liability for monetary damages. While we have plans for key management succession and long-term compensation plans designed to retain our senior management team and critical colleagues, if our succession plans and retention programs do not operate effectively, our business could be adversely affected.
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
Our operations are conducted globally. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with global operations and sourcing, including:
•difficulties in staffing and managing our offices, and overseeing joint venture operations and compliance in disparate jurisdictions, including due to unexpected inflation (including wage inflation) or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations;
•hyperinflation in certain countries;
•the impacts of geopolitical conflicts;
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
Our business performance and growth plans could be negatively affected if we are not able to develop, implement, update, and enhance solutions to support our business operations or if we are not able to effectively drive value for our clients.
Our success depends, in part, on our ability to enhance and implement the systems necessary to operate our businesses and to achieve intended efficiencies and improvements. We may not be successful in anticipating or responding to rapid and continuing changes in technology, data and analytics, industry standards and client preferences. The effort to gain necessary expertise and achieve internal efficiencies through technology and data and analytics require us to incur significant expenses, and we may not be successful in identifying the optimal funding priorities. We make investments in technology and data and analytics to operate our businesses and achieve intended efficiencies; however, our investments and enhancements may not be sufficient to respond needs across all of our businesses. In addition, if we are not successful in developing and maintaining expertise in process excellence, technology and data trends, our business performance may be compromised.
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
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. These third parties include correspondents, agents and other brokerage and intermediaries, insurance markets, data providers, plan trustees, payroll service providers, benefits administrators, software and system vendors, business process outsourcing providers, health plan providers, investment managers, and providers of human resources, among others. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us and replacing these service providers could create significant delay and expense. Our failure to manage our key suppliers and our day-to-day operations with effective controls, and/or a failure by third parties to comply with service level agreements or regulatory or legal requirements in a high quality and timely manner, particularly during periods of our peak demand for their services, could result in economic, legal, and reputational harm to us. In addition, we face risks as we transition from in-house functions to third- party support functions and providers that there may be disruptions in service or other unintended results that may adversely affect our business operations. These third parties face their own technology, operating, business, and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee, or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity or data privacy incidents (including, but not limited to, ransomware), capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients, or employees, damage to our reputation, and harm to our business.
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
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own and we routinely are actively engaged in the process of identifying, analyzing, and negotiating possible transactions. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, secure regulatory approval of transactions where required, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses and culture. If we are unable to identify appropriate acquisition targets, or if our competitors are more successful in identifying acquisition targets at favorable valuations, we may we fail to achieve desired strategic goals, capabilities and efficiencies, and our results of operations might be adversely affected. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely impact employees, clients and shareholders and the failure to consummate a proposed transaction could result in payment of termination fees and reimbursement of expenses, reputational harm, disputes and litigation and missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies, and we could incur unexpected costs in connection with integration. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, will not be subject to post-closing liabilities, obligations or restrictions, will be able to reduce overhead related to the divested assets, or will realize the intended benefits of the disposition.
We may enter new lines of business or offer new products and services within existing lines of business either through acquisitions or through initiative to generate organic revenue growth. These new lines of business, products, and services present the Company with additional risks, particularly in instances where the markets are new or not fully developed. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, product or service, integrating the acquired business into our systems and culture, recruiting and retaining experienced professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business, products, or services. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
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
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios due to COVID-19. Because the techniques used to obtain unauthorized access or sabotage systems change frequently, we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, and increasingly sophisticated attempted attacks to our systems and networks. Aon has from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, ransomware incidents, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients, insurance carriers, vendors, or other third-parties could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant or extended disruption in the functioning of our information technology systems could damage our reputation, cause us to lose clients, adversely impact our operations, sales, and operating results, and require us to incur significant expense (in connection with incident response, remediation efforts, or otherwise) and divert resources to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service, and reliability that our clients require, we may be required to make significant additional investments in our information technology system.
Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation.
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information, including confidential information about our clients’ and employees’ compensation, medical information, and other personally identifiable information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we have experienced cyber incidents and cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure of confidential, personal, or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, fines, loss of revenue, and loss of clients. The release of confidential information as a result of a security breach could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, there have been a number of recently adopted privacy laws around the globe including in China and, Brazil, and significant privacy rulings in the E.U. relating to the “Schrems II” case, which imposed significant changes to the way companies export personal data from the E.U. We have had to implement new requirements set out in these laws within our business before the effective date causing distraction from other aspects of our business. This new guidance issued to firms by the European Regulators has and will continue to require significant time to implement and may require significant effort to review and effect applicable changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new privacy regulations and there to be amendments to existing regulations as governments continue to legislate in respect of personal data. We have and will continue to incur expenses and devote resources to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
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
Irish law requires us to have available “distributable profits” to pay dividends to shareholders and generally to make share repurchases and redemptions.
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
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 8 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2022.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 15 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 17, 2023 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	58	President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. Mr. Andersen was appointed Co-President of the Company in May 2018 and became President in February 2020. He was named an Executive Officer in February 2017.
Gregory C. Case	60
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

Christa Davies	51
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

Michael Neller	44
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

Mindy Simon	46	Chief Operating Officer. Ms. Simon joined Aon as Chief Operating Officer in October 2022. Prior to joining Aon, Ms. Simon served as Chief Information Officer for Conagra Brands since June 2017. Prior to her role as Chief Information Officer, Ms. Simon held a variety of roles in finance and information technology with Conagra Brands since joining the company in 2000, including serving as VP Global Business Services from January 2016 to June 2017, and VP Information Technology from 2008 to 2016.
Jillian Slyfield	49
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

Andy Weitz	46
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

Darren Zeidel	51
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
On February 16, 2023, the last reported sale price of our ordinary shares as reported by the NYSE was $310.25 per share. We have approximately 409 holders of record of our class A ordinary shares as of February 16, 2023.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/22 – 10/31/22	896,708	$278.80	896,708	$6,442,274,888
11/1/22 – 11/30/22	660,458	$296.76	660,458	$6,246,278,509
12/1/22 – 12/31/22	753,523	$303.90	753,523	$6,017,286,196
	2,310,689	$292.12	2,310,689	$6,017,286,196
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
We did not make any unregistered sales of equity in 2022.
Item 6.    [Reserve]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2022 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our 2022 financial results:
•Revenue increased $286 million, or 2%, to $12.5 billion in 2022 compared to 2021, reflecting 6% organic revenue growth and a 1% favorable impact from fiduciary investment income, partially offset by a 4% unfavorable impact from foreign currency translation a 1% unfavorable impact from acquisitions, divestitures and other.
•Operating expenses decreased $1.3 billion, or 13%, to $8.8 billion in 2022 compared to 2021 due primarily to the $1.0 billion payment made in connection with terminating the combination with WTW (the “Termination Fee”) and certain transaction costs incurred related to the termination in the prior year (together, the “Transaction Costs”) and a $373 million favorable impact from foreign currency translation, partially offset by an increase in expense associated with 6% organic revenue growth, investments in long-term growth, and a $58 million charge related to certain legal settlements reached.
•Operating margin increased to 29.4% in 2022 from 17.1% in 2021. The increase was driven by a decrease in operating expenses as listed above and organic revenue growth of 6%.
•Due to the factors set forth above, Net income was $2.6 billion in 2022, an increase of $1.3 billion, or 102%, from 2021.
•Diluted earnings per share increased 119% to $12.14 per share during the twelve months of 2022 compared to $5.55 per share for the prior year period.
•Cash flows provided by operating activities was $3.2 billion in 2022, an increase of $1.0 billion, or 48%, from $2.2 billion in 2021, primarily due to the Transaction Costs paid in the prior year period, and strong operating income growth, partially offset by higher incentive compensation payments made in the current year following strong performance in 2021.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements. The following is our measure of performance against these four metrics for 2022:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% in 2022, compared to 9% organic growth in the prior year.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 30.8% in 2022, compared to 30.1% in the prior year. The increase in adjusted operating margin primarily reflects 6% organic revenue growth and a higher fiduciary investment income, partially offset by increased expenses and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $13.39 per share in 2022, an increase of $1.39 per share, or 12%, from $12.00 per share in 2021. The increase in adjusted diluted earnings per share primarily reflects strong operational performance and effective capital management, highlighted by $3.2 billion of share repurchase during 2022, partially offset by an unfavorable impact from foreign currency translation.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $3.0 billion in 2022, an increase of $978 million, or 48%, from $2.0 billion in 2021, reflecting an increase in Cash flows from operations, partially offset by a $59 million increase in capital expenditures.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions, cyber events, regulatory changes, ongoing public health impacts, and the increased focus on workforce resilience in highly varied work environments continue to create volatility and uncertainty for our clients. Aon offers a wide range of risk assessment, consulting and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We view ESG risks as presenting an important opportunity for Aon to work together as one firm to address client needs and improve our impact on ESG matters.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions, except per share data):

	Years Ended December 31
	2022	2021	2020
Revenue
Total revenue	$12,479	$12,193	$11,066
Expenses
Compensation and benefits	6,477	6,738	5,905
Information technology	509	477	444
Premises	289	327	291
Depreciation of fixed assets	151	179	167
Amortization and impairment of intangible assets	113	147	246
Other general expense	1,271	2,235	1,232
Total operating expenses	8,810	10,103	8,285
Operating income	3,669	2,090	2,781
Interest income	18	11	6
Interest expense	(406)	(322)	(334)
Other income (expense)	(125)	152	13
Income before income taxes	3,156	1,931	2,466
Income tax expense	510	623	448
Net income	2,646	1,308	2,018
Less: Net income attributable to noncontrolling interests	57	53	49
Net income attributable to Aon shareholders	$2,589	$1,255	$1,969
Diluted net income per share attributable to Aon shareholders	$12.14	$5.55	$8.45
Weighted average ordinary shares outstanding - diluted	213.2	226.1	233.1

Consolidated Results for 2022 Compared to 2021
Revenue
Total revenue increased $286 million, or 2%, to $12.5 billion in 2022, compared to $12.2 billion in 2021. The increase was driven by 6% organic revenue growth and a 1% favorable impact from fiduciary investment income, partially offset by a 4% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $80 million, or 1%, to $6.7 billion in 2022, compared to $6.6 billion in 2021. Organic revenue growth was 6% in 2022, reflecting growth across every major geography, including double-digit growth in Latin America, Asia, and the Pacific, driven by strong net new business generation, retention, and management of the renewal book portfolio. U.S. retail brokerage was pressured primarily by Transaction Solutions, which declined due to lower external deal volume. Results also reflect strong growth globally in the affinity business across both consumer and business solutions, including growth in the travel and events practice and Digital Client Solutions. On average globally, exposures and pricing were modestly positive, resulting in modestly positive market impact.
Reinsurance Solutions revenue increased $193 million, or 10%, to $2.2 billion in 2022, compared to $2.0 billion in 2021. Organic revenue growth was 8% in 2022 driven by strong net new business generation in treaty, as well as solid growth in facultative placements and the Strategy and Technology Group. In addition, market impact was modestly positive on results.
Health Solutions revenue increased $70 million, or 3%, to $2.2 billion in 2022, compared to $2.2 billion in 2021. Organic revenue growth was 8% in 2022, reflecting growth globally in core health and benefits brokerage, driven by strong retention, net new business generation and management of the renewal book portfolio. Strength in health and benefits included growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Human Capital, driven by data and advisory solutions, and modest growth in Consumer Benefits Solutions.
Wealth Solutions revenue decreased $59 million, or 4%, to $1.4 billion in 2022, compared to $1.4 billion in 2021. The decrease was primarily driven by a 5% unfavorable impact from foreign currency translation and a 2% unfavorable impact from acquisitions, divestitures, and other. This decrease was offset by organic revenue growth of 3% in 2022 driven by high demand and project related work related to pension risk transfer and ongoing impacts of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue due to equity market and interest rate movements was partially offset by higher advisory demand and project-related work.
Compensation and Benefits
Compensation and benefits decreased $261 million, or 4%, in 2022 compared to 2021. The decrease was primarily driven by a $293 million favorable impact from foreign currency translation and a $245 million decrease in Transaction Costs, partially offset by an increase in expense associated with 6% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $32 million, or 7%, in 2022 compared to 2021. The increase was primarily driven by ongoing investments in Aon Business Services-enabled technology platforms and technology to drive long-term growth, partially offset by a $17 million decrease in Transaction Costs.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $38 million, or 12%, in 2022 compared to 2021. The decrease was primarily driven by a $22 million decrease in Transaction Costs and a $19 million favorable impact from foreign currency translation.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $28 million, or 16%, in 2022 compared to 2021. The decrease was primarily driven by a $16 million decrease in Transaction Costs.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangibles decreased $34 million, or 23%, in 2022 compared to 2021.

Other General Expenses
Other general expenses decreased $964 million, or 43%, in 2022 compared to 2021. The decrease was primarily driven by a $1.1 billion decrease in Transaction Costs, partially offset by an increase in expense associated with 6% organic revenue growth, including travel and entertainment expense, and a $58 million charge from certain legal settlements reach in 2022.
Interest Income
Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on Funds held on behalf of clients. Interest income was $18 million in 2022, an increase of $7 million, or 64%, from 2021.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $406 million in 2022, an increase of $84 million, or 26%, from 2021. The increase primarily reflects an increase in total debt.
Other Income (Expense)
Other expense was $125 million in 2022, which primarily reflects a non-cash pension settlement charge of $170 million incurred in the fourth quarter, compared to Other income of $152 million in 2021, primarily reflecting a gain from sale of businesses in the prior year period.
Income before Income Taxes
Income before income taxes was $3.2 billion in 2022, a 63% increase from $1.9 billion in 2021. The increase was primarily driven by $1.4 billion in Transaction Costs in the prior year period and strong operational performance.
Income Taxes
The effective tax rate on net income was 16.2% in 2022 and 32.3% in 2021. The 2022 tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
The 2021 tax rate was primarily driven by the impact of the Termination Fee, the U.K. statutory tax rate increase, and the tax benefit of share-based payments. The U.K. enacted legislation in the second quarter of 2021 which increases the corporate income tax rate from 19% to 25% with effect from April 1, 2023 and the Company remeasured its U.K. deferred tax assets and liabilities accordingly.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders increased to $2.6 billion, or $12.14 per diluted share, in 2022, compared to $1.3 billion, or $5.55 per diluted share, in 2021.
Consolidated Results for 2021 Compared to 2020
We have elected not to include a discussion of our consolidated results for 2021 compared to 2020 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 18, 2022.
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

	Years Ended
	Dec 31, 2022	Dec 31, 2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$6,715	$6,635	1%	(4)%	1%	(2)%	6%
Reinsurance Solutions	2,190	1,997	10	(3)	1	4	8
Health Solutions	2,224	2,154	3	(3)	—	(2)	8
Wealth Solutions	1,367	1,426	(4)	(5)	—	(2)	3
Elimination	(17)	(19)	N/A	N/A	N/A	N/A	N/A
Total revenue	$12,479	$12,193	2%	(4)%	1%	(1)%	6%

	Years Ended
	Dec 31, 2021	Dec 31, 2020	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Commercial Risk Solutions	$6,635	$5,861	13%	2%	—%	—%	11%
Reinsurance Solutions	1,997	1,814	10	2	—	—	8
Health Solutions	2,154	2,067	4	2	—	(8)	10
Wealth Solutions	1,426	1,341	6	3	—	1	2
Elimination	(19)	(17)	NA	NA	NA	NA	NA
Total revenue	$12,193	$11,066	10%	2%	—%	(1)%	9%
(1)Currency impact is determined by translating last year’s revenue at this year’s foreign exchange rates.
(2)Fiduciary investment income for the years ended December 31, 2022 2021, and 2020 was $76 million, $8 million, and $27 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity, changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures, transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentages):

	Years Ended December 31
	2022	2021
Revenue	$12,479	$12,193

Operating income - as reported	$3,669	$2,090
Amortization and impairment of intangible assets	113	147
Transaction costs and other charges related to the combination and resulting termination (1)	—	1,436
Legal settlements (2)	$58	$—
Operating income - as adjusted	3,840	3,673

Operating margin - as reported	29.4%	17.1%
Operating margin - as adjusted	30.8%	30.1%
(1)As part of the terminated combination with WTW, certain transaction costs were incurred by the Company through the third quarter of 2021. These costs included advisory, legal, accounting, valuation, and other professional or consulting fees related to the combination, including planned divestitures, some of which were terminated, as well as certain compensation expenses and expenses related to further steps on our Aon United operating model as a result of the termination. Additionally, this includes the $1 billion Termination Fee paid in connection with the termination of the combination.
(2)In connection with certain legal settlements reached, a $58 million charge was recognized in the second quarter of 2022.

Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements.
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,669	$171	$3,840
Interest income	18	—	18
Interest expense	(406)	—	(406)
Other income (expense) (1)	(125)	170	45
Income before income taxes	3,156	341	3,497
Income tax expense (2)	510	75	585
Net income	2,646	266	2,912
Less: Net income attributable to noncontrolling interests	57	—	57
Net income attributable to Aon shareholders	$2,589	$266	$2,855

Diluted net income per share attributable to Aon shareholders	$12.14	$1.25	$13.39

Weighted average ordinary shares outstanding — diluted	213.2	—	213.2
Effective tax rates (2)	16.2%		16.7%

	Year Ended December 31, 2021
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,090	$1,583	$3,673
Interest income	11	—	11
Interest expense	(322)	—	(322)
Other income (expense) (3)	152	(124)	28
Income before income taxes	1,931	1,459	3,390
Income tax expense (2)	623	—	623
Net income	1,308	1,459	2,767
Less: Net income attributable to noncontrolling interests	53	—	53
Net income attributable to Aon shareholders	$1,255	$1,459	$2,714

Diluted net income per share attributable to Aon shareholders	$5.55	$6.45	$12.00

Weighted average ordinary shares outstanding — diluted	226.1	—	226.1
Effective tax rates (2)	32.3%		18.4%
(1)To further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. A non-cash settlement charge totaling $170 million was recognized in the fourth quarter of 2022 which is excluded from Adjusted Other income (expense).
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain transaction costs and other charges related to the combination and resulting termination, as well as certain legal and pension settlements, which are adjusted at the related jurisdictional rate. In addition, income tax expense for the year ended December 30, 2021 excludes the impact of remeasuring the net deferred tax liabilities in the U.K. as a result of the corporate income tax rate increase enacted in the second quarter of 2021.
(3)Adjusted Other income (expense) excludes gains from dispositions of $124 million, for the year ended December 31, 2021.

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

	Years Ended December 31
	2022	2021
Cash provided by operating activities	$3,219	$2,182
Capital expenditures	(196)	(137)
Free cash flow	$3,023	$2,045
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
Currency fluctuations had an unfavorable impact of $0.33 on earnings per diluted share during the year ended December 31, 2022 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.17 on earnings per diluted share during the year ended December 31, 2021, if 2020 results were translated at 2021 rates.
Currency fluctuations had an unfavorable impact of $0.44 on adjusted earnings per diluted share during the year ended December 31, 2022 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.23 on adjusted earnings per diluted share during the year ended December 31, 2021, if 2020 results were translated at 2021 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.4 billion and $6.1 billion at December 31, 2022 and 2021, and fiduciary receivables of $9.5 billion and $8.3 billion at December 31, 2022 and 2021, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2022, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2022 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and cash equivalents	Short-term investments	Fiduciary assets	Total
Certificates of deposit, bank deposits, or time deposits	$690	$—	$3,515	$4,205
Money market funds	—	452	2,871	3,323
Cash, Short-term investments, and funds held on behalf of clients	690	452	6,386	7,528
Fiduciary receivables	—	—	9,514	9,514
Total	$690	$452	$15,900	$17,042
Cash and cash equivalents and funds held on behalf of clients increased $431 million in 2022 compared to 2021. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2022	2021
Cash provided by operating activities	$3,219	$2,182
Cash provided by (used for) investing activities	$(449)	$49
Cash used for financing activities	$(1,790)	$(1,924)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(549)	$(235)
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2022 increased $1,037 million, or 48%, from the prior year to $3,219 million. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $59 million for the year ended December 31, 2022, as compared to $87 million for the year ended December 31, 2021. In 2023, we expect to contribute approximately $61 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flows used for investing activities during the year ended December 31, 2022 were $449 million, a decrease of $498 million compared to prior year. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Consolidated Statements of Income.

Short-term Investments
Short-term investments increased $160 million at December 31, 2022 as compared to December 31, 2021. As disclosed in Note 14 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2022, the Company completed the acquisition of five businesses for consideration of $162 million, net of cash and funds held on behalf of clients, and the disposition of three businesses for a $81 million cash inflow, net of cash and funds held on behalf of clients.
During 2021, the Company completed the acquisition of two businesses for consideration of $14 million, net of cash and funds held on behalf of clients, and the disposition of six business for a $218 million cash inflow, net of cash and funds held on behalf of clients.
Capital Expenditures
The Company’s additions to fixed assets, including capitalized software, which amounted to $196 million in 2022 and $137 million in 2021, primarily related to refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases.
Financing Activities
Cash flows used for financing activities during the year ended December 31, 2022 was $1,790 million, a decrease of $134 million compared to prior year. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, dividends paid to shareholders, cash paid for employee taxes on withholding shares, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
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
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Years Ended December 31
	2022	2021
Shares repurchased	11.1	12.4
Average price per share	$289.76	$286.82
Repurchase costs recorded to accumulated deficit	$3,203	$3,543
At December 31, 2022, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $6.0 billion. Under the Repurchase Program, we have repurchased a total of 160.7 million shares for an aggregate cost of approximately $21.5 billion.
Borrowings
Total debt at December 31, 2022 was $10.8 billion, an increase of $1.4 billion compared to December 31, 2021.
In November 2022, Aon Global Limited’s $350 million 4.00% Senior Notes due November 2023 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year as of December 31, 2022.

In November 2022, Aon Corporation’s $500 million 2.20% Senior Notes matured and were repaid in full. In November 2021, the Company’s $500 million 2.20% Senior Notes due November 2022 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the date of maturity is in less than one year as of December 31, 2021.
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
On January 13, 2021, Aon Global Limited issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to $1 billion under the U.S. Program and €625 million under the European Program, not to exceed the amount of our committed credit facilities, which was approximately $1.8 billion at December 31, 2022. The aggregate capacity of the Commercial Paper Program remains fully backed by our committed credit facilities. Commercial paper activity during the years ended December 31, 2022 and 2021 is as follows (in millions):

	Years Ended December 31
	2022	2021 (2)
Total issuances (1)	$12,301	$4,478
Total repayments	(12,366)	(3,807)
Net issuances (repayments)	$(65)	$671
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
(2) Proceeds from commercial paper issued by Aon Corporation under the U.S. Program, where the aggregate principal was raised on July 26, 2021, were used to pay approximately $400 million of the Termination Fee on July 27, 2021.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated deficit). As of December 31, 2022 and December 31, 2021, we had distributable profits in excess of $29.0 billion and $32.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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

As of December 31, 2022, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At December 31, 2022, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2022.
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
The major rating agencies’ ratings of our debt at February 17, 2023 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a LOC. We had total LOCs outstanding of approximately $74 million at December 31, 2022, compared to $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $173 million at December 31, 2022, compared to $153 million at December 31, 2021.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2022 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
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
Guarantee of Registered Securities
In connection with the Ireland Reorganization, Aon plc and Aon Global Holdings plc, a company incorporated under the laws of England and Wales, entered into various agreements pursuant to which they agreed to guarantee the obligations of Aon Corporation arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Global Limited and the obligations of Aon Global Limited arising under issued and outstanding debt securities, which were previously guaranteed solely by Aon Corporation. Those agreements include: (1) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, and Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Amended and Restated Indenture, dated April 2, 2012, among Aon Corporation, Aon Global Limited and the Trustee); (2) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012, among Aon Corporation, Aon Global Limited plc and the Trustee); (3) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, among Aon Corporation, Aon Global Limited and the Trustee); (4) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015, among Aon Corporation, Aon Global Limited and the Trustee); and (5) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon Global Limited, Aon plc, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, Aon Global Limited and the Trustee).
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
Summarized Statement of Income information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Income Information
Year Ended December 31, 2022
Revenue	$—
Operating loss	$(102)
Expense from non-guarantor subsidiaries before income taxes	$(656)
Net loss	$(1,069)
Net loss attributable to Aon shareholders	$(1,069)

Summarized Statement of Financial Position information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Financial Position Information
As of December 31, 2022
Receivables due from non-guarantor subsidiaries	$1,300
Other current assets	317
Total current assets	$1,617

Non-current receivables due from non-guarantor subsidiaries	$483
Other non-current assets	1,060
Total non-current assets	$1,543

Payables to non-guarantor subsidiaries	$16,172
Other current liabilities	5,880
Total current liabilities	$22,052

Non-current payables to non-guarantor subsidiaries	$2,343
Other non-current liabilities	11,226
Total non-current liabilities	$13,569

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
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly for treaty reinsurance arrangements, over the term of the arrangement in installments based on deposit or minimum premiums.
Health Solutions includes consulting and brokerage, Human Capital, and Consumer Benefits Solutions. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. For Human Capital, revenue is recognized over time or at a point in time upon completion of the services. For arrangements recognized over time, revenue is based on a measure of progress that depicts the transfer of control of the services to the customer utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed. Revenue from Consumer Benefits Solutions arrangements are typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Wealth Solutions includes retirement consulting, pension administration and investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from our delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
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
As of December 31, 2022, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or PBO. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our accumulated other comprehensive loss, the number of years over which we are amortizing the loss, and the estimated 2023 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Accumulated other comprehensive loss	$1,761	$1,305	$437
Amortization period	7 to 25 years	6 to 23 years	11 to 34 years
Estimated 2023 amortization of loss	$74	$34	$13
The U.S. had no unrecognized prior service cost (credit) at December 31, 2022. The unrecognized prior service cost (credit) at December 31, 2022 was $35 million, and $(6) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2022, the market-related value of assets was $1.8 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2022, the fair value of plan assets was $1.5 billion. Our non-U.S. plans use fair value to determine expected return on assets.
Rate of Return on Plan Assets and Asset Allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2022:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	5.34%	6.82%	4.20 - 4.85%
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
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our PBO at December 31, 2022 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 BPS Change in Discount Rate
	Increase	Decrease
U.K. plans	$(95)	$(98)
U.S. plans	$(53)	$56
Other plans	$(39)	$41
(1)Increases to the PBO reflect increases to our pension obligations, while decreases in the PBO are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the PBO.
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our estimated 2023 pension expense (in millions):

25 BPS Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(3)	$3
U.S. plans	$—	$—
Other plans	$—	$—
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our long-term rate of return on plan assets would have on our estimated 2023 pension expense (in millions):

	25 BPS Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(9)	$9
U.S. plans	$(4)	$4
Other plans	$(3)	$3
Estimated Future Contributions
We estimate cash contributions of approximately $61 million to our pension plans in 2023 as compared with cash contributions of $59 million in 2022.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over the fair market value of the net assets acquired. We classify our intangible assets acquired as either customer-related and contract-based, technology, tradenames or other intangibles.
Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a significant decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others.
We perform impairment reviews at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components are a reporting unit, or if the segment comprises only a single component. We aggregate components of any operating segments that have similar economic characteristics into a single reporting unit.

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
When determining the fair value of our reporting units, we use a DCF model based on our most current forecasts. We discount the related cash flow forecasts using the weighted average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry.
We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that an asset group’s carrying value may not be recoverable. If we are required to record impairment charges in the future, they could materially impact our results of operations.
Contingencies
We define a contingency as an existing condition that involves a degree of uncertainty as to a possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Under U.S. GAAP, we are required to establish reserves for loss contingencies when the loss is probable and we can reasonably estimate its financial impact. We are required to assess the likelihood of material adverse judgments or outcomes, as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual item. The required reserves may change due to new developments in each issue. We do not recognize gain contingencies until all contingencies are resolved.
Share-Based Payments
Share-based compensation expense is measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. For purposes of measuring share-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2022, 2021, or 2020. We also estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The largest plan is the LPP, which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2020 to 2022 performance period ended on December 31, 2022, the 2019 to 2021 performance period ended on December 31, 2021, and the 2018 to 2020 performance period ended on December 31, 2020. The LPP currently has two open performance periods: 2021 to

2023 and 2022 to 2024. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2022 expense by approximately $2.6 million, while a 10% downward adjustment would have decreased our expense by approximately $7.7 million.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2022, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2023 and 2024. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $19 million and $9 million at December 31, 2023 and 2024, respectively.

The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.33 impact during the year ended December 31, 2022. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.44 impact during the year ended December 31, 2022 if we were to translate prior year results at current quarter exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 BPS would cause a decrease, net of derivative positions, of $67 million to each of 2023 and 2024 pretax income. A corresponding increase in the year-end yield curve of 100 BPS would cause an increase, net of derivative positions, of $67 million to each of 2023 and 2024 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $8.7 billion and $9.2 billion as of December 31, 2022 and December 31, 2021, respectively. The fair value was less than the carrying value by $1.1 billion at December 31, 2022, and $0.9 billion greater than the carrying value at December 31, 2021. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2022.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Aon plc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023, expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 9 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had net deferred tax assets of $725 million at December 31, 2022. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Conclusions on the realizability of certain net deferred tax assets involve significant management judgement including assumptions and estimates related to the amount, timing, and jurisdiction of future taxable income. Auditing the deferred tax asset calculation and the related forecast of future taxable income was especially challenging as it involved a high degree of auditor judgement around management’s assumptions and estimates of future taxable income.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of the amount, timing, and jurisdiction of future taxable income and the related assumptions.

Among other audit procedures performed, we evaluated the assumptions used by the Company to develop projections of future taxable income by income tax jurisdiction and tested the completeness and accuracy of the underlying data used in the projections. For example, we inspected the assumptions made in the calculation of future taxable income, including the growth rate, the estimates of the reversal of cumulative temporary differences, and the capital and debt requirements by jurisdiction. We compared the projections of future taxable income with the actual results of prior periods. Further, we involved tax subject matter professionals in the review of the information identified.

We have served as the Company’s auditor since 1986.

Chicago, Illinois
February 17, 2023

Aon plc
Consolidated Statements of Income

	Years Ended December 31
(millions, except per share data)	2022	2021	2020
Revenue
Total revenue	$12,479	$12,193	$11,066
Expenses
Compensation and benefits	6,477	6,738	5,905
Information technology	509	477	444
Premises	289	327	291
Depreciation of fixed assets	151	179	167
Amortization and impairment of intangible assets	113	147	246
Other general expense	1,271	2,235	1,232
Total operating expenses	8,810	10,103	8,285
Operating income	3,669	2,090	2,781
Interest income	18	11	6
Interest expense	(406)	(322)	(334)
Other income (expense)	(125)	152	13
Income before income taxes	3,156	1,931	2,466
Income tax expense	510	623	448
Net income	2,646	1,308	2,018
Less: Net income attributable to noncontrolling interests	57	53	49
Net income attributable to Aon shareholders	$2,589	$1,255	$1,969

Basic net income per share attributable to Aon shareholders	$12.23	$5.59	$8.49
Diluted net income per share attributable to Aon shareholders	$12.14	$5.55	$8.45
Weighted average ordinary shares outstanding - basic	211.7	224.7	231.9
Weighted average ordinary shares outstanding - diluted	213.2	226.1	233.1
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2022	2021	2020
Net income	$2,646	$1,308	$2,018
Less: Net income attributable to noncontrolling interests	57	53	49
Net income attributable to Aon shareholders	2,589	1,255	1,969
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(13)	1	13
Foreign currency translation adjustments	(528)	(289)	263
Postretirement benefit obligation	(211)	277	(101)
Total other comprehensive income (loss)	(752)	(11)	175
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(1)	3
Total other comprehensive income (loss) attributable to Aon shareholders	(752)	(10)	172
Comprehensive income attributable to Aon shareholders	$1,837	$1,245	$2,141
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2022	2021
Assets
Current assets
Cash and cash equivalents	$690	$544
Short-term investments	452	292
Receivables, net	3,035	3,094
Fiduciary assets	15,900	14,386
Other current assets	646	716
Total current assets	20,723	19,032
Goodwill	8,292	8,434
Intangible assets, net	447	492
Fixed assets, net	558	529
Operating lease right-of-use assets	699	786
Deferred tax assets	824	766
Prepaid pension	652	1,366
Other non-current assets	509	512
Total assets	$32,704	$31,917

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,114	$2,192
Short-term debt and current portion of long-term debt	945	1,164
Fiduciary liabilities	15,900	14,386
Other current liabilities	1,347	1,331
Total current liabilities	20,306	19,073
Long-term debt	9,825	8,228
Non-current operating lease liabilities	693	772
Deferred tax liabilities	99	401
Pension, other postretirement, and postemployment liabilities	1,186	1,375
Other non-current liabilities	1,024	910
Total liabilities	33,133	30,759

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2022 - 205.4; 2021 - 214.8)	2	2
Additional paid-in capital	6,864	6,624
Accumulated deficit	(2,772)	(1,694)
Accumulated other comprehensive loss	(4,623)	(3,871)
Total Aon shareholders' equity (deficit)	(529)	1,061
Noncontrolling interests	100	97
Total equity (deficit)	(429)	1,158
Total liabilities and equity (deficit)	$32,704	$31,917
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity (Deficit)

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2020	232.1	6,154	1,248	(4,033)	74	3,443
Net income	—	—	1,969	—	49	2,018
Shares issued — employee stock compensation plans	1.9	(154)	—	—	—	(154)
Shares repurchased	(8.5)	—	(1,763)	—	—	(1,763)
Share-based compensation expense	—	317	—	—	—	317
Dividends to shareholders ($1.78 per share)	—	—	(412)	—	—	(412)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	260	3	263
Net postretirement benefit obligation	—	—	—	(101)	—	(101)
Net purchases of shares from noncontrolling interests	—	(3)	—	—	(6)	(9)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(32)	(32)
Balance at December 31, 2020	225.5	6,314	1,042	(3,861)	88	3,583
Net income	—	—	1,255	—	53	1,308
Shares issued — employee stock compensation plans	1.7	(129)	(1)	—	—	(130)
Shares repurchased	(12.4)	—	(3,543)	—	—	(3,543)
Share-based compensation expense	—	449	—	—	—	449
Dividends to shareholders ($1.99 per share)	—	—	(447)	—	—	(447)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(288)	(1)	(289)
Net postretirement benefit obligation	—	—	—	277	—	277
Net purchases of shares from noncontrolling interests	—	(8)	—	—	(5)	(13)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(38)	(38)
Balance at December 31, 2021	214.8	6,626	(1,694)	(3,871)	97	1,158
Net income	—	—	2,589	—	57	2,646
Shares issued — employee stock compensation plans	1.7	(156)	(1)	—	—	(157)
Shares repurchased	(11.1)	—	(3,203)	—	—	(3,203)
Share-based compensation expense	—	397	—	—	—	397
Dividends to shareholders ($2.19 per share)	—	—	(463)	—	—	(463)
Net change in fair value of financial instruments	—	—	—	(13)	—	(13)
Net foreign currency translation adjustments	—	—	—	(528)	—	(528)
Net postretirement benefit obligation	—	—	—	(211)	—	(211)
Net purchases of shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(53)	(53)
Balance at December 31, 2022	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years Ended December 31
(millions)	2022	2021	2020
Cash flows from operating activities
Net income	$2,646	$1,308	$2,018
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(54)	(142)	(25)
Depreciation of fixed assets	151	179	167
Amortization and impairment of intangible assets	113	147	246
Share-based compensation expense	397	449	312
Deferred income taxes	(252)	11	9
Other, net	170	5	2
Change in assets and liabilities:
Receivables, net	(96)	(119)	108
Accounts payable and accrued liabilities	(22)	264	186
Current income taxes	216	200	(17)
Pension, other postretirement and postemployment liabilities	(53)	(124)	(143)
Other assets and liabilities	3	4	(80)
Cash provided by operating activities	3,219	2,182	2,783
Cash flows from investing activities
Proceeds from investments	110	58	64
Payments for investments	(107)	(91)	(97)
Net sales (purchases) of short-term investments - non fiduciary	(175)	15	(167)
Acquisition of businesses, net of cash and funds held on behalf of clients	(162)	(14)	(368)
Sale of businesses, net of cash and funds held on behalf of clients	81	218	30
Capital expenditures	(196)	(137)	(141)
Cash provided by (used for) investing activities	(449)	49	(679)
Cash flows from financing activities
Share repurchase	(3,203)	(3,543)	(1,763)
Proceeds from issuance of shares	58	55	44
Cash paid for employee taxes on withholding shares	(215)	(185)	(193)
Commercial paper issuances, net of repayments	(65)	671	(113)
Issuance of debt	1,967	1,495	991
Repayment of debt	(500)	(413)	(607)
Increase in fiduciary liabilities, net of fiduciary receivables	702	568	316
Cash dividends to shareholders	(463)	(447)	(412)
Noncontrolling interests and other financing activities	(71)	(125)	(35)
Cash used for financing activities	(1,790)	(1,924)	(1,772)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(549)	(235)	297
Net increase in cash and cash equivalents and funds held on behalf of clients	431	72	629
Cash and cash equivalents and funds held on behalf of clients at beginning of year	6,645	6,573	5,944
Cash and cash equivalents and funds held on behalf of clients at end of year	$7,076	$6,645	$6,573
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$690	$544	$884
Funds held on behalf of clients	6,386	6,101	5,689
Total cash and cash equivalents and funds held on behalf of clients	$7,076	$6,645	$6,573
Supplemental disclosures:
Interest paid	$351	$328	$326
Income taxes paid, net of refunds	$546	$412	$455
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
Reclassification
Certain amounts in prior periods' Consolidated Financial Statements have been reclassified to conform to the current year presentation. In prior periods, commercial paper issuances and repayments were included in Issuance of debt and Repayment of debt, respectively, in the Consolidated Statements of Cash Flows. The net amount of commercial paper activity is now disclosed separately in Commercial paper issuances, net of repayments in the Consolidated Statements of Cash Flows. For the year ended December 31, 2021 and December 31, 2020, commercial paper issuances reclassified from Issuance of debt was $4,478 million and $3,162 million, respectively, and commercial paper repayments reclassified from Repayment of debt was $3,807 million and $3,275 million, respectively. Further information on the gross commercial paper activity for the current and prior year periods is included within the Liquidity and Financial Conditions section of Part II Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In November 2022, Aon incurred a non-cash pension settlement charge of $170 million in connection with the purchase of an annuity for portions of its U.S. pension plans. Aon has separately classified the non-cash pension settlement charge within Other, net on the Consolidated Statement of Cash Flows as an adjustment to reconcile Net income to Cash provided by operating activities for the period ended December 31, 2022. Prior year comparable balances have been reclassified to conform with current year presentation. For the years ended December 31, 2021 and 2020, Aon incurred insignificant non-cash pension settlement charges of $5 million and $2 million, respectively, which were presented as changes in assets and liabilities held within Pension, other postretirement and other postemployment liabilities in the Consolidated Statements of Cash Flows. See Note 11 “Employee Benefits” for further information regarding the non-cash settlement charges incurred.
In prior periods, Cash paid for employee taxes on withholding shares were included with Proceeds from issuance of shares, and presented as Issuance of shares for employee benefit plans in the Consolidated Statements of Cash Flows. These items are now presented separately and prior year balances have been reclassified to conform to current year presentation. For the year ended December 31, 2021 and December 31, 2020, Proceeds from issuance of shares was $55 million and $44 million, respectively, and Cash paid for employee taxes on withholding shares was $185 million and $193 million, respectively.
2.    Summary of Significant Accounting Principles and Practices
Revenue Recognition
The Company generates revenues primarily through commissions, compensation from insurance and reinsurance companies for services provided to them, and fees from customers. Commissions and fees for brokerage services vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer, or reinsurer, and the capacity in which the Company acts. Compensation from insurance and reinsurance companies includes: (1) fees for consulting and analytics services and (2) fees and commissions for administrative and other services provided to or on behalf of insurers. In Aon’s capacity as an insurance and reinsurance broker, the service promised to the customer is placement of an effective insurance or reinsurance policy, respectively. The customer obtains control over the services promised by the Company at the completion of the insurance or reinsurance policy placement process once coverage is effective. Judgment is not typically required when assessing whether the coverage is effective. Fees from clients for advice and consulting services are dependent on the extent and value of the services provided. Payment terms for the Company’s principal service lines are discussed below; the Company believes these terms are consistent with current industry practices. Significant financing components are typically not present in Aon’s arrangements.
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
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly, over the term of the arrangement in installments based on deposit or minimum premiums for most treaty reinsurance arrangements.
Health Solutions includes consulting and brokerage, Human Capital, and Consumer Benefits Solutions. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements is typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.

Wealth Solutions includes retirement consulting and pension administration, as well as investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from the Company’s delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Share-based Compensation Expense
Share-based payments to employees, including grants of RSUs and PSAs, are measured based on grant date fair value. For purposes of measuring share-based compensation expense, the Company considered whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2022, 2021, or 2020. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
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
Cash and Cash Equivalents and Short-term Investments
Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Short-term investments generally consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At December 31, 2022, Cash and cash equivalents and Short-term investments totaled $1,142 million compared to $836 million at December 31, 2021, an increase of $306 million. Of the total balance, $115 million and $160 million was restricted as to its use at December 31, 2022 and 2021, respectively. Included within Short-term investments as of December 31, 2022 and 2021 balances, respectively, were £60.1 million ($72.5 million at December 31, 2022 exchanges rates) and £84.3 million ($112.8 million at December 31, 2021 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

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
Funds held on behalf of clients represent fiduciary assets held by Aon for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $6.4 billion and $6.1 billion at December 31, 2022 and 2021, respectively. Fiduciary receivables were $9.5 billion and $8.3 billion at December 31, 2022 and 2021, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $76 million and $90 million at December 31, 2022 and 2021, respectively.
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
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the fair value of the net assets acquired in the acquisition of a business. Goodwill is allocated to applicable reporting units. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the relative fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. The Company may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the value of the reporting unit exceeds its carrying amount, then the Company will perform a quantitative analysis. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill is deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, a goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value limited to the total amount of the goodwill allocated to the reporting unit. Any resulting difference will be a charge to Amortization and impairment of intangible assets in the Consolidated Statements of Income in the period in which the determination is made. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

We classify our intangible assets acquired as either customer-related and contract based, technology, tradenames, or other intangibles. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

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
The Company releases income tax effects from Accumulated other comprehensive loss using the portfolio approach.
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
ROU assets and lease liabilities are based on the present value of the minimum lease payments over the lease term. The Company has elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease components from lease components and instead account for consideration received in a contract as a single lease component. The Company’s lease agreements may include initial direct costs and lease incentives. Initial direct costs are incremental costs of a lease that would not have been incurred if the lease had not been obtained and are included in the measurement of the ROU asset. Payments made to or on behalf of the Company, such as tenant improvement allowances, represent incentives that are considered reductions to the ROU asset and lease expense over the lease term.
The Company made a policy election to not recognize ROU assets and lease liabilities that arise from leases with an initial term of twelve months or less in the Consolidated Statements of Financial Position. However, the Company recognized these lease payments in the Consolidated Statements of Income on a straight-line basis over the lease term and variable lease payments in the period in which the expense was incurred. The Company applies this accounting policy across all classes of underlying assets.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. The Company does not hold a controlling financial interest over any VIEs that significantly impacts the VIE’s economic performance and the Company does not have rights to any significant benefits or obligations to absorb potentially significant losses. Thus, the Company does not consolidate any VIEs and Aon’s interest in VIEs as of December 31, 2022 was insignificant.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.
New Accounting Pronouncements
All issued, but not yet effective, guidance has been deemed not applicable or not significant to the Consolidated Financial Statements.
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years Ended December 31
	2022	2021	2020
Commercial Risk Solutions	$6,715	$6,635	$5,861
Reinsurance Solutions	2,190	1,997	1,814
Health Solutions	2,224	2,154	2,067
Wealth Solutions	1,367	1,426	1,341
Elimination	(17)	(19)	(17)
Total revenue	$12,479	$12,193	$11,066
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years Ended December 31
	2022	2021	2020
U.S.	$5,666	$5,459	$5,032
Americas other than U.S.	1,137	1,027	911
U.K.	1,660	1,681	1,579
Ireland	99	127	84
Europe, Middle East, & Africa other than U.K. and Ireland	2,443	2,565	2,236
Asia Pacific	1,474	1,334	1,224
Total revenue	$12,479	$12,193	$11,066

Contract Costs
Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2022	2021
Balance at beginning of period	$361	$339
Additions	1,479	1,504
Amortization	(1,480)	(1,478)
Impairment	—	—
Foreign currency translation and other	(5)	(4)
Balance at end of period	$355	$361
Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2022	2021
Balance at beginning of period	$179	$184
Additions	56	59
Amortization	(49)	(48)
Impairment	—	—
Foreign currency translation and other	(1)	(16)
Balance at end of period	$185	$179

4.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years Ended December 31
	2022	2021	2020
Pension and other postretirement (1)	$(179)	$21	$13
Foreign currency remeasurement	(14)	26	(12)
Extinguishment of debt	—	—	(7)
Financial instruments and other	4	(45)	(10)
Equity earnings	10	8	4
Gain from disposals of business	54	142	25
Total	$(125)	$152	$13
(1) Refer to Note 11 “Employee Benefits” for further information.

Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2022	2021	2020
Balance at beginning of period	$90	$98	$77
Provision	8	26	29
Accounts written off, net of recoveries	(18)	(37)	(6)
Foreign currency translation and other	(4)	3	(2)
Balance at end of period	$76	$90	$98
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2022	2021
Costs to fulfill contracts with customers (1)	$355	$361
Prepaid expenses	109	137
Taxes receivable	74	53
Other	108	165
Total	$646	$716
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2022	2021
Software	$861	$797
Leasehold improvements	409	425
Computer equipment	269	268
Furniture, fixtures, and equipment	267	279
Construction in progress	109	45
Other	34	33
Fixed assets, gross	1,949	1,847
Less: Accumulated depreciation	1,391	1,318
Fixed assets, net	$558	$529
Depreciation expense, which includes software amortization, was $151 million, $179 million, and $167 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Other Non-current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2022	2021
Costs to obtain contracts with customers (1)	$185	$179
Taxes receivable	109	95
Investments	60	64
Leases (2)	43	63
Other	112	111
Total	$509	$512
(1)    Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2) Refer to Note 8 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2022	2021
Deferred revenue (1)	$250	$321
Taxes payable	193	149
Leases (2)	186	213
Other	718	648
Total	$1,347	$1,331
(1)$653 million and $553 million was recognized in the Consolidated Statements of Income during the years ended December 31, 2022 and December 31, 2021, respectively.
(2)Refer to Note 8 “Lease Commitments” for further information.
Other Non-current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2022	2021
Taxes payable (1)	$795	$609
Compensation and benefits	69	58
Deferred revenue	37	70
Leases (2)	28	46
Other	95	127
Total	$1,024	$910
(1)Includes $129 million and $145 million for the non-current portion of the transition tax as of December 31, 2022 and December 31, 2021, respectively. Refer to Note 9 “Income Taxes” for further information on the transition tax.
(2)Refer to Note 8 “Lease Commitments” for further information.

5.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed five acquisitions during the year ended December 31, 2022 and two acquisitions during the year ended December 31, 2021. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Year Ended December 31, 2022
Consideration transferred
Cash	$161
Deferred and contingent consideration	9
Aggregate consideration transferred	$170

Assets acquired
Goodwill	$87
Intangible assets	78
Other assets (1)	25
Total assets acquired	190
Liabilities assumed
Total liabilities assumed	20
Net assets acquired	$170
(1)     Includes Cash and cash equivalents of $2 million and funds held on behalf of clients of an insignificant amount.
Intangible assets acquired include technology as well as customer-related and contract-based assets. The intangible assets acquired as part of business acquisitions in 2022 had a weighted average useful economic life of 9 years. Acquisition related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2022 were insignificant. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2022 was approximately $25 million.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2022 Acquisitions
On November 1, 2022, the Company completed the acquisition of 100% of the share capital of E.R.N. Evaluacion de Riesgos Naturales y Antropogenicos, S.A. de C.V., a Mexico-based firm in risk assessment modeling.
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

Completed Dispositions
The Company completed three dispositions during the year ended December 31, 2022. The Company completed six dispositions during the year ended December 31, 2021 and one disposition during the year ended December 31, 2020.
The pretax gains recognized related to dispositions were $54 million, $142 million, and $25 million for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Gains recognized as a result of a disposition are included in Other income in the Consolidated Statements of Income. The pretax losses recognized in the Consolidated Statements of Income related to dispositions were insignificant for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
6.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2022 and 2021, respectively, are as follows (in millions):

Balance as of January 1, 2021	$8,666
Goodwill related to current year acquisitions	17
Goodwill related to current year disposals	(37)
Foreign currency translation and other	(212)
Balance as of December 31, 2021	$8,434
Goodwill related to current year acquisitions	87
Goodwill related to current year disposals	(11)
Foreign currency translation and other	(218)
Balance as of December 31, 2022	$8,292
Other intangible assets by asset class are as follows (in millions):

As of December 31	2022			2021
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,207	$1,833	$374	$2,289	$1,848	$441
Technology and other	436	363	73	407	357	50
Tradenames	14	14	—	14	13	1
Total	$2,657	$2,210	$447	$2,710	$2,218	$492
Amortization expense and impairment charges from finite lived intangible assets were $113 million, $147 million, and $246 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2022 is as follows (in millions):

Estimated Future Amortization
For the years ended
2023	$99
2024	82
2025	68
2026	47
2027	34
Thereafter	117
Total	$447

7.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2022	2021
Commercial paper	$592	$665
2.20% Senior Notes due November 2022 (1)	—	499
4.00% Senior Notes due November 2023 (2)	350	349
3.50% Senior Notes due June 2024	599	598
3.875% Senior Notes due December 2025	748	748
2.875% Senior Notes due May 2026 (EUR 500M)	530	563
8.205% Junior Subordinated Notes due January 2027	521	521
2.85% Senior Notes due May 2027	596	—
4.50% Senior Notes due December 2028	348	347
3.75% Senior Notes due May 2029	746	745
2.80% Senior Notes due May 2030	994	993
2.05% Senior Notes due August 2031	396	396
2.60% Senior Notes due December 2031	496	496
5.00% Senior Notes due September 2032	495	—
6.25% Senior Notes due September 2040	297	296
4.25% Senior Notes due December 2042	203	201
4.45% Senior Notes due May 2043	247	247
4.60% Senior Notes due June 2044	545	544
4.75% Senior Notes due May 2045	594	593
2.90% Senior Notes due August 2051	591	591
3.90% Senior Notes due February 2052	877	—
Other	5	—
Total debt	10,770	9,392
Less: Short-term debt and current portion of long-term debt	945	1,164
Total long-term debt	$9,825	$8,228
(1)The 2.20% Senior Notes due November 2022 were repaid in full on November 1, 2022.
(2)The 4.00% Senior Notes due November 2023 were reclassified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as of December 31, 2022.
Notes
In November 2022, Aon Global Limited’s $350 million 4.00% Senior Notes due November 2023 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year as of December 31, 2022.
In November 2022, Aon Corporation’s $500 million 2.20% Senior Notes matured and were repaid in full. In November 2021, the Company’s $500 million 2.20% Senior Notes due November 2022 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year as of December 31, 2021.
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
On August 23, 2021, Aon Corporation and Aon Global Holdings plc co-issued $400 million 2.05% Senior Notes due August 2031 and $600 million of 2.90% Senior Notes due August 2051. The Company intends to use the net proceeds of the offering for general corporate purposes.
On January 13, 2021, Aon Global Limited issued an irrevocable notice of redemption to holders of its 2.80% Senior Notes for the redemption of all $400 million outstanding aggregate principal amount of the notes, which were set to mature in March 2021. The redemption date was on February 16, 2021 and resulted in an insignificant loss due to extinguishment.
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, and Aon Global Holding plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, and Aon Corporation. Each of the notes co-issued by Aon Corporation and Aon Global Holdings plc is fully and unconditionally guaranteed by Aon plc and Aon Global Limited. All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. Refer to “Guarantee of Registered Securities” within Part II Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding guarantees of outstanding debt securities. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2022.
Repayments of total debt as of December 31, 2022 are as follows (in millions):

2023	$946
2024	604
2025	750
2026	532
2027	1,121
Thereafter	6,956
Total Repayments	10,909
Unamortized discounts, premiums, and debt issuance costs	(139)
Total Debt	$10,770
Revolving Credit Facilities
As of December 31, 2022, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2022, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2022.
Commercial Paper
Commercial paper may be issued in aggregate principal amounts of up to $1 billion under the U.S. Program and €625 million ($665 million at December 31, 2022 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at December 31, 2022. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.

Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2022	2021
Commercial paper outstanding	$592	$665
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2022	2021
Weighted average commercial paper outstanding	$499	$273
Weighted average interest rate of commercial paper outstanding	1.42%	0.01%
8.    Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statements of Financial Position are as follows (in millions):

As of December 31		2022	2021
Assets
Operating lease assets	Operating lease right-of-use assets	$699	$786
Finance lease assets	Other non-current assets	43	63
Total lease assets		$742	$849

Liabilities
Current lease liabilities
Operating	Other current liabilities	$163	$194
Finance	Other current liabilities	23	19
Non-current lease liabilities
Operating	Non-current operating lease liabilities	693	772
Finance	Other non-current liabilities	28	46
Total lease liabilities		$907	$1,031
The components of lease costs are as follows (in millions):

	Years Ended December 31
	2022	2021
Operating lease cost	$204	$217
Finance lease costs
Amortization of leased assets	28	26
Interest on lease liabilities	1	1
Variable lease cost	38	49
Short-term lease cost (1)	11	11
Sublease income	(29)	(31)
Net lease cost	$253	$273
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.

Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2022	2021
Weighted average remaining lease term (years)
Operating leases	6.7	6.9
Finance leases	2.5	3.6
Weighted average discount rate
Operating leases	3.1%	2.8%
Finance leases	1.0%	1.0%
Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$231	$244
Financing cash flows for finance leases	$14	$23
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$110	$44
ROU assets obtained in exchange for new finance lease liabilities	$—	$—
Operating lease ROU asset expense (1)	$162	$142
Changes in Non-current operating lease liabilities (1)	$(79)	$(125)
(1)The Company has recorded non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities through Other assets and liabilities in Cash flows from operations within the Consolidated Statements of Cash Flows.
Maturity analysis of operating and finance leases as of December 31, 2022 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2023	$175	$23	$198
2024	164	18	182
2025	135	10	145
2026	123	—	123
2027	108	—	108
Thereafter	235	—	235
Total undiscounted future minimum lease payments	940	51	991
Less: Imputed interest	(84)	—	(84)
Present value of lease liabilities	$856	$51	$907

9.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

	Years Ended December 31
	2022	2021	2020
Income (loss) before income taxes:
Ireland	$85	$15	$(86)
U.K.	502	549	634
U.S.	161	(818)	(28)
Other	2,408	2,185	1,946
Total	$3,156	$1,931	$2,466
Income tax expense:
Current:
Ireland	$2	$2	$2
U.K.	206	50	30
U.S. federal	195	197	126
U.S. state and local	43	72	22
Other	316	291	259
Total current tax expense	$762	$612	$439
Deferred tax expense (benefit):
Ireland	$—	$(1)	$(1)
U.K.	(152)	131	39
U.S. federal	(69)	(83)	(72)
U.S. state and local	(21)	(30)	(4)
Other	(10)	(6)	47
Total deferred tax expense (benefit)	$(252)	$11	$9
Total income tax expense	$510	$623	$448
Income before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. In addition, because the earnings shown above may, in some cases, be subject to taxation in more than one country, the income tax provision shown above as Ireland, U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The reconciliation of the income tax provisions based on the Irish statutory corporate tax rate of 25% to the provisions reflected in the Consolidated Financial Statements is as follows:

	Years Ended December 31
	2022	2021	2020
Statutory tax rate	25.0%	25.0%	25.0%
U.S. state income taxes, net of U.S. federal benefit	0.4	1.5	1.0
Taxes on international operations (1) (2)	(11.6)	(15.4)	(9.8)
Nondeductible expenses	2.4	3.3	2.1
Adjustments to prior year tax requirements	(7.0)	(0.2)	—
Deferred tax adjustments, including statutory rate changes	(0.5)	3.2	0.7
Deferred tax adjustments, international earnings	0.2	1.8	0.7
Adjustments to valuation allowances	1.9	(0.2)	—
Change in uncertain tax positions	8.6	2.1	1.5
Excess tax benefits related to shared based compensation (3)	(1.5)	(2.4)	(2.2)
Capital and other losses	(1.4)	—	(1.8)
Non-deductible transaction costs	—	1.1	1.3
Non-deductible termination fee	—	12.9	—
Other — net	(0.3)	(0.4)	(0.3)
Effective tax rate	16.2%	32.3%	18.2%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0%, 25.0% and 25.0% at December 31, 2022, 2021, and 2020, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)In July 2020, final U.S. tax regulations were issued regarding the GILTI high tax election, allowing taxpayers to exclude from GILTI the income of a Controlled Foreign Corporation that incurs a foreign tax rate more than 90% of the top U.S. corporate tax rate. A GILTI high tax election may be made on an annual basis, and taxpayers may choose to apply the election to taxable years beginning after December 31, 2017. The Company expects to make the GILTI high-tax election for 2022 and therefore recorded the impact of making the election.
(3)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.

The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2022	2021
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$952	$581
Lease liabilities	178	207
Employee benefit plans	297	160
Other accrued expenses	100	132
Accrued interest	—	97
Federal and state benefit of interest from uncertain tax positions	57	45
Deferred revenue	26	36
Investment basis differences	30	25
Lease and service guarantees	1	1
Other	38	25
Total	1,679	1,309
Valuation allowance on deferred tax assets	(275)	(230)
Total	$1,404	$1,079
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(258)	$(243)
Lease right-of-use asset	(151)	(173)
Deferred costs	(147)	(159)
Unremitted earnings	(38)	(58)
Other accrued expenses	(20)	(27)
Unrealized foreign exchange gains	(23)	(22)
Other	(42)	(32)
Total	$(679)	$(714)
Net deferred tax asset	$725	$365
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2022	2021
Deferred tax assets — non-current	$824	$766
Deferred tax liabilities — non-current	(99)	(401)
Net deferred tax asset	$725	$365
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain tax credits and net operating losses, capital losses, and interest carryforwards. Valuation allowances increased by $45 million as of December 31, 2022, when compared to December 31, 2021. The change is primarily attributable to an increase in valuation allowances related to net operating losses and foreign tax credits.

The Company generally intends to limit distributions from foreign subsidiaries in excess of U.S. tax earnings and profits (except where distributions would be limited by available cash) and to limit repatriations from certain other jurisdictions that would otherwise generate a U.S. tax liability. As of December 31, 2022, the Company has accrued $38 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following carryforwards (in millions):

As of December 31	2022	2021
U.K.
Operating loss carryforwards	$608	$41
Capital loss carryforwards	$533	$573

U.S.
Federal operating loss carryforwards	$1	$25
Federal capital loss carryforwards	$112	$112
Federal interest carryforwards	$2,269	$1,140
Federal foreign tax credit carryforwards	$20	$18

State operating loss carryforwards	$473	$398
State capital loss carryforwards	$123	$123
State interest carryforwards	$1,187	$551

Other Non-U.S.
Operating loss carryforwards	$490	$301
Capital loss carryforwards	$8	$35
Interest carryforwards	$26	$26
Other carryforwards	$5	$5
The U.K. operating losses and capital losses have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2022 have various carryforward periods and will begin to expire in 2023. Federal and state capital losses can be carried forward until 2023. Federal and state interest carryforwards have indefinite carryforward periods. Foreign tax credits can be carried forward for ten years and will begin to expire in 2028. Operating, capital losses, and other carryforwards in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2023. The interest carryforwards in other non-U.S. jurisdictions have an indefinite carryforward period.
During 2012, the Company was granted a tax holiday for the period from October 1, 2012 through September 30, 2022, with respect to withholding taxes and certain income derived from services in Singapore. The Company has been granted a new incentive for the period October 1, 2022 to September 30, 2032. The new incentive provides for a reduced withholding tax rate and a reduced tax rate on certain income derived from services in Singapore, as long as certain conditions are met.
The benefit realized was approximately $115 million, $104 million, and $97 million during the years ended December 31, 2022, 2021, and 2020, respectively. The impact of this tax holiday on diluted earnings per share was $0.54, $0.46, and $0.42 during the years ended December 31, 2022, 2021, and 2020, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2022	2021
Balance at January 1	$347	$321
Additions based on tax positions related to the current year	35	33
Additions for tax positions of prior years	226	7
Reductions for tax positions of prior years	(1)	(4)
Settlements	(1)	—
Business combinations	—	—
Lapse of statute of limitations	(5)	(10)
Foreign currency translation	—	—
Balance at December 31	$601	$347
The Company’s liability for uncertain tax positions as of December 31, 2022, 2021, and 2020, includes $535 million, $295 million, and $270 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the next twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $40 million, $22 million, and $21 million in 2022, 2021, and 2020, respectively. The Company recorded a liability for interest and penalties of $181 million, $142 million, and $120 million as of December 31, 2022, 2021, and 2020, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2014. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
10.    Shareholders’ Equity (Deficit)
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., accumulated deficit). As of December 31, 2022 and 2021, the Company had distributable profits in excess of $29.0 billion and $32.7 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2022	2021
Shares repurchased	11.1	12.4
Average price per share	$289.76	$286.82
Repurchase costs recorded to accumulated deficit	$3,203	$3,543
At December 31, 2022, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $6.0 billion. Under the Repurchase Program, the Company has repurchased a total of 160.7 million shares for an aggregate cost of approximately $21.5 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Years Ended December 31
	2022	2021	2020
Basic weighted average ordinary shares outstanding	211.7	224.7	231.9
Dilutive effect of potentially issuable shares	1.5	1.4	1.2
Diluted weighted average ordinary shares outstanding	213.2	226.1	233.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.8 million and 0.3 million shares excluded from the calculation in 2022 and 2021, respectively, and no shares excluded from the calculation in 2020.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2019	$(12)	$(1,305)	$(2,716)	$(4,033)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	1	258	(255)	4
Tax benefit	—	2	60	62
Other comprehensive income (loss) before reclassifications, net	1	260	(195)	66
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	15	—	125	140
Tax expense	(3)	—	(31)	(34)
Amounts reclassified from accumulated other comprehensive income, net	12	—	94	106
Net current period other comprehensive income (loss)	13	260	(101)	172
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	—	(290)	227	(63)
Tax benefit (expense)	—	2	(58)	(56)
Other comprehensive income (loss) before reclassifications, net	—	(288)	169	(119)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	2	—	142	144
Tax expense	(1)	—	(34)	(35)
Amounts reclassified from accumulated other comprehensive income, net	1	—	108	109
Net current period other comprehensive income (loss)	1	(288)	277	(10)
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	(15)	(528)	(569)	(1,112)
Tax benefit (expense)	4	—	149	153
Other comprehensive loss before reclassifications, net	(11)	(528)	(420)	(959)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	282	280
Tax expense	—	—	(73)	(73)
Amounts reclassified from accumulated other comprehensive income (loss), net	(2)	—	209	207
Net current period other comprehensive loss	(13)	(528)	(211)	(752)
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
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

11.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

	Years Ended December 31
	2022	2021	2020
U.S.	$108	$103	$87
U.K.	47	46	42
Netherlands and Canada	33	35	26
Total	$188	$184	$155
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2022 and 2021, and a statement of the funded status as of December 31, 2022 and 2021, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 88% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2022	2021	2022	2021	2022	2021
Change in projected benefit obligation
At January 1	$4,919	$5,406	$3,164	$3,380	$1,531	$1,625
Service cost	1	1	—	—	—	—
Interest cost	83	65	73	57	19	12
Settlements	—	(14)	(283)	—	—	—
Actuarial (gain) loss	(1,418)	(292)	(607)	(103)	(322)	24
Benefit payments	(195)	(189)	(167)	(170)	(45)	(47)
Foreign currency impact	(444)	(58)	—	—	(89)	(83)
As of December 31	$2,946	$4,919	$2,180	$3,164	$1,094	$1,531
Accumulated benefit obligation at end of year	$2,946	$4,919	$2,180	$3,164	$1,079	$1,504
Change in fair value of plan assets
At January 1	$6,246	$6,652	$2,378	$2,276	$1,430	$1,497
Actual return on plan assets	(1,961)	(136)	(484)	211	(284)	46
Employer contributions	7	9	37	61	15	17
Settlements	—	(14)	(283)	—	—	—
Benefit payments	(195)	(189)	(167)	(170)	(45)	(47)
Foreign currency impact	(559)	(76)	—	—	(83)	(83)
As of December 31	$3,537	$6,246	$1,481	$2,378	$1,032	$1,430
Market related value at end of year	$3,537	$6,246	$1,794	$2,174	$1,032	$1,430
Amount recognized in Statement of Financial Position as of December 31
Funded status	$591	$1,327	$(699)	$(786)	$(62)	$(101)
Unrecognized prior-service cost	35	40	—	—	(6)	(6)
Unrecognized loss	1,726	1,215	1,305	1,551	443	489
Net amount recognized	$2,352	$2,582	$606	$765	$375	$382
The benefit obligation decreased primarily as a result of increases in the discount rates in 2022 as compared to 2021. The value of plan assets decreased as a result of negative asset returns, predominately in the U.K, and overall weaker exchange rates versus the U.S. Dollar. The U.K. pension assets are concentrated in fixed income and annuities which were disproportionately negatively impacted by the rising interest rate environment. The U.K. hedging strategy continues to perform as expected and the related pension plans remain over-funded. Net actuarial gains decreased the benefit obligation in 2021 primarily due to the increase in the discount rates.
In November 2022, to further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. The transaction settled $280 million of benefit obligations using $280 million of assets.
In November 2020, the Company entered into an insurance contract that covers a portion of the assets within a select U.K. pension scheme. The transaction resulted in a decrease in Prepaid pension assets and Accumulated other comprehensive income of $94 million.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Prepaid benefit cost (1)	$612	$1,344	$—	$—	$—	$—
Accrued benefit liability - current (2)	(1)	(1)	(42)	(52)	(5)	(5)
Accrued benefit liability - non-current (3)	(20)	(16)	(657)	(734)	(57)	(96)
Accumulated other comprehensive loss	1,761	1,255	1,305	1,551	437	483
Net amount recognized	$2,352	$2,582	$606	$765	$375	$382
(1)Included in Prepaid pension.
(2)Included in Other current liabilities.
(3)Included in Pension, other postretirement, and postemployment liabilities.
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2022 and 2021 consist of (in millions):

	U.K.		U.S.		Other
	2022	2021	2022	2021	2022	2021
Net loss	$1,726	$1,215	$1,305	$1,551	$443	$489
Prior service cost (income)	35	40	—	—	(6)	(6)
Total	$1,761	$1,255	$1,305	$1,551	$437	$483
In 2022, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.2 billion, an ABO of $2.2 billion, and plan assets with a fair value of $1.5 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $114 million, an ABO of $114 million and, plan assets with a fair value of $93 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.1 billion and plan assets with a fair value of $1.0 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $220 million and plan assets with a fair value of $166 million.
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
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$1	$1	$—	$—	$—	$—	$—	$—	$—
Interest cost	83	65	88	73	57	85	19	12	19
Expected return on plan assets, net of administration expenses	(134)	(137)	(159)	(108)	(130)	(134)	(33)	(32)	(34)
Amortization of prior-service cost	2	2	2	—	—	1	—	—	—
Amortization of net actuarial loss	29	32	30	61	78	68	13	15	12
Net periodic benefit (income) cost	(19)	(37)	(39)	26	5	20	(1)	(5)	(3)
Settlement expense	—	5	2	170	—	—	—	—	—
Total net periodic benefit cost (income)	$(19)	$(32)	$(37)	$196	$5	$20	$(1)	$(5)	$(3)
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

In November 2022, to further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge of approximately $170 million in 2022.
Transfer payments from certain U.K. pension plans exceeded the plan’s service and interest cost in 2021 and 2020. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge for approximately £3 million in 2021 ($5 million using December 31, 2021 exchange rates), and approximately £2 million in 2020 ($2 million using December 31, 2020 exchange rates).
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2022	2021	2022	2021	2022	2021
Discount rate	4.89%	1.96%	4.82 - 5.03%	2.23 - 2.8%	3.23 - 5.19%	1.00 - 2.97%
Rate of compensation increase	3.59 - 4.09%	3.62 - 4.12%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.44%	2.52%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate	1.85%	1.20%	1.89%	1.67 - 2.25%	1.12 - 1.79%	2.36 - 2.76%	0.84 - 2.58%	0.28 - 2.00%	0.74 - 2.90%
Expected return on plan assets, net of administration expenses	2.34%	2.04%	2.74%	2.03 - 5.28%	2.65- 6.56%	3.30%-7.04%	1.80 - 3.15%	1.70 - 2.65%	2.10 - 3.10%
Rate of compensation increase	3.62 - 4.12%	3.22 - 3.72%	3.24 - 3.74%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 5.28% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2023.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 14 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.

The fair values of the Company’s U.S. pension plan assets at December 31, 2022 and December 31, 2021, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$42	$42	$—	$—
Equity investments:
Equity securities	64	64	—	—
Equity derivatives	(6)	—	(6)	—
Pooled funds (2)	293	—	—	—
Fixed income investments:
Corporate bonds	192	—	192	—
Government and agency bonds	149	124	25	—
Pooled funds (2)	507	—	—	—
Other investments:
Real estate (2) (3)	113	—	—	—
Alternative investments (2) (4)	127	—	—	—
Total	$1,481	$230	$211	$—

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$93	$93	$—	$—
Equity investments:
Equity securities	86	86	—	—
Equity derivatives	19	—	19	—
Pooled funds (2)	548	—	—	—
Fixed income investments:
Corporate bonds	249	—	249	—
Government and agency bonds	230	192	38	—
Pooled funds (2)	838	—	—	—
Other investments:
Real estate (2)(3)	156	—	—	—
Alternative investments (2) (4)	159	—	—	—
Total	$2,378	$371	$306	$—
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

The fair values of the Company’s major U.K. pension plan assets at December 31, 2022 and December 31, 2021, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$336	$336	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(548)	—	(548)	—
Government and agency bonds	1,593	1,593	—	—
Annuities	1,403	—	—	1,403
Pooled funds (2)	139	—	—	—
Other investments:
Real estate (2) (4)	97	—	—	—
Pooled funds (2) (5)	517	—	—	—
Total	$3,537	$1,929	$(548)	$1,403

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$872	$872	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(1,640)	—	(1,640)	—
Government and agency bonds	2,969	2,969	—	—
Annuities	2,305	—	—	2,305
Pooled funds (2)	463	—	—	—
Other investments:
Real estate (2) (4)	130	—	—	—
Pooled funds (2) (5)	1,147	—	—	—
Total	$6,246	$3,841	$(1,640)	$2,305
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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2022 and December 31, 2021 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2021	$2,625
Actual return on plan assets:
Relating to assets still held at December 31, 2021	(286)
Purchase, sales and settlements-net	—
Foreign exchange	(34)
Balance at December 31, 2021	2,305
Actual return on plan assets:
Relating to assets still held at December 31, 2022	(674)
Purchases, sales and settlements-net	—
Foreign exchange	(228)
Balance at December 31, 2022	$1,403
The fair values of the Company’s other major pension plan assets at December 31, 2022 and December 31, 2021, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$30	$30	$—	$—
Equity investments:
Equity securities	53	53	—	—
Pooled funds (2)	211	—	—	—
Fixed income investments:
Government and agency bonds	225	225	—	—
Derivatives	(3)	—	(3)	—
Pooled funds (2)	462	—	—	—
Other investments:
Alternative investments (2) (3)	42	—	—	—
Real estate (2) (4)	12	—	—	—
Total	$1,032	$308	$(3)	$—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$29	$29	$—	$—
Equity investments:
Equity securities	72	72	—	—
Pooled funds (2)	316	—	—	—
Fixed income investments:
Government and agency bonds	350	350	—	—
Pooled funds (2)	597	—	—	—
Other investments:
Alternative investments (2) (3)	55	—	—	—
Real estate (2) (4)	11	—	—	—
Total	$1,430	$451	$—	$—
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
Investment Policy and Strategy
The U.S. investment policy, as established by the RPGIC, seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2022, the weighted average targeted allocation for the U.S. plans was 30% for equity investments, 54% for fixed income investments, and 16% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2022, the weighted average targeted allocation for the U.K. and non-U.S. plans was 6% for equity investments, 86% for fixed income investments, and 8% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2023, the Company expects to contribute approximately $4 million, $43 million, and $14 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2022 (in millions):

	U.K.	U.S.	Other
2023	$153	$157	$46
2024	$157	$158	$47
2025	$161	$158	$49
2026	$166	$162	$50
2027	$170	$155	$51
2028 - 2032	$905	$754	$274

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated PBO, fair value of plan assets, funded status and net amount recognized as of December 31, 2022 and 2021 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2022	2021
Accumulated projected benefit obligation	$83	$109
Fair value of plan assets	14	17
Funded status	(69)	(92)
Unrecognized prior-service credit	(1)	(1)
Unrecognized (gain) loss	(19)	2
Net amount recognized	$(89)	$(91)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2022	2021	2020
Net periodic benefit cost recognized (millions)	$3	$5	$4
Weighted-average discount rate used to determine future benefit obligations	4.94 - 5.19%	2.52 - 3.06%	2.10 - 2.58%
Weighted-average discount rate used to determine net periodic benefit costs	1.97 - 2.69%	1.45 - 2.68%	2.93 - 3.25%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2023 is $0.8 million net gain and $0.2 million of prior-service credit.
•To contribute $5 million to fund significant other postretirement benefit plans during 2023.
•Estimated future benefit payments will be approximately $5 million each year for 2023 through 2027, and $27 million in aggregate for 2028-2032.
12.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

	Years Ended December 31
	2022	2021	2020
Restricted share units	$251	$204	$186
Performance share awards	134	189	116
Employee share purchase plans and other (1)	12	56	10
Total share-based compensation expense	397	449	312
Tax benefit	83	87	61
Share-based compensation expense, net of tax	$314	$362	$251
(1) 2021 includes expenses related to the Aon United Growth Ownership Plan.
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2021	3,075	$203
Granted	1,117	$279
Vested	(1,154)	$187
Forfeited	(175)	$219
Non-vested balance at December 31, 2022	2,863	$238
(1)Represents per share weighted average fair value of award at date of grant.
The weighted-average grant date fair value of the Company's RSU awards granted during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $279, $253, and $185, respectively. The fair value of RSUs that vested during 2022, 2021, and 2020 was $216 million, $189 million, and $190 million, respectively.
Unamortized deferred compensation expense amounted to $466 million as of December 31, 2022, with a remaining weighted average amortization period of approximately 2.0 years.
Performance Share Awards
The vesting of PSAs is contingent upon meeting a cumulative level of adjusted diluted earnings per share related performance over a three-year period. The actual issuance of shares may range from 0-200% of the target number of PSAs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of PSAs is based upon the market price of the Company’s class A ordinary shares at the date of grant, reduced by the present value of estimated dividends foregone during the vesting period. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.
The following table summarizes the status of the Company's PSAs at 100% of the targeted amount (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2021	1,298	$181
Granted	300	$311
Vested	(444)	$163
Forfeited	(18)	$217
Non-vested balance at December 31, 2022	1,136	$222
(1)Represents per share weighted average fair value of award at date of grant.

The per share weighted-average grant date fair value of the Company's PSA awards granted during the years ended December 31, 2022, December 31, 2021, and December 31, 2020 was $311, $225, and $163, respectively. The payout of shares in 2022 with respect to the PSA awards granted in 2019 based on performance for the three-year performance period ended 2021 was, in aggregate, 888 thousand shares. The fair value of PSAs that vested during 2022, 2021, and 2020 was $145 million, $112 million, and $121 million, respectively.

Unamortized compensation expense, based on current performance levels, amounted to $126 million as of December 31, 2022, with a remaining weighted average amortization period of approximately 1.3 years.

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position
As of December 31	2022	2021	2022	2021	2022	2021
Foreign exchange contracts
Accounted for as hedges	$618	$629	$12	$27	$2	$—
Not accounted for as hedges (3)	312	412	—	2	1	—
Total	$930	$1,041	$12	$29	$3	$—
(1)Included within Other current assets ($3 million in 2022 and $21 million in 2021) or Other non-current assets ($9 million in 2022 and $8 million in 2021).
(2)Included within Other current liabilities ($2 million in 2022) or Other non-current liabilities ($1 million in 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2022	2021	2020
(Loss) gain recognized in Accumulated other comprehensive loss	$(15)	$—	$1
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2022	2021	2020
Total revenue	$2	$(3)	$(14)
Compensation and benefits	—	1	—
Interest expense	—	—	(1)
Total	$2	$(2)	$(15)
The Company estimates that approximately $10 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a gain of $11 million in 2022, a loss of $24 million in 2021, and a gain of $1 million in 2020 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,323	$3,323	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—

		Fair Value Measurements Using
	Balance at December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,918	$2,918	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$40	$—	$40	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$11	$—	$11	$—
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2022 or 2021. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2022, 2021, or 2020.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2022		2021
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$350	$347	$499	$507
Long-term debt	$9,825	$8,745	$8,228	$9,204
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
The Company is not subject to current matters in connection with which the Company believes (1) material loss (including interest and costs) is probable, (2) material loss (including interest and costs) is reasonably possible (that is, more than remote but not probable), or (3) there exists the reasonable possibility of material loss (including interest and costs) greater than the accrued amount. The Company includes in the current matters described below certain matters in which it believes a material loss is remote but in which the claimed amounts are significant. Although management at present believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected.
Current Matters
Aon Hewitt Investment Consulting, Inc, now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to ERISA. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs have filed an appeal with the United States Court of Appeals for the Fourth Circuit, and oral argument took place on December 7, 2022. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims and appeal.
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer, and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($35 million at December 31, 2022 exchange rates). In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Settled/Closed Matters
On October 3, 2017, CCC invoked arbitration to pursue a claim that it asserts against Aon New Zealand. Aon provided insurance broking services to CCC in relation to CCC’s 2010-2011 material damage and business interruption program. In December 2015, CCC settled its property and business interruption claim for its losses arising from the 2010-2011 Canterbury earthquakes against the underwriter of its material damage and business interruption program and the reinsurers of that underwriter. CCC contends that acts and omissions by Aon caused CCC to recover less in that settlement than it otherwise would have. CCC claimed damages of approximately NZD 320 million ($202 million at December 31, 2022 exchange rates) plus interest and costs. In December 2022, the case was settled with no admission of liability on the part of Aon.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $74 million at December 31, 2022, and $75 million at December 31, 2021. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $173 million at December 31, 2022 compared to $153 million at December 31, 2021.
16.    Segment Information
The Company operates as one segment that includes all of Aon’s operations, which as a global professional services firm provides a broad range of risk, health, and wealth solutions through four solution lines which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one segment: Aon United.
The Company’s reportable operating segment has been determined using a management approach, which is consistent with the basis and manner in which the CODM uses financial information for the purposes of allocating resources and evaluating performance. The CODM assesses performance and allocates resources based on total Aon results against its key four metrics, expense discipline, and collaborative behaviors that maximize value for Aon and its shareholders, regardless of which solution line it benefits.
As Aon operates as one segment, segment profit or loss is consistent with consolidated reporting as disclosed in the Consolidated Statements of Income. Refer to Note 3 “Revenue from Contracts with Customers” for further information on revenue by principal service line.
Consolidated long-lived assets, net by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2022	$1,300	$519	$120	$155	$9	$279	$218
2021	$1,378	$563	$121	$180	$7	$293	$214

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2022. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2022 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report titled “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during 2022 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc
Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.
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
February 17, 2023

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevents Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2023 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Director Nominee Bios” and “Corporate Governance” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon plc’s ordinary shares is set forth under the headings “Other Information - Equity Compensation Plan Information,” “Principal Holders of Voting Securities,” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2022 and 2021
Consolidated Statements of Income — Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows — Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
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

4.21*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.22*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.23*	Form of 2.200% Senior Note due 2022, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed November 15, 2019.

4.24*	Form of 2.800% Senior Note due 2030 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 15, 2020.

4.25	Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

4.31*
Third Indenture Supplement, dated February 28, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed February 28, 2022.

4.32*	Form of 2.850% Senior Note due 2027 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.33*	Form of 3.900% Senior Note due 2052 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.34*
Fourth Indenture Supplement, dated September 12, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed September 12, 2022.

4.35*	Form of 5.000% Senior Note due 2032 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed September 12, 2022.

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

10.7*
Amendment No. 3 to the 2017 Credit Agreement, dated October 19, 2022, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global limited, Citibank, N.A., as administrative agent, and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 21, 2022.

10.8*	Purchase Agreement, dated February 9, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed February 10, 2017.

10.9*
Amendment No. 1 to Purchase Agreement, dated April 17, 2017, between Aon plc and Tempo Acquisition, LLC - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10-Q for the quarter ended March 31, 2017.

10.10*#	Deed of Assumption of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.11*#	Deed of Assumption of Aon Global Limited, dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.12*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated, effective January 1, 2010) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.13*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.14*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.15*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.16*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.17*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.18*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.19*#
First Amendment to the Aon plc 2011 Incentive Plan, effective September 13, 2021 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.20*#
Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.20 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

10.40*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Gregory C. Case – incorporated by reference to exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 23, 2022.

10.41*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on October 3, 2007.

10.42*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on March 30, 2012.

10.43*#
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

10.45*#
Amendment to Employment Agreement, dated July 26, 2021, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on July 26, 2021.

10.46*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016

10.47*#
Amendment to International Assignment Letter, dated June 25, 2018, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.48*#
Amendment to International Assignment Letter, dated June 25, 2019, between Aon Corporation and Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.49*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.50*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.51*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Christa Davies – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed June 23, 2022.

10.52*#	Letter Agreement, dated July 16, 2019, between Aon Corporation and Darren Zeidel - incorporated by reference to Exhibit 10.50 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021

10.53*#
Letter Agreement, dated October 22, 2019, between Aon Corporation and Lisa Stevens - incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.54*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen- incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.55*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.56*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.57*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.58*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 - incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.59*#
Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020 - incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.60*#
Fifth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.64 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.61#	Sixth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective June 30, 2022.

10.62*#
Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021 - incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.63*#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.64*#	Aon Supplemental Savings Plan, amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.65*#	First Amendment to the Aon Supplemental Savings Plan, effective March 30, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.66*#
Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.67*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 - incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.68*#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020 - incorporated by reference to Exhibit 10.68 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.69*#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021 – incorporated by reference to Exhibit 10.69 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.70*#	Sixth Amendment to the Aon Supplemental Savings Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.71#	Seventh Amendment to the Aon Supplemental Savings Plan, effective June 30, 2022.

10.72*#
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

10.73*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.74*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.75*	Form of Irrevocable Director Undertaking - incorporated by reference to Exhibit 10.1 to Aon’s Form 8-K filed March 10, 2020.

10.76*#
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 17, 2023
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2023
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 17, 2023
Lester B. Knight

/s/ JIN-YONG CAI	Director	February 17, 2023
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 17, 2023
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 17, 2023
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 17, 2023
Cheryl A. Francis

/s/ ADRIANA KARABOUTIS	Director	February 17, 2023
Adriana Karaboutis

/s/ J. MICHAEL LOSH	Director	February 17, 2023
J. Michael Losh

/s/ RICHARD C. NOTEBAERT	Director	February 17, 2023
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 17, 2023
Gloria Santona

/s/ BYRON SPRUELL	Director	February 17, 2023
Byron Spruell

/s/ CAROLYN Y. WOO	Director	February 17, 2023
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 17, 2023
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 17, 2023
Michael Neller