Form 10-Q
period 2023-03-31
Aon plc
filed 2023-04-28
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

+353 1 266 6000
(Registrant’s Telephone Number,
Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 4.00% Senior Notes due 2023	AON23	New York Stock Exchange
Guarantees of Aon plc’s 3.50% Senior Notes due 2024	AON24	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.85% Senior Notes due 2027	AON27	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.05% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.60% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.00% Senior Notes due 2032	AON32	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.35% Senior Notes due 2033	AON33	New York Stock Exchange
Guarantees of Aon plc’s 4.25% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.45% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.60% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.75% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.90% Senior Notes due 2051	AON51	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 3.90% Senior Notes due 2052	AON52	New York Stock Exchange

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of April 27, 2023: 204,245,515

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
•changes in the competitive environment, due to macroeconomic conditions (including impacts from instability in the banking or commercial real estate sectors) or otherwise, or damage to our reputation;
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
•our ability to develop and implement innovative growth strategies and initiatives intended to yield cost savings and the ability to achieve such growth or cost savings; and
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us.
Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no (and expressly disclaim any) obligation to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events, or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AUM	Assets Under Management
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
E.U.	European Union
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
LOC	Letter of Credit
NEBC	National Employee Benefits Committee
P&C	Property and Casualty
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2023	2022
Revenue
Total revenue	$3,871	$3,670
Expenses
Compensation and benefits	1,792	1,767
Information technology	139	123
Premises	75	72
Depreciation of fixed assets	38	38
Amortization and impairment of intangible assets	25	28
Other general expense	329	275
Total operating expenses	2,398	2,303
Operating income	1,473	1,367
Interest income	5	3
Interest expense	(111)	(91)
Other income (expense)	(25)	25
Income before income taxes	1,342	1,304
Income tax expense	263	256
Net income	1,079	1,048
Less: Net income attributable to noncontrolling interests	29	25
Net income attributable to Aon shareholders	$1,050	$1,023

Basic net income per share attributable to Aon shareholders	$5.09	$4.75
Diluted net income per share attributable to Aon shareholders	$5.07	$4.73
Weighted average ordinary shares outstanding - basic	206.1	215.3
Weighted average ordinary shares outstanding - diluted	207.1	216.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2023	2022
Net income	$1,079	$1,048
Less: Net income attributable to noncontrolling interests	29	25
Net income attributable to Aon shareholders	1,050	1,023
Other comprehensive income, net of tax:
Change in fair value of financial instruments	3	1
Foreign currency translation adjustments	54	(7)
Postretirement benefit obligation	22	33
Total other comprehensive income	79	27
Less: Other comprehensive income (loss) attributable to noncontrolling interests	—	(1)
Total other comprehensive income attributable to Aon shareholders	79	28
Comprehensive income attributable to Aon shareholders	$1,129	$1,051
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,119	$690
Short-term investments	172	452
Receivables, net	3,713	3,035
Fiduciary assets	16,629	15,900
Other current assets	511	646
Total current assets	22,144	20,723
Goodwill	8,319	8,292
Intangible assets, net	425	447
Fixed assets, net	605	558
Operating lease right-of-use assets	684	699
Deferred tax assets	897	824
Prepaid pension	672	652
Other non-current assets	507	509
Total assets	$34,253	$32,704

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,681	$2,114
Short-term debt and current portion of long-term debt	775	945
Fiduciary liabilities	16,629	15,900
Other current liabilities	1,510	1,347
Total current liabilities	20,595	20,306
Long-term debt	10,577	9,825
Non-current operating lease liabilities	681	693
Deferred tax liabilities	110	99
Pension, other postretirement, and postemployment liabilities	1,169	1,186
Other non-current liabilities	1,063	1,024
Total liabilities	34,195	33,133

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2023 - 204.5; 2022 - 205.4)	2	2
Additional paid-in capital	6,860	6,864
Accumulated deficit	(2,388)	(2,772)
Accumulated other comprehensive loss	(4,544)	(4,623)
Total Aon shareholders' deficit	(70)	(529)
Noncontrolling interests	128	100
Total equity (deficit)	58	(429)
Total liabilities and equity	$34,253	$32,704
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2023	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
Net income	—	—	1,050	—	29	1,079
Shares issued - employee stock compensation plans	0.9	(131)	(1)	—	—	(132)
Shares repurchased	(1.8)	—	(550)	—	—	(550)
Share-based compensation expense	—	127	—	—	—	127
Dividends to shareholders ($0.56 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	54	—	54
Net postretirement benefit obligation	—	—	—	22	—	22
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2023	204.5	$6,862	$(2,388)	$(4,544)	$128	$58

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares repurchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2023	2022
Cash flows from operating activities
Net income	$1,079	$1,048
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	—	(25)
Depreciation of fixed assets	38	38
Amortization and impairment of intangible assets	25	28
Share-based compensation expense	127	119
Deferred income taxes	(70)	(18)
Other, net	—	1
Change in assets and liabilities:
Receivables, net	(664)	(544)
Accounts payable and accrued liabilities	(443)	(449)
Current income taxes	126	153
Pension, other postretirement and postemployment liabilities	(9)	(28)
Other assets and liabilities	234	140
Cash provided by operating activities	443	463
Cash flows from investing activities
Proceeds from investments	13	45
Purchases of investments	(11)	(9)
Net sales (purchases) of short-term investments - non fiduciary	280	(164)
Acquisition of businesses, net of cash and funds held on behalf of clients	(2)	(134)
Sale of businesses, net of cash and funds held on behalf of clients	1	22
Capital expenditures	(76)	(23)
Cash provided by (used for) investing activities	205	(263)
Cash flows from financing activities
Share repurchase	(550)	(828)
Proceeds from issuance of shares	25	23
Cash paid for employee taxes on withholding shares	(157)	(139)
Commercial paper issuances, net of repayments	(173)	(551)
Issuance of debt	744	1,471
Increase in fiduciary liabilities, net of fiduciary receivables	636	647
Cash dividends to shareholders	(115)	(110)
Noncontrolling interests and other financing activities	(6)	(13)
Cash provided by financing activities	404	500
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	58	(50)
Net increase in cash and cash equivalents and funds held on behalf of clients	1,110	650
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,076	6,645
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,186	$7,295
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,119	$595
Funds held on behalf of clients	7,067	6,700
Total cash and cash equivalents and funds held on behalf of clients	$8,186	$7,295
Supplemental disclosures:
Interest paid	$79	$22
Income taxes paid, net of refunds	$206	$121
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2023.
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
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2023	2022
Commercial Risk Solutions	$1,778	$1,719
Reinsurance Solutions	1,077	976
Health Solutions	671	638
Wealth Solutions	350	345
Eliminations	(5)	(8)
Total revenue	$3,871	$3,670

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
United States	$1,495	$1,417
Americas other than United States	301	276
United Kingdom	554	528
Ireland	30	29
Europe, Middle East, & Africa other than United Kingdom and Ireland	1,102	1,058
Asia Pacific	389	362
Total revenue	$3,871	$3,670
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$355	$361
Additions	362	348
Amortization	(462)	(457)
Impairment	—	—
Foreign currency translation and other	2	2
Balance at end of period	$257	$254
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$185	$179
Additions	10	15
Amortization	(12)	(12)
Impairment	—	—
Foreign currency translation and other	—	2
Balance at end of period	$183	$184
4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At March 31, 2023, Cash and cash equivalents and Short-term investments were $1,291 million compared to $1,142 million at December 31, 2022, an increase of $149 million. Of the total balances, $117 million and $115 million were restricted as to their use at March 31, 2023 and December 31, 2022, respectively. Included within Short-term investments as of March 31, 2023 and December 31, 2022, were £62.8 million ($76.8 million at March 31, 2023 exchange rates) and £60.1 million ($72.5 million at December 31, 2022 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Foreign currency remeasurement	$(19)	$(28)
Pension and other postretirement	(17)	(3)
Gain from sales of businesses	—	25
Equity earnings	3	1
Financial instruments and other	8	30
Total	$(25)	$25
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$76	$90
Provision	7	6
Accounts written off, net of recoveries	—	(3)
Balance at end of period	$83	$93
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2023	December 31, 2022
Costs to fulfill contracts with customers (1)	$257	$355
Prepaid expenses	143	109
Taxes receivable	35	74
Other	76	108
Total	$511	$646
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2023	December 31, 2022
Costs to obtain contracts with customers (1)	$183	$185
Taxes receivable	107	109
Investments	63	60
Leases	39	43
Other	115	112
Total	$507	$509
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2023	December 31, 2022
Deferred revenue (1)	$337	$250
Taxes payable	245	193
Leases	182	186
Other	746	718
Total	$1,510	$1,347
(1)During the three months ended March 31, 2023, revenue of $167 million was recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2022, revenue of $203 million was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2023	December 31, 2022
Taxes payable (1)	$835	$795
Compensation and benefits	66	69
Deferred revenue	42	37
Leases	24	28
Other	96	95
Total	$1,063	$1,024
(1)Includes $129 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of March 31, 2023 and December 31, 2022, respectively.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed no acquisitions during the three months ended March 31, 2023 and completed one acquisition during the three months ended March 31, 2022.
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
Completed Dispositions
The Company completed no dispositions during the three months ended March 31, 2023 and two dispositions during the three months ended March 31, 2022.
The pretax gains recognized related to the dispositions were $25 million for the three months ended March 31, 2022. There were no losses recognized for the three months ended March 31, 2022. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.

7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2023 are as follows (in millions):

Balance as of December 31, 2022	$8,292
Foreign currency translation and other	27
Balance as of March 31, 2023	$8,319
Other intangible assets by asset class are as follows (in millions):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$2,159	$1,801	$358	$2,207	$1,833	$374
Technology and other (1)	436	369	67	450	377	73
Total	$2,595	$2,170	$425	$2,657	$2,210	$447
(1)Includes $14 million of fully amortized intangible assets previously classified as Tradenames which have been reclassified within Technology and other as of March 31, 2023 and March 31, 2022.
The estimated future amortization for finite-lived intangible assets as of March 31, 2023 is as follows (in millions):

Remainder of 2023	$73
2024	82
2025	68
2026	48
2027	34
2028	27
Thereafter	93
Total	$425
8. Debt
Notes
On February 28, 2023, Aon Corporation, a Delaware corporation, and Aon Global Holdings plc, a public limited company formed under the laws of England and Wales, both wholly owned subsidiaries of the Company, co-issued $750 million 5.35% Senior Notes due in February 2033. The Company intends to use the net proceeds from the offering for general corporate purposes.
In November 2022, Aon Global Limited’s $350 million 4.00% Senior Notes due November 2023 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
In November 2022, Aon Corporation’s $500 million 2.20% Senior Notes matured and were repaid in full.
On September 12, 2022, Aon Corporation and Aon Global Holdings plc co-issued $500 million of 5.00% Senior Notes due September 2032. The Company intends to use the net proceeds from the offering for general corporate purposes.
On February 28, 2022, Aon Corporation and Aon Global Holdings plc co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
Revolving Credit Facilities
As of March 31, 2023, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.

Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At March 31, 2023, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2023.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to $1.0 billion under the U.S. Program and €625 million ($673 million at March 31, 2023 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at March 31, 2023. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Global Holdings plc and the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	March 31, 2023	December 31, 2022
Commercial paper outstanding	$420	$592
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022
Weighted average commercial paper outstanding	$393	$571
Weighted average interest rate of commercial paper outstanding	3.38%	(0.16)%
9. Income Taxes
The effective tax rate on Net income was 19.6% for the three months ended March 31, 2023 and 2022, respectively.
For the three months ended March 31, 2023 and March 31, 2022, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Shares repurchased	1.8	2.8
Average price per share	$305.31	$294.47
Repurchase costs recorded to accumulated deficit	$550	$828

At March 31, 2023, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $5.5 billion. Under the Repurchase Program, the Company has repurchased a total of 162.5 million shares for an aggregate cost of approximately $22.0 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Basic weighted average ordinary shares outstanding	206.1	215.3
Dilutive effect of potentially issuable shares	1.0	1.1
Diluted weighted average ordinary shares outstanding	207.1	216.4
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three months ended March 31, 2023 and 0.9 million shares excluded from the calculation for the three months ended March 31, 2022.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	—	54	(1)	53
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	32	37
Tax expense	(2)	—	(9)	(11)
Amounts reclassified from accumulated other comprehensive income, net	3	—	23	26
Net current period other comprehensive income	3	54	22	79
Balance at March 31, 2023	$(8)	$(1,807)	$(2,729)	$(4,544)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications, net	—	(6)	10	4
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	1	—	31	32
Tax expense	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income, net	1	—	23	24
Net current period other comprehensive income (loss)	1	(6)	33	28
Balance at March 31, 2022	$3	$(1,339)	$(2,507)	$(3,843)
(1)Reclassifications from this category included in Accumulated other comprehensive loss are recorded in Total revenue, Interest expense, and Compensation and benefits in the Condensed Consolidated Statements of Income. Refer to Note 12 “Derivatives and Hedging” for further information regarding the Company’s derivative and hedging activity.
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	36	23	26	17	10	5
Expected return on plan assets, net of administration expenses	(46)	(36)	(30)	(27)	(12)	(9)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	18	7	9	16	3	4
Net periodic (benefit) cost	8	(5)	5	6	1	—
Loss on pension settlement	—	—	—	1	—	—
Total net periodic (benefit) cost	$8	$(5)	$5	$7	$1	$—
In the first quarter of 2022, the Company recognized a non-cash settlement charge of approximately $1 million. Settlements from a certain U.S. pension plan exceeded the plan’s service and interest cost. This triggered settlement accounting which required the immediate recognition of a portion of the accumulated losses associated with the plan.
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $4 million, $43 million, and $14 million, (at December 31, 2022 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2023. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2023	2022
Contributions to U.K. pension plans	$1	$3
Contributions to U.S. pension plans	16	18
Contributions to other major pension plans	6	8
Total contributions	$23	$29
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Foreign exchange contracts
Accounted for as hedges	$631	$618	$16	$12	$1	$2
Not accounted for as hedges (3)	461	312	1	—	—	1
Total	$1,092	$930	$17	$12	$1	$3
(1)Included within Other current assets ($5 million at March 31, 2023 and $3 million at December 31, 2022) or Other non-current assets ($12 million at March 31, 2023 and $9 million at December 31, 2022).
(2)Included within Other current liabilities ($1 million at March 31, 2023 and $2 million December 31, 2022) or Other non-current liabilities ($1 million at December 31, 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Gain recognized in Accumulated other comprehensive loss	$—	$1
The amounts of derivative losses reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Losses recognized in Total revenue	$(5)	$(1)
The Company estimates that approximately $9 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2023 and March 31, 2022, the Company recorded gains of of $9 million and $32 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,311	$3,311	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$26	$—	$26	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,323	$3,323	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 12 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2023 or 2022. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2023 or 2022 related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$350	$347	$350	$347
Long-term debt	$10,577	$9,754	$9,825	$8,745
14. Claims, Lawsuits, and Other Contingencies
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
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon

(and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($35 million at March 31, 2023 exchange rates). In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $72 million at March 31, 2023, and $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $114 million at March 31, 2023 compared to $173 million at December 31, 2022.
15. Segment Information
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2023 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our first quarter of 2023 financial results.
•Revenue increased $201 million, or 5% to $3.9 billion compared to the prior year period reflecting organic revenue growth of 7% and a 1% favorable impact from fiduciary investment income, partially offset by a 3% unfavorable impact from foreign currency translation.
•Total operating expenses in the first quarter increased 4% to $2.4 billion compared to the prior year period due primarily to an increase in expense associated with 7% organic revenue growth and investments in long-term growth, partially offset by a $67 million favorable impact from foreign currency translation.
•Operating margin increased to 38.1% from 37.2% in the prior year period. The increase was driven by an increase in operating expenses as listed above and organic revenue growth of 7%.
•Due to the factors set forth above, Net income increased $31 million to $1,079 million compared to the prior year period.
•Diluted earnings per share was $5.07 compared to $4.73 per share for the prior year period.
•Cash flows provided by operations for the first three months of 2023 decreased $20 million, or 4%, to $443 million compared to the prior year period, primarily due to higher cash tax payments, partially offset by strong operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2023:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 7% for the first quarter of 2023, driven by ongoing strong retention and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 38.7% for the first quarter of 2023 compared to 38.0% in the prior year period. The increase in adjusted operating margin primarily reflects organic revenue growth, partially offset by increased expenses and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $5.17 per share for the first quarter of 2023, compared to $4.83 per share for the respective prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first three months of 2023 by $73 million from the prior year period, to $367 million, reflecting a decrease in cash flows from operations and by a $53 million increase in capital expenditures.
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions, cyber events, regulatory changes, ongoing public health impacts, and the increased focus on workforce resilience in various work environments, continue to create volatility and uncertainty for our clients. Aon offers a wide range of risk assessment, consulting and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We view ESG risks as a valuable opportunity for Aon to work together as one firm to address client needs and improve our impact on ESG matters.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue
Total revenue	$3,871	$3,670
Expenses
Compensation and benefits	1,792	1,767
Information technology	139	123
Premises	75	72
Depreciation of fixed assets	38	38
Amortization and impairment of intangible assets	25	28
Other general expense	329	275
Total operating expenses	2,398	2,303
Operating income	1,473	1,367
Interest income	5	3
Interest expense	(111)	(91)
Other income (expense)	(25)	25
Income before income taxes	1,342	1,304
Income tax expense	263	256
Net income	1,079	1,048
Less: Net income attributable to noncontrolling interests	29	25
Net income attributable to Aon shareholders	$1,050	$1,023
Diluted net income per share attributable to Aon shareholders	$5.07	$4.73
Weighted average ordinary shares outstanding - diluted	207.1	216.4
Revenue
Total revenue increased $201 million, or 5%, to $3,871 million, compared to the prior year period, with organic revenue growth of 7%, driven by ongoing strong retention, net new business generation, and management of the renewal book portfolio, and a 1% favorable impact from fiduciary investment income, partially offset by a 3% unfavorable impact from foreign currency translation.
Commercial Risk Solutions organic revenue growth of 6% reflects strong growth across most major geographies driven by strong retention, net new business generation, and management of the renewal book portfolio. Growth in retail brokerage was highlighted by double-digit growth in EMEA, Latin America, and the Pacific driven by continued strength in core P&C. U.S. retail brokerage grew modestly after growing double-digits in the prior year period and reflecting the impact of the external M&A and IPO markets on M&A services. Results also reflect strong growth globally in the affinity business across both consumer and business solutions, including growth in the travel and events practice and Digital Client Solutions. On average globally, exposures and pricing were positive, resulting in a modestly positive market impact.
Reinsurance Solutions organic revenue growth of 9% reflects strong growth in treaty, driven by strong retention and continued net new business generation, as well as double-digit growth in both the Strategy and Technology Group and facultative placements. Market impact was modestly positive on results in the quarter. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year.
Health Solutions organic revenue growth of 8% reflects growth globally in core health and benefits brokerage, driven by strong retention, net new business generation, and management of the renewal book portfolio. Strength in the core was highlighted by double-digit growth in Asia Pacific, U.K., and Latin America. Results also reflect double-digit growth in Human Capital, driven by data and advisory solutions.

Wealth Solutions organic revenue growth of 6% reflects growth in Retirement, driven by higher advisory demand and project-related work related to pension de-risking and ongoing impacts of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue due to equity market and interest rate movements was partially offset by higher advisory demand and project-related work.
Compensation and Benefits
Compensation and benefits expense increased $25 million, or 1%, compared to the prior year period due primarily to an increase in expense associated with 7% organic revenue growth, partially offset by a $55 million favorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $16 million, or 13%, compared to the prior year period due primarily to ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth and continued investment in core infrastructure and security.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, increased $3 million, or 4%, in the first quarter of 2023 compared to the prior year period.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets was flat in the first quarter of 2023 compared to the prior year period.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets decreased $3 million, or 11%, compared to the prior year period.
Other General Expense
Other general expense in the first quarter of 2023 increased $54 million, or 20%, compared to the prior year period due primarily to an increase in expense associated with 7% organic revenue growth, including an increase in business travel expense, especially compared to the prior year period as business travel was suppressed by COVID-19.
Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2023, interest income increased $2 million to $5 million compared to the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $20 million to $111 million compared to the prior year period, reflecting an increase in total debt and higher interest rates.
Other Income (Expense)
Other expense was $25 million for the first quarter of 2023, compared to Other income of $25 million for the first quarter of 2022. Other expense for the first quarter of 2023 primarily reflects the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and non-cash net periodic pension cost. Other income for the first quarter of 2022 primarily reflects a gain from the sale of a business in Wealth Solutions.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the first quarter of 2023 was $1,342 million, a 3% increase from $1,304 million in the first quarter of 2022.
Income Taxes
The effective tax rate on Net income was 19.6% for the first quarters of 2023 and 2022.

For the three months ended March 31, 2023 and March 31, 2022, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of share-based payments.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2023 increased to $1,050 million, or $5.07 per diluted share, from $1,023 million, or $4.73 per diluted share, in the prior year period.
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

	Three Months Ended March 31,
	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,778	$1,719	3%	(3)%	2%	(2)%	6%
Reinsurance Solutions	1,077	976	10	(2)	2	1	9
Health Solutions	671	638	5	(3)	—	—	8
Wealth Solutions	350	345	1	(4)	—	(1)	6
Eliminations	(5)	(8)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,871	$3,670	5%	(3)%	1%	—%	7%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2023 and 2022, was $52 million and $2 million, respectively.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022
Revenue	$3,871	$3,670

Operating income - as reported	$1,473	$1,367
Amortization and impairment of intangible assets	25	28
Operating income - as adjusted	$1,498	$1,395

Operating margin - as reported	38.1%	37.2%
Operating margin - as adjusted	38.7%	38.0%

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

	Three Months Ended March 31, 2023
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,473	$25	$1,498
Interest income	5	—	5
Interest expense	(111)	—	(111)
Other income (expense)	(25)	—	(25)
Income before income taxes	1,342	25	1,367
Income tax expense (1)	263	5	268
Net income	1,079	20	1,099
Less: Net income attributable to noncontrolling interests	29	—	29
Net income attributable to Aon shareholders	$1,050	$20	$1,070

Diluted net income per share attributable to Aon shareholders	$5.07	$0.10	$5.17

Weighted average ordinary shares outstanding - diluted	207.1	—	207.1
Effective tax rates (1)	19.6%		19.6%

	Three Months Ended March 31, 2022
			Non-GAAP
	U.S. GAAP	Adjustments	Adjusted
Operating income	$1,367	$28	$1,395
Interest income	3	—	3
Interest expense	(91)	—	(91)
Other income	25	—	25
Income before income taxes	1,304	28	1,332
Income tax expense (1)	256	6	262
Net income	1,048	22	1,070
Less: Net income attributable to noncontrolling interests	25	—	25
Net income attributable to Aon shareholders	$1,023	$22	$1,045

Diluted net income per share attributable to Aon shareholders	$4.73	$0.10	$4.83

Weighted average ordinary shares outstanding - diluted	216.4	—	216.4
Effective tax rates (1)	19.6%		19.7%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate.
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

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$443	$463
Capital expenditures	(76)	(23)
Free cash flow	$367	$440
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
Currency fluctuations had an unfavorable impact of $0.14 on net income per diluted share during the three months ended March 31, 2023 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.19 on net income per diluted share during the three months ended March 31, 2022 if 2021 results were translated at 2022 rates.
Currency fluctuations had an unfavorable impact of $0.14 on adjusted diluted earnings per share during the three months ended March 31, 2023 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.19 on adjusted diluted earnings per share during the three months ended March 31, 2022 if 2021 results were translated at 2022 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.

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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $7.1 billion and $6.4 billion at March 31, 2023 and December 31, 2022, respectively, and fiduciary receivables of $9.6 billion and $9.5 billion at March 31, 2023 and December 31, 2022, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2023, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2023 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,119	$—	$3,928	$5,047
Money market funds	—	172	3,139	3,311
Cash, Short-term investments, and funds held on behalf of clients	1,119	172	7,067	8,358
Fiduciary receivables	—	—	9,562	9,562
Total	$1,119	$172	$16,629	$17,920
Cash and cash equivalents and funds held on behalf of clients increased $1,110 million in 2023. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$443	$463
Cash provided by (used for) investing activities	$205	$(263)
Cash provided by financing activities	$404	$500
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$58	$(50)

Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2023 decreased $20 million, or 4%, from the prior year period to $443 million. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $23 million for the three months ended March 31, 2023, as compared to $29 million for the three months ended March 31, 2022. For the remainder of 2023, we expect to contribute approximately $38 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow provided by investing activities was $205 million during the three months ended March 31, 2023, an increase of $468 million compared to $263 million of Cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $280 million as compared to December 31, 2022. As disclosed in Note 13 “Fair Value Measurements and Financial Instruments” of our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2023, we completed no acquisitions and the impact to the Condensed Consolidated Statements of Cash Flows related to acquisitions completed in 2022 was $2 million. During the first three months of 2023, we completed no dispositions and the impact to the Condensed Consolidated Statements of Cash Flows related to dispositions completed in 2022 was $1 million.
During the first three months of 2022, we completed one acquisition and two businesses were sold. The pretax gains recognized related to the dispositions were $25 million for the three months ended March 31, 2022.
Capital Expenditures
Our additions to fixed assets, including capitalized software, amounted to $76 million and $23 million for the three months ended March 31, 2023 and 2022, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we initiated certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flow provided by financing activities during the three months ended March 31, 2023 was $404 million, a decrease of $96 million compared to $500 million of Cash flow provided by financing activities in the prior year period. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.

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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2023	2022
Shares repurchased	1.8	2.8
Average price per share	$305.31	$294.47
Repurchase costs recorded to accumulated deficit	$550	$828
At March 31, 2023, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $5.5 billion. Under the Repurchase Program, the Company has repurchased a total of 162.5 million shares for an aggregate cost of approximately $22.0 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2023 was $11.4 billion, an increase of $0.6 billion compared to December 31, 2022. Further, commercial paper activity during the three months ended March 31, 2023 and 2022 is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Total issuances (1)	$870	$1,656
Total repayments	(1,043)	(2,208)
Net repayments	$(173)	$(552)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
On February 28, 2023, Aon Corporation and Aon Global Holdings plc co-issued $750 million 5.35% Senior Notes due in February 2033. The Company intends to use the net proceeds from the offering for general corporate purposes.
In November 2022, Aon Global Limited’s $350 million 4.00% Senior Notes due November 2023 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
In November 2022, Aon Corporation’s $500 million 2.20% Senior Notes matured and were repaid in full.
On September 12, 2022, Aon Corporation and Aon Global Holdings plc co-issued $500 million of 5.00% Senior Notes due September 2032. The Company intends to use the net proceeds from the offering for general corporate purposes.
On February 28, 2022, Aon Corporation and Aon Global Holdings plc co-issued $600 million of 2.85% Senior Notes due May 2027 and $900 million of 3.90% Senior Notes due February 2052. The Company intends to use the net proceeds from the offering for general corporate purposes.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of March 31, 2023 and December 31, 2022, we had distributable profits in excess of $30.0 billion and $29.0 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.

Credit Facilities
We expect cash generated by operations for 2023 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2023, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At March 31, 2023, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2023.
Shelf Registration Statement
On May 12, 2020, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, class A ordinary shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors. We expect to file a new shelf registration statement in the second quarter of 2023.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at April 28, 2023 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $72 million at March 31, 2023, compared to $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $114 million at March 31, 2023, compared to $173 million at December 31, 2022.
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
5.35% Senior Notes due February 2033
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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2023
Revenue	$—
Operating loss	$(32)
Expense from non-guarantor subsidiaries before income taxes	$(194)
Net loss	$(306)
Net loss attributable to Aon shareholders	$(306)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2023	December 31, 2022
Receivables due from non-guarantor subsidiaries	$2,595	$1,300
Other current assets	124	317
Total current assets	$2,719	$1,617

Non-current receivables due from non-guarantor subsidiaries	$486	$483
Other non-current assets	1,126	1,060
Total non-current assets	$1,612	$1,543

Payables to non-guarantor subsidiaries	$13,403	$16,172
Other current liabilities	5,905	5,880
Total current liabilities	$19,308	$22,052

Non-current payables to non-guarantor subsidiaries	$6,685	$2,343
Other non-current liabilities	11,963	11,226
Total non-current liabilities	$18,648	$13,569
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” in the Notes to Consolidated Financial Statements as discussed in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2023, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2023 and 2024, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted net income per share would have an unfavorable $0.14 impact. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.14 impact if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 14 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/23 - 1/31/23	35,596	$307.32	35,596	$6,006,346,870
2/1/23 - 2/28/23	835,358	$310.11	835,358	$5,747,294,234
3/1/23 - 3/31/23	930,437	$300.93	930,437	$5,467,294,537
	1,801,391	$305.31	1,801,391	$5,467,294,537
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2023.
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

Aon plc
(Registrant)

April 28, 2023	By:	/s/ Michael Neller
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

4.2
Fifth Indenture Supplement, dated as of February 28, 2023, among Aon Corporation, AGH, the Guarantors and the Trustee (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

4.3	Form of 5.350% Senior Notes due 2033 (including the Guarantees) (Incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on February 28, 2023).
10.1*#	Form of Restricted Stock Unit Agreement
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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