Form 10-Q
period 2023-06-30
Aon plc
filed 2023-07-28
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 27, 2023: 202,866,793

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
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AUM	Assets Under Management
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
IPO	Initial Public Offering
ISP	Incentive Stock Program
LOC	Letter of Credit
LPP	Leadership Performance Program
M&A	Mergers and Acquisitions
OECD	Organisation for Economic Co-operation and Development
P&C	Property and Casualty
PSU	Performance Share Units
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2023	2022	2023	2022
Revenue
Total revenue	$3,177	$2,983	$7,048	$6,653
Expenses
Compensation and benefits	1,754	1,639	3,546	3,406
Information technology	129	115	268	238
Premises	68	73	143	145
Depreciation of fixed assets	39	40	77	78
Amortization and impairment of intangible assets	25	25	50	53
Other general expense	320	391	649	666
Total operating expenses	2,335	2,283	4,733	4,586
Operating income	842	700	2,315	2,067
Interest income	5	5	10	8
Interest expense	(130)	(102)	(241)	(193)
Other income (expense)	(59)	30	(84)	55
Income before income taxes	658	633	2,000	1,937
Income tax expense	83	119	346	375
Net income	575	514	1,654	1,562
Less: Net income attributable to noncontrolling interests	15	13	44	38
Net income attributable to Aon shareholders	$560	$501	$1,610	$1,524

Basic net income per share attributable to Aon shareholders	$2.74	$2.35	$7.84	$7.11
Diluted net income per share attributable to Aon shareholders	$2.71	$2.33	$7.79	$7.07
Weighted average ordinary shares outstanding - basic	204.7	213.3	205.4	214.3
Weighted average ordinary shares outstanding - diluted	206.3	214.7	206.7	215.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2023	2022	2023	2022
Net income	$575	$514	$1,654	$1,562
Less: Net income attributable to noncontrolling interests	15	13	44	38
Net income attributable to Aon shareholders	560	501	1,610	1,524
Other comprehensive income, net of tax:
Change in fair value of financial instruments	8	(9)	11	(8)
Foreign currency translation adjustments	174	(436)	228	(443)
Postretirement benefit obligation	24	28	46	61
Total other comprehensive income (loss)	206	(417)	285	(390)
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	—	(1)
Total other comprehensive income (loss) attributable to Aon shareholders	206	(417)	285	(389)
Comprehensive income attributable to Aon shareholders	$766	$84	$1,895	$1,135
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$952	$690
Short-term investments	200	452
Receivables, net	3,764	3,035
Fiduciary assets	18,193	15,900
Other current assets	840	646
Total current assets	23,949	20,723
Goodwill	8,360	8,292
Intangible assets, net	268	447
Fixed assets, net	639	558
Operating lease right-of-use assets	678	699
Deferred tax assets	963	824
Prepaid pension	691	652
Other non-current assets	501	509
Total assets	$36,049	$32,704

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,625	$2,114
Short-term debt and current portion of long-term debt	1,338	945
Fiduciary liabilities	18,193	15,900
Other current liabilities	1,793	1,347
Total current liabilities	22,949	20,306
Long-term debt	9,989	9,825
Non-current operating lease liabilities	675	693
Deferred tax liabilities	120	99
Pension, other postretirement, and postemployment liabilities	1,159	1,186
Other non-current liabilities	995	1,024
Total liabilities	35,887	33,133

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2023 - 203.2; 2022 - 205.4)	2	2
Additional paid-in capital	6,906	6,864
Accumulated deficit	(2,505)	(2,772)
Accumulated other comprehensive loss	(4,338)	(4,623)
Total Aon shareholders' equity (deficit)	65	(529)
Noncontrolling interests	97	100
Total equity (deficit)	162	(429)
Total liabilities and equity	$36,049	$32,704
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2023	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
Net income	—	—	1,050	—	29	1,079
Shares issued - employee stock compensation plans	0.9	(131)	(1)	—	—	(132)
Shares repurchased	(1.8)	—	(550)	—	—	(550)
Share-based compensation expense	—	127	—	—	—	127
Dividends to shareholders ($0.56 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	54	—	54
Net postretirement benefit obligation	—	—	—	22	—	22
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2023	204.5	$6,862	$(2,388)	$(4,544)	$128	$58
Net income	—	—	560	—	15	575
Shares issued - employee stock compensation plans	0.4	(52)	—	—	—	(52)
Shares repurchased	(1.7)	—	(550)	—	—	(550)
Share-based compensation expense	—	99	—	—	—	99
Dividends to shareholders ($0.615 per share)	—	—	(127)	—	—	(127)
Net change in fair value of financial instruments	—	—	—	8	—	8
Net foreign currency translation adjustments	—	—	—	174	—	174
Net postretirement benefit obligation	—	—	—	24	—	24
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(45)	(45)
Balance at June 30, 2023	203.2	$6,908	$(2,505)	$(4,338)	$97	$162

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares repurchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291
Net income	—	—	501	—	13	514
Shares issued - employee stock compensation plans	0.4	(50)	—	—	—	(50)
Shares repurchased	(1.7)	—	(500)	—	—	(500)
Share-based compensation expense	—	92	—	—	—	92
Dividends to shareholders ($0.56 per share)	—	—	(119)	—	—	(119)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(436)	—	(436)
Net postretirement benefit obligation	—	—	—	28	—	28
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at June 30, 2022	211.6	$6,671	$(1,727)	$(4,260)	$104	$788
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2023	2022
Cash flows from operating activities
Net income	$1,654	$1,562
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	—	(47)
Depreciation of fixed assets	77	78
Amortization and impairment of intangible assets	50	53
Share-based compensation expense	226	211
Deferred income taxes	(168)	(36)
Other, net	28	1
Change in assets and liabilities:
Receivables, net	(704)	(674)
Accounts payable and accrued liabilities	(515)	(408)
Current income taxes	53	137
Pension, other postretirement and postemployment liabilities	(3)	(37)
Other assets and liabilities	433	291
Cash provided by operating activities	1,131	1,131
Cash flows from investing activities
Proceeds from investments	54	65
Purchases of investments	(29)	(39)
Net sales of short-term investments - non fiduciary	255	38
Acquisition of businesses, net of cash and funds held on behalf of clients	(8)	(143)
Sale of businesses, net of cash and funds held on behalf of clients	1	22
Capital expenditures	(145)	(68)
Cash provided by (used for) investing activities	128	(125)
Cash flows from financing activities
Share repurchase	(1,100)	(1,328)
Proceeds from issuance of shares	33	26
Cash paid for employee taxes on withholding shares	(216)	(192)
Commercial paper issuances, net of repayments	(217)	(409)
Issuance of debt	744	1,471
Increase in fiduciary liabilities, net of fiduciary receivables	999	661
Cash dividends to shareholders	(241)	(229)
Noncontrolling interests and other financing activities	(41)	(37)
Cash used for financing activities	(39)	(37)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	203	(423)
Net increase in cash and cash equivalents and funds held on behalf of clients	1,423	546
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,076	6,645
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,499	$7,191
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$952	$740
Cash and cash equivalents classified as held for sale	9	—
Funds held on behalf of clients	7,538	6,451
Total cash and cash equivalents and funds held on behalf of clients	$8,499	$7,191
Supplemental disclosures:
Interest paid	$220	$155
Income taxes paid, net of refunds	$461	$275
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2023.
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
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Commercial Risk Solutions	$1,774	$1,692	$3,552	$3,411
Reinsurance Solutions	607	537	1,684	1,513
Health Solutions	447	414	1,118	1,052
Wealth Solutions	352	343	702	688
Eliminations	(3)	(3)	(8)	(11)
Total revenue	$3,177	$2,983	$7,048	$6,653

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$1,427	$1,339	$2,922	$2,756
Americas other than United States	308	288	609	564
United Kingdom	506	489	1,060	1,017
Ireland	28	25	58	54
Europe, Middle East, & Africa other than United Kingdom and Ireland	512	469	1,614	1,527
Asia Pacific	396	373	785	735
Total revenue	$3,177	$2,983	$7,048	$6,653
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$257	$254	$355	$361
Additions	355	354	717	702
Amortization	(373)	(361)	(835)	(818)
Impairment	—	—	—	—
Foreign currency translation and other	3	(8)	5	(6)
Balance at end of period	$242	$239	$242	$239
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$183	$184	$185	$179
Additions	13	12	23	27
Amortization	(13)	(12)	(25)	(24)
Impairment	—	—	—	—
Foreign currency translation and other	3	(2)	3	—
Balance at end of period	$186	$182	$186	$182
4. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At June 30, 2023, Cash and cash equivalents and Short-term investments were $1,152 million compared to $1,142 million at December 31, 2022, an increase of $10 million. Of the total balances, $115 million were restricted as to their use at June 30, 2023 and December 31, 2022, respectively. Included within Short-term investments as of June 30, 2023 and December 31, 2022, were £63.2 million ($80.3 million at June 30, 2023 exchange rates) and £60.1 million ($72.5 million at December 31, 2022 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

5. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and other postretirement	$(43)	$(3)	$(60)	$(6)
Foreign currency remeasurement	(37)	27	(56)	(1)
Gain from sales of businesses	—	22	—	47
Equity earnings	(1)	3	2	4
Financial instruments and other	22	(19)	30	11
Total	$(59)	$30	$(84)	$55
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$83	$93	$76	$90
Provision	2	4	9	10
Accounts written off, net of recoveries	(3)	(9)	(3)	(12)
Foreign currency translation and other	1	3	1	3
Balance at end of period	$83	$91	$83	$91
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2023	December 31, 2022
Assets held for sale (1)	$288	$—
Costs to fulfill contracts with customers (2)	242	355
Prepaid expenses	164	109
Taxes receivable	51	74
Other	95	108
Total	$840	$646
(1)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
(2)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2023	December 31, 2022
Costs to obtain contracts with customers (1)	$186	$185
Taxes receivable	105	109
Investments	45	60
Leases	35	43
Other	130	112
Total	$501	$509
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2023	December 31, 2022
Deferred revenue (1)	$355	$250
Taxes payable	228	193
Leases	184	186
Liabilities held for sale (2)	35	—
Other	991	718
Total	$1,793	$1,347
(1)During the three and six months ended June 30, 2023, revenue of $169 million and $336 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2022, revenue of $170 million and $373 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
(2)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2023	December 31, 2022
Taxes payable (1)	$793	$795
Compensation and benefits	52	69
Deferred revenue	38	37
Leases	19	28
Other	93	95
Total	$995	$1,024
(1)Includes $72 million and $129 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of June 30, 2023 and December 31, 2022, respectively.

6. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one acquisition during the three and six months ended June 30, 2023. The Company completed one and two acquisitions during the three and six months ended June 30, 2022, respectively.
During the second quarter of 2023, total consideration for the completed acquisition was $9 million, which included cash consideration and contingent consideration of approximately $7 million and $2 million, respectively. The preliminary fair values of assets acquired and liabilities assumed as a result of this transaction were $9 million and less than $1 million, respectively. The results of operations of this acquisition are included in the Financial Statements as of the acquisition date.

2023 Acquisitions
On June 22, 2023, the Company completed the acquisition of 100% of the share capital of Benefits Corredores de Seguros and Asesorías e Inversiones Benefits, a business that provides health and benefits brokerage and benefit administration in Chile.
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
Completed Dispositions
The Company completed no dispositions during the three and six months ended June 30, 2023.
The Company completed one and three dispositions during the three and six months ended June 30, 2022, respectively. The pretax gains recognized related to the dispositions were $22 million and $47 million for the three and six months ended June 30, 2022. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. There were no losses recognized for the three and six months ended June 30, 2022.
Assets and Liabilities Held for Sale
As of June 30, 2023, Aon classified certain assets and liabilities as held for sale, as the Company has committed to a plan to sell the assets and liabilities within one year. Total assets and liabilities held for sale were $288 million and $35 million, respectively.
7. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2023 are as follows (in millions):

Balance as of December 31, 2022	$8,292
Goodwill related to current year acquisitions	1
Foreign currency translation and other	67
Balance as of June 30, 2023	$8,360
Other intangible assets by asset class are as follows (in millions):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$1,904	$1,696	$208	$2,207	$1,833	$374
Technology and other (2)	380	320	60	450	377	73
Total	$2,284	$2,016	$268	$2,657	$2,210	$447
(1)In the second quarter of 2023, the Company classified $143 million of Intangible assets, net, as assets held for sale within Other current assets. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
(2)Includes $14 million of fully amortized intangible assets previously classified as Tradenames which have been reclassified within Technology and other as of December 31, 2022.

The estimated future amortization for finite-lived intangible assets as of June 30, 2023 is as follows (in millions):

Remainder of 2023	$39
2024	64
2025	54
2026	35
2027	23
2028	17
Thereafter	36
Total	$268
8. Debt
Notes
In June 2023, Aon Global Limited’s $600 million 3.50% Senior Notes due June 2024 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Revolving Credit Facilities
As of June 30, 2023, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At June 30, 2023, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2023.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to $1.0 billion under the U.S. Program and €625 million ($682 million at June 30, 2023 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at June 30, 2023. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities.
On June 22, 2023, consistent with the guarantors included in the Company’s shelf registration statement, the Company added a new guarantor, Aon North America, Inc., to its Commercial Paper programs. As of June 22, 2023, the U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc. As of

June 22, 2023, the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation. Refer to Note 14 “Claims, Lawsuits, and Other Contingencies” for further information on changes to the Company’s guarantees of registered securities.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	June 30, 2023	December 31, 2022
Commercial paper outstanding	$382	$592
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average commercial paper outstanding	$435	$375	$414	$473
Weighted average interest rate of commercial paper outstanding	4.90%	0.68%	4.18%	0.18%
9. Income Taxes
The effective tax rate on Net income was 12.6% and 17.3% for the three and six months ended June 30, 2023, respectively. The effective tax rate on Net income was 18.8% and 19.4% for the three and six months ended June 30, 2022, respectively.
For the three and six months ended June 30, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with share-based payments and the anticipated sale of certain assets and liabilities classified as held for sale.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased	1.7	1.7	3.5	4.5
Average price per share	$323.96	$292.06	$314.36	$293.56
Repurchase costs recorded to accumulated deficit	$550	$500	$1,100	$1,328
At June 30, 2023, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $4.9 billion. Under the Repurchase Program, the Company has repurchased a total of 164.2 million shares for an aggregate cost of approximately $22.6 billion.

Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average ordinary shares outstanding	204.7	213.3	205.4	214.3
Dilutive effect of potentially issuable shares	1.6	1.4	1.3	1.3
Diluted weighted average ordinary shares outstanding	206.3	214.7	206.7	215.6
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and six months ended June 30, 2023. There were 1.3 million and 1.1 million shares excluded from the calculation for the three and six months ended June 30, 2022, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	7	228	(22)	213
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	6	—	92	98
Tax expense	(2)	—	(24)	(26)
Amounts reclassified from accumulated other comprehensive income, net	4	—	68	72
Net current period other comprehensive income	11	228	46	285
Balance at June 30, 2023	$—	$(1,633)	$(2,705)	$(4,338)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications, net	(5)	(442)	16	(431)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(4)	—	61	57
Tax benefit (expense)	1	—	(16)	(15)
Amounts reclassified from accumulated other comprehensive income, net	(3)	—	45	42
Net current period other comprehensive income (loss)	(8)	(442)	61	(389)
Balance at June 30, 2022	$(6)	$(1,775)	$(2,479)	$(4,260)
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

11. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	36	21	26	17	10	4
Expected return on plan assets, net of administration expenses	(48)	(34)	(30)	(27)	(12)	(8)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	19	8	8	17	4	3
Net periodic (benefit) cost	8	(5)	4	7	2	(1)
Loss on pension settlement	—	—	—	—	27	—
Total net periodic (benefit) cost	$8	$(5)	$4	$7	$29	$(1)

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	72	44	52	34	20	9
Expected return on plan assets, net of administration expenses	(94)	(70)	(60)	(54)	(24)	(17)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	37	15	17	33	7	7
Net periodic (benefit) cost	16	(10)	9	13	3	(1)
Loss on pension settlement	—	—	—	1	27	—
Total net periodic (benefit) cost	$16	$(10)	$9	$14	$30	$(1)
In May 2023, to further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge totaling $27 million was recognized in the second quarter of 2023.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contributions to U.K. pension plans	$1	$2	$2	$5
Contributions to U.S. pension plans	5	7	21	25
Contributions to other major pension plans	2	2	8	10
Total contributions	$8	$11	$31	$40

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Foreign exchange contracts
Accounted for as hedges	$645	$618	$29	$12	$—	$2
Not accounted for as hedges (3)	472	312	—	—	1	1
Total	$1,117	$930	$29	$12	$1	$3
(1)Included within Other current assets ($10 million at June 30, 2023 and $3 million at December 31, 2022) or Other non-current assets ($19 million at June 30, 2023 and $9 million at December 31, 2022).
(2)Included within Other current liabilities ($1 million at June 30, 2023 and $2 million December 31, 2022) or Other non-current liabilities ($1 million at December 31, 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gain (loss) recognized in Accumulated other comprehensive loss	$9	$(7)	$9	$(6)
The amounts of derivative losses reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gains (losses) recognized in Total revenue	$(1)	$4	$(6)	$3
Compensation and benefits	—	1	—	1
Total	$(1)	$5	$(6)	$4
The Company estimates that approximately $5 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2023, the Company recorded gains of $28 million and $37 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2022, the Company recorded a loss of $15 million and gain of $17 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,550	$3,550	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$44	$—	$44	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$16	$—	$16	$—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,323	$3,323	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 12 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2023 or 2022. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2023 or 2022 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$949	$935	$350	$347
Long-term debt	$9,989	$8,966	$9,825	$8,745
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
The Company’s contingencies and exposures are subject to significant uncertainties, and the determination of likelihood of a loss and estimating any such loss can be complex. The Company is therefore, in certain matters, unable to estimate the range of reasonably possible loss. Although management at present believes that the ultimate outcome of such matters, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position of Aon, legal proceedings are subject to inherent uncertainties and unfavorable rulings or other events. Unfavorable resolutions could include substantial monetary or punitive damages imposed on Aon or its subsidiaries. If unfavorable outcomes of these matters were to occur, future results of operations or cash flows for any particular quarterly or annual period could be materially adversely affected. Certain significant legal proceedings involving us or our subsidiaries are described below.
Current Matters
Aon Hewitt Investment Consulting, Inc., now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to ERISA. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs filed an appeal with the United States Court of Appeals for the Fourth Circuit, and oral argument took place on December 7, 2022. On July 17, 2023, the United States Court of Appeals for the Fourth Circuit issued an opinion affirming the Court’s judgment in favor of Aon. Barring Fourth Circuit rehearing (which plaintiffs must request by July 31, 2023) or Supreme Court review by certiorari (for which a petition or a request for extension must be filed by October 16, 2023), the judgment in Aon’s favor will become final. In the event of further appellate proceedings, Aon believes the Fourth Circuit correctly decided the matter and intends to continue to vigorously defend itself against these claims.
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($37 million at June 30, 2023 exchange rates). In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The Company is actively investigating those allegations. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims and to seek recourse against third parties where appropriate. In addition, certain Bermuda regulatory authorities have initiated investigations or inquiries into this matter, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Guarantee of Registered Securities
On June 22, 2023, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon Corporation, and Aon North America, Inc., and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), as applicable, entered into supplemental indentures, each dated June 22, 2023, amending each of the following indentures (as amended, supplemented or modified from time to time) to add for the benefit of the holders of the instruments issued thereunder a full and unconditional guarantee of Aon North America, Inc. thereunder: (i) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, amending and restating the Indenture, dated January 13, 1997); (ii) Second Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated April 2, 2012, amending and restating the Indenture, dated September 10, 2010); (iii) Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 12, 2012); (iv) Second Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Amended and Restated Indenture, dated May 20, 2015, amending and restating the Indenture, dated May 24, 2013); (v) Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated November 13, 2015); and (vi) Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and the Trustee (amending and restating the Indenture, dated December 3, 2018).
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $79 million at June 30, 2023, and $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $135 million at June 30, 2023 compared to $173 million at December 31, 2022.
15. Segment Information
The Company operates as one segment that includes all of Aon’s operations, which as a global professional services firm provides a broad range of risk and human capital solutions through four solution lines — Commercial risk, Reinsurance, Health, and Wealth, which make up its principal products and services. The CODM assesses the performance of the Company and allocates resources based on one segment: Aon United.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND QUARTER 2023 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk and human capital solutions. Through our experience, global reach, and comprehensive analytics, we help clients meet rapidly changing, increasingly complex, and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs, so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our second quarter of 2023 financial results.
•Revenue increased $194 million, or 7%, to $3.2 billion compared to the prior year period reflecting organic revenue growth of 6% and a 2% favorable impact from fiduciary investment income, partially offset by a 1% unfavorable impact from foreign currency translation. For the first six months of 2023, revenue increased $395 million, or 6%, to $7.0 billion compared to the prior year period due primarily to organic revenue growth of 7% and a 2% favorable impact from fiduciary investment income, partially offset by a 2% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
•Total operating expenses in the second quarter increased 2% to $2.3 billion compared to the prior year period due primarily to an increase in expense associated with 6% organic revenue growth and investments in long-term growth, partially offset by a decrease in certain legal settlements in the prior year period of $58 million that did not repeat in the second quarter of 2023. Operating expenses for the first six months of 2023 were $4.7 billion, an increase of $147 million compared to the prior year period primarily due to an increase in expense related to 7% organic revenue growth and investments in long-term growth, partially offset by a $77 million favorable impact from foreign currency translation and a decrease in certain legal settlements in the prior year period of $58 million that did not repeat in the first six months of 2023.
•Operating margin increased to 26.5% from 23.5% in the prior year period. The increase was driven by organic revenue growth of 6%, partially offset by an increase in operating expenses as listed above. Operating margin for the first six months of 2023 increased to 32.8% from 31.1% in the prior period. The increase was primarily driven by organic revenue growth of 7%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, Net income increased $61 million, or 12%, to $575 million compared to the prior year period. For the first six months of 2023, Net income increased $92 million, or 6%, to $1.7 billion compared to the first six months of 2022.
•Diluted earnings per share was $2.71 compared to $2.33 per share for the prior year period. During the first six months of 2023, diluted earnings per share was $7.79 compared to $7.07 per share for the prior period.
•Cash flows provided by operations for the first six months of 2023 was flat at $1.1 billion compared to the prior year period, primarily due to strong operating income growth, offset in part by higher cash tax payments.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2023:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 6% for the second quarter of 2023, driven by ongoing strong retention, management of the renewal book, and net new business generation. Organic revenue growth was 7% for the first six months of 2023, driven by ongoing strong retention and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 27.3% for the second quarter of 2023 compared to 26.2% in the prior year period. The increase in adjusted operating margin primarily reflects organic revenue growth and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth. For the first six months of 2023, adjusted operating margin was 33.6% compared to 32.7% for the prior year period. The increase primarily reflects organic revenue growth and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.76 per share for the second quarter of 2023 and $7.93 per share for the first six months of 2023, compared to $2.63 and $7.47 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2023 by $77 million from the prior year period, to $986 million, reflecting flat cash flows from operations and a $77 million increase in capital expenditures.
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions, cyber events, regulatory changes, ongoing public health impacts, and the increased focus on workforce resilience in various work environments, continue to create volatility and uncertainty for our clients. At Aon, helping clients manage risk - including ESG risk - is at the core of what we do. Aon offers a wide range of risk assessment, consulting, and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We see significant opportunity in enhancing our impact and delivering innovative client solutions on ESG matters.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Total revenue	$3,177	$2,983	$7,048	$6,653
Expenses
Compensation and benefits	1,754	1,639	3,546	3,406
Information technology	129	115	268	238
Premises	68	73	143	145
Depreciation of fixed assets	39	40	77	78
Amortization and impairment of intangible assets	25	25	50	53
Other general expense	320	391	649	666
Total operating expenses	2,335	2,283	4,733	4,586
Operating income	842	700	2,315	2,067
Interest income	5	5	10	8
Interest expense	(130)	(102)	(241)	(193)
Other income (expense)	(59)	30	(84)	55
Income before income taxes	658	633	2,000	1,937
Income tax expense	83	119	346	375
Net income	575	514	1,654	1,562
Less: Net income attributable to noncontrolling interests	15	13	44	38
Net income attributable to Aon shareholders	$560	$501	$1,610	$1,524
Diluted net income per share attributable to Aon shareholders	$2.71	$2.33	$7.79	$7.07
Weighted average ordinary shares outstanding - diluted	206.3	214.7	206.7	215.6
Revenue
Total revenue increased $194 million, or 7%, to $3.2 billion, compared to the prior year period, with organic revenue growth of 6%, driven by ongoing strong retention, management of the renewal book, and net new business generation, and a 2% favorable impact from fiduciary investment income, partially offset by a 1% unfavorable impact from foreign currency translation. For the first six months of 2023, revenue increased by $395 million, or 6% compared to the prior year period. This increase reflects organic revenue growth of 7% and 2% favorable impact from fiduciary investment income, partially offset by a

2% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $82 million, or 5%, to $1.8 billion in the second quarter of 2023, compared to $1.7 billion in the second quarter of 2022. Organic revenue growth was 5% in the second quarter of 2023, reflecting strong growth across most major geographies driven by strong retention, management of the renewal book, and net new business generation. Growth in retail brokerage was highlighted by double-digit growth in Asia and the Pacific, driven by continued strength in core P&C. The U.S. grew modestly driven by strength in core businesses, partially offset by the impact of the external M&A and IPO markets on M&A services. Results also reflect strong growth globally in the affinity business across both consumer and business solutions. On average globally, exposures and pricing were positive, resulting in a modestly positive market impact. For the first six months of 2023, revenue increased $141 million, or 4%, to $3.6 billion, compared to $3.4 billion in the first six months of 2022. Organic revenue growth was 6% in the first six months of 2023, reflecting growth across every major geography, driven by strong retention, management of the renewal book, and net new business generation.
Reinsurance Solutions revenue increased $70 million, or 13%, to $607 million in the second quarter of 2023, compared to $537 million in the second quarter of 2022. Organic revenue growth was 9% in the second quarter of 2023, reflecting strong growth in treaty, driven by strong retention and continued net new business generation, as well as double-digit growth in both facultative placements and investment banking, and solid growth in the Strategy and Technology Group. Market impact was modestly positive on results in the quarter. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year. For the first six months of 2023, revenue increased $171 million, or 11%, to $1.7 billion, compared to $1.5 billion in the first six months of 2022. Organic revenue growth was 9% in the first six months of 2023, driven by strong retention and net new business generation.
Health Solutions revenue increased $33 million, or 8%, to $447 million in the second quarter of 2023, compared to $414 million in the second quarter of 2022. Organic revenue growth was 10% in the second quarter of 2023, reflecting strong growth globally in core health and benefits brokerage primarily from net new business generation and management of the renewal book. Strength in the core was highlighted by double-digit growth in Latin America, EMEA, and the U.K. Results also reflect modest growth in Talent, driven by data and advisory solutions. For the first six months of 2023, revenue increased $66 million, or 6%, to $1.1 billion, compared to the first six months of 2022. Organic revenue growth was 9% in the first six months of 2023, reflecting strong growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book.
Wealth Solutions revenue increased $9 million, or 3%, to $352 million in the second quarter of 2023, compared to $343 million in the second quarter of 2022. Organic revenue growth was 2% in the second quarter of 2023, reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue due to equity market and interest rate movements was partially offset by advisory demand and project-related work. For the first six months of 2023, revenue increased $14 million, or 2%, to $702 million, compared to $688 million in the first six months of 2022. Organic revenue growth was 4% in the first six months of 2023, reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes.
Compensation and Benefits
Compensation and benefits expense increased $115 million, or 7%, compared to the prior year period due primarily to an increase in expense associated with 6% organic revenue growth, partially offset by an $8 million favorable impact from foreign currency translation. For the first six months of 2023, compensation and benefits increased $140 million, or 4%, compared to the first six months of 2022. The increase was primarily driven by an increase in expense associated with 7% organic revenue growth, partially offset by a $63 million favorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $14 million, or 12%, compared to the prior year period due primarily to ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth and continued investment in core infrastructure and security. For the first six months of 2023, information technology increased $30 million, or 13%, compared to the first six months of 2022. The increase was primarily driven by ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth and continued investment in core infrastructure and security.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, decreased $5 million, or 7%, in the second quarter of 2023 compared to the prior year period due primarily to a one-time $4 million benefit associated with steps taken to optimize our real estate footprint. For the first six months of 2023, premises expenses decreased $2 million, or 1%, compared to the first six months of 2022.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets decreased $1 million, or 3%, in the second quarter of 2023 compared to the prior year period. For the first six months of 2023, depreciation of fixed assets decreased $1 million, or 1%, compared to the first six months of 2022.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets was flat in the second quarter of 2023 compared to the prior year period. For the first six months of 2023, amortization and impairment of intangibles decreased $3 million, or 6%, compared to the first six months of 2022.
Other General Expense
Other general expense in the second quarter of 2023 decreased $71 million, or 18%, compared to the prior year period due primarily to a $58 million charge in connection with certain legal settlements in the prior period that did not repeat in the second quarter of 2023. For the first six months of 2023, other general expense decreased $17 million, or 3%, compared to the prior year period due primarily to a $58 million charge in connection with certain legal settlements in the prior year period that did not repeat in the first six months of 2023, partially offset by an increase in expense associated with 7% organic revenue growth.
Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2023, interest income was flat compared to the prior year period. For the first six months of 2023, interest income increased $2 million to $10 million compared to the first six months of 2022.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $28 million to $130 million during the second quarter of 2023 compared to the prior year period, reflecting an increase in total debt and higher interest rates, as well as an $11 million non-recurring charge in the quarter. For the first six months of 2023, interest expense increased $48 million to $241 million compared to the prior year period. The increase was driven primarily by an increase in total debt and higher interest rates and includes an $11 million non-recurring charge.
Other Income (Expense)
Other income (expense) for the second quarter of 2023 decreased $89 million compared to the prior year period. Other expense was $59 million for the second quarter of 2023, primarily due to a non-cash pension settlement charge of $27 million and an expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $30 million for the second quarter of 2022 due primarily to an expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income (expense) for first six months of 2023 decreased $139 million compared to the prior year period. Other expense was $84 million for the first six months of 2023, primarily due a non-cash pension settlement charge of $27 million and expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $55 million for the first six months of 2022 primarily due to gains on the sales of businesses.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the second quarter of 2023 was $658 million, a 4% increase from $633 million in the second quarter of 2022. For the first six months of 2023, income before income taxes was $2.0 billion, a 3% increase from $1.9 billion for the first six months of 2022.
Income Taxes
The effective tax rate on Net income was 12.6% and 17.3% for the three and six months ended June 30, 2023, respectively. The effective tax rate on Net income was 18.8% and 19.4% for the three and six months ended June 30, 2022, respectively.

For the three and six months ended June 30, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with share-based payments and the anticipated sale of certain assets and liabilities classified as held for sale.
For the three and six months ended June 30, 2022, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of share-based payments.
We continue to monitor the manner in which countries will enact legislation to implement the Pillar Two framework proposed by the OECD, which proposes a 15% global corporate minimum tax. Pursuant to a directive adopted by the E.U., E.U. member states (including Ireland) are required to enact domestic legislation implementing Pillar Two by the end of 2023 to be effective January 1, 2024. The Company is currently evaluating the potential impact that this may have on its global effective tax rate, results of operations, cash flows and financial condition beginning in 2024.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2023 increased to $560 million, or $2.71 per diluted share, from $501 million, or $2.33 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2023 increased to $1.6 billion, or $7.79 per diluted share, from $1.5 billion, or $7.07 per diluted share, in the prior year period.
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

	Three Months Ended June 30,
	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,774	$1,692	5%	(1)%	2%	(1)%	5%
Reinsurance Solutions	607	537	13	(1)	5	—	9
Health Solutions	447	414	8	(1)	—	(1)	10
Wealth Solutions	352	343	3	—	—	1	2
Eliminations	(3)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,177	$2,983	7%	(1)%	2%	—%	6%

	Six Months Ended June 30,
	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$3,552	$3,411	4%	(2)%	2%	(2)%	6%
Reinsurance Solutions	1,684	1,513	11	(2)	3	1	9
Health Solutions	1,118	1,052	6	(2)	—	(1)	9
Wealth Solutions	702	688	2	(2)	—	—	4
Eliminations	(8)	(11)	N/A	N/A	N/A	N/A	N/A
Total revenue	$7,048	$6,653	6%	(2)%	2%	(1)%	7%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2023 and 2022, was $64 million and $7 million, respectively. Fiduciary investment income for the six months ended June 30, 2023 and 2022 was $116 million and $9 million, respectively.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$3,177	$2,983	$7,048	$6,653

Operating income - as reported	$842	$700	$2,315	$2,067
Amortization and impairment of intangible assets	25	25	50	53
Legal settlements (1)	—	58	—	58
Operating income - as adjusted	$867	$783	$2,365	$2,178

Operating margin - as reported	26.5%	23.5%	32.8%	31.1%
Operating margin - as adjusted	27.3%	26.2%	33.6%	32.7%
(1)In connection with certain legal settlements reached, a $58 million charge was recognized in the second quarter of 2022.

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

	Three Months Ended June 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$842	$25	$867
Interest income	5	—	5
Interest expense	(130)	—	(130)
Other income (expense) (1)	(59)	27	(32)
Income before income taxes	658	52	710
Income tax expense (2)	83	42	125
Net income	575	10	585
Less: Net income attributable to noncontrolling interests	15	—	15
Net income attributable to Aon shareholders	$560	$10	$570

Diluted net income per share attributable to Aon shareholders	$2.71	$0.05	$2.76

Weighted average ordinary shares outstanding - diluted	206.3	—	206.3
Effective tax rates (2)	12.6%		17.6%

	Three Months Ended June 30, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$700	$83	$783
Interest income	5	—	5
Interest expense	(102)	—	(102)
Other income (expense)	30	—	30
Income before income taxes	633	83	716
Income tax expense (2)	119	19	138
Net income	514	64	578
Less: Net income attributable to noncontrolling interests	13	—	13
Net income attributable to Aon shareholders	$501	$64	$565

Diluted net income per share attributable to Aon shareholders	$2.33	$0.30	$2.63

Weighted average ordinary shares outstanding - diluted	214.7	—	214.7
Effective tax rates (2)	18.8%		19.3%

	Six Months Ended June 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,315	$50	$2,365
Interest income	10	—	10
Interest expense	(241)	—	(241)
Other income (expense) (1)	(84)	27	(57)
Income before income taxes	2,000	77	2,077
Income tax expense (2)	346	47	393
Net income	1,654	30	1,684
Less: Net income attributable to noncontrolling interests	44	—	44
Net income attributable to Aon shareholders	$1,610	$30	$1,640

Diluted net income per share attributable to Aon shareholders	$7.79	$0.14	$7.93

Weighted average ordinary shares outstanding - diluted	206.7	—	206.7
Effective tax rates (2)	17.3%		18.9%

	Six Months Ended June 30, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,067	$111	$2,178
Interest income	8	—	8
Interest expense	(193)	—	(193)
Other income (expense)	55	—	55
Income before income taxes	1,937	111	2,048
Income tax expense (2)	375	25	400
Net income	1,562	86	1,648
Less: Net income attributable to noncontrolling interests	38	—	38
Net income attributable to Aon shareholders	$1,524	$86	$1,610

Diluted net income per share attributable to Aon shareholders	$7.07	$0.40	$7.47

Weighted average ordinary shares outstanding - diluted	215.6	—	215.6
Effective tax rates (2)	19.4%		19.5%
(1)To further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge totaling $27 million was recognized in the second quarter of 2023 which is excluded from Other income (expense) - as adjusted.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with the anticipated sale of certain assets and liabilities classified as held for sale as well as certain pension and legal settlements, which are adjusted at the related jurisdictional rate.

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

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$1,131	$1,131
Capital expenditures	(145)	(68)
Free cash flow	$986	$1,063
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
Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.19 on net income per diluted share during the three and six months ended June 30, 2023, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.09 and an unfavorable impact of $0.28 on net income per diluted share during the three and six months ended June 30, 2022 if 2021 results were translated at 2022 rates.
Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.19 on adjusted diluted earnings per share during the three and six months ended June 30, 2023, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.10 and an unfavorable impact of $0.29 on adjusted diluted earnings per share during the three and six months ended June 30, 2022 if 2021 results were translated at 2022 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $7.5 billion and $6.4 billion at June 30, 2023 and December 31, 2022, respectively, and fiduciary receivables of $10.7 billion and $9.5 billion at June 30, 2023 and December 31, 2022, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2023, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2023 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$952	$—	$4,188	$5,140
Money market funds	—	200	3,350	3,550
Cash, Short-term investments, and funds held on behalf of clients	952	200	7,538	8,690
Fiduciary receivables	—	—	10,655	10,655
Total	$952	$200	$18,193	$19,345
Total cash and cash equivalents and funds held on behalf of clients, including $9 million of cash and cash equivalents classified as held for sale, increased $1.4 billion in 2023. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$1,131	$1,131
Cash provided by (used for) investing activities	$128	$(125)
Cash used for financing activities	$(39)	$(37)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$203	$(423)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2023 was flat compared to the prior year period at $1.1 billion. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $31 million for the six months ended June 30, 2023, as compared to $40 million for the six months ended June 30, 2022. For the remainder of 2023, we expect to contribute approximately $30 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Investing Activities
Cash flow provided by investing activities was $128 million during the six months ended June 30, 2023, an increase of $253 million compared to $125 million of Cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $252 million as compared to December 31, 2022. As disclosed in Note 13 “Fair Value Measurements and Financial Instruments” of our Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first six months of 2023, we completed one acquisition. Cash consideration transferred, net of cash and funds held on behalf of clients acquired, was $8 million, which includes $2 million related to acquisitions completed in 2022. During the first six months of 2022, we completed two acquisitions. Cash consideration transferred, net of cash and funds held on behalf of clients acquired, was $143 million.
During the first six months of 2023, we completed no dispositions. During the first six months of 2022, three businesses were sold for $22 million, net of cash and funds held on behalf of clients.
Capital Expenditures
Our additions to fixed assets, including capitalized software, amounted to $145 million and $68 million for the six months ended June 30, 2023 and 2022, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flow used for financing activities during the six months ended June 30, 2023 was $39 million, an increase of $2 million compared to $37 million of Cash flow used for financing activities in the prior year period. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares repurchased	1.7	1.7	3.5	4.5
Average price per share	$323.96	$292.06	$314.36	$293.56
Repurchase costs recorded to accumulated deficit	$550	$500	$1,100	$1,328
At June 30, 2023, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $4.9 billion. Under the Repurchase Program, the Company has repurchased a total of 164.2 million shares for an aggregate cost of approximately $22.6 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at June 30, 2023 was $11.3 billion, an increase of $0.6 billion compared to December 31, 2022. Further, commercial paper activity during the six months ended June 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total issuances (1)	$1,411	$6,045	$2,281	$7,701
Total repayments	(1,455)	(5,902)	(2,498)	(8,110)
Net issuances (repayments)	$(44)	$143	$(217)	$(409)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In June 2023, Aon Global Limited’s $600 million 3.50% Senior Notes due June 2024 were classified as Short-term debt and current portion of long-term debt in the Condensed Consolidated Statement of Financial Position as the date of maturity is in less than one year.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of June 30, 2023 and December 31, 2022, we had distributable profits in excess of $29.3 billion and $29.0 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of June 30, 2023, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and our $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, tested quarterly. At June 30, 2023, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2023.

Shelf Registration Statement
On June 22, 2023, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, class A ordinary shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at July 28, 2023 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
On June 26, 2023, Moody’s Investor Services upgraded our 'Baa2' outlook to Positive, as compared to a Stable outlook at April 28, 2023 as reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $79 million at June 30, 2023, compared to $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $135 million at June 30, 2023, compared to $173 million at December 31, 2022.
Guarantee of Registered Securities
On June 22, 2023, Aon North America, Inc., a 100% indirectly owned subsidiary of Aon plc, entered into agreements pursuant to which it guaranteed the obligations of Aon Corporation, Aon Global Limited, and Aon Global Holdings plc arising under issued and outstanding debt securities, which are outlined in the tables below by the respective issuer or co-issuer. The obligations of Aon Corporation were previously guaranteed by Aon Global Limited, Aon plc, and Aon Global Holdings plc. The obligations of Aon Global Limited were previously guaranteed by Aon Corporation, Aon plc, and Aon Global Holdings plc. The obligations co-issued by Aon Corporation and Aon Global Holdings plc were previously guaranteed by Aon plc and Aon Global Limited.
Following June 22, 2023, newly issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

Aon Corporation Notes
8.205% Junior Subordinated Notes due January 2027
4.50% Senior Notes due December 2028
3.75% Senior Notes due May 2029
2.80% Senior Notes due May 2030
6.25% Senior Notes due September 2040
All guarantees of Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc of the Aon Corporation Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon Corporation. There are no subsidiaries other than those listed above that guarantee the Aon Corporation Notes.

Newly issued and outstanding debt securities by Aon Global Limited are guaranteed by Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation, and include the following (collectively, the “Aon Global Limited Notes”):

Aon Global Limited Notes
4.00% Senior Notes due November 2023
3.50% Senior Notes due June 2024
3.875% Senior Notes due December 2025
2.875% Senior Notes due May 2026
4.25% Senior Notes due December 2042
4.45% Senior Notes due May 2043
4.60% Senior Notes due June 2044
4.75% Senior Notes due May 2045
All guarantees of Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation of the Aon Global Limited Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon Global Limited. There are no subsidiaries other than those listed above that guarantee the Aon Global Limited Notes.
Newly co-issued and outstanding debt securities by Aon Corporation and Aon Global Holdings plc (together, the “Co-Issuers”) are guaranteed by Aon plc, Aon North America, Inc., and Aon Global Limited and include the following (collectively, the “Co-Issued Notes”):

Co-Issued Notes - Aon Corporation and Aon Global Holdings plc
2.85% Senior Notes due May 2027
2.05% Senior Notes due August 2031
2.60% Senior Notes due December 2031
5.00% Senior Notes due September 2032
5.35% Senior Notes due February 2033
2.90% Senior Notes due August 2051
3.90% Senior Notes due February 2052
All guarantees of Aon plc, Aon Global Limited, and Aon North America, Inc. of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. There are no subsidiaries other than those listed above that guarantee the Co-Issued Notes.
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the revised “Obligor group” as amended on June 22, 2023. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2022 and for the period ended June 30, 2023.
Adjustments are made to the tables to eliminate intercompany balances and transactions between the revised Obligor group. Intercompany balances and transactions between the revised Obligor group and non-guarantor subsidiaries are presented as separate line items within the summarized financial information. These balances are presented on a net presentation basis, rather than a gross basis, as this better reflects the nature of the intercompany positions and presents the funding or funded position that is to be received or owed. No balances or transactions of non-guarantor subsidiaries are presented in the summarized financial information, including investments of the revised Obligor group in non-guarantor subsidiaries.

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2023
Revenue	$—
Operating loss	$(56)
Expense from non-guarantor subsidiaries before income taxes	$(359)
Net loss	$(664)
Net loss attributable to Aon shareholders	$(664)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2023	December 31, 2022
Receivables due from non-guarantor subsidiaries	$3,772	$1,300
Other current assets	58	317
Total current assets	$3,830	$1,617

Non-current receivables due from non-guarantor subsidiaries	$489	$483
Other non-current assets	1,163	1,060
Total non-current assets	$1,652	$1,543

Payables to non-guarantor subsidiaries	$14,840	$16,171
Other current liabilities	6,927	5,875
Total current liabilities	$21,767	$22,046

Non-current payables to non-guarantor subsidiaries	$6,615	$2,253
Other non-current liabilities	11,377	11,226
Total non-current liabilities	$17,992	$13,479
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2023, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2023 and 2024, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted net income per share would have an unfavorable $0.05 impact and an unfavorable $0.19 impact during the three and six months ended June 30, 2023, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.05 impact and an unfavorable $0.19 impact during the three and six months ended June 30, 2023, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/23 - 4/30/23	306,766	$325.98	306,766	$5,367,294,804
5/1/23 - 5/31/23	731,587	$324.49	731,587	$5,129,902,503
6/1/23 - 6/30/23	659,382	$322.43	659,382	$4,917,294,894
	1,697,735	$323.96	1,697,735	$4,917,294,894
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2023.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Special Awards
On July 26, 2023 (the “Grant Date”), the Organization and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved one-time special awards (the “Special Awards”) to each of Christa Davies, the Company’s Executive Vice President and Chief Financial Officer, and Eric Andersen, the Company’s President (each of Ms. Davies and Mr. Andersen, a “Recipient” and together, “Recipients”), under the Aon plc 2011 Incentive Plan, as amended and restated.
In approving the Special Awards, the Committee considered the best interests of shareholders and the Company’s objectives of aligning compensation with performance, promoting retention of the Recipients, ensuring leadership continuity for the Company, delivering against our key financial metrics and driving significant shareholder value creation. The Committee considered Ms. Davies’ leadership of the Company’s Aon Business Services strategy to drive efficiency, innovation, and client service across the Company, and Mr. Andersen’s performance and responsibility for driving the Company’s growth initiatives across its solution lines. The Committee believes that the Special Awards will strengthen the Company’s Aon United strategy and promote the alignment of Ms. Davies’ and Mr. Andersen’s compensation and long-term shareholder value creation.

The Special Awards are in the form of 50,000 PSUs, which at target convert on a one-to-one basis to class A ordinary shares of the Company, with 0% to 200% of the target PSUs to vest on March 31, 2028 (the “Vesting Date”) based on the price of the Company’s class A ordinary shares from the Grant Date through the Vesting Date (the “Performance Period”). No PSUs will vest if the average closing price of class A ordinary shares of the Company for the 90 consecutive trading days ending on the Vesting Date is below $475 (the “Performance Hurdle”). Subject to achieving the Performance Hurdle, the number of PSUs to vest will be based upon the highest trading day average closing price of the class A ordinary shares of the Company for any 90 consecutive trading days during the Performance Period (the “Average Share Price”), as follows: (i) entry (50%) if the Average Share Price is $475, (ii) target (100%) if the Average Share Price is $500 and (iii) stretch (200%) if the Average Share Price is at least $550. If Average Share Price is between the entry, target and stretch levels, a proportionate number of PSUs between those levels will be earned.
The Special Award will be forfeited by a Recipient in the event of such Recipient’s retirement or voluntary resignation, including for good reason, prior to the Vesting Date. On or prior to March 31, 2026, upon a termination of a Recipient by the Company without cause, or upon death or disability, such Recipient will be eligible to earn a prorated portion (based on completed days of service during the Performance Period) of the target level of units, subject to achievement of the Performance Hurdle. If such a termination, or death of disability, occurs after March 31, 2026, then the Recipient will be eligible to earn a prorated portion (based on completed days of service during the Performance Period) of the level of achievement of performance at termination date, subject to achievement of the Performance Hurdle. In the event a change in control is consummated prior to the Vesting Date, the performance conditions will be tested at the time of such change in control utilizing the purchase share price. To the extent the performance conditions are achieved as of such date, the Special Award will remain subject to the time vesting requirements; provided, however, that in the event (i) the Special Award is not assumed by the buyer in such change-in-control transaction, or (ii) the Special Award is assumed, but the Recipient is terminated involuntarily without cause, or the Recipient resigns with good reason, during the two-year period immediately following such change in control, then the Special Award shall immediately vest.
The description of the Special Awards in this Part II, Item 5 is qualified in its entirety by reference to the Form of Performance Share Unit Agreement, which is filed as Exhibit 10.8 hereto and is incorporated herein by reference.
Andersen Employment Agreement
Also on July 26, 2023, Aon Corporation, a wholly owned subsidiary of the Company, entered into an Employment Agreement with Mr. Andersen (the “Employment Agreement”). Pursuant to the terms and conditions of the Employment Agreement, Mr. Andersen will continue to serve as President of the Company and Aon Corporation. The Employment Agreement is effective as of July 1, 2023, and expires on June 30, 2026, unless earlier terminated or extended. The Employment Agreement supersedes Mr. Andersen’s Letter Agreement confirming certain terms and conditions of his at-will employment dated as of May 11, 2018.
Pursuant to the Employment Agreement, Mr. Andersen is entitled to continue to receive a base salary of no less than $1,250,000 per year, which shall be reviewed annually on the Company’s regular executive salary review schedule, and shall be subject to adjustment at the discretion of the Company’s Chief Executive Officer and the Committee. In addition, Mr. Andersen will continue to be eligible for a target annual incentive bonus of no less than 200% of his base salary for 2023 and subsequent calendar years, payable pursuant to and in accordance with the Aon ISP in a combination of cash and restricted share units of the Company’s class A ordinary shares. The Employment Agreement provides that Mr. Andersen will continue to be eligible to participate in the Company’s LPP and that Mr. Andersen will receive a Special Award.
In the event of Mr. Andersen’s death or termination of employment due to his incapacity or disability during the term of the Employment Agreement, he or his heirs, executors or the administrators of his estate (as applicable) shall receive: (1) his accrued base salary through and including the date of his employment termination; (2) any unpaid annual bonus earned for the completed year (or other performance period) prior to Mr. Andersen’s employment termination; (3) any prorated annual incentive bonus (based on the target annual incentive for the bonus year in which his employment terminates) through and including the date of his employment termination; (4) other employee benefits to which he is entitled in accordance with the terms of such benefit plans and programs; and (5) payment or vesting of any long-term incentive awards that have been granted to him prior to the date of his employment termination, to the extent that such payment or vesting is provided for in the terms of the award agreements.
If the Company terminates Mr. Andersen’s employment for “cause” (as defined in the Employment Agreement), he will be entitled to receive: (1) his accrued base salary through and including the date of his employment termination, and (2) other vested employee benefits to which he is entitled upon his termination of employment, in accordance with the terms of such benefit plans and programs.

The Company may notify Mr. Andersen that his employment will be terminated upon the expiration of the Employment Period (as defined in the Employment Agreement); provided that the Company shall provide Mr. Andersen with a minimum of three hundred and sixty-five (365) days’ advance notice (“Notice”) of such termination. If the Employment Period expires prior to the end of the Notice period, Mr. Andersen will be converted to an at-will employee upon the expiration of the Employment Period and the termination shall be treated as a qualifying termination under the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan (the “SE Plan”).
The Employment Agreement also provides that, if the Company removes Mr. Andersen from the role of President and/or reduces his substantive duties (“Company Removal”), or if Mr. Andersen notifies the Company in writing that he no longer wishes to perform the duties and responsibilities of President (“Executive Notification”), Mr. Andersen will remain employed through the Employment Period (with approval of the Chief Executive Officer in the case of Executive Notification) and shall be entitled to receive: (1) his base salary and annual incentive target bonus through the duration of the Employment Period; (2) pro rata vesting of any outstanding LPP awards through the duration of the Employment Period or through the date of Notification (as applicable); (3) continued vesting of any outstanding ISP awards; and (4) other employee benefits to which he is entitled at the date of Company Removal or Executive Notification (as applicable). In the event of Company Removal, Mr. Andersen would also be entitled to receive pro rata vesting of the Special Award through the duration of the Employment Period. The removal of Mr. Andersen from his role as President, Executive Notification, and/or any reduction in his duties by the Company is deemed not to be a qualifying termination under the SE Plan.
Mr. Andersen is subject to confidentiality provisions and non-competition and non-solicitation covenants that apply during his employment and for a period of two years following the termination of his employment without regard to the reason for such termination, each as set forth in the Employment Agreement.
The description of the Employment Agreement in this Part II, Item 5 is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is attached hereto as Exhibit 10.7 and incorporated herein by reference.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

July 28, 2023	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
4.1
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.14 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

4.2
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.16 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

4.3
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.18 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

4.4
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.20 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

4.5
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.22 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

4.6
Sixth Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.29 to Aon plc’s Registration Statement on Form S-3 filed with the SEC on June 22, 2023).

10.1#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on June 22, 2023).

10.2#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Greg Case (Incorporated by reference to Exhibit 10.2 to Aon plc’s Current Report on Form 8-K filed with the SEC on June 22, 2023).

10.3#*	Aon plc 2011 Incentive Plan, As Amended and Restated.
10.4*
Amendment No. 1 to the Credit Agreement, dated as of May 3, 2023, by and among Citibank, N.A., as administrative agent, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited, and the lenders party thereto.

10.5*	Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023.
10.6*	Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023.
10.7#*	Employment Agreement, effective as of July 1, 2023, between Aon Corporation and Eric Andersen.
10.8#*	Form of Performance Share Unit Agreement Under Aon plc 2011 Incentive Plan, as amended as restated.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1*	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2*	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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