Form 10-Q
period 2023-09-30
Aon plc
filed 2023-10-27
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 26, 2023: 200,216,345

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent management’s expectations or forecasts of future events. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•limits on our subsidiaries’ ability to pay dividends or otherwise make payments to their respective parent entities;
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
•the failure to retain, attract, and develop experienced and qualified personnel;
•international risks associated with our global operations, including impacts from military conflicts or political instability, such as the ongoing Russian war in Ukraine and the Israel-Hamas conflict;
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
•our ability to develop and implement innovative growth strategies and initiatives intended to yield cost savings and the ability to achieve such growth or cost savings (including the Accelerating Aon United Program); and
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us.
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
These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
IPO	Initial Public Offering
LOC	Letter of Credit
M&A	Mergers and Acquisitions
OECD	Organisation for Economic Co-operation and Development
P&C	Property and Casualty
ROU	Right-of-Use
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2023	2022	2023	2022
Revenue
Total revenue	$2,953	$2,696	$10,001	$9,349
Expenses
Compensation and benefits	1,685	1,532	5,231	4,938
Information technology	135	133	403	371
Premises	74	71	217	216
Depreciation of fixed assets	42	37	119	115
Amortization and impairment of intangible assets	20	34	70	87
Other general expense	300	299	949	965
Accelerating Aon United Program expenses	6	—	6	—
Total operating expenses	2,262	2,106	6,995	6,692
Operating income	691	590	3,006	2,657
Interest income	9	7	19	15
Interest expense	(119)	(103)	(360)	(296)
Other income (expense)	(21)	16	(105)	71
Income before income taxes	560	510	2,560	2,447
Income tax expense	93	92	439	467
Net income	467	418	2,121	1,980
Less: Net income attributable to noncontrolling interests	11	10	55	48
Net income attributable to Aon shareholders	$456	$408	$2,066	$1,932

Basic net income per share attributable to Aon shareholders	$2.25	$1.93	$10.10	$9.06
Diluted net income per share attributable to Aon shareholders	$2.23	$1.92	$10.03	$9.00
Weighted average ordinary shares outstanding - basic	202.9	210.9	204.6	213.2
Weighted average ordinary shares outstanding - diluted	204.6	212.6	206.0	214.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2023	2022	2023	2022
Net income	$467	$418	$2,121	$1,980
Less: Net income attributable to noncontrolling interests	11	10	55	48
Net income attributable to Aon shareholders	456	408	2,066	1,932
Other comprehensive income, net of tax:
Change in fair value of financial instruments	(5)	(8)	6	(16)
Foreign currency translation adjustments	(257)	(676)	(29)	(1,119)
Postretirement benefit obligation	20	26	66	87
Total other comprehensive income (loss)	(242)	(658)	43	(1,048)
Less: Other comprehensive income (loss) attributable to noncontrolling interests	(1)	1	(1)	—
Total other comprehensive income (loss) attributable to Aon shareholders	(241)	(659)	44	(1,048)
Comprehensive income (loss) attributable to Aon shareholders	$215	$(251)	$2,110	$884
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$808	$690
Short-term investments	175	452
Receivables, net	3,300	3,035
Fiduciary assets	15,965	15,900
Other current assets	877	646
Total current assets	21,125	20,723
Goodwill	8,245	8,292
Intangible assets, net	252	447
Fixed assets, net	652	558
Operating lease right-of-use assets	646	699
Deferred tax assets	1,022	824
Prepaid pension	673	652
Other non-current assets	497	509
Total assets	$33,112	$32,704

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,749	$2,114
Short-term debt and current portion of long-term debt	1,282	945
Fiduciary liabilities	15,965	15,900
Other current liabilities	1,726	1,347
Total current liabilities	20,722	20,306
Long-term debt	9,969	9,825
Non-current operating lease liabilities	640	693
Deferred tax liabilities	117	99
Pension, other postretirement, and postemployment liabilities	1,146	1,186
Other non-current liabilities	1,004	1,024
Total liabilities	33,598	33,133

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2023 - 200.8; 2022 - 205.4)	2	2
Additional paid-in capital	7,015	6,864
Accumulated deficit	(3,024)	(2,772)
Accumulated other comprehensive loss	(4,579)	(4,623)
Total Aon shareholders' deficit	(586)	(529)
Noncontrolling interests	100	100
Total deficit	(486)	(429)
Total liabilities and equity	$33,112	$32,704
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2023	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
Net income	—	—	1,050	—	29	1,079
Shares issued - employee stock compensation plans	0.9	(131)	(1)	—	—	(132)
Shares repurchased	(1.8)	—	(550)	—	—	(550)
Share-based compensation expense	—	127	—	—	—	127
Dividends to shareholders ($0.56 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	54	—	54
Net postretirement benefit obligation	—	—	—	22	—	22
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2023	204.5	$6,862	$(2,388)	$(4,544)	$128	$58
Net income	—	—	560	—	15	575
Shares issued - employee stock compensation plans	0.4	(52)	—	—	—	(52)
Shares repurchased	(1.7)	—	(550)	—	—	(550)
Share-based compensation expense	—	99	—	—	—	99
Dividends to shareholders ($0.615 per share)	—	—	(127)	—	—	(127)
Net change in fair value of financial instruments	—	—	—	8	—	8
Net foreign currency translation adjustments	—	—	—	174	—	174
Net postretirement benefit obligation	—	—	—	24	—	24
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(45)	(45)
Balance at June 30, 2023	203.2	$6,908	$(2,505)	$(4,338)	$97	$162
Net income	—	—	456	—	11	467
Shares issued - employee stock compensation plans	0.2	14	—	—	—	14
Shares repurchased	(2.6)	—	(850)	—	—	(850)
Share-based compensation expense	—	95	—	—	—	95
Dividends to shareholders ($0.615 per share)	—	—	(125)	—	—	(125)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(256)	(1)	(257)
Net postretirement benefit obligation	—	—	—	20	—	20
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at September 30, 2023	200.8	$7,017	$(3,024)	$(4,579)	$100	$(486)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2022	214.8	$6,626	$(1,694)	$(3,871)	$97	$1,158
Net income	—	—	1,023	—	25	1,048
Shares issued - employee stock compensation plans	0.9	(116)	—	—	—	(116)
Shares repurchased	(2.8)	—	(828)	—	—	(828)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.51 per share)	—	—	(110)	—	—	(110)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(6)	(1)	(7)
Net postretirement benefit obligation	—	—	—	33	—	33
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(7)	(7)
Balance at March 31, 2022	212.9	$6,629	$(1,609)	$(3,843)	$114	$1,291
Net income	—	—	501	—	13	514
Shares issued - employee stock compensation plans	0.4	(50)	—	—	—	(50)
Shares repurchased	(1.7)	—	(500)	—	—	(500)
Share-based compensation expense	—	92	—	—	—	92
Dividends to shareholders ($0.56 per share)	—	—	(119)	—	—	(119)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(436)	—	(436)
Net postretirement benefit obligation	—	—	—	28	—	28
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(23)	(23)
Balance at June 30, 2022	211.6	$6,671	$(1,727)	$(4,260)	$104	$788
Net income (loss)	—	—	408	—	10	418
Shares issued - employee stock compensation plans	0.2	11	(1)	—	—	10
Shares repurchased	(4.2)	—	(1,200)	—	—	(1,200)
Share-based compensation expense	—	93	—	—	—	93
Dividends to shareholders ($0.56 per share)	—	—	(118)	—	—	(118)
Net change in fair value of financial instruments	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	(677)	1	(676)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at September 30, 2022	207.6	$6,774	$(2,638)	$(4,919)	$113	$(670)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2023	2022
Cash flows from operating activities
Net income	$2,121	$1,980
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	—	(53)
Depreciation of fixed assets	119	115
Amortization and impairment of intangible assets	70	87
Share-based compensation expense	321	304
Deferred income taxes	(232)	(87)
Other, net	28	1
Change in assets and liabilities:
Receivables, net	(290)	(146)
Accounts payable and accrued liabilities	(357)	(255)
Current income taxes	58	136
Pension, other postretirement and postemployment liabilities	3	(45)
Other assets and liabilities	333	140
Cash provided by operating activities	2,174	2,177
Cash flows from investing activities
Proceeds from investments	59	71
Purchases of investments	(61)	(95)
Net sales of short-term investments - non fiduciary	274	15
Acquisition of businesses, net of cash and funds held on behalf of clients	(18)	(154)
Sale of businesses, net of cash and funds held on behalf of clients	1	80
Capital expenditures	(203)	(126)
Cash provided by (used for) investing activities	52	(209)
Cash flows from financing activities
Share repurchase	(1,950)	(2,528)
Proceeds from issuance of shares	63	49
Cash paid for employee taxes on withholding shares	(232)	(205)
Commercial paper issuances, net of repayments	(274)	(425)
Issuance of debt	744	1,967
Increase in fiduciary liabilities, net of fiduciary receivables	870	1,200
Cash dividends to shareholders	(366)	(347)
Noncontrolling interests and other financing activities	(56)	(50)
Cash used for financing activities	(1,201)	(339)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(57)	(1,079)
Net increase in cash and cash equivalents and funds held on behalf of clients	968	550
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,076	6,645
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,044	$7,195
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$808	$692
Cash and cash equivalents classified as held for sale	6	—
Funds held on behalf of clients	7,230	6,503
Total cash and cash equivalents and funds held on behalf of clients	$8,044	$7,195
Supplemental disclosures:
Interest paid	$309	$219
Income taxes paid, net of refunds	$613	$418
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2023.
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
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Commercial Risk Solutions	$1,585	$1,482	$5,137	$4,893
Reinsurance Solutions	465	396	2,149	1,909
Health Solutions	552	494	1,670	1,546
Wealth Solutions	352	326	1,054	1,014
Eliminations	(1)	(2)	(9)	(13)
Total revenue	$2,953	$2,696	$10,001	$9,349

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$1,400	$1,338	$4,322	$4,094
Americas other than United States	281	250	890	814
United Kingdom	396	331	1,456	1,348
Ireland	24	22	82	76
Europe, Middle East, & Africa other than United Kingdom and Ireland	479	403	2,093	1,930
Asia Pacific	373	352	1,158	1,087
Total revenue	$2,953	$2,696	$10,001	$9,349
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$242	$239	$355	$361
Additions	357	320	1,074	1,022
Amortization	(321)	(291)	(1,156)	(1,109)
Impairment	—	—	—	—
Foreign currency translation and other	(5)	(12)	—	(18)
Balance at end of period	$273	$256	$273	$256
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$186	$182	$185	$179
Additions	14	8	37	35
Amortization	(13)	(12)	(38)	(36)
Impairment	—	—	—	—
Foreign currency translation and other	(1)	(2)	2	(2)
Balance at end of period	$186	$176	$186	$176

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program, Accelerating Aon United Program (the “Program”) with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing the real estate footprint to align to its hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Condensed Consolidated Statements of Income and consists of the following cost activities:
•Technology and other – includes costs associated with actions taken to rationalize applications, such as contract termination fees and other non-capitalizable costs associated with Program initiatives, which include professional service fees.
•Workforce optimization – includes costs associated with headcount reduction and other separation-related costs.

•Asset impairments – includes non-cash costs associated with impairment of assets, as they are identified, including ROU lease assets, leasehold improvements, and other capitalized assets no longer providing economic benefit.
The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. For the three and nine months ended September 30, 2023, total Program costs incurred were $6 million of cash charges. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are included in Accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Position.
5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At September 30, 2023, Cash and cash equivalents and Short-term investments were $983 million compared to $1,142 million at December 31, 2022, a decrease of $159 million. Of the total balances, $115 million was restricted as to its use at September 30, 2023 and December 31, 2022, respectively. Included within Short-term investments as of September 30, 2023 and December 31, 2022, were £62.1 million ($75.5 million at September 30, 2023 exchange rates) and £60.1 million ($72.5 million at December 31, 2022 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and other postretirement	$(18)	$(3)	$(78)	$(9)
Foreign currency remeasurement	8	40	(48)	39
Gain from sales of businesses	—	6	—	53
Equity earnings	2	2	4	6
Financial instruments and other	(13)	(29)	17	(18)
Total	$(21)	$16	$(105)	$71
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$83	$91	$76	$90
Provision	3	2	12	12
Accounts written off, net of recoveries	(2)	1	(5)	(11)
Foreign currency translation and other	(2)	(12)	(1)	(9)
Balance at end of period	$82	$82	$82	$82

Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2023	December 31, 2022
Assets held for sale (1)	$277	$—
Costs to fulfill contracts with customers (2)	273	355
Prepaid expenses	147	109
Taxes receivable	39	74
Other	141	108
Total	$877	$646
(1)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
(2)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2023	December 31, 2022
Costs to obtain contracts with customers (1)	$186	$185
Taxes receivable	102	109
Investments	45	60
Leases	30	43
Other	134	112
Total	$497	$509
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2023	December 31, 2022
Deferred revenue (1)	$282	$250
Taxes payable	195	193
Leases	181	186
Liabilities held for sale (2)	40	—
Other	1,028	718
Total	$1,726	$1,347
(1)During the three and nine months ended September 30, 2023, revenue of $158 million and $494 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2022, revenue of $108 million and $481 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
(2)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2023	December 31, 2022
Taxes payable (1)	$812	$795
Compensation and benefits	51	69
Deferred revenue	36	37
Leases	15	28
Other	90	95
Total	$1,004	$1,024
(1)Includes $72 million and $129 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of September 30, 2023 and December 31, 2022, respectively.
7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed one and two acquisitions during the three and nine months ended September 30, 2023, respectively, and completed two and four acquisitions during the three and nine months ended September 30, 2022, respectively. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Nine months ended September 30, 2023
Consideration transferred:
Cash	$18
Deferred and contingent consideration	5
Aggregate consideration transferred	$23
Assets acquired:
Goodwill	9
Intangible assets	16
Other assets (1)	4
Total assets acquired	29
Liabilities assumed:
Total liabilities assumed	6
Net assets acquired	$23
(1) Includes Cash and cash equivalents of $2 million.
The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2023 Acquisitions
On August 30, 2023, the Company completed the acquisition of 100% of the share capital of NGS (Uruguay) S.A., a risk management consultant firm in Uruguay.
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
Completed Dispositions
The Company completed no dispositions during the three and nine months ended September 30, 2023.
The Company completed no dispositions during the three months ended September 30, 2022 and three dispositions during the nine months ended September 30, 2022. The pretax gains recognized related to dispositions for the three months ended September 30, 2022 were $6 million. The pretax gains recognized related to dispositions for the nine months ended September 30, 2022 were $53 million. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. There were no losses recognized for the three and nine months ended September 30, 2022.
Assets and Liabilities Held for Sale
As of September 30, 2023, Aon classified certain assets and liabilities as held for sale, as the Company has committed to a plan to sell the assets and liabilities within one year. Total assets and liabilities held for sale were $277 million and $40 million, respectively.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2023 are as follows (in millions):

Balance as of December 31, 2022	$8,292
Goodwill related to current year acquisitions	9
Foreign currency translation and other	(56)
Balance as of September 30, 2023	$8,245
Other intangible assets by asset class are as follows (in millions):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$1,851	$1,653	$198	$2,207	$1,833	$374
Technology and other (2)	369	315	54	450	377	73
Total	$2,220	$1,968	$252	$2,657	$2,210	$447
(1)As of September 30, 2023, the Company classified $143 million of Intangible assets, net, as assets held for sale within Other current assets. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
(2)December 31, 2022 includes $14 million of fully amortized intangible assets previously classified as Tradenames which have been reclassified within Technology and other, within Intangibles assets, net.
The estimated future amortization for finite-lived intangible assets as of September 30, 2023 is as follows (in millions):

Remainder of 2023	$19
2024	64
2025	54
2026	35
2027	23
2028	18
Thereafter	39
Total	$252

9. Debt
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
Revolving Credit Facilities
As of September 30, 2023, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit. Effective October 19, 2023, the expiration date of the $1.0 billion multi-currency U.S. credit facility was extended one year from September 2026 to September 2027. Additionally, effective October 19, 2023, the $750 million multi-currency U.S. credit facility expiring October 2024 was replaced with a $1.0 billion multi-currency U.S. credit facility, expiring in October 2028 and, together, the two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of September 30, 2023 and December 31, 2022, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2023.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to $1.0 billion under the U.S. Program and €625 million ($661 million at September 30, 2023 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was approximately $1.8 billion at September 30, 2023. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities.
On June 22, 2023, consistent with the guarantors included in the Company’s shelf registration statement, the Company added a new guarantor, Aon North America, Inc., to its Commercial Paper programs. As of June 22, 2023, the U.S. Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc. As of June 22, 2023, the European Program is fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation. Refer to Note 15 “Claims, Lawsuits, and Other Contingencies” for further information on changes to the Company’s guarantees of registered securities.

Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	September 30, 2023	December 31, 2022
Commercial paper outstanding	$325	$592
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average commercial paper outstanding	$316	$483	$381	$476
Weighted average interest rate of commercial paper outstanding	5.47%	1.66%	4.54%	0.69%
10. Income Taxes
The effective tax rate on Net income was 16.6% and 17.1% for the three and nine months ended September 30, 2023, respectively. The effective tax rate on Net income was 18.0% and 19.1% for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit from the release of a valuation allowance due to a change in judgement about the realizability of deferred tax assets. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with the release of a valuation allowance, share-based payments, and the anticipated sale of certain assets and liabilities classified as held for sale.
For the three and nine months ended September 30, 2022, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
11. Shareholders’ Equity (Deficit)
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (“the Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s class A ordinary shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased	2.6	4.2	6.1	8.7
Average price per share	$330.98	$284.39	$321.40	$289.14
Repurchase costs recorded to accumulated deficit	$850	$1,200	$1,950	$2,528
At September 30, 2023, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $4.1 billion. Under the Repurchase Program, the Company has repurchased a total of 166.7 million shares for an aggregate cost of approximately $23.4 billion.

Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average ordinary shares outstanding	202.9	210.9	204.6	213.2
Dilutive effect of potentially issuable shares	1.7	1.7	1.4	1.4
Diluted weighted average ordinary shares outstanding	204.6	212.6	206.0	214.6
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation for the three and nine months ended September 30, 2023. There were 1.0 million and 0.9 million shares excluded from the calculation for the three and nine months ended September 30, 2022, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	1	(28)	(26)	(53)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	7	—	124	131
Tax expense	(2)	—	(32)	(34)
Amounts reclassified from accumulated other comprehensive income, net	5	—	92	97
Net current period other comprehensive income (loss)	6	(28)	66	44
Balance at September 30, 2023	$(5)	$(1,889)	$(2,685)	$(4,579)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications, net	(13)	(1,119)	20	(1,112)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(3)	—	90	87
Tax expense	—	—	(23)	(23)
Amounts reclassified from accumulated other comprehensive income, net	(3)	—	67	64
Net current period other comprehensive income (loss)	(16)	(1,119)	87	(1,048)
Balance at September 30, 2022	$(14)	$(2,452)	$(2,453)	$(4,919)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	38	20	26	17	10	5
Expected return on plan assets, net of administration expenses	(49)	(32)	(29)	(27)	(12)	(8)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	19	7	8	17	3	3
Net periodic (benefit) cost	9	(4)	5	7	1	—
Loss on pension settlement	—	—	—	—	—	—
Total net periodic (benefit) cost	$9	$(4)	$5	$7	$1	$—

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	110	64	78	51	30	14
Expected return on plan assets, net of administration expenses	(143)	(102)	(89)	(81)	(36)	(25)
Amortization of prior-service cost	2	2	—	—	—	—
Amortization of net actuarial loss	56	22	25	50	10	10
Net periodic (benefit) cost	25	(14)	14	20	4	(1)
Loss on pension settlement	—	—	—	1	27	—
Total net periodic (benefit) cost	$25	$(14)	$14	$21	$31	$(1)
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
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $4 million, $43 million, and $14 million (at December 31, 2022 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2023. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contributions to U.K. pension plans	$1	$1	$3	$6
Contributions to U.S. pension plans	6	7	27	32
Contributions to other major pension plans	2	2	10	12
Total contributions	$9	$10	$40	$50

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Foreign exchange contracts
Accounted for as hedges	$685	$618	$22	$12	$—	$2
Not accounted for as hedges (3)	409	312	—	—	1	1
Total	$1,094	$930	$22	$12	$1	$3
(1)Included within Other current assets ($8 million at September 30, 2023 and $3 million at December 31, 2022) or Other non-current assets ($14 million at September 30, 2023 and $9 million at December 31, 2022).
(2)Included within Other current liabilities ($1 million at September 30, 2023 and $2 million at December 31, 2022) or Other non-current liabilities ($0 million at September 30, 2023 and $1 million at December 31, 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) recognized in Accumulated other comprehensive loss	$(8)	$(12)	$1	$(18)
The amounts of derivative losses reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gains (losses) recognized in Total revenue	$(1)	$—	$(7)	$3
Compensation and benefits	—	(1)	—	—
Total	$(1)	$(1)	$(7)	$3
The Company estimates that approximately $8 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and nine months ended September 30, 2023, the Company recorded a loss of $13 million and gain of $24 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,688	$2,688	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$36	$—	$36	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$15	$—	$15	$—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,323	$3,323	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2023 or 2022. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2023 or 2022 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$949	$938	$350	$347
Long-term debt	$9,969	$8,605	$9,825	$8,745
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
Current Matters
Aon Hewitt Investment Consulting, Inc., now known as Aon Investments USA, Inc. (“Aon Investments”), Lowe’s Companies, Inc. and the Administrative Committee of Lowe’s Companies, Inc. (collectively “Lowe’s”) were sued on April 27, 2018 in the U.S. District Court for the Western District of North Carolina (the “Court”) in a class action lawsuit brought on behalf of participants in the Lowe’s 401(k) Plan (the “Plan”). Aon Investments provided investment consulting services to Lowe’s under ERISA. The plaintiffs contend that in 2015 Lowe’s imprudently placed the Hewitt Growth Fund in the Plan’s lineup of investments, the Hewitt Growth Fund underperformed its benchmarks, and that Aon had a conflict of interest in recommending the proprietary fund for the Plan. The plaintiffs allege the Plan suffered over $200 million in investment losses when compared to the eight funds it replaced. The plaintiffs allege that Aon Investments breached its duties of loyalty and prudence pursuant to ERISA. The matter was tried to the Court the last week of June 2021, and the Court entered judgment in favor of Aon on all claims on October 12, 2021. Plaintiffs filed an appeal with the United States Court of Appeals for the Fourth Circuit, and oral argument took place on December 7, 2022. On July 17, 2023, the United States Court of Appeals for the Fourth Circuit issued an opinion affirming the Court’s judgment in favor of Aon, which became final on October 16, 2023.
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($35 million at September 30, 2023 exchange rates). In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims. Aon may also seek recourse against third parties where appropriate, including in connection with bankruptcy proceedings filed by Vesttoo in the Bankruptcy Court for the U.S. District of Delaware. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Condensed Consolidated Financial Statements, and are recorded at fair value.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $77 million at September 30, 2023, and $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $145 million at September 30, 2023 compared to $173 million at December 31, 2022.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2023 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of risk and human capital solutions. Through our experience, global reach, and comprehensive analytics, we help clients meet rapidly changing, increasingly complex, and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm with one portfolio of capability enabled by data and analytics and one operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our third quarter of 2023 financial results.
•Revenue increased $257 million, or 10%, to $3.0 billion compared to the prior year period reflecting organic revenue growth of 6%, a 2% favorable impact from fiduciary investment income and a 2% favorable impact from foreign currency translation. For the first nine months of 2023, revenue increased $652 million, or 7%, to $10.0 billion compared to the prior year period due primarily to organic revenue growth of 7% and a 2% favorable impact from fiduciary investment income, partially offset by a 1% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
•Total operating expenses in the third quarter increased $156 million, or 7%, to $2.3 billion compared to the prior year period due primarily to an increase in expense associated with 6% organic revenue growth, investments in long-term growth, and a $45 million unfavorable impact from foreign currency translation. Operating expenses for the first nine months of 2023 were $7.0 billion, an increase of $303 million compared to the prior year period primarily due to an increase in expense related to 7% organic revenue growth and investments in long-term growth, partially offset by a $32 million favorable impact from foreign currency translation.
•Operating margin increased to 23.4% from 21.9% in the prior year period. The increase was driven by organic revenue growth of 6%, partially offset by an increase in operating expenses as listed above. Operating margin for the first nine months of 2023 increased to 30.1% from 28.4% in the prior year period. The increase was primarily driven by organic revenue growth of 7%, partially offset by an increase in operating expenses as listed above.
•Due to the factors set forth above, Net income increased $49 million, or 12%, to $467 million for the three months ended September 30, 2023 compared to the prior year period. For the first nine months of 2023, Net income increased $141 million, or 7%, to $2.1 billion compared to the first nine months of 2022.
•Diluted earnings per share was $2.23 for the three months ended September 30, 2023 compared to $1.92 per share for the prior year period. During the first nine months of 2023, diluted earnings per share was $10.03 compared to $9.00 per share for the prior year period.
•Cash flows provided by operating activities was $2.2 billion for the first nine months of 2023, a decrease of $3 million from the prior year period, primarily due to higher cash tax payments and a negative impact to working capital due to temporary invoicing delays associated with the implementation of a new system, partially offset by strong operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2023:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 6% for the third quarter of 2023, driven by ongoing strong retention, management of the renewal book, and net new business generation. Organic revenue growth was 7% for the first nine months of 2023, driven by ongoing strong retention, management of the renewal book, and net new business generation.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 24.3% for the third quarter of 2023 compared to 23.1% in the prior year period. The increase in operating income reflects organic revenue growth and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth. For the first nine months of 2023, adjusted operating margin was 30.8% compared to 30.0% for the prior year period. The increase primarily reflects organic revenue growth and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.32 per share for the third quarter of 2023 and $10.26 per share for the first nine months of 2023, compared to $2.02 and $9.51 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first nine months of 2023 by $80 million from the prior year period, to $2.0 billion, reflecting a decrease in cash flows from operations and an $77 million increase in capital expenditures.
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
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Total revenue	$2,953	$2,696	$10,001	$9,349
Expenses
Compensation and benefits	1,685	1,532	5,231	4,938
Information technology	135	133	403	371
Premises	74	71	217	216
Depreciation of fixed assets	42	37	119	115
Amortization and impairment of intangible assets	20	34	70	87
Other general expense	300	299	949	965
Accelerating Aon United Program expenses	6	—	6	—
Total operating expenses	2,262	2,106	6,995	6,692
Operating income	691	590	3,006	2,657
Interest income	9	7	19	15
Interest expense	(119)	(103)	(360)	(296)
Other income (expense)	(21)	16	(105)	71
Income before income taxes	560	510	2,560	2,447
Income tax expense	93	92	439	467
Net income	467	418	2,121	1,980
Less: Net income attributable to noncontrolling interests	11	10	55	48
Net income attributable to Aon shareholders	$456	$408	$2,066	$1,932
Diluted net income per share attributable to Aon shareholders	$2.23	$1.92	$10.03	$9.00
Weighted average ordinary shares outstanding - diluted	204.6	212.6	206.0	214.6
Revenue
Total revenue increased $257 million, or 10%, to $3.0 billion, compared to the prior year period, with organic revenue growth of 6%, driven by ongoing strong retention, management of the renewal book, and net new business generation, a 2% favorable impact from fiduciary investment income and a 2% favorable impact from foreign currency translation. For the first nine months of 2023, revenue increased by $652 million, or 7% compared to the prior year period. This increase reflects organic revenue growth of 7% and 2% favorable impact from fiduciary investment income, partially offset by a 1% unfavorable impact from foreign currency translation and a 1% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $103 million, or 7%, to $1.6 billion in the third quarter of 2023, compared to $1.5 billion in the third quarter of 2022. Organic revenue growth was 4% in the third quarter of 2023, reflecting solid growth across most major geographies driven by strong retention, management of the renewal book, and net new business generation. Growth in retail brokerage was highlighted by strong growth in EMEA and the Pacific, driven by continued strength in core P&C. The U.S. grew modestly driven by strength in the construction business and strong new business generation, partially offset by the impact of the external M&A and IPO markets. On average globally, exposures and pricing were positive, resulting in a modestly positive market impact. For the first nine months of 2023, revenue increased $244 million, or 5%, to $5.1 billion, compared to $4.9 billion in the first nine months of 2022. Organic revenue growth was 5% in the first nine months of 2023, reflecting growth across every major geography, driven by strong retention, management of the renewal book, and net new business generation.
Reinsurance Solutions revenue increased $69 million, or 17%, to $465 million in the third quarter of 2023, compared to $396 million in the third quarter of 2022. Organic revenue growth was 11% in the third quarter of 2023, reflecting strong growth in treaty, driven by strong retention and continued net new business generation, as well as strong growth in facultative placements and double-digit growth in Strategy and Technology Group. Market impact was modestly positive on results in the quarter. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is typically driven by facultative placements, capital markets activity and advisory work that is more transactional in nature. For the first nine months of 2023, revenue increased $240 million, or 13%, to $2.1 billion, compared to $1.9 billion in the first nine months of 2022. Organic revenue growth was 9% in the first nine months of 2023, driven by strong retention and net new business generation.
Health Solutions revenue increased $58 million, or 12%, to $552 million in the third quarter of 2023, compared to $494 million in the third quarter of 2022. Organic revenue growth was 10% in the third quarter of 2023, reflecting strong growth globally in core health and benefits brokerage primarily from net new business generation and management of the renewal book. Strength in the core was highlighted by double-digit growth in almost all major geographies. Results also reflect double-digit growth in Consumer Benefit Solutions and strong growth in Talent, driven by data and advisory solutions. For the first nine months of 2023, revenue increased $124 million, or 8%, to $1.7 billion, compared to $1.5 billion in the first nine months of 2022. Organic revenue growth was 9% in the first nine months of 2023, reflecting strong growth globally in core health and benefits brokerage, driven by strong retention and management of the renewal book.
Wealth Solutions revenue increased $26 million, or 8%, to $352 million in the third quarter of 2023, compared to $326 million in the third quarter of 2022. Organic revenue growth was 4% in the third quarter of 2023, reflecting strong growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. Investments was flat as strong advisory demand and project-related work was offset by declines in the real estate portion of our portfolio driven by real estate market movements. For the first nine months of 2023, revenue increased $40 million, or 4%, to $1.1 billion, compared to $1.0 billion in the first nine months of 2022. Organic revenue growth was 4% in the first nine months of 2023, reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes, partially offset by a decrease in Investments.
Compensation and Benefits
Compensation and benefits expense increased $153 million, or 10%, compared to the prior year period due primarily to an increase in expense associated with 6% organic revenue growth, and a $37 million unfavorable impact from foreign currency translation. For the first nine months of 2023, compensation and benefits increased $293 million, or 6%, compared to the first nine months of 2022. The increase was primarily driven by an increase in expense associated with 7% organic revenue growth, partially offset by a $26 million favorable impact from foreign currency translation.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $2 million, or 2%, compared to the prior year period due primarily to ongoing investments in technology platforms, particularly client facing technology. For the first nine months of 2023, information technology increased $32 million, or 9%, compared to the first nine months of 2022. The increase was primarily driven by ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth and continued investment in core infrastructure and security.

Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, increased $3 million, or 4%, in the third quarter of 2023 compared to the prior year period. For the first nine months of 2023, premises expenses increased $1 million, or less than 1%, compared to the first nine months of 2022.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $5 million, or 14%, in the third quarter of 2023 compared to the prior year period due primarily to recent investments in ABS-enabled technology platforms to drive long-term growth. For the first nine months of 2023, depreciation of fixed assets increased $4 million, or 3%, compared to the first nine months of 2022.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets decreased $14 million, or 41% in the third quarter of 2023 compared to the prior year period due primarily to a decrease associated with assets fully amortized in the prior year period and assets held for sale as part of ongoing portfolio management. For the first nine months of 2023, amortization and impairment of intangibles decreased $17 million, or 20%, compared to the first nine months of 2022 due primarily to a decrease associated with assets fully amortized in the prior year period and assets held for sale as part of ongoing portfolio management.
Other General Expense
Other general expense in the third quarter of 2023 had a net increase of $1 million, or less than 1%, compared to the prior year period. For the first nine months of 2023, other general expense decreased $16 million, or 2%, compared to the prior year period due primarily to a $58 million charge in connection with certain legal settlements in the prior year period that did not repeat in the first nine months of 2023, partially offset by an increase in expense associated with 7% organic revenue growth.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $6 million for the three and nine months ended September 30, 2023, reflecting restructuring charges associated with the Program announced in the third quarter of 2023.
Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2023, interest income increased $2 million to $9 million compared to the prior year period. For the first nine months of 2023, interest income increased $4 million to $19 million compared to the first nine months of 2022.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $16 million to $119 million during the third quarter of 2023 compared to the prior year period, reflecting an overall increase in total debt and higher interest rates. For the first nine months of 2023, interest expense increased $64 million to $360 million compared to the prior year period. The increase was driven primarily by an increase in total debt and higher interest rates.
Other Income (Expense)
Other income (expense) for the third quarter of 2023 decreased $37 million compared to the prior year period. Other expense was $21 million for the third quarter of 2023, primarily due to an increase in non-cash net periodic pension cost. Other income was $16 million for the third quarter of 2022 primarily reflecting net gains due to the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income (expense) for the first nine months of 2023 decreased $176 million compared to the prior year period. Other expense was $105 million for the first nine months of 2023, primarily due to an increase in non-cash periodic pension costs, including a non-cash pension settlement charge of $27 million and expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $71 million for the first nine months of 2022 primarily due to gains on the sales of businesses.

Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the third quarter of 2023 was $560 million, a 10% increase from $510 million in the third quarter of 2022. For the first nine months of 2023, income before income taxes was $2.6 billion, a 5% increase from $2.4 billion for the first nine months of 2022.
Income Taxes
The effective tax rate on Net income was 16.6% and 17.1% for the three and nine months ended September 30, 2023, respectively. The effective tax rate on Net income was 18.0% and 19.1% for the three and nine months ended September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit from the release of a valuation allowance due to a change in judgement about the realizability of deferred tax assets. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with the release of a valuation allowance, share-based payments, and the anticipated sale of certain assets and liabilities classified as held for sale.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2023 increased to $456 million, or $2.23 per diluted share, from $408 million, or $1.92 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2023 increased to $2.1 billion, or $10.03 per diluted share, from $1.9 billion, or $9.00 per diluted share, in the prior year period.
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

	Three Months Ended September 30,
	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,585	$1,482	7%	1%	2%	—%	4%
Reinsurance Solutions	465	396	17	1	5	—	11
Health Solutions	552	494	12	2	—	—	10
Wealth Solutions	352	326	8	3	—	1	4
Eliminations	(1)	(2)	N/A	N/A	N/A	N/A	N/A
Total revenue	$2,953	$2,696	10%	2%	2%	—%	6%

	Nine Months Ended September 30,
	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$5,137	$4,893	5%	(1)%	2%	(1)%	5%
Reinsurance Solutions	2,149	1,909	13	(1)	3	2	9
Health Solutions	1,670	1,546	8	(1)	—	—	9
Wealth Solutions	1,054	1,014	4	—	—	—	4
Eliminations	(9)	(13)	N/A	N/A	N/A	N/A	N/A
Total revenue	$10,001	$9,349	7%	(1)%	2%	(1)%	7%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2023 and 2022, was $80 million and $26 million, respectively. Fiduciary investment income for the nine months ended September 30, 2023 and 2022 was $196 million and $35 million, respectively.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$2,953	$2,696	$10,001	$9,349

Operating income - as reported	$691	$590	$3,006	$2,657
Amortization and impairment of intangible assets	20	34	70	87
Accelerating Aon United Program expenses (1)	6	—	6	—
Legal settlements (2)	—	—	—	58
Operating income - as adjusted	$717	$624	$3,082	$2,802

Operating margin - as reported	23.4%	21.9%	30.1%	28.4%
Operating margin - as adjusted	24.3%	23.1%	30.8%	30.0%
(1)In the third quarter of 2023, Aon initiated the Accelerating Aon United Program. Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
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

	Three Months Ended September 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$691	$26	$717
Interest income	9	—	9
Interest expense	(119)	—	(119)
Other income (expense)	(21)	—	(21)
Income before income taxes	560	26	586
Income tax expense (1)	93	8	101
Net income	467	18	485
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$456	$18	$474

Diluted net income per share attributable to Aon shareholders	$2.23	$0.09	$2.32
Weighted average ordinary shares outstanding - diluted	204.6	—	204.6
Effective tax rates (1)	16.6%		17.2%

	Three Months Ended September 30, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$590	$34	$624
Interest income	7	—	7
Interest expense	(103)	—	(103)
Other income (expense)	16	—	16
Income before income taxes	510	34	544
Income tax expense (1)	92	12	104
Net income	418	22	440
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$408	$22	$430

Diluted net income per share attributable to Aon shareholders	$1.92	$0.10	$2.02
Weighted average ordinary shares outstanding - diluted	212.6	—	212.6
Effective tax rates (1)	18.0%		19.1%

	Nine Months Ended September 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,006	$76	$3,082
Interest income	19	—	19
Interest expense	(360)	—	(360)
Other income (expense) (2)	(105)	27	(78)
Income before income taxes	2,560	103	2,663
Income tax expense (1)	439	55	494
Net income	2,121	48	2,169
Less: Net income attributable to noncontrolling interests	55	—	55
Net income attributable to Aon shareholders	$2,066	$48	$2,114

Diluted net income per share attributable to Aon shareholders	$10.03	$0.23	$10.26
Weighted average ordinary shares outstanding - diluted	206.0	—	206.0
Effective tax rates (1)	17.1%		18.6%

	Nine Months Ended September 30, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,657	$145	$2,802
Interest income	15	—	15
Interest expense	(296)	—	(296)
Other income (expense)	71	—	71
Income before income taxes	2,447	145	2,592
Income tax expense (1)	467	37	504
Net income	1,980	108	2,088
Less: Net income attributable to noncontrolling interests	48	—	48
Net income attributable to Aon shareholders	$1,932	$108	$2,040

Diluted net income per share attributable to Aon shareholders	$9.00	$0.51	$9.51
Weighted average ordinary shares outstanding - diluted	214.6	—	214.6
Effective tax rates (1)	19.1%		19.4%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with the anticipated sale of certain assets and liabilities classified as held for sale, certain pension and legal settlements, and Accelerating Aon United Program expenses, which are adjusted at the related jurisdictional rate.
(2)To further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge totaling $27 million was recognized in the second quarter of 2023 which is excluded from Other income (expense) - as adjusted.
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

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$2,174	$2,177
Capital expenditures	(203)	(126)
Free cash flow	$1,971	$2,051
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
Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.20 on net income per diluted share during the three and nine months ended September 30, 2023, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.04 and an unfavorable impact of $0.24 on net income per diluted share during the three and nine months ended September 30, 2022 if 2021 results were translated at 2022 rates.
Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.20 on adjusted diluted earnings per share during the three and nine months ended September 30, 2023, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.34 on adjusted diluted earnings per share during the three and nine months ended September 30, 2022 if 2021 results were translated at 2022 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations and available cash reserves; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our credit facilities, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, and Accelerating Aon United Program cash charges. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in very liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $7.2 billion and $6.4 billion at September 30, 2023 and December 31, 2022, respectively, and fiduciary receivables of $8.7 billion and $9.5 billion at September 30, 2023 and December 31, 2022, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2023, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2023 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$808	$—	$4,717	$5,525
Money market funds	—	175	2,513	2,688
Cash, Short-term investments, and funds held on behalf of clients	808	175	7,230	8,213
Fiduciary receivables	—	—	8,735	8,735
Total	$808	$175	$15,965	$16,948
Total cash and cash equivalents and funds held on behalf of clients, including $6 million of cash and cash equivalents classified as held for sale, increased $968 million in 2023. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$2,174	$2,177
Cash provided by (used for) investing activities	$52	$(209)
Cash used for financing activities	$(1,201)	$(339)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(57)	$(1,079)

Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2023 decreased $3 million from the prior year period to $2.2 billion. This amount represents Net income reported, generally adjusted for the following primary drivers including gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities and collection of receivables.
Pension Contributions
Pension contributions were $40 million for the nine months ended September 30, 2023, as compared to $50 million for the nine months ended September 30, 2022. For the remainder of 2023, we expect to contribute approximately $21 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Program with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Condensed Consolidated Statements of Income and consists of the following cost activities:
•Technology and other – includes costs associated with actions taken to rationalize applications, such as contract termination fees and other non-capitalizable costs associated with Program initiatives, which include professional service fees.
•Workforce optimization – includes costs associated with headcount reduction and other separation-related costs.
•Asset impairments – includes costs associated with impairment of assets, as they are identified, including ROU lease assets, leasehold improvements, and other capitalized assets no longer providing economic benefit.
The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2023, total Program costs incurred were $6 million of cash charges. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. We estimate that expense savings resulting from Program actions taken in 2023 will begin to be realized in 2024, predominately in Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flow provided by investing activities was $52 million during the nine months ended September 30, 2023, an increase of $261 million compared to $209 million of Cash flow used for investing activities in the prior year period. Generally, the primary drivers of cash flow provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. Generally, the primary drivers of cash flow used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
As of September 30, 2023, short-term investments decreased $277 million to $175 million compared to December 31, 2022. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

Acquisitions and Dispositions of Businesses
During the first nine months of 2023, we completed two acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $18 million, which includes $2 million related to acquisitions completed in 2022. During the first nine months of 2022, we completed four acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $154 million.
During the first nine months of 2023, we completed no dispositions. During the first nine months of 2022, three businesses were sold for $80 million, net of cash and funds held on behalf of clients.
Capital Expenditures
Our additions to fixed assets, including capitalized software, amounted to $203 million and $126 million for the nine months ended September 30, 2023 and 2022, respectively, primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flow used for financing activities during the nine months ended September 30, 2023 was $1.2 billion, an increase of $862 million compared to $339 million of Cash flow used for financing activities in the prior year period. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares repurchased	2.6	4.2	6.1	8.7
Average price per share	$330.98	$284.39	$321.40	$289.14
Repurchase costs recorded to accumulated deficit	$850	$1,200	$1,950	$2,528
At September 30, 2023, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $4.1 billion. Under the Repurchase Program, the Company has repurchased a total of 166.7 million shares for an aggregate cost of approximately $23.4 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at September 30, 2023 was $11.3 billion, an increase of $481 million compared to December 31, 2022. Further, commercial paper activity during the nine months ended September 30, 2023 and 2022 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total issuances (1)	$1,080	$2,979	$3,361	$10,680
Total repayments	(1,137)	(2,996)	(3,635)	(11,106)
Net issuances (repayments)	$(57)	$(17)	$(274)	$(426)
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of September 30, 2023 and December 31, 2022, we had distributable profits in excess of $28.4 billion and $29.0 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facilities
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
As of September 30, 2023, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2026 and its $750 million multi-currency U.S. credit facility expiring in October 2024. In aggregate, these two facilities provide approximately $1.8 billion in available credit. Effective October 19, 2023, the expiration date of the $1.0 billion multi-currency U.S. credit facility was extended one year from September 2026 to September 2027. Additionally, effective October 19, 2023, the $750 million multi-currency U.S. credit facility expiring October 2024 was replaced with a $1.0 billion multi-currency U.S. credit facility, expiring in October 2028 and, together, the two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of September 30, 2023 and December 31, 2022, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2023.
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
The major rating agencies’ ratings of our debt at October 27, 2023 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
On June 26, 2023, Moody’s Investor Services upgraded our 'Baa2' outlook to Positive, as compared to a Stable outlook at February 17, 2023 as reported in our Annual Report on Form 10-K for the twelve months ended December 31, 2022.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $77 million at September 30, 2023, compared to $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $145 million at September 30, 2023, compared to $173 million at December 31, 2022.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the revised “Obligor group” as amended on June 22, 2023. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2022 and for the period ended September 30, 2023.
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2023
Revenue	$—
Operating loss	$(79)
Expense from non-guarantor subsidiaries before income taxes	$(542)
Net loss	$(998)
Net loss attributable to Aon shareholders	$(998)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2023	December 31, 2022
Receivables due from non-guarantor subsidiaries	$4,522	$1,300
Other current assets	41	317
Total current assets	$4,563	$1,617

Non-current receivables due from non-guarantor subsidiaries	$482	$483
Other non-current assets	1,191	1,060
Total non-current assets	$1,673	$1,543

Payables to non-guarantor subsidiaries	$15,334	$16,171
Other current liabilities	5,016	5,875
Total current liabilities	$20,350	$22,046

Non-current payables to non-guarantor subsidiaries	$6,769	$2,253
Other non-current liabilities	11,372	11,226
Total non-current liabilities	$18,141	$13,479
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2023, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2023 and 2024, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and short-term assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted net income per share would have an unfavorable $0.01 impact and an unfavorable $0.20 impact during the three and nine months ended September 30, 2023, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.01 impact and an unfavorable $0.20 impact during the three and nine months ended September 30, 2023, respectively, if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/23 - 7/31/23	494,795	$335.99	494,795	$4,751,049,942
8/1/23 - 8/31/23	942,584	$321.98	942,584	$4,447,561,245
9/1/23 - 9/30/23	1,130,821	$336.30	1,130,821	$4,067,261,487
	2,568,200	$330.98	2,568,200	$4,067,261,487
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2023.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
In the third quarter of 2023, the Company initiated a three-year restructuring program, the Accelerating Aon United Program. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs. The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of $900 million of cash charges and $100 million of non-cash charges. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings. Refer to Note 4 “Accelerating Aon United Program” in Notes to Condensed Consolidated Financial Statements under Part I, Item 1 for further information.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

October 27, 2023	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
10.1#
Employment Agreement, effective as of July 1, 2023, between Aon Corporation and Eric Andersen (Incorporated by reference to Exhibit 10.7 to Aon plc’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023).

10.2#
Form of Performance Share Unit Agreement Under Aon plc 2011 Incentive Plan, as Amended and Restated (Incorporated by reference to Exhibit 10.8 to Aon plc’s Quarterly Report on Form 10-Q filed with the SEC on July 28, 2023).

10.3
Credit Agreement dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on October 24, 2023).

10.4
Amendment No. 2 to the Credit Agreement, dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to Aon plc’s Current Report on Form 8-K filed with the SEC on October 24, 2023).

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