Form 10-K
period 2023-12-31
Aon plc
filed 2024-02-16
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $70,135,237,097 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 15, 2024: 198,297,735.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2024 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent management’s expectations or forecasts of future events. These statements include statements about our plans, objectives, strategies, financial performance and outlook, trends, prospects or other future events and involve known and unknown risks that are difficult to predict. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; the pending acquisition of NFP; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•the impact of legal proceedings and other contingencies, including those arising from acquisition or disposition transactions, errors and omissions and other claims against us (including proceedings and contingencies relating to transactions for which capital was arranged by Vesttoo Ltd.);
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
•the failure to retain, attract and develop experienced and qualified personnel, whether as a result of the pending acquisition of NFP or otherwise;
•international risks associated with our global operations, including impacts from military conflicts or political instability, such as the ongoing Russian war in Ukraine and the Israel-Hamas conflict;
•the effects of natural or man-made disasters, including the effects of health pandemics and the impacts of climate-related events;
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
•our ability to secure regulatory approval and complete transactions, including the pending acquisition of NFP, and the costs and risks associated with the failure to consummate proposed transactions;
•changes in commercial property and casualty markets, commercial premium rates or methods of compensation;
•our ability to develop and implement innovative growth strategies and initiatives intended to yield cost savings (including the Accelerating Aon United Program) and the ability to achieve such growth or cost savings;
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us;
•adverse effects on the market price of Aon’s securities and/or operating results for any reason, including, without limitation, because of a failure to consummate the pending acquisition of NFP or the failure to realize the expected benefits of the pending acquisition of NFP (including anticipated revenue and growth synergies) in the expected timeframe, or at all;
•significant transaction and integration costs or difficulties in connection with the pending acquisition of NFP or unknown or inestimable liabilities; and
•potential impact of the consummation of the pending acquisition of NFP on relationships, including with suppliers, customers, employees and regulators.
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

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AAU	Accelerating Aon United Program
ABO	Accumulated Benefit Obligation
AUM	Assets Under Management
BPS	Basis Points
CIGC	Cyber Incident Governance Committee
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
CPO	Chief Privacy Officer
CSO	Chief Security Officer
DCF	Discounted Cash Flow
DOL	Department of Labor
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise risk management
ESG	Environmental, Social, Corporate Governance
E.U.	European Union
FCA	Financial Conduct Authority
FINRA	Financial Industry Regulatory Authority
Fitch	Fitch, Inc.
GAAP	Generally Accepted Accounting Principles
GEOC	Global Emergency Operations Center
GILTI	Global Intangible Low-Tax Income
GPO	Global Privacy Office
GSS	Global Security Services
I&D	Inclusion and Diversity
LOC	Letter of Credit
LPP	Leadership Performance Plan
MDI	Market Derived Income
NFP	National Financial Partners
NIST	National Institute of Standards and Technology
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board
PSA	Performance Share Awards
REIT	Real Estate Investment Trusts
ROU	Right-of-Use
RPGIC	Retirement Plan Governance and Investment Committee
RSU	Restricted Share Units
SOFR	Secured Overnight Financing Rate
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity

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
On December 19, 2023, Aon entered into a definitive agreement (the “Merger Agreement”) with Randolph Acquisition Corp., a Delaware corporation and an indirect, wholly owned subsidiary of Aon (the “Acquirer”), Randolph Merger Sub LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Acquirer, NFP Intermediate Holdings A Corp., a Delaware corporation (“NFP”), and NFP Parent Co, LLC, a Delaware limited liability company (the “NFP Seller”), pursuant to which the Acquirer will acquire NFP for an aggregate purchase price of approximately $7 billion in cash and approximately 20,000,000 class A ordinary shares, nominal value of $0.01, in capital of Aon, in each case, subject to certain adjustments as set forth in the Merger Agreement (the “Transaction”). The Company expects to fund the cash portion of the consideration with approximately $7 billion of new debt, with $5 billion raised in advance of the closing date and $2 billion raised at close of the acquisition. The acquisition is expected to be completed by mid-2024, subject to satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including applicable regulatory approval.
BUSINESS SEGMENT
We operate as one segment that includes all of our continuing operations, which, as a global professional services firm, provides a broad range of risk and human capital solutions through four solution lines — Commercial risk, Reinsurance, Health, and Wealth, which make up our principal products and services. The CODM assesses the performance of the Company and allocates resources based on one segment: Aon United.
In 2023, our consolidated total revenue was $13,376 million. This includes $7,043 million in Commercial Risk Solutions, $2,481 million in Reinsurance Solutions, $2,433 million in Health Solutions, and $1,431 million in Wealth Solutions, before certain intercompany eliminations.
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
Health Solutions includes consulting and brokerage, consumer benefits solutions, and talent. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for clients of all sizes across industries and geographies to manage risk, drive engagement, and strengthen the workforce through improved health and wellbeing. We partner with insurers and other strategic partners to develop and implement new and innovative solutions and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on global benefits, including insurance placement across more than 120 countries and sovereignties, program design and management, financing optimization, and enhanced employee experience, as well as assists in navigating global regulatory and compliance requirements in countries in which they operate. Consumer benefits solutions designs and delivers innovative voluntary consumer benefits that improve an employer’s total rewards strategy and positively impacts their employees’ financial and overall wellbeing. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products. Multi-channel and targeted communications solutions increase consumer benefit knowledge and enhance engagement. Our talent team delivers data, analytics, and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking, total rewards strategy optimization, workforce analytics and benchmarking, workforce resilience planning, talent integration in transaction situations, Corporate Governance, ESG consulting, and strategic employee communication.
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
Competition
Our business operates in a highly competitive and fragmented environment. We compete with numerous other global insurance brokers and consulting companies, including, among others, Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, Lockton Companies, Inc., as well as numerous other global, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that directly market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, human resources, and financial services firms.
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

Clientele
Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 2% of our consolidated total revenues in 2023. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2023.
Aon United, Our Culture, and Human Capital Strategy
Our Culture
Our culture is driven by our values – committed as one firm to our purpose, united through trust and integrity as one inclusive, diverse team, and passionate about making our colleagues and clients successful. Our colleagues are the cornerstone of our success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. Our Aon United strategy defines how our colleagues work together to deliver value to clients, setting a new standard for client leadership. Aon United is brought to life through our common client value creation model which scales strategies from across the firm to bring the best of Aon to clients. Each year, Aon makes significant philanthropic contributions to various organizations, supports numerous colleague volunteer opportunities, and offers paid time off to volunteer. In 2023, we announced our 3x3 Plan to go further, faster and continue evolving with our clients and build the capability to deliver the full value of our firm over the next three years.
Colleagues
As of December 31, 2023, we employed approximately 50,000 employees and conducted our operations in more than 120 countries and sovereignties. Our colleagues’ diverse talents, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, grow, and retain the best talent in the industry. Our Inclusive People Leadership strategy is a central part of our Aon United strategy and is a key enabler to realizing our aspirations and purpose as a firm. All our colleagues are called upon to be leaders in embracing and modeling our Aon United values and behaviors. Inclusive People Leadership at Aon is designed to ensure that all colleagues – at every stage of their career journey – are equipped and motivated to deliver on our purpose and able to achieve their full potential. Colleagues benefit from our Smart Working approach, which aims to create a healthy, productive, inclusive, and sustainable way of working, enabling colleagues to deliver their best work for clients from wherever they are best placed to do so. This strategy, which supports in person, hybrid, and virtual working, continues to be a source of positive feedback and strong engagement based on colleague surveys.
Training and Development
We invest significant resources to develop the talent needed to remain at the forefront of innovation and remain an attractive employer. Colleagues are invited to complete a broad spectrum of curricula to meet their career stage goals and developmental needs. We provide our colleagues what they need to learn, grow, and become the leaders our clients seek. From self-guided learning courses to advanced leadership programs, the curriculum is aligned to the Aon United strategy and Inclusive People Leader strategy. Our investment in technology and use of virtual and in-person based learning and development programs allows us to deliver targeted offerings designed to advance all colleagues’ development.
Colleague Engagement and Retention
Providing an engaging and rewarding colleague experience is a top priority for us and understanding colleagues’ feedback helps us to reach that goal. We use a variety of channels to facilitate open, on-going, and direct communication with colleagues. These channels include open forums and town halls with executives, colleague surveys, and engagement through our Business Resource Groups. Business Resource Groups are our independent, voluntary, non-profit associations that provide input, take action, and help identify opportunities for our firm to further commitments to Inclusion and Diversity (I&D) and belonging.
Our engagement survey process consists of frequent pulse surveys, as well as our annual all colleague support survey which enables us to understand how colleagues are engaging with their teams, the firm, and clients. This outreach effort allows us to gather insights more rapidly, take timely action to address feedback, and deliver on the needs of colleagues in real time – ensuring colleagues feel more connected, more valued and more relevant. The pulse surveys for 2023 were focused on topics such as manager and leadership support, delivering on our Aon Story, colleague wellbeing, I&D, talent acquisition and performance and rewards. Feedback from our workforce provides management with a better understanding of evolving colleague viewpoints, and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see the “Risk Factors” section in Part I, Item 1A of this report.

Rewards
In addition to an inspired purpose and culture, we are proud to offer our colleagues a total rewards program that combines competitive pay, incentive opportunities, and benefits. Our compensation programs - including salary, recognition, cash, and equity incentives - are connected to our formal performance management, and career development approach. These programs serve to reward colleagues for their Aon United impact both in what they accomplish for clients, colleagues, and shareholders, how they achieve those results and how they deliver on our values. We maintain a global commitment to colleague wellbeing and play a key role in supporting colleagues across the physical, emotional, financial, and social spectrum. Our comprehensive benefit programs are competitive for the markets in which we operate and aligned with our values and culture.
Our compensation philosophy aligns with our Aon United strategy and delivering long-term shareholder value creation. Our executive incentives are based on driving results, delivery of strategic initiatives, and leadership. Beginning in 2021, 20% of the short-term incentives for senior executives are based on quantifiable performance against firm-wide inclusion initiatives.
Inclusion
We believe that inclusive and diverse teams produce better insight, better solutions and, ultimately, the best outcomes for clients and our long-term success.
We are focused on being a firm that is representative of the communities in which we operate. We achieve this by aligning inclusion actions to the following pillars: Recruitment, Education, Promotion, and Representation. We strongly believe that only when colleagues can be their authentic selves will they reach their full potential.
Our commitment to inclusion starts from the top with our Board of Directors, including its Inclusion & Wellbeing Sub-Committee. Our Global Inclusive Leadership Council is sponsored by our Chief Executive Officer and Chief People Officer. Regional Inclusive Leadership Councils and our Executive Leadership Teams are aligned to drive actions to increase the diversity of our teams. Our colleague-led Business Resource Groups also support execution and provide additional opportunities for colleagues to enhance our inclusive environment.
As of December 31, 2023, our global workforce was 54% women and 46% men, and the Aon Executive Committee, which leads the firm was 58% women and 42% men. At the manager level, 28% of senior leaders and 43% of managers with one or more direct report were women. New colleague hires for the year were 53% women and 47% men. Our U.S. workforce was 25% racially or ethnically diverse, calculated as a percentage of colleagues that have voluntarily disclosed their race or ethnicity to Aon. At the manager level, 11% of U.S. senior leaders and 18% of U.S. managers with one or more direct report were racially or ethnically diverse. New colleague hires for the year in the U.S. were 34% racially or ethnically diverse.
Apprenticeship Program
Apprenticeship programs help build a talent pipeline of highly skilled and diverse professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, as a firm we can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles. As a founding member of seven apprentice networks within the U.S., we partner with companies and organizations to assist them in building their own programs through sharing best practices and learnings. Across these networks, we have 206 organizations committed as of December 31, 2023.
Our two-year Apprenticeship Program, which was implemented in the UK and U.S. in 2012 and 2017, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience. We provide motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. 702 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K.

Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (https://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Organization and Compensation, Governance/Nominating, and Finance Committees, and Inclusion & Wellbeing Sub-Committees, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share on our investor relations page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
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
Risk Factors Summary
The following is a summary of the principal risks associated with our businesses and the industries in which we operate generally as described in more detail in this report. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report.
Risks Related to Our Business
•An overall decline in economic and business activity could have a material adverse effect on the financial condition and results of operations of our business.
•We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
•If we are unable to effectively develop and implement innovative strategies, efficiencies and new solutions for our clients, our reputation, ability to compete effectively and financial condition may be adversely affected.
•If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
•Revenues from commission arrangements may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.
•The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Financial Risks
•We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Similarly, changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
•We have debt outstanding that could adversely affect our financial flexibility. In addition, a decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
•Our tax assets and liabilities are subject to a variety of different factors, including the adoption and implementation of OECD tax proposals, which could create volatility in our global effective tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.

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
•Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
Operational Risks
•Our results of operations have been adversely affected and could be materially adversely affected in the future by the effects of natural or man-made disasters, including health pandemics or the impacts of climate change.
•Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other professional personnel.
•We may not recognize all of the expected benefits from our Accelerating Aon United program and other operation improvement initiatives.
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
Risks Related to the Pending Acquisition of NFP (the “Transaction”)
•The Transaction is subject to customary closing conditions, including conditions related to regulatory approvals, and may not be completed on a timely basis, or at all, or may be completed on a basis that has a material impact on the value of the combined company. Failure to close the Transaction could negatively impact our share price and future business and financial results.
•While the Transaction is pending, we are subject to business uncertainties related to our relationships with employees, clients and suppliers, which could adversely affect our business and operations. These uncertainties could also adversely affect the combined company following the Transaction.
Risks Related to Being an Irish-incorporated Company
•We are incorporated in Ireland, and Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
•As an Irish public limited company, certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.
•The implementation of the OECD global minimum tax regime in Ireland could have a material adverse effect on our global effective tax rate, results of operations, cash flows and financial condition.
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
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Commercial Risk Solutions and Reinsurance Solutions lines. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the revenue is determined as a percentage of premiums charged to our clients. In addition, certain discretionary services within our business, such as Human Capital, project-related work within Commercial Risk Solutions and Health Solutions, and transaction services, may see a decrease in activity if the overall level of economic activity results in a reduction to our clients’ discretionary spending. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns, also adversely affecting our business. In addition, decreased underwriting capacity for insurance and reinsurance may create difficulty for our professionals to place business, which may adversely impact our ability to earn revenue.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
As a global professional services firm, we compete with a broad variety of firms, including global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, human resources consulting, and financial services firms. We compete with respect to service, delivery of insights, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have better financial, technical and marketing resources, broader customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.
Alliances or mergers among competitors could affect our business. Further, we compete on pricing and the innovation and quality of our service offerings, which could be affected by competitors’ lower cost structures, product development activities, and pricing policies, any or all of which could result in better market acceptance of our competitors’ offerings than those that we offer or develop.
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
Developing and implementing innovative strategies, efficient business practices, and new solutions to current and emerging client needs is important to our business. We may be unsuccessful in developing innovative strategies, or our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to innovate faster and respond better to evolving client demand and industry conditions, or may price their products in a manner that clients find more attractive than Aon. Further, new and non- traditional competitors, our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our business. If we are unsuccessful in innovating, if we cannot innovate as quickly as our competitors, if we are not able to make sufficient investment in innovation, if our competitors develop more cost-effective technologies (including through the use of artificial intelligence or other emerging technologies), or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements.
For example, we have invested significantly in Aon Business Services and the development of proprietary data and analytics tools including repositories of global insurance and reinsurance placement information, which we use to help drive results for our clients in the insurance and reinsurance placement process. Our competitors have or are developing competing data and analytics tools, and their success in this space may impact our ability to differentiate our own data and analytics tools. Innovations in software, cloud computing, data and analytics, generative artificial intelligence, or other technologies that alter how our services are delivered could significantly undermine our investment in the business if we are slow to innovate or unable to take advantage of these developments.

In addition, innovation in technology, capabilities, sources of capital for our clients’ insurance and reinsurance needs, and the entry into new lines of business, services, or products require significant investment and present additional risks to the Company, particularly in instances where the markets are new or not fully developed or where participants in such markets are new entrants. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims.
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
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation, including as a result of negative perceptions or publicity regarding a class of business, environmental matters, climate change, workforce make-up, pay equity, harassment, social justice, cyber security or data privacy, or our inability to meet commitments or client and stakeholder expectations with respect to such matters, could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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

•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not consistently indexed for inflation and may not rise as much as commission-based compensation;
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker; and
•the growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both commercial insurance and reinsurance markets.
The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Our profitability is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to changes in our business and the market, adapt to the regulatory environment, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, effectively control our costs, or improve our efficiency.
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
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 55% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and where products are sold, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a relative disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to limit the impact of foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies might adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $1,147 million at December 31, 2023 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $120 million was restricted to its use as of December 31, 2023. Funds held on behalf of clients and insurers were $6.9 billion at December 31, 2023 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2023, these long-term investments had a carrying value of $45 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
As of December 31, 2023, we had total consolidated debt outstanding of approximately $11.2 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2023, we had two committed credit facilities outstanding. Each of these facilities is intended to support our commercial paper obligations and our general working capital needs. In addition, each of these facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.

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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement our corporate strategy. Our senior debt ratings at December 31, 2023 were A- with a negative outlook (S&P), BBB+ with a negative outlook (Fitch), and Baa2 with a stable outlook (Moody’s). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
The overall tax environment in the jurisdictions in which we are or may be subject to taxes is highly uncertain and increasingly complex. In the U.S., the Inflation Reduction Act introduced, among other changes, a 1% excise tax on certain stock redemptions by U.S. corporations (which the U.S. Treasury indicated may also apply to certain stock redemptions of foreign corporations deemed funded by their U.S. affiliates). The OECD, a global coalition of member countries, proposed a plan (commonly referred to as “Pillar Two”) to reform international taxation which includes the introduction of a 15% global minimum tax on book income with specified adjustments and determined on a country-by-country basis. The OECD proposed tax regime has been nominally accepted by many countries within and without the OECD, although implementation in each country remains subject to the possibility of significant variation, which could lead to a risk of multiple levels of taxation on Aon’s income. Ireland, the U.K. and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD proposed tax regime. Under Ireland’s Pillar Two tax regime, starting in 2024, Aon’s net income (under U.S. GAAP), with specified modifications and determined on country-by-country basis, will be subject to the 15% minimum tax. There remains significant uncertainty, however, as to how Ireland’s Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to Aon. In any event, until further clarifications are provided, there is a risk that the global minimum tax regime could have a material adverse effect on our global effective tax rate, results of operations, cash flows and financial condition.

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
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters and other matters related to our operations. However, we may be unable to maintain, at commercially reasonable rates, our current levels of insurance coverage for E&O claims or other risks in future periods, and with respect to such periods may seek to utilize self-insurance programs such as captives, the funding of which may not adequately cover the costs of potential losses. Also, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Additionally, parts or all of an E&O claim could fall within insurance deductibles, self-insured retentions, or policy exclusions. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to Consolidated Financial Statements.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations or conflict between them also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and development of new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, impose additional licensure requirements or costs to our operations and services, or cause us to cease offering certain services or solutions. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, including through acquisitions, we may become subject to additional types of laws and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. Regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements respecting data privacy, data security, and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; changes in tax regulations in the jurisdictions in which we operate; regulatory actions or changes that require us to change our compensation model; or additional regulations promulgated by, regulatory bodies in jurisdictions in which we operate.
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
In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked or be unable to obtain new licenses and therefore be precluded or suspended from carrying on or developing some or all of our activities or otherwise be fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction in the future as it has been conducted in the past. Changes in the regulatory scheme, or even changes in how applicable regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance.
Our business’ regulatory oversight also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated by the regulatory authorities in each of these jurisdictions, and our failure to adhere to these rules and regulations can expose us to fines or other sanctions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to adhere to regulations affecting our insurer client.
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
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions, which could consume significant management time and resources and could have adverse effects on our business and operations. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest, which exist or could exist any time we or any of our employees have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when we are providing services to multiple parties in connection with a transaction. We also may provide multiple types of services to certain clients from more than one of our solution lines, creating a greater potential for conflicts with advisory services.
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
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many jurisdictions and effective trademark, copyright, patent, and trade secret protection may not be available or adequate in every country or jurisdiction in which we offer our services or employ our colleagues. Additionally, our competitors may develop products similar to our products that do not infringe our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
In 2023, we initiated a three-year restructuring program, Accelerating Aon United Program (the “Program”). The Program is intended to streamline our technology infrastructure, optimize our leadership structure and resource alignment, and reduce our real estate footprint to align to our hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs. The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges.
We estimate that our annualized savings from the Program will be approximately $350 million by the end of 2026. Actual total costs, savings and timing may vary from these estimates due to changes in the scope or assumptions underlying the Program and other operational improvement initiatives. We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Program and other operational improvement initiatives could adversely affect our consolidated financial statements.
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
We strive to maintain an equitable work environment that unlocks the full potential of all of our personnel - this includes our commitment to inclusion, focus on colleague wellness and mental health and belonging, and building a flexible work environment that meets colleague and client needs. If we are unsuccessful in maintaining such a work environment or adapting to colleague needs or expectations, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
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
Our success depends, in part, on our ability to enhance and implement the systems necessary to operate our businesses and to achieve intended efficiencies and improvements. We may not be successful in anticipating or responding to rapid and continuing changes in technology, data and analytics, industry standards and client preferences. The effort to gain necessary expertise and achieve internal efficiencies through technology and data and analytics requires us to incur significant expenses, and we may not be successful in identifying the optimal funding priorities. We make investments in technology and data and analytics to operate our businesses and achieve intended efficiencies; however, our investments and enhancements may not be sufficient to respond to needs across all of our businesses. In addition, if we are not successful in developing and maintaining expertise in process excellence, technology and data trends, our business performance may be compromised.
The occurrence of natural or man-made disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, tornadoes, extreme weather, or other climate events; pandemic health events (such as the COVID-19 pandemic), and man-made disasters, including acts of terrorism, civil unrest, violence, military actions, and cyber-terrorism (including, but not limited to, ransomware). The continued threat of terrorism and other events or disasters may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger energy shortages, public health issues, or an economic downturn or instability in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations and negatively impact the abilities of our counterparties to pay for our services on time or at all. If access to underwriting markets for certain lines of coverage becomes unavailable or difficult due to the impact of climate change on the claims environment, this may have a negative impact on our clients’ access to coverage, which could in turn reduce our ability to place certain lines of coverage and negatively impact our business.
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
Certain of our businesses collect premiums from insureds and remit the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are then remitted to the insureds. Consequently, at any given time, we may be holding and managing funds of our clients. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, errors relating to transaction processing, or other cybersecurity events or security breaches. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
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
We may enter new lines of business or offer new products and services within existing lines of business either through acquisitions or through initiative to generate organic revenue growth. These new lines of business, products, and services may present the Company with additional risks, particularly in instances where the markets are new or not fully developed or where participants in such markets are new entrants. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims. In addition, many of the businesses that we acquire and develop will likely have significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, product or service, integrating the acquired business into our systems and culture, recruiting and retaining experienced professionals, and developing and capitalizing on new relationships with experienced market participants. External factors, such as compliance with new or revised regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of a new line of business, products, or services. Failure to manage these risks in the acquisition or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.
Risks Related to Technology, Cybersecurity, and Data Protection
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, security breaches, and unauthorized access or improper actions by insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios. Because the techniques used to obtain unauthorized access or sabotage systems change frequently (including as a result of the use of generative artificial intelligence, such as deepfakes), we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, and increasingly sophisticated attempted attacks to our systems and networks, certain of which have been successful and have resulted in unauthorized access to our systems and data. Aon has from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, ransomware incidents, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Aon has from time-to-time experienced and may experience in the future problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore might not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients, insurance carriers, vendors, or other third-parties could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
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
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These notice provisions present operational challenges and related risk. In particular, there have been a number of recently adopted privacy laws around the globe including in China and, Brazil, and significant privacy rulings in the E.U. relating to the “Schrems II” case, which imposed significant changes to the way companies export personal data from the E.U. We have had to implement new requirements set out in these laws within our business before the effective date, requiring significant time and resources. This new guidance issued to firms by the European Regulators has and will continue to require significant time to implement and may require significant effort to review and effect applicable changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new privacy regulations and that existing regulations may be amended as governments continue to legislate in respect of personal data. We have incurred expenses and devoted resources, and will continue to incur expenses and devote resources, to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
Risks Related to the Pending Acquisition of NFP
The completion of the Transaction is subject to a number of conditions, and if these conditions are not satisfied or waived on a timely basis, the Transaction may not be completed.
The completion of the Transaction is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the approval of regulatory authorities in the United Kingdom and Ireland, the effectiveness of a Registration Statement and the approval for listing on NYSE of the ordinary shares of Aon to be issued in connection with the Transaction. There can be no assurance that the expiration or termination of the applicable waiting periods under the HSR Act or the other conditions to the obligations of the parties to effect the Transaction will be satisfied or waived. In particular, foreign, federal, state or local governmental or regulatory authorities and, in certain instances, private parties may seek to challenge the Transaction and/or impose conditions on Aon or NFP as a condition to completion of the Transaction under applicable antitrust or other laws. In addition, there can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the Transaction will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the Transaction, materially reduce or delay the anticipated benefits of the Transaction or allow the parties to terminate the Merger Agreement. Pursuant to the terms of the Merger Agreement, Aon may be required to offer and agree to undertake certain specified behavioral remedies with regulatory authorities. If Aon is required to divest assets or businesses related to NFP, there can be no assurance that it will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. If the Transaction, or the integration of the companies’ respective businesses, is not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that Aon expects to achieve as a result of the Transaction and could result in additional costs or liabilities, loss of revenue and other adverse effects on Aon’s business, financial condition and results of operations.
Failure to complete the Transaction could have an adverse effect on Aon.
If the Transaction is not completed for any reason, Aon’s ongoing business may be adversely affected and, without realizing any of the potential benefits of completing the Transaction, Aon will be subject to a number of risks, including the following:
•Aon will be required to pay certain costs and expenses relating to the Transaction;
•if the Merger Agreement is terminated under specified circumstances or circumstances related to a failure to obtain the required antitrust clearances or other regulatory clearances provided for by the Merger Agreement, Aon may be obligated to pay to NFP a termination fee equal to $250 million;
•Aon may experience negative reactions from the financial markets, including negative impacts on the market price of Aon’s securities;
•the manner in which clients, vendors, business partners and other third parties perceive Aon may be negatively impacted, which in turn could affect its ability to compete for new business or to obtain renewals in the marketplace;
•matters relating to the Transaction (including integration planning) may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to Aon; and
•Aon could be subject to litigation related to any failure to close the Transaction or related to any enforcement proceeding commenced against it to perform its obligations under the Merger Agreement.
If the Transaction does not close, these risks may materialize and may adversely affect Aon’s business, financial results and market price.
Aon and NFP are subject to various uncertainties, including contractual restrictions and requirements, while the Transaction is pending that could adversely affect their businesses, financial condition and results of operations.
During the pendency of the Transaction, it is possible that customers, suppliers, commercial partners and/or other persons with whom Aon or NFP has a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with Aon or NFP, as the case may be, as a result of the Transaction, which could significantly reduce the expected benefits of the Transaction and/or negatively affect Aon’s or NFP’s revenues, earnings and cash flows, NFP’s future plans and the market price of Aon ordinary shares, regardless of whether the Transaction is completed. Matters relating to the Transaction (including integration planning) will require substantial commitments of time and resources by Aon management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Aon. Aon will also incur significant costs related to the Transaction, some of which must be paid even if the Transaction is not completed. These costs are substantial and include financial advisory, legal and accounting costs.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Transaction.
Uncertainties associated with the Transaction may cause a loss of management personnel and other key employees and Aon may have difficulty attracting and motivating management personnel and other key employees.
Uncertainty about the effects of the Transaction on employees may impair the ability to attract, retain and motivate key personnel during the pendency of the Transaction and, if the Transaction is completed, for a period of time thereafter. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with Aon following the completion of the Transaction, Aon may have to incur significant costs in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent.
Aon may encounter difficulty or high costs associated with the arrangement of any debt financing required for the Transaction.
Aon expects to fund the cash consideration payable in the Transaction and the repayment or refinancing of NFP’s existing debt arrangements contemplated by the Merger Agreement, through debt financing. Aon’s ability to obtain debt financing, and the pricing and terms thereof, will be subject to various factors, including market conditions, operating performance and Aon’s ability to incur additional debt. The receipt of financing by Aon is not a condition to completion of the Transaction and, accordingly, Aon will be required to complete the Transaction (assuming that all of the conditions to its obligations under the Merger Agreement are satisfied) whether or not debt financing is available at all or on acceptable terms.
Aon may not be able to integrate NFP successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of the Transaction may not be realized or may not be realized within the expected time frame.
Aon and NFP entered into the Merger Agreement with the expectation that the Transaction would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the Transaction is subject to a number of uncertainties, including whether the businesses of Aon and NFP can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated or that the management of the combined organizations and achievement of anticipated synergies could be more difficult than expected. The integration of NFP into the Aon organization could also result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Aon’s ability to achieve the anticipated benefits of the Transaction. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the Transaction will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect Aon’s future businesses, financial condition, results of operations and prospects.
Aon will incur significant transaction and integration-related costs in connection with the Transaction, which could adversely affect Aon’s ability to execute its integration plan and achieve the anticipated benefits of the Transaction.
Aon expects to incur a number of non-recurring costs associated with the Transaction, combining the organizations and achieving anticipated synergies. These costs will be significant and additional unanticipated costs may also be incurred in connection with the Transaction and combination of the organizations. Although Aon expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses of Aon and NFP, should allow the Company to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all.
The global effective tax rate that will apply to Aon subsequent to the Transaction is uncertain and may vary from expectations.
No assurances can be given as to what Aon’s global effective tax rate will be after the closing of the Transaction because of, among other things, uncertainty regarding the global mix of income following closing, uncertainty regarding the ability, costs and time necessary to integrate NFP’s business operations and entities, uncertainty regarding complex tax rules in NFP’s largest jurisdiction (the U.S.) and the application of those rules to Aon following closing, and uncertainty with respect to Ireland’s Pillar Two tax regime which will apply to the combined income and taxes of Aon and NFP following closing. As a result, Aon’s actual global effective tax rate may vary from expectations following the Transaction and that variance may be material.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Aon has from time-to-time experienced cybersecurity incidents. In the event of a cybersecurity incident, Aon responds in accordance with our policies, processes, applicable laws and regulations. When necessary, Aon also engages third parties, such as external cybersecurity advisors to investigate and remediate incidents. To date, the cybersecurity incidents have not had a material impact on our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats, please see the risk factors entitled “We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales and operating results” and “Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation” in Part I, Item 1A of this report.
Aon strives to protect the personal and confidential data of our clients and our colleagues. To do so, Aon engages in a risk-based approach to adopting and implementing technical, organizational, administrative, and physical safeguards for cybersecurity. One key component to safeguard against risks facing Aon’s technology and security is Aon’s enterprise risk management (“ERM”) program. Aon’s management carries out the processes, controls, and practices of the Company’s ERM program, including the identification, assessment, prioritization, and mitigation of cybersecurity risks.
The Company’s Board of Directors (“Board”) oversees Aon’s ERM program and allocates certain oversight responsibilities to its committees and any sub-committees, as appropriate. The Board has delegated to the Audit Committee the primary responsibility for the oversight of the Company’s ERM program. The Audit Committee also has primary responsibility for the oversight of cybersecurity risk and engages in regular discussion with management regarding cybersecurity and privacy risk mitigation and incident management. Cybersecurity matters are an important focus of our Board’s oversight of risk. The Company’s management, including the Chief Security Officer (“CSO”), regularly presents to the Audit Committee of the Board regarding cybersecurity matters. In addition, members of senior management attend Board and committee meetings to address any questions or concerns raised by the Board related to risk management, including relating to cybersecurity, and any other matters.
In addition, Aon maintains a Global Security Services (“GSS”) organization, led by the CSO, with dedicated security personnel responsible for protecting Aon’s people, property and information. Aon’s CSO reports to Aon’s Chief Operating Officer and is an experienced technology and cybersecurity professional, with over 20 years’ experience in information security and technology.
The Company’s Global Emergency Operations Center (“GEOC”) serves as a single point of control, coordination, and communication for protecting Aon's people, property, and information. The GEOC is responsible for triage of all incidents pertaining to the confidentiality, integrity, and availability of customer data. The GEOC monitors threat intelligence reporting and receives alerts and reports from Aon colleagues and IT systems. In coordination with the Global Privacy Office (“GPO”) and GSS, the GEOC reports significant cybersecurity incidents to the Cyber Incident Governance Committee (“CIGC”).
The CIGC is comprised of members of management, and is responsible for reviewing significant cybersecurity incidents. The CIGC includes the CSO, the Chief Privacy Officer (“CPO”), and other representatives from the Company’s GPO and GSS, as well as leaders from the Company’s operations, risk management, law & compliance, controllership, internal audit, and communications functions. The CIGC reviews and assesses cybersecurity incidents and is responsible for coordinating the mitigation and remediation of such incidents.
The Company regularly conducts security scanning and reviews of regulatory IT controls (including Sarbanes Oxley). Additional security reviews may be triggered in connection with the assessment of new projects, business initiatives or third-party/supplier engagements. The Company’s Internal Audit function follows a risk-based approach to evaluating controls over key enterprise risks, including cybersecurity, as well as compliance with select regulations and corporate policies.
Aon has established a third-party risk governance program that creates guidelines for selecting and managing its suppliers, including assessing of their operational capabilities, adherence to the Company’s data security requirements, and technical, organizational, and physical safeguards. Contractual requirements and periodic reviews are designed to promote compliance with Aon’s security requirements. Aon’s GPO and Law & Compliance Department work with business units to incorporate appropriate controls into supplier contracts.

The Company’s controls align to the National Institute of Standards and Technology (“NIST”) Framework. This does not imply that we meet technical specifications or requirements at all times but that the aforementioned frameworks help us identify, assess, and manage cybersecurity risks relevant to our business.
We use the aforementioned risk-based approach to cybersecurity to promote accountability for all of our functions across our businesses as well as our third parties to monitor for and prevent any adverse consequences from cybersecurity risks. These risks are continuously evolving, and our program is designed to evaluate these risks on an ongoing basis.
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

Property:	Occupied Square Footage	Lease Expiration Dates
200 E. Randolph Street, Chicago, Illinois	312,000	2030
165 Broadway, New York, New York	217,000	2028
122 Leadenhall Street, London, England	178,000	2034
4 Overlook Point, Lincolnshire, Illinois	174,000	2024
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2023.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 16 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 16, 2024 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	59	President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. Mr. Andersen was appointed Co-President of the Company in May 2018 and became President in February 2020. He was named an Executive Officer in February 2017.
Gregory C. Case	61
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

Christa Davies	52
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

Michael Neller	45
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

Mindy Simon	47	Chief Operating Officer. Ms. Simon joined Aon as Chief Operating Officer in October 2022. Prior to joining Aon, Ms. Simon served as Chief Information Officer for Conagra Brands since June 2017. Prior to her role as Chief Information Officer, Ms. Simon held a variety of roles in finance and information technology with Conagra Brands since joining the company in 2000, including serving as VP Global Business Services from January 2016 to June 2017, and VP Information Technology from 2008 to 2016.
Jillian Slyfield	50
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

Lisa Stevens	53
Chief People Officer and Head of Global Human Capital Solutions. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.

Andy Weitz	47
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

Darren Zeidel	52
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
In February 2024, Aon paid a quarterly cash dividend of $0.615 per share. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, liquidity, cash flows, capital allocation, financial conditions, and other factors.
On February 15, 2024, the last reported sale price of our ordinary shares as reported by the NYSE was $314.37 per share. We have approximately 392 holders of record of our class A ordinary shares as of February 16, 2024.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/23 – 10/31/23	811,155	$320.98	811,155	$3,806,897,048
11/1/23 – 11/30/23	858,950	$327.18	858,950	$3,525,862,650
12/1/23 – 12/31/23	660,279	$315.92	660,279	$3,317,269,632
	2,330,384	$321.83	2,330,384	$3,317,269,632
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
We did not make any unregistered sales of equity in 2023.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2023 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our 2023 financial results:
•Revenue increased $897 million, or 7%, to $13.4 billion in 2023 compared to 2022, reflecting 7% organic revenue growth and a 2% favorable impact from fiduciary investment income, partially offset by a 2% unfavorable impact from acquisitions, divestitures and other.
•Operating expenses increased $781 million, or 9%, to $9.6 billion in 2023 compared to 2022 due primarily to an increase in expense associated with 7% organic revenue growth, investments in long-term growth, a $197 million charge in connection with certain accrued actual or anticipated legal settlement expenses, and $135 million of expenses related to the Accelerating Aon United Restructuring Program.
•Operating margin decreased to 28.3% in 2023 from 29.4% in 2022. The decrease was driven by an increase in operating expenses as listed above.
•Due to the factors set forth above, Net income was $2.6 billion in 2023, a decrease of $18 million, or 1%, from 2022.
•Diluted earnings per share increased 3% to $12.51 per share during the twelve months of 2023 compared to $12.14 per share for the prior year period.
•Cash flows provided by operating activities was $3.4 billion in 2023, an increase of $216 million, or 7%, from $3.2 billion in 2022, reflecting strong operating income growth and overall working capital optimization, partially offset by higher cash tax payments and a negative impact to working capital due to temporary invoicing delays associated with the implementation of a new system.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements. The following is our measure of performance against these four metrics for 2023:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 7% in 2023, compared to 6% organic growth in the prior year period.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 31.6% in 2023, compared to 30.8% in the prior year period. The increase in adjusted operating margin primarily reflects 7% organic revenue growth and higher fiduciary investment income, partially offset by increased expenses and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $14.14 per share in 2023, an increase of $0.75 per share, or 6%, from $13.39 per share in 2022. The increase in adjusted diluted earnings per share primarily reflects strong operational performance and effective capital management, highlighted by $2.7 billion of share repurchase during 2023.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $3.2 billion in 2023, an increase of $160 million, or 5%, from $3.0 billion in 2022, reflecting an increase in Cash flows from operations, partially offset by a $56 million increase in capital expenditures.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions, cyber events, regulatory changes, ongoing public health impacts, and the increased focus on workforce resilience in various work environments, continue to create volatility and uncertainty for our clients. At Aon, helping clients manage risk - including ESG risk - is at the core of what we do. We offer a wide range of risk assessment, consulting, and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We see significant opportunity in enhancing our impact and delivering innovative client solutions on ESG matters.
DEFINITIVE ACQUISITION AGREEMENT
On December 19, 2023, Aon entered into a definitive agreement with NFP and the NFP seller, where Aon will acquire NFP for an aggregate purchase price of approximately $7 billion in cash and approximately 20,000,000 class A ordinary shares, nominal value of $0.01, in capital of Aon. The Company expects to fund the cash portion of the consideration with approximately $7 billion of new debt, with $5 billion raised in advance of the closing date and $2 billion raised at close of the acquisition. The acquisition is expected to be completed by mid-2024, subject to satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including applicable regulatory approval.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follow (in millions, except per share data):

	Years Ended December 31
	2023	2022	2021
Revenue
Total revenue	$13,376	$12,479	$12,193
Expenses
Compensation and benefits	6,902	6,477	6,738
Information technology	534	509	477
Premises	294	289	327
Depreciation of fixed assets	167	151	179
Amortization and impairment of intangible assets	89	113	147
Other general expense	1,470	1,271	2,235
Accelerating Aon United Program expenses	135	—	—
Total operating expenses	9,591	8,810	10,103
Operating income	3,785	3,669	2,090
Interest income	31	18	11
Interest expense	(484)	(406)	(322)
Other income (expense)	(163)	(125)	152
Income before income taxes	3,169	3,156	1,931
Income tax expense	541	510	623
Net income	2,628	2,646	1,308
Less: Net income attributable to noncontrolling interests	64	57	53
Net income attributable to Aon shareholders	$2,564	$2,589	$1,255
Diluted net income per share attributable to Aon shareholders	$12.51	$12.14	$5.55
Weighted average ordinary shares outstanding - diluted	205.0	213.2	226.1

Consolidated Results for 2023 Compared to 2022
Revenue
Total revenue increased $897 million, or 7%, to $13.4 billion in 2023, compared to $12.5 billion in 2022. The increase was driven by 7% organic revenue growth and a 2% favorable impact from fiduciary investment income, partially offset by a 2% unfavorable impact from acquisitions, divestitures, and other.
Commercial Risk Solutions revenue increased $328 million, or 5%, to $7.0 billion in 2023, compared to $6.7 billion in 2022. Organic revenue growth was 5% in 2023, reflecting growth across all major geographies, driven by strong retention, management of the renewal book, and net new business generation. Growth in retail brokerage was highlighted by double-digit growth in Asia and the Pacific, driven by continued strength in core P&C. The U.S. grew modestly driven by strength in core areas of property, casualty, and construction, partially offset by the impact of external M&A and IPO activity. On average globally, exposures and pricing were positive, resulting in modestly positive market impact.
Reinsurance Solutions revenue increased $291 million, or 13%, to $2.5 billion in 2023, compared to $2.2 billion in 2022. Organic revenue growth was 10% in 2023 driven by strong retention and net new business generation, as well as strong growth in core Reinsurance. In addition, market impact was modestly positive overall.
Health Solutions revenue increased $209 million, or 9%, to $2.4 billion in 2023, compared to $2.2 billion in 2022. Organic revenue growth was 10% in 2023, reflecting strong growth globally in core health and benefits brokerage, driven by net new business generation and management of the renewal book. Strength in health and benefits included growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in Consumer Benefits Solutions and strong growth in Talent.
Wealth Solutions revenue increased $64 million, or 5%, to $1.4 billion in 2023, compared to $1.4 billion in 2022. Organic revenue growth was 4% in 2023 reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue due to debt and equity market movements was partially offset by higher advisory demand and project-related work.
Compensation and Benefits
Compensation and benefits increased $425 million, or 7%, in 2023 compared to 2022. The increase was primarily driven by an increase in expense associated with 7% organic revenue growth.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $25 million, or 5%, in 2023 compared to 2022. The increase was primarily driven by ongoing investments in Aon Business Services-enabled technology platforms and technology to drive long-term growth and continued investment in core infrastructure and security.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $5 million, or 2%, in 2023 compared to 2022.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $16 million, or 11%, in 2023 compared to 2022, due primarily to ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangibles decreased $24 million, or 21%, in 2023 compared to 2022 due primarily to a decrease associated with assets held for sale in 2023 as part of ongoing portfolio management and assets fully amortized in the prior year period.

Other General Expense
Other general expenses increased $199 million, or 16%, in 2023 compared to 2022. The increase was due primarily to a $197 million charge in connection with certain accrued actual or anticipated legal settlement expenses.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $135 million in 2023, reflecting restructuring charges associated with the Program announced in the third quarter of 2023, relating to workforce optimization, asset impairments, and technology and other costs.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $31 million in 2023, an increase of $13 million, or 72%, from 2022, reflecting higher interest rates.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $484 million in 2023, an increase of $78 million, or 19%, from 2022. The increase was driven primarily by an overall increase in total debt and higher interest rates.
Other Income (Expense)
Other expense was $163 million in 2023, which primarily reflects an expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and a non-cash net periodic pension cost. Other expense was $125 million in 2022, primarily reflecting a non-cash pension settlement charge of $170 million, partially offset by gains from sale of businesses.
Income before Income Taxes
Income before income taxes was flat at $3.2 billion in 2023, compared to the prior year period.
Income Taxes
The effective tax rate on net income was 17.1% in 2023 and 16.2% in 2022. The 2023 tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with the release of a valuation allowance and share-based payments.
The 2022 tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.
Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty, however, as to how Ireland’s Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is currently evaluating the potential impact that this may have on its global effective tax rate, results of operations, cash flows, and financial condition beginning in 2024.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders decreased $25 million to $2.6 billion, or $12.51 per diluted share, in 2023, compared to $2.6 billion, or $12.14 per diluted share, in 2022.
Consolidated Results for 2022 Compared to 2021
We have elected not to include a discussion of our consolidated results for 2022 compared to 2021 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 17, 2023.

Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, adjusted net income attributable to Aon shareholders, adjusted net income per share, other income (expense), as adjusted, adjusted effective tax rate, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. Management believes that these measures provide helpful supplemental information that enables investors to make meaningful period-to-period comparisons. Management also uses these measures to assess operating performance and performance for compensation. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Consolidated Financial Statements.
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures (including held for sale disposal groups), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Years Ended
	December 31, 2023	December 31, 2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$7,043	$6,715	5%	—%	2%	(2)%	5%
Reinsurance Solutions	2,481	2,190	13	(1)	4	—	10
Health Solutions	2,433	2,224	9	—	—	(1)	10
Wealth Solutions	1,431	1,367	5	—	—	1	4
Elimination	(12)	(17)	N/A	N/A	N/A	N/A	N/A
Total revenue	$13,376	$12,479	7%	—%	2%	(2)%	7%

	Years Ended
	December 31, 2022	December 31, 2021	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$6,715	$6,635	1%	(4)%	1%	(2)%	6%
Reinsurance Solutions	2,190	1,997	10	(3)	1	4	8
Health Solutions	2,224	2,154	3	(3)	—	(2)	8
Wealth Solutions	1,367	1,426	(4)	(5)	—	(2)	3
Elimination	(17)	(19)	N/A	N/A	N/A	N/A	N/A
Total revenue	$12,479	$12,193	2%	(4)%	1%	(1)%	6%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the years ended December 31, 2023, 2022, and 2021 was $274 million, $76 million, and $8 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures (including held for sale disposal groups, which had a 1% favorable impact on total organic revenue growth for the year-ended December 31, 2023), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to reported operating margins is as follows (in millions, except percentages):

	Years Ended December 31
	2023	2022
Revenue	$13,376	$12,479

Operating income	$3,785	$3,669
Amortization and impairment of intangible assets	89	113
Accelerating Aon United Program expenses (1)	135	—
Legal settlements (2)	197	58
Transaction costs (3)	17	—
Operating income - as adjusted	$4,223	$3,840

Operating margin	28.3%	29.4%
Operating margin - as adjusted	31.6%	30.8%
(1)Total charges related to the Program are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
(2)In the fourth quarter of 2023, Aon recognized actual and anticipated legal settlement expenses in connection with transactions for which capital was arranged by a third party, Vesttoo Ltd. primarily in the form of letters of credit from third party banks that are alleged to have been fraudulent. Certain actual or anticipated legal settlements expenses totaling $197 million have been recognized in the current period, where certain potentially meaningful amounts may be recoverable in future periods. Additionally, a $58 million charge was recognized in the second quarter of 2022 with certain other legal settlements reached in matters unrelated to Vesttoo.
(3)In the fourth quarter of 2023, we entered into a definitive agreement to acquire NFP. As part of the definitive agreement, certain transaction costs were incurred including advisory, legal, accounting, and other professional or consulting fees required to complete the acquisition.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,785	$438	$4,223
Interest income	31	—	31
Interest expense	(484)	—	(484)
Other income (expense) (1)	(163)	27	(136)
Income before income taxes	3,169	465	3,634
Income tax expense (2)	541	130	671
Net income	2,628	335	2,963
Less: Net income attributable to noncontrolling interests	64	—	64
Net income attributable to Aon shareholders	$2,564	$335	$2,899

Diluted net income per share attributable to Aon shareholders	$12.51	$1.63	$14.14
Weighted average ordinary shares outstanding — diluted	205.0	—	205.0
Effective tax rates (2)	17.1%		18.5%

	Year Ended December 31, 2022
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,669	$171	$3,840
Interest income	18	—	18
Interest expense	(406)	—	(406)
Other income (expense) (3)	(125)	170	45
Income before income taxes	3,156	341	3,497
Income tax expense (2)	510	75	585
Net income	2,646	266	2,912
Less: Net income attributable to noncontrolling interests	57	—	57
Net income attributable to Aon shareholders	$2,589	$266	$2,855

Diluted net income per share attributable to Aon shareholders	$12.14	$1.25	$13.39
Weighted average ordinary shares outstanding — diluted	213.2	—	213.2
Effective tax rates (2)	16.2%		16.7%
(1)To further our pension de-risking strategy, we settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge totaling $27 million was recognized in the second quarter of 2023, which is excluded from Other income (expense) - as adjusted.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with the anticipated sale of certain assets and liabilities classified as held for sale, certain pension and legal settlements, AAU Program expenses, and certain transaction costs and other charges related to the definitive agreement to acquire NFP, which are adjusted at the related jurisdictional rate.
(3)To further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. A non-cash settlement charge totaling $170 million was recognized in the fourth quarter of 2022, which is excluded from Other income (expense) - as adjusted.

Free Cash Flows
We use free cash flow, defined as cash flow provided by operations minus capital expenditures, as a non-GAAP measure of our core operating performance and cash generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, the Consolidated Financial Statements. Management believes the supplemental information related to free cash flow is helpful to investors when evaluating our operating performance and liquidity results. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to cash flow provided by operations is as follows (in millions):

	Years Ended December 31
	2023	2022
Cash provided by operating activities	$3,435	$3,219
Capital expenditures	(252)	(196)
Free cash flows	$3,183	$3,023
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
Currency fluctuations had an unfavorable impact of $0.17 on earnings per diluted share during the year ended December 31, 2023 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.33 on earnings per diluted share during the year ended December 31, 2022, if 2021 results were translated at 2022 rates.
Currency fluctuations had an unfavorable impact of $0.17 on adjusted earnings per diluted share during the year ended December 31, 2023 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.44 on adjusted earnings per diluted share during the year ended December 31, 2022, if 2021 results were translated at 2022 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations and available cash reserves; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our credit facilities, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, and Accelerating Aon United Program cash charges. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including cash requirements to close our acquisition of NFP, principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums and claims in Fiduciary assets in the Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $6.9 billion and $6.4 billion at December 31, 2023 and 2022, respectively, and fiduciary receivables of $9.4 billion and $9.5 billion at December 31, 2023 and 2022, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2023, non-U.S. cash balances of one or more entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2023 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and cash equivalents	Short-term investments	Fiduciary assets	Total
Certificates of deposit, bank deposits, or time deposits	$778	$—	$4,066	$4,844
Money market funds	—	369	2,835	3,204
Cash, Short-term investments, and funds held on behalf of clients	778	369	6,901	8,048
Fiduciary receivables	—	—	9,406	9,406
Total	$778	$369	$16,307	$17,454

Cash and cash equivalents and funds held on behalf of clients, including $43 million of cash and cash equivalents and funds held on behalf of clients classified as held for sale, increased $646 million in 2023 compared to 2022. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2023	2022
Cash provided by operating activities	$3,435	$3,219
Cash provided by (used for) investing activities	$(188)	$(449)
Cash used for financing activities	$(2,865)	$(1,790)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$264	$(549)
Net increase in cash and cash equivalents and funds held on behalf of clients	$646	$431
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2023 were $3.4 billion, an increase of $216 million compared to $3.2 billion of Cash flows provided by operating activities in the prior year. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $50 million for the year ended December 31, 2023, as compared to $59 million for the year ended December 31, 2022. In 2024, we expect to contribute approximately $68 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Accelerating Aon United Program (the “Program”) with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
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

The changes in the Company’s liabilities for the Program as of December 31, 2023 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2023	$—	$—	$—	$—
Charges	14	103	18	135
Cash payments	—	(13)	—	(13)
Foreign currency translation and other	—	1	—	1
Non-cash charges	—	(5)	(18)	(23)
Liability balance as of December 31, 2023	$14	$86	$—	$100
Total costs incurred from inception to date	$14	$103	$18	$135
The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Consolidated Statements of Income. For the year ended December 31, 2023, total Program costs incurred were $135 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. We estimate that expense savings resulting from Program actions taken in 2023 will begin to be realized in 2024, predominately in Compensation and benefits on the Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities during the year ended December 31, 2023 were $188 million, a decrease of $261 million compared to $449 million of Cash flows used for investing activities in the prior year. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in the Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $83 million to $369 million at December 31, 2023 as compared to December 31, 2022. As disclosed in Note 15 “Fair Value Measurements and Financial Instruments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report, the majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2023, the Company completed the acquisition of three businesses. Cash consideration, net of cash and funds held on behalf of clients acquired, was $35 million, which includes $2 million related to acquisitions completed in 2022. During 2023, the Company completed the disposition of two businesses for a $5 million cash inflow, net of cash and funds held on behalf of clients.
During 2022, the Company completed the acquisition of five businesses for consideration of $162 million, net of cash and funds held on behalf of clients, and the disposition of three businesses for an $81 million cash inflow, net of cash and funds held on behalf of clients.
Capital Expenditures
The Company’s additions to fixed assets including capitalized software, which amounted to $252 million in 2023 and $196 million in 2022, primarily related to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.

Financing Activities
Cash flows used for financing activities during the year ended December 31, 2023 were $2.9 billion, an increase of $1.1 billion compared to $1.8 billion of Cash flows used for financing activities in the prior year. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
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
The following table summarizes the Company’s Share Repurchase activity (in millions, except per share data):

	Years Ended December 31
	2023	2022
Shares repurchased	8.4	11.1
Average price per share	$321.52	$289.76
Repurchase costs recorded to Accumulated deficit	$2,700	$3,203
At December 31, 2023, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $3.3 billion. Under the Repurchase Program, we have repurchased a total of 169.1 million shares for an aggregate cost of approximately $24.2 billion.
Borrowings
Total debt at December 31, 2023 was $11.2 billion, an increase of $0.4 billion compared to December 31, 2022.
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
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

Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). On December 7, 2023, the Company entered into an agreement increasing the aggregate capacity under the U.S. Program by $250 million. Accordingly, commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($690 million at December 31, 2023 exchange rates) under the European Program, not to exceed the amount of our committed credit facilities, which was $2.0 billion at December 31, 2023. The aggregate capacity of the Commercial Paper Programs remain fully backed by our committed credit facilities. Commercial paper activity during the years ended December 31, 2023 and 2022 is as follows (in millions):

	Years Ended December 31
	2023	2022
Total issuances (1)	$4,835	$12,301
Total repayments	(4,862)	(12,366)
Net issuances (repayments)	$(27)	$(65)
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated deficit). As of December 31, 2023 and December 31, 2022, we had distributable profits in excess of $27.5 billion and $29.0 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of December 31, 2023, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and our $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to consolidated adjusted EBITDA, in each case, tested quarterly. At December 31, 2023, we did not have borrowings under either facility, and we were in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2023.
Subsequent Events
On February 16, 2024, we entered into a credit agreement in which lenders committed to provide a $2.0 billion unsecured term loan facility to Aon North America, Inc. Proceeds will be used to fund, in part, the acquisition of NFP, including the repayment of certain debt of NFP and portions of the related fees and expenses. The borrowings must be made in a single drawing on the closing date of the acquisition.
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

Rating Agency Ratings
The major rating agencies’ ratings of our debt at February 16, 2024 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
In the fourth quarter of 2023, S&P’s Global Ratings downgraded our 'A-’ outlook to Negative, as compared to a Stable outlook, Moody’s Investor Services downgraded our ‘Baa2’ outlook to Stable, as compared to a Positive outlook, and Fitch,Inc. downgraded our ‘BBB+’ outlook to Negative, as compared to a Stable outlook at October 27, 2023 as reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2023.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of an LOC. We had total LOCs outstanding of approximately $86 million at December 31, 2023, compared to $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $194 million at December 31, 2023, compared to $173 million at December 31, 2022.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2023 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. Refer to Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the ERISA and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions. Refer to Note 12 “Employee Benefits” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon

Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2023.
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
Summarized Statement of Income information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Income Information
Year Ended December 31, 2023
Revenue	$—
Operating loss	$(127)
Expense from non-guarantor subsidiaries before income taxes	$(625)
Net loss	$(1,285)
Net loss attributable to Aon shareholders	$(1,285)
Summarized Statement of Financial Position information for the Obligor group is as follows (in millions):

Obligor Group
Summarized Statement of Financial Position Information
As of December 31, 2023
Receivables due from non-guarantor subsidiaries	$1,431
Other current assets	230
Total current assets	$1,661

Non-current receivables due from non-guarantor subsidiaries	$10,873
Other non-current assets	1,228
Total non-current assets	$12,101

Payables to non-guarantor subsidiaries	$3,750
Other current liabilities	4,987
Total current liabilities	$8,737

Non-current payables to non-guarantor subsidiaries	$10,933
Other non-current liabilities	11,447
Total non-current liabilities	$22,380

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

In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, and restructuring, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, we assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, we allocate consideration based on their relative fair values.
Costs incurred in obtaining a contract are capitalized and amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates, considering anticipated renewals when applicable. Certain contract-related costs, including pre-placement brokerage costs, are capitalized as a cost to fulfill and are amortized on a systematic basis consistent with the transfer of control of the services to which the asset relates, which is generally less than one year.
Commercial Risk Solutions includes retail brokerage, specialty solutions, global risk consulting and captives management, and Affinity programs. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Commissions and fees for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly for treaty reinsurance arrangements, over the term of the arrangement in installments based on deposit or minimum premiums.
Health Solutions includes consulting and brokerage, Talent, and Consumer Benefits Solutions. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using input or output methods to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various input or output measures, including units delivered or time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. For Talent, revenue is recognized over time or at a point in time upon completion of the services. For arrangements recognized over time, revenue is based on a measure of progress that depicts the transfer of control of the services to the customer utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed. Revenue from Consumer Benefits Solutions arrangements are typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.

Wealth Solutions includes retirement consulting, pension administration and investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from our delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
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
As of December 31, 2023, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or PBO. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our accumulated other comprehensive loss, the number of years over which we are amortizing the loss, and the estimated 2024 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Accumulated other comprehensive loss	$1,909	$1,319	$431
Amortization period	6 to 24 years	6 to 24 years	11 to 33 years
Estimated 2024 amortization of loss	$84	$36	$13
The U.S. had no unrecognized prior service cost (credit) at December 31, 2023. The unrecognized prior service cost (credit) at December 31, 2023 was $39 million, and $(5) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2023, the market-related value of assets was $1.8 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2023, the fair value of plan assets was $1.5 billion. Our non-U.S. plans use fair value to determine expected return on assets.
Rate of Return on Plan Assets and Asset Allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2023:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	5.14%	7.79%	4.40 - 5.50%
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
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our PBO at December 31, 2023 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 BPS Change in Discount Rate
	Increase	Decrease
U.K. plans	$(94)	$97
U.S. plans	$(53)	$55
Other plans	$(40)	$42
(1)Increases to the PBO reflect increases to our pension obligations, while decreases in the PBO are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the PBO.
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our estimated 2024 pension expense (in millions):

	25 BPS Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(2)	$2
U.S. plans	$—	$(1)
Other plans	$—	$—
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our long-term rate of return on plan assets would have on our estimated 2024 pension expense (in millions):

	25 BPS Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(9)	$9
U.S. plans	$(4)	$4
Other plans	$(3)	$3

Estimated Future Contributions
We estimate cash contributions of approximately $68 million to our pension plans in 2024 as compared with cash contributions of $50 million in 2023.
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
Share-Based Payments
Share-based compensation expense is measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. For purposes of measuring share-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2023, 2022, or 2021. We also estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Share Units
RSUs are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable.
Performance Share Awards
PSAs are performance-based awards for which vesting is dependent on the achievement of certain objectives. Such objectives may be made on a personal, group, or company level. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.
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
The largest plan is the LPP, which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2021 to 2023 performance period ended on December 31, 2023, the 2020 to 2022 performance period ended on December 31, 2022, and the 2019 to 2021 performance period ended on December 31, 2021. The LPP currently has two open performance periods: 2022 to 2024 and 2023 to 2025. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2023 expense by approximately $8.7 million, while a 10% downward adjustment would have decreased our expense by approximately $8.7 million.
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
Accelerating Aon United Program
Restructuring charges related to the AAU Program are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
Workforce reduction costs
Severance and related costs are generally determined based on amounts due under established severance plans. Typically, severance benefits are recognized when it is probable the benefit will be paid, and the amount is reasonably estimable. Most workforce reductions happen over a short span of time, so no discounting is necessary.

Asset impairments for fixed assets
Asset impairments relate to fixed assets and are accounted for in the period when they become known by revising the useful life of fixed assets when there is a change in the estimated future benefits in or use of the asset, accordingly depreciation is accelerated to reflect the revised useful life.
Leases
For leased properties where we plan to permanently cease use of a space and have the intent and ability to sublease the property, we will test the ROU asset for impairment to determine if an impairment has occurred. The test for impairment will adjust the book value of the asset based on the net present value of the future cash flows expected from a sublease agreement using current market information for similar properties.
For properties where we plan to permanently cease use of a space and have no intent or ability to sublease the property, the amortization of the ROU asset will be accelerated and recognized on a straight-line basis from the decision date to the cease use date.
For the remaining lease term, we decrease the liability for payments and increase the liability for accretion of the discount. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income could impact the amounts recorded in the Consolidated Statements of Income.
Other associated costs of exit and disposal activities
We recognize other costs associated with exit and disposal activities as they are incurred, including professional services fees, technology-related costs, and moving costs.
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2023, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to the U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2024 and 2025. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $28 million and $18 million at December 31, 2024 and 2025, respectively.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.17 impact during the year ended December 31, 2023. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.17 impact during the year ended December 31, 2023 if we were to translate prior year results at current year exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 BPS would cause a decrease, net of derivative positions, of $69 million to each of 2024 and 2025 pretax income. A corresponding increase in the year-end yield curve of 100 BPS would cause an increase, net of derivative positions, of $69 million to each of 2024 and 2025 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $9.2 billion and $8.7 billion as of December 31, 2023 and December 31, 2022, respectively. The fair value was greater than the carrying value by $0.8 billion at December 31, 2023, and $1.1 billion less than the carrying value at December 31, 2022. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2023.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Aon plc (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024, expressed an unqualified opinion thereon.
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

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had net deferred tax assets of $1,080 million at December 31, 2023. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Conclusions on the realizability of certain net deferred tax assets involve significant management judgement including assumptions and estimates related to the amount, timing, and jurisdiction of future taxable income. Auditing the net deferred tax asset calculation and the related projection of future taxable income was especially challenging as it involved a high degree of auditor judgement around management’s assumptions and estimates of future taxable income.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of the amount, timing, and jurisdiction of future taxable income.
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

Chicago, Illinois
February 16, 2024

Aon plc
Consolidated Statements of Income

	Years Ended December 31
(millions, except per share data)	2023	2022	2021
Revenue
Total revenue	$13,376	$12,479	$12,193
Expenses
Compensation and benefits	6,902	6,477	6,738
Information technology	534	509	477
Premises	294	289	327
Depreciation of fixed assets	167	151	179
Amortization and impairment of intangible assets	89	113	147
Other general expense	1,470	1,271	2,235
Accelerating Aon United Program expenses	135	—	—
Total operating expenses	9,591	8,810	10,103
Operating income	3,785	3,669	2,090
Interest income	31	18	11
Interest expense	(484)	(406)	(322)
Other income (expense)	(163)	(125)	152
Income before income taxes	3,169	3,156	1,931
Income tax expense	541	510	623
Net income	2,628	2,646	1,308
Less: Net income attributable to noncontrolling interests	64	57	53
Net income attributable to Aon shareholders	$2,564	$2,589	$1,255

Basic net income per share attributable to Aon shareholders	$12.60	$12.23	$5.59
Diluted net income per share attributable to Aon shareholders	$12.51	$12.14	$5.55
Weighted average ordinary shares outstanding - basic	203.5	211.7	224.7
Weighted average ordinary shares outstanding - diluted	205.0	213.2	226.1
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2023	2022	2021
Net income	$2,628	$2,646	$1,308
Less: Net income attributable to noncontrolling interests	64	57	53
Net income attributable to Aon shareholders	2,564	2,589	1,255
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	13	(13)	1
Foreign currency translation adjustments	276	(528)	(289)
Postretirement benefit obligation	(40)	(211)	277
Total other comprehensive income (loss)	249	(752)	(11)
Less: Other comprehensive loss attributable to noncontrolling interests	(1)	—	(1)
Total other comprehensive income (loss) attributable to Aon shareholders	250	(752)	(10)
Comprehensive income attributable to Aon shareholders	$2,814	$1,837	$1,245
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2023	2022
Assets
Current assets
Cash and cash equivalents	$778	$690
Short-term investments	369	452
Receivables, net	3,254	3,035
Fiduciary assets	16,307	15,900
Other current assets	996	646
Total current assets	21,704	20,723
Goodwill	8,414	8,292
Intangible assets, net	234	447
Fixed assets, net	638	558
Operating lease right-of-use assets	650	699
Deferred tax assets	1,195	824
Prepaid pension	618	652
Other non-current assets	506	509
Total assets	$33,959	$32,704

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,262	$2,114
Short-term debt and current portion of long-term debt	1,204	945
Fiduciary liabilities	16,307	15,900
Other current liabilities	1,878	1,347
Total current liabilities	21,651	20,306
Long-term debt	9,995	9,825
Non-current operating lease liabilities	641	693
Deferred tax liabilities	115	99
Pension, other postretirement, and postemployment liabilities	1,225	1,186
Other non-current liabilities	1,074	1,024
Total liabilities	34,701	33,133

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2023 - 198.6; 2022 - 205.4)	2	2
Additional paid-in capital	6,944	6,864
Accumulated deficit	(3,399)	(2,772)
Accumulated other comprehensive loss	(4,373)	(4,623)
Total Aon shareholders' deficit	(826)	(529)
Noncontrolling interests	84	100
Total deficit	(742)	(429)
Total liabilities and equity (deficit)	$33,959	$32,704
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity (Deficit)

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at January 1, 2021	225.5	6,314	1,042	(3,861)	88	3,583
Net income	—	—	1,255	—	53	1,308
Shares issued — employee stock compensation plans	1.7	(129)	(1)	—	—	(130)
Shares repurchased	(12.4)	—	(3,543)	—	—	(3,543)
Share-based compensation expense	—	449	—	—	—	449
Dividends to shareholders ($1.99 per share)	—	—	(447)	—	—	(447)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(288)	(1)	(289)
Net postretirement benefit obligation	—	—	—	277	—	277
Net purchases of shares from noncontrolling interests	—	(8)	—	—	(5)	(13)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(38)	(38)
Balance at December 31, 2021	214.8	6,626	(1,694)	(3,871)	97	1,158
Net income	—	—	2,589	—	57	2,646
Shares issued — employee stock compensation plans	1.7	(156)	(1)	—	—	(157)
Shares repurchased	(11.1)	—	(3,203)	—	—	(3,203)
Share-based compensation expense	—	397	—	—	—	397
Dividends to shareholders ($2.19 per share)	—	—	(463)	—	—	(463)
Net change in fair value of financial instruments	—	—	—	(13)	—	(13)
Net foreign currency translation adjustments	—	—	—	(528)	—	(528)
Net postretirement benefit obligation	—	—	—	(211)	—	(211)
Net purchases of shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(53)	(53)
Balance at December 31, 2022	205.4	6,866	(2,772)	(4,623)	100	(429)
Net income	—	—	2,564	—	64	2,628
Shares issued — employee stock compensation plans	1.6	(168)	(1)	—	—	(169)
Shares repurchased	(8.4)	—	(2,700)	—	—	(2,700)
Share-based compensation expense	—	438	—	—	—	438
Dividends to shareholders ($2.41 per share)	—	—	(490)	—	—	(490)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	277	(1)	276
Net postretirement benefit obligation	—	—	—	(40)	—	(40)
Net purchases of shares from noncontrolling interests	—	(190)	—	—	(23)	(213)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(56)	(56)
Balance at December 31, 2023	198.6	$6,946	$(3,399)	$(4,373)	$84	$(742)
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years Ended December 31
(millions)	2023	2022	2021
Cash flows from operating activities
Net income	$2,628	$2,646	$1,308
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(4)	(54)	(142)
Depreciation of fixed assets	167	151	179
Amortization and impairment of intangible assets	89	113	147
Share-based compensation expense	438	397	449
Deferred income taxes	(373)	(252)	11
Other, net	28	170	5
Change in assets and liabilities:
Receivables, net	(188)	(96)	(119)
Accounts payable and accrued liabilities	13	(22)	264
Accelerating Aon United Program liabilities	99	—	—
Current income taxes	174	216	200
Pension, other postretirement and postemployment liabilities	8	(53)	(124)
Other assets and liabilities	356	3	4
Cash provided by operating activities	3,435	3,219	2,182
Cash flows from investing activities
Proceeds from investments	76	110	58
Purchases for investments	(67)	(107)	(91)
Net sales (purchases) of short-term investments - non fiduciary	85	(175)	15
Acquisition of businesses, net of cash and funds held on behalf of clients	(35)	(162)	(14)
Sale of businesses, net of cash and funds held on behalf of clients	5	81	218
Capital expenditures	(252)	(196)	(137)
Cash provided by (used for) investing activities	(188)	(449)	49
Cash flows from financing activities
Share repurchase	(2,700)	(3,203)	(3,543)
Proceeds from issuance of shares	72	58	55
Cash paid for employee taxes on withholding shares	(241)	(215)	(185)
Commercial paper issuances, net of repayments	(27)	(65)	671
Issuance of debt	744	1,967	1,495
Repayment of debt	(350)	(500)	(413)
Increase in fiduciary liabilities, net of fiduciary receivables	358	702	568
Cash dividends to shareholders	(489)	(463)	(447)
Noncontrolling interests and other financing activities	(232)	(71)	(125)
Cash used for financing activities	(2,865)	(1,790)	(1,924)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	264	(549)	(235)
Net increase in cash and cash equivalents and funds held on behalf of clients	646	431	72
Cash and cash equivalents and funds held on behalf of clients at beginning of year	7,076	6,645	6,573
Cash and cash equivalents and funds held on behalf of clients at end of year	$7,722	$7,076	$6,645
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$778	$690	$544
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	43	—	—
Funds held on behalf of clients	6,901	6,386	6,101
Total cash and cash equivalents and funds held on behalf of clients	$7,722	$7,076	$6,645
Supplemental disclosures:
Interest paid	$446	$351	$328
Income taxes paid, net of refunds	$740	$546	$412
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
Share-based Compensation Expense
Share-based payments to employees, including grants of RSUs and PSAs, are measured based on grant date fair value. For purposes of measuring share-based compensation expense, the Company considered whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2023, 2022, or 2021. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
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
At December 31, 2023, Cash and cash equivalents and Short-term investments totaled $1,147 million compared to $1,142 million at December 31, 2022, an increase of $5 million. Of the total balance, $120 million and $115 million was restricted as to its use at December 31, 2023 and 2022, respectively. Included within Short-term investments as of December 31, 2023 and 2022 balances, respectively, were £63.2 million ($80.4 million at December 31, 2023 exchanges rates) and £60.1 million ($72.5 million at December 31, 2022 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
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
Funds held on behalf of clients represent fiduciary assets held by Aon for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $6.9 billion and $6.4 billion at December 31, 2023 and 2022, respectively. Fiduciary receivables were $9.4 billion and $9.5 billion at December 31, 2023 and 2022, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $79 million and $76 million at December 31, 2023 and 2022, respectively.

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
We classify our intangible assets acquired as either customer-related and contract based or technology and other intangible assets, which includes tradenames. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Estimated Useful Life
Customer-related and contract-based	In line with underlying cash flows	7 to 20 years
Technology and other intangibles	Straight-line	5 to 7 years
Tradenames	Straight-line	1 to 3 years
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
For a derivative designated as a fair value hedging instrument, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the change in fair value of a hedging instrument is recognized in Accumulated Other Comprehensive Income and subsequently reclassified to earnings in the same period the hedged item impacts earnings. For a net investment hedge, the change in fair value of the hedging instrument is recognized in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment.
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
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in Net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity (Deficit). Further, gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency of that entity are included in Other income (expense) within the Consolidated Statements of Income.
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

The Company’s leases expire at various dates and may contain renewal, expansion, or termination options. The exercise of lease renewal and expansion options are typically at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
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
Where Aon has provided notice of cancellation pursuant to a lease agreement, the lease is modified with the associated ROU asset and the related lease liability remeasured, which may include any additional termination penalties incurred that were not previously included within the lease liability. To the extent that the associated ROU assets and lease liabilities are removed, a corresponding gain or loss is recorded.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. If the Company is the primary beneficiary of a VIE, the Company consolidates the entity and reflects any relevant non-controlling interest of other beneficiaries of that entity on the Statement of Consolidated Financial Position. Aon’s interest in VIEs as of December 31, 2023 was insignificant.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.

New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued new accounting guidance, requiring new segment disclosures under ASC 280, Segment Reporting, including disclosure of significant segment expense categories and amounts that are regularly reported to the CODM and included in the segment’s profit or loss. Additionally, all disclosure requirements under ASC 280 including new requirements under this new guidance, will be required on an interim basis. The new guidance is effective for Aon for the year ended December 31, 2024 and interim periods thereafter, with early adoption permitted. An entity will apply the new guidance on a retrospective basis for all periods presented. The Company is currently evaluating the impact the guidance will have on the Notes to Consolidated Financial Statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued new accounting guidance under ASC 740, Income Taxes, which requires additional income tax disclosures on an annual basis, including disaggregation of information presented within the reconciliation of the expected tax to the reported tax by specific categories, with certain reconciling items 5% or greater broken out by nature and/or jurisdiction. The new guidance also requires disclosure of income taxes paid, net of refunds, broken out by federal, state/local and foreign, including disclosure of individual jurisdictions when greater than 5% of total net income taxes paid. The new guidance is effective for Aon for the year ended December 31, 2025, with early adoption permitted. The Company is evaluating the period of adoption and transition approach, as well as the impact the disclosures will have on the Notes to Consolidated Financial Statements.
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years Ended December 31
	2023	2022	2021
Commercial Risk Solutions	$7,043	$6,715	$6,635
Reinsurance Solutions	2,481	2,190	1,997
Health Solutions	2,433	2,224	2,154
Wealth Solutions	1,431	1,367	1,426
Elimination	(12)	(17)	(19)
Total revenue	$13,376	$12,479	$12,193
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Years Ended December 31
	2023	2022	2021
U.S.	$5,923	$5,666	$5,459
Americas other than U.S.	1,260	1,137	1,027
U.K.	1,819	1,660	1,681
Ireland	113	99	127
Europe, Middle East, & Africa other than U.K. and Ireland	2,672	2,443	2,565
Asia Pacific	1,589	1,474	1,334
Total revenue	$13,376	$12,479	$12,193

Contract Costs
Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2023	2022
Balance at beginning of period	$355	$361
Additions	1,532	1,479
Amortization	(1,522)	(1,480)
Impairment	—	—
Foreign currency translation and other	5	(5)
Balance at end of period	$370	$355
Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2023	2022
Balance at beginning of period	$185	$179
Additions	57	56
Amortization	(51)	(49)
Impairment	—	—
Foreign currency translation and other	4	(1)
Balance at end of period	$195	$185

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing the real estate footprint to align to its hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
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
The Program is currently expected to result in cumulative costs of approximately $1,000 million, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. For the year ended December 31, 2023, total Program costs incurred were $135 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are generally included in Accounts payable and accrued liabilities in the Consolidated Statements of Financial Position.

The changes in the Company’s liabilities for the Program as of December 31, 2023 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2023	$—	$—	$—	$—
Charges	14	103	18	135
Cash payments	—	(13)	—	(13)
Foreign currency translation and other	—	1	—	1
Non-cash charges	—	(5)	(18)	(23)
Liability balance as of December 31, 2023	$14	$86	$—	$100
Total costs incurred from inception to date	$14	$103	$18	$135
5.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years Ended December 31
	2023	2022	2021
Foreign currency remeasurement	$(99)	$(14)	$26
Pension and other postretirement (1)	(98)	(179)	21
Gain from disposals of business	4	54	142
Equity earnings	5	10	8
Financial instruments and other	25	4	(45)
Total	$(163)	$(125)	$152
(1) Refer to Note 12 “Employee Benefits” for further information.
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2023	2022	2021
Balance at beginning of period	$76	$90	$98
Provision	13	8	26
Accounts written off, net of recoveries	(11)	(18)	(37)
Foreign currency translation and other	1	(4)	3
Balance at end of period	$79	$76	$90

Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2023	2022
Costs to fulfill contracts with customers (1)	$370	$355
Assets held for sale (2)	354	—
Prepaid expenses	100	109
Taxes receivable	35	74
Other	137	108
Total	$996	$646
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2023	2022
Software	$983	$861
Leasehold improvements	430	409
Computer equipment	294	269
Furniture, fixtures, and equipment	269	267
Construction in progress	130	109
Other	30	34
Fixed assets, gross	2,136	1,949
Less: Accumulated depreciation	1,498	1,391
Fixed assets, net	$638	$558
Depreciation expense, which includes software amortization, was $167 million, $151 million, and $179 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Other Non-current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2023	2022
Costs to obtain contracts with customers (1)	$195	$185
Taxes receivable	100	109
Investments	45	60
Leases (2)	26	43
Other	140	112
Total	$506	$509
(1)    Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2) Refer to Note 9 “Lease Commitments” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2023	2022
Taxes payable	$291	$193
Deferred revenue (1)	270	250
Leases (2)	182	186
Liabilities held for sale (3)	69	—
Other	1,066	718
Total	$1,878	$1,347
(1)$647 million and $653 million was recognized in the Consolidated Statements of Income during the years ended December 31, 2023 and December 31, 2022, respectively.
(2)Refer to Note 9 “Lease Commitments” for further information.
(3)Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information
Other Non-current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2023	2022
Taxes payable (1)	$827	$795
Compensation and benefits payable	59	69
Deferred revenue	33	37
Leases (2)	10	28
Other	145	95
Total	$1,074	$1,024
(1)Includes $72 million and $129 million for the non-current portion of the transition tax as of December 31, 2023 and December 31, 2022, respectively. Refer to Note 10 “Income Taxes” for further information on the transition tax.
(2)Refer to Note 9 “Lease Commitments” for further information.
6.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed three acquisitions during the year ended December 31, 2023 and five acquisitions during the year ended December 31, 2022. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Year Ended December 31, 2023
Consideration transferred
Cash	$38
Deferred and contingent consideration	12
Aggregate consideration transferred	$50

Assets acquired
Goodwill	$23
Intangible assets	25
Other assets (1)	14
Total assets acquired	62
Liabilities assumed
Total liabilities assumed	12
Net assets acquired	$50
(1)     Includes Cash and cash equivalents of $5 million and an insignificant amount of funds held on behalf of clients.

Intangible assets acquired include customer-related and contract-based assets. The intangible assets acquired as part of business acquisitions in 2023 had a weighted average useful economic life of 8 years. Acquisition-related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2023 were insignificant. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2023 was approximately $4 million.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2023 Acquisitions
On November 30, 2023, the Company completed the acquisition of 100% of the share capital of Gi&Bi S.r.l., an Italy-based insurance broker specialized in the agricultural business segment.
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
Completed Dispositions
The Company completed two dispositions during the year ended December 31, 2023. The Company completed three dispositions during the year ended December 31, 2022 and six disposition during the year ended December 31, 2021.
The pretax gains recognized related to dispositions were $4 million, $54 million, and $142 million for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Gains recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income. There were no pretax losses recognized in the Consolidated Statements of Income related to dispositions for the year ended December 31, 2023 and there were insignificant pretax losses recognized for the years ended December 31, 2022, and December 31, 2021, respectively.
Assets and Liabilities Held for Sale
As of December 31, 2023, Aon classified certain assets and liabilities as held for sale, as the Company has committed to a plan to sell the assets and liabilities within one year. Total assets and liabilities for disposal groups classified as held for sale within Other current assets and Other current liabilities in the Consolidated Statements of Financial Position were $354 million and $69 million, respectively.
Other Significant Activity
On December 19, 2023, Aon entered into a definitive agreement with NFP and the NFP seller, where Aon will acquire NFP for an aggregate purchase price of approximately $7 billion in cash and approximately 20,000,000 class A ordinary shares, nominal value of $0.01, in capital of Aon. The Company expects to fund the cash portion of the consideration with approximately $7 billion of new debt, with $5 billion raised in advance of the closing date and $2 billion raised at close of the Transaction. The Transaction is expected to be completed by mid-2024, subject to satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including applicable regulatory approval.

Subsequent Events
On May 1, 2017, the Company completed the sale of the benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P (the “Buyer”) and certain designated purchases that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. In the first quarter of 2024, the Company earned $70 million of deferred consideration from the Buyer and the other designated purchasers. No additional significant deferred consideration is expected to be received in any future periods.

7.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2023 and 2022, respectively, are as follows (in millions):

Balance as of January 1, 2022	$8,434
Goodwill related to current year acquisitions	87
Goodwill related to current year disposals	(11)
Foreign currency translation and other	(218)
Balance as of December 31, 2022	$8,292
Goodwill related to current year acquisitions	23
Goodwill related to current year disposals	(1)
Foreign currency translation and other	100
Balance as of December 31, 2023	$8,414
Other intangible assets by asset class are as follows (in millions):

	2023			2022
As of December 31	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based (1)	$1,873	$1,686	$187	$2,207	$1,833	$374
Technology and other intangibles	371	324	47	450	377	73
Total	$2,244	$2,010	$234	$2,657	$2,210	$447
(1)As of December 31, 2023, the Company classified $158 million of Intangible assets, net, as Assets held for sale within Other current assets. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for further information.
Amortization and impairment of intangible asset charges from finite lived intangible assets were $89 million, $113 million, and $147 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2023 is as follows (in millions):

Estimated Future Amortization
For the years ended
2024	$65
2025	54
2026	35
2027	23
2028	17
Thereafter	40
Total	$234

8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2023	2022
Commercial paper	$597	$592
4.00% Senior Notes due November 2023	—	350
3.50% Senior Notes due June 2024	600	599
3.875% Senior Notes due December 2025	749	748
2.875% Senior Notes due May 2026 (EUR 500M)	550	530
8.205% Junior Subordinated Notes due January 2027	521	521
2.85% Senior Notes due May 2027	597	596
4.50% Senior Notes due December 2028	348	348
3.75% Senior Notes due May 2029	746	746
2.80% Senior Notes due May 2030	995	994
2.05% Senior Notes due August 2031	397	396
2.60% Senior Notes due December 2031	497	496
5.00% Senior Notes due September 2032	496	495
5.35% Senior Notes due February 2033	744	—
6.25% Senior Notes due September 2040	297	297
4.25% Senior Notes due December 2042	204	203
4.45% Senior Notes due May 2043	247	247
4.60% Senior Notes due June 2044	545	545
4.75% Senior Notes due May 2045	594	594
2.90% Senior Notes due August 2051	592	591
3.90% Senior Notes due February 2052	878	877
Other	5	5
Total debt	11,199	10,770
Less: Short-term debt and current portion of long-term debt	1,204	945
Total long-term debt	$9,995	$9,825
Notes
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
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
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation. Each of the notes co-issued by Aon Corporation and Aon Global Holdings plc is fully and unconditionally guaranteed by Aon plc, Aon

North America, Inc., and Aon Global Limited. All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2023.
Repayments of total debt as of December 31, 2023 are as follows (in millions):

2024	$1,204
2025	750
2026	552
2027	1,121
2028	350
Thereafter	7,356
Total Repayments	11,333
Unamortized discounts, premiums, and debt issuance costs	(134)
Total Debt	$11,199
Revolving Credit Facilities
As of December 31, 2023, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2023, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2023.
Subsequent Events
On February 16, 2024, the Company entered into a credit agreement in which lenders committed to provide a $2.0 billion unsecured term loan facility to Aon North America, Inc. Proceeds will be used to fund, in part, the acquisition of NFP, including the repayment of certain debt of NFP and portions of the related fees and expenses. The borrowings must be made in a single drawing on the closing date of the acquisition. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for additional information.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). On December 7, 2023, the Company entered into an agreement increasing the aggregate capacity under the U.S. Program by $250 million. Accordingly, commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($690 million at December 31, 2023 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at December 31, 2023. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2023	2022
Commercial paper outstanding	$597	$592

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2023	2022
Weighted average commercial paper outstanding	$471	$499
Weighted average interest rate of commercial paper outstanding	4.93%	1.42%
9.    Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statements of Financial Position are as follows (in millions):

As of December 31		2023	2022
Assets
Operating lease assets	Operating lease right-of-use assets	$650	$699
Finance lease assets	Other non-current assets	26	43
Total lease assets		$676	$742

Liabilities
Current lease liabilities
Operating	Other current liabilities	$159	$163
Finance	Other current liabilities	23	23
Non-current lease liabilities
Operating	Non-current operating lease liabilities	641	693
Finance	Other non-current liabilities	10	28
Total lease liabilities		$833	$907
The components of lease costs are as follows (in millions):

	Years Ended December 31
	2023	2022
Operating lease cost	$183	$204
Finance lease costs
Amortization of leased assets	19	28
Interest on lease liabilities	—	1
Variable lease cost	44	38
Short-term lease cost (1)	8	11
Sublease income	(13)	(29)
Net lease cost	$241	$253
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.
Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2023	2022
Weighted average remaining lease term (years)
Operating leases	6.3	6.7
Finance leases	1.5	2.5
Weighted average discount rate
Operating leases	3.6%	3.1%
Finance leases	1.0%	1.0%

Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$206	$231
Financing cash flows for finance leases	$19	$14
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$112	$110
Operating lease ROU asset expense (1)	$141	$162
Changes in Non-current operating lease liabilities (1)	$(52)	$(79)
(1)The Company has presented non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities within Other assets and liabilities in Cash flows from operations within the Consolidated Statements of Cash Flows.
Maturity analysis of operating and finance leases as of December 31, 2023 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2024	$177	$23	$200
2025	162	10	172
2026	140	—	140
2027	122	—	122
2028	98	—	98
Thereafter	190	—	190
Total undiscounted future minimum lease payments	889	33	922
Less: Imputed interest	(89)	—	(89)
Present value of lease liabilities	$800	$33	$833

10.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

	Years Ended December 31
	2023	2022	2021
Income (loss) before income taxes:
Ireland	$31	$85	$15
U.K.	338	502	549
U.S.	219	161	(818)
Other	2,581	2,408	2,185
Total	$3,169	$3,156	$1,931
Income tax expense:
Current:
Ireland	$4	$2	$2
U.K.	185	206	50
U.S. federal	240	195	197
U.S. state and local	74	43	72
Other	411	316	291
Total current tax expense	$914	$762	$612
Deferred tax expense (benefit):
Ireland	$—	$—	$(1)
U.K.	(116)	(152)	131
U.S. federal	(126)	(69)	(83)
U.S. state and local	(39)	(21)	(30)
Other	(92)	(10)	(6)
Total deferred tax expense (benefit)	$(373)	$(252)	$11
Total income tax expense	$541	$510	$623
Income before income taxes shown above may, in some cases, be subject to taxation in more than one country, and as a result the income tax provision shown above as Ireland, U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The reconciliation of the income tax provisions based on the Irish statutory corporate tax rate of 25% to the provisions reflected in the Consolidated Financial Statements is as follows:

	Years Ended December 31
	2023	2022	2021
Statutory tax rate	25.0%	25.0%	25.0%
U.S. state income taxes, net of U.S. federal benefit	0.6	0.4	1.5
Taxes on international operations (1)	(11.2)	(11.6)	(15.4)
Nondeductible expenses	3.2	2.4	3.3
Adjustments to prior year tax requirements	0.5	(7.0)	(0.2)
Deferred tax adjustments, including statutory rate changes	(0.3)	(0.5)	3.2
Deferred tax adjustments, international earnings	0.7	0.2	1.8
Adjustments to valuation allowances	(2.5)	1.9	(0.2)
Change in uncertain tax positions	2.6	8.6	2.1
Excess tax benefits related to shared based compensation (2)	(1.6)	(1.5)	(2.4)
Capital and other losses	—	(1.4)	—
Non-deductible transaction costs	—	—	1.1
Non-deductible termination fee	—	—	12.9
Other — net	0.1	(0.3)	(0.4)
Effective tax rate	17.1%	16.2%	32.3%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0%, 25.0% and 25.0% at December 31, 2023, 2022, and 2021, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.
The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2023	2022
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$1,049	$952
Employee benefit plans	337	297
Lease liabilities	164	178
Other accrued expenses	155	100
Federal and state benefit of interest from uncertain tax positions	75	57
Accrued interest	52	—
Deferred revenue	25	26
Investment basis differences	49	30
Other (1)	40	39
Total	1,946	1,679
Valuation allowance on deferred tax assets	(197)	(275)
Total	$1,749	$1,404
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(254)	$(258)
Deferred costs	(149)	(147)
Lease right-of-use asset	(135)	(151)
Unremitted earnings	(44)	(38)
Other accrued expenses	(20)	(20)
Unrealized foreign exchange gains	(18)	(23)
Other	(49)	(42)
Total	$(669)	$(679)
Net deferred tax asset	$1,080	$725
(1)$1 million of Lease and service guarantees reported for the year-ended Dec 31, 2022 have been reclassified into “Other”.
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2023	2022
Deferred tax assets — non-current	$1,195	$824
Deferred tax liabilities — non-current	(115)	(99)
Net deferred tax asset	$1,080	$725
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain tax credits, net operating loss carryforwards, and capital loss carryforwards. Valuation allowances decreased by $78 million as of December 31, 2023, when compared to December 31, 2022. The change is primarily attributable to a decrease in valuation allowances related to capital loss carryforwards that expired and certain net operating loss carryforwards.
The Company generally intends to limit distributions from foreign subsidiaries in excess of U.S. tax earnings and profits (except where distributions would be limited by available cash) and to limit repatriations from certain other jurisdictions that would otherwise generate a U.S. tax liability. As of December 31, 2023, the Company has accrued $44 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following carryforwards (in millions):

As of December 31	2023	2022
U.K.
Operating loss carryforwards	$1,033	$608
Capital loss carryforwards	$550	$533

U.S.
Federal operating loss carryforwards	$1	$1
Federal capital loss carryforwards	$—	$112
Federal interest carryforwards	$2,303	$2,269
Federal foreign tax credit carryforwards	$24	$20

State operating loss carryforwards	$493	$473
State capital loss carryforwards	$—	$123
State interest carryforwards	$1,209	$1,187

Other Non-U.S.
Operating loss carryforwards	$461	$490
Capital loss carryforwards	$7	$8
Interest carryforwards	$129	$26
Other carryforwards	$3	$5
The U.K. operating losses and capital losses have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2023 have various carryforward periods and will begin to expire in 2024. Federal and state interest carryforwards have indefinite carryforward periods. Foreign tax credits can be carried forward for ten years and will begin to expire in 2029. Operating, capital losses, and other carryforwards in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2024. The interest carryforwards in other non-U.S. jurisdictions have an indefinite carryforward period.
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
The benefit realized was approximately $93 million, $115 million, and $104 million during the years ended December 31, 2023, 2022, and 2021, respectively. The impact of this tax holiday on diluted earnings per share was $0.45, $0.54, and $0.46 during the years ended December 31, 2023, 2022, and 2021, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2023	2022
Balance at January 1	$601	$347
Additions based on tax positions related to the current year	40	35
Additions for tax positions of prior years	2	226
Reductions for tax positions of prior years	(3)	(1)
Settlements	—	(1)
Business combinations	—	—
Lapse of statute of limitations	(3)	(5)
Foreign currency translation	—	—
Balance at December 31	$637	$601
The Company’s liability for uncertain tax positions as of December 31, 2023, 2022, and 2021, includes $570 million, $535 million, and $295 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the next twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $62 million, $40 million, and $22 million in 2023, 2022, and 2021, respectively. The Company recorded a liability for interest and penalties of $244 million, $181 million, and $142 million as of December 31, 2023, 2022, and 2021, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2015. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
11.    Shareholders’ Equity (Deficit)
Distributable Profits
The Company is required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., accumulated deficit). As of December 31, 2023 and 2022, the Company had distributable profits in excess of $27.5 billion and $29.0 billion, respectively. We believe that we have the ability to create sufficient distributable profits for the foreseeable future.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2023	2022
Shares repurchased	8.4	11.1
Average price per share	$321.52	$289.76
Repurchase costs recorded to Accumulated deficit	$2,700	$3,203
At December 31, 2023, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $3.3 billion. Under the Repurchase Program, the Company has repurchased a total of 169.1 million shares for an aggregate cost of approximately $24.2 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Years Ended December 31
	2023	2022	2021
Basic weighted average ordinary shares outstanding	203.5	211.7	224.7
Dilutive effect of potentially issuable shares	1.5	1.5	1.4
Diluted weighted average ordinary shares outstanding	205.0	213.2	226.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares excluded from the calculation in 2023, 0.8 million shares excluded in 2022, and 0.3 million shares excluded in 2021.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2020	$1	$(1,045)	$(2,817)	$(3,861)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	—	(290)	227	(63)
Tax benefit	—	2	(58)	(56)
Other comprehensive income (loss) before reclassifications, net	—	(288)	169	(119)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	2	—	142	144
Tax expense	(1)	—	(34)	(35)
Amounts reclassified from accumulated other comprehensive income, net	1	—	108	109
Net current period other comprehensive income (loss)	1	(288)	277	(10)
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(15)	(528)	(569)	(1,112)
Tax benefit (expense)	4	—	149	153
Other comprehensive income (loss) before reclassifications, net	(11)	(528)	(420)	(959)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	282	280
Tax expense	—	—	(73)	(73)
Amounts reclassified from accumulated other comprehensive income (loss), net	(2)	—	209	207
Net current period other comprehensive income (loss)	(13)	(528)	(211)	(752)
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	8	278	(212)	74
Tax benefit (expense)	(1)	(1)	54	52
Other comprehensive loss before reclassifications, net	7	277	(158)	126
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	8	—	159	167
Tax expense	(2)	—	(41)	(43)
Amounts reclassified from accumulated other comprehensive income, net	6	—	118	124
Net current period other comprehensive income (loss)	13	277	(40)	250
Balance at December 31, 2023	$2	$(1,584)	$(2,791)	$(4,373)
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

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

	Years Ended December 31
	2023	2022	2021
U.S.	$114	$108	$103
U.K.	52	47	46
Netherlands and Canada	33	33	35
Total	$199	$188	$184
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2023 and 2022, and a statement of the funded status as of December 31, 2023 and 2022, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 88% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2023	2022	2023	2022	2023	2022
Change in projected benefit obligation
At January 1	$2,946	$4,919	$2,180	$3,164	$1,094	$1,531
Service cost	—	1	—	—	—	—
Interest cost	147	83	103	73	41	19
Plan amendment	5	—	—	—	—	—
Settlements	—	—	3	(283)	(63)	—
Actuarial (gain) loss	143	(1,418)	51	(607)	63	(322)
Benefit payments	(173)	(195)	(138)	(167)	(44)	(45)
Foreign currency impact	165	(444)	—	—	38	(89)
As of December 31	$3,233	$2,946	$2,199	$2,180	$1,129	$1,094
Accumulated benefit obligation at end of year	$3,233	$2,946	$2,199	$2,180	$1,117	$1,079
Change in fair value of plan assets
At January 1	$3,537	$6,246	$1,481	$2,378	$1,032	$1,430
Actual return on plan assets	211	(1,961)	121	(484)	93	(284)
Employer contributions	4	7	32	37	14	15
Settlements	—	—	3	(283)	(63)	—
Benefit payments	(173)	(195)	(138)	(167)	(44)	(45)
Foreign currency impact	196	(559)	—	—	37	(83)
As of December 31	$3,775	$3,537	$1,499	$1,481	$1,069	$1,032
Market related value at end of year	$3,775	$3,537	$1,788	$1,794	$1,069	$1,032
Amount recognized in Statement of Financial Position as of December 31
Funded status	$542	$591	$(700)	$(699)	$(60)	$(62)
Unrecognized prior-service cost	39	35	—	—	(5)	(6)
Unrecognized loss	1,870	1,726	1,319	1,305	436	443
Net amount recognized	$2,451	$2,352	$619	$606	$371	$375
In 2023, the net actuarial losses increased the benefit obligation primarily due to the decrease in discount rates. During 2022, the benefit obligation decreased primarily as a result of increases in the discount rates. In 2022, the value of plan assets decreased as a result of negative asset returns, predominately in the U.K, and overall weaker exchange rates versus the U.S. Dollar compared to prior year. The U.K. pension assets are concentrated in fixed income and annuities which were disproportionately negatively impacted by the decreasing interest rate environment. The U.K. hedging strategy continues to perform as expected and the related pension plans remain over-funded.

In May 2023, to further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. The transaction settled $63 million of benefit obligations using $63 million of assets.

In November 2022, to further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. The transaction settled $280 million of benefit obligations using $280 million of assets.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Prepaid benefit cost (1)	$570	$612	$—	$—	$1	$—
Accrued benefit liability - current (2)	(1)	(1)	(42)	(42)	(4)	(5)
Accrued benefit liability - non-current (3)	(27)	(20)	(658)	(657)	(57)	(57)
Accumulated other comprehensive loss	1,909	1,761	1,319	1,305	431	437
Net amount recognized	$2,451	$2,352	$619	$606	$371	$375
(1)Included in Prepaid pension.
(2)Included in Other current liabilities.
(3)Included in Pension, other postretirement, and postemployment liabilities.
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2023 and 2022 consist of (in millions):

	U.K.		U.S.		Other
	2023	2022	2023	2022	2023	2022
Net loss	$1,870	$1,726	$1,319	$1,305	$436	$443
Prior service cost (income)	39	35	—	—	(5)	(6)
Total	$1,909	$1,761	$1,319	$1,305	$431	$437
In 2023, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.2 billion, an ABO of $2.2 billion, and plan assets with a fair value of $1.5 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $124 million, an ABO of $124 million and, plan assets with a fair value of $96 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.0 billion and plan assets with a fair value of $0.9 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $233 million and plan assets with a fair value of $178 million.
In 2022, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.2 billion, an ABO of $2.2 billion, and plan assets with a fair value of $1.5 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $114 million, an ABO of $114 million and, plan assets with a fair value of $93 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.1 billion and plan assets with a fair value of $1.0 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $220 million and plan assets with a fair value of $116 million.
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$—	$1	$1	$—	$—	$—	$—	$—	$—
Interest cost	147	83	65	103	73	57	41	19	12
Expected return on plan assets, net of administration expenses	(190)	(134)	(137)	(119)	(108)	(130)	(48)	(33)	(32)
Amortization of prior-service cost	2	2	2	—	—	—	—	—	—
Amortization of net actuarial loss	75	29	32	34	61	78	13	13	15
Net periodic benefit (income) cost	34	(19)	(37)	18	26	5	6	(1)	(5)
Settlement expense	—	—	5	—	170	—	27	—	—
Total net periodic benefit cost (income)	$34	$(19)	$(32)	$18	$196	$5	$33	$(1)	$(5)
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
In May 2023, to further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of an annuity. A non-cash settlement charge of approximately $27 million was recognized.
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
Transfer payments from certain U.K. pension plans exceeded the plan’s service and interest cost in 2021. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge for approximately £3 million in 2021 ($5 million using December 31, 2021 exchange rates).
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2023	2022	2023	2022	2023	2022
Discount rate	4.58%	4.89%	4.60 - 4.84%	4.82 - 5.03%	2.95 - 4.65%	3.23 - 5.19%
Rate of compensation increase	3.38 - 3.88%	3.59 - 4.09%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.33%	2.44%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate	4.95%	1.85%	1.20%	4.80 - 4.91%	1.67 - 2.25%	1.12 - 1.79%	3.35 - 5.15%	0.84 - 2.58%	0.28 - 2.00%
Expected return on plan assets, net of administration expenses	5.34%	2.34%	2.04%	6.82%	2.03 - 5.28%	2.65 - 6.56%	4.20 - 4.85%	1.80 - 3.15%	1.70 - 2.65%
Rate of compensation increase	3.59 - 4.09%	3.62 - 4.12%	3.22 - 3.72%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 6.82% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
No plan assets are expected to be returned to the Company during 2024.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 15 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.

The fair values of the Company’s U.S. pension plan assets at December 31, 2023 and December 31, 2022, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$35	$35	$—	$—
Equity investments:
Equity securities	74	74	—	—
Equity derivatives	—	—	—	—
Pooled funds (2)	341	—	—	—
Fixed income investments:
Corporate bonds	124	—	124	—
Government and agency bonds	272	232	40	—
Fixed Income Derivatives	2	—	2	—
Pooled funds (2)	373	—	—	—
Other investments:
Real estate (2) (3)	93	—	—	—
Alternative investments (2) (4)	185	—	—	—
Total	$1,499	$341	$166	$—

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$42	$42	$—	$—
Equity investments:
Equity securities	64	64	—	—
Equity derivatives	(6)	—	(6)	—
Pooled funds (2)	293	—	—	—
Fixed income investments:
Corporate bonds	192	—	192	—
Government and agency bonds	149	124	25	—
Pooled funds (2)	507	—	—	—
Other investments:
Real estate (2)(3)	113	—	—	—
Alternative investments (2) (4)	127	—	—	—
Total	$1,481	$230	$211	$—
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

The fair values of the Company’s major U.K. pension plan assets at December 31, 2023 and December 31, 2022, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$273	$273	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(255)	—	(255)	—
Government and agency bonds	1,570	1,570	—	—
Annuities	1,510	—	—	1,510
Pooled funds (2)	160	—	—	—
Other investments:
Real estate (2) (4)	92	—	—	—
Pooled funds (2) (5)	425	—	—	—
Total	$3,775	$1,843	$(255)	$1,510

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$336	$336	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(548)	—	(548)	—
Government and agency bonds	1,593	1,593	—	—
Annuities	1,403	—	—	1,403
Pooled funds (2)	139	—	—	—
Other investments:
Real estate (2) (4)	97	—	—	—
Pooled funds (2) (5)	517	—	—	—
Total	$3,537	$1,929	$(548)	$1,403
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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2023 and December 31, 2022 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2022	$2,305
Actual return on plan assets:
Relating to assets still held at December 31, 2022	(674)
Purchase, sales and settlements-net	—
Foreign exchange	(228)
Balance at December 31, 2022	1,403
Actual return on plan assets:
Relating to assets still held at December 31, 2023	30
Purchases, sales and settlements-net	—
Foreign exchange	77
Balance at December 31, 2023	$1,510
The fair values of the Company’s other major pension plan assets at December 31, 2023 and December 31, 2022, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$26	$26	$—	$—
Equity investments:
Equity securities	53	53	—	—
Pooled funds (2)	204	—	—	—
Fixed income investments:
Government and agency bonds	243	243	—	—
Derivatives	(3)	—	(3)	—
Pooled funds (2)	490	—	—	—
Other investments:
Alternative investments (2) (3)	47	—	—	—
Real estate (2) (4)	9	—	—	—
Total	$1,069	$322	$(3)	$—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$30	$30	$—	$—
Equity investments:
Equity securities	53	53	—	—
Pooled funds (2)	211	—	—	—
Fixed income investments:
Government and agency bonds	225	225	—	—
Derivatives	(3)	—	(3)
Pooled funds (2)	462	—	—	—
Other investments:
Alternative investments (2) (3)	42	—	—	—
Real estate (2) (4)	12	—	—	—
Total	$1,032	$308	$(3)	$—
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
Investment Policy and Strategy
The U.S. investment policy, as established by the RPGIC, seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2023, the weighted average targeted allocation for the U.S. plans was 28% for equity investments, 50% for fixed income investments, and 22% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2023, the weighted average targeted allocation for the U.K. and non-U.S. plans was 6% for equity investments, 89% for fixed income investments, and 5% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2024, the Company expects to contribute approximately $2 million, $53 million, and $13 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2023 (in millions):

	U.K.	U.S.	Other
2024	$165	$160	$47
2025	$169	$159	$48
2026	$174	$164	$50
2027	$179	$166	$51
2028	$184	$159	$52
2029 - 2033	$966	$756	$275

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated PBO, fair value of plan assets, funded status and net amount recognized as of December 31, 2023 and 2022 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2023	2022
Accumulated projected benefit obligation	$91	$83
Fair value of plan assets	15	14
Funded status	(76)	(69)
Unrecognized prior-service credit	—	(1)
Unrecognized (gain) loss	(16)	(19)
Net amount recognized	$(92)	$(89)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2023	2022	2021
Net periodic benefit cost recognized (millions)	$4	$3	$5
Weighted-average discount rate used to determine future benefit obligations	4.65 - 4.87%	4.94 -5.19%	2.52 -3.06%
Weighted-average discount rate used to determine net periodic benefit costs	4.92 - 5.17%	1.97 -2.69%	1.45 - 2.68%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2024 is $0.7 million net gain and $0.2 million of prior-service credit.
•To contribute $6 million to fund significant other postretirement benefit plans during 2024.
•Estimated future benefit payments will be approximately $6 million each year for 2024 through 2028, and $28 million in aggregate for 2029-2033.
13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

	Years Ended December 31
	2023	2022	2021
Restricted share units	$283	$251	$204
Performance share awards	143	134	189
Employee share purchase plans and other (1)	12	12	56
Total share-based compensation expense	438	397	449
Tax benefit	91	83	87
Share-based compensation expense, net of tax	$347	$314	$362
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2022	2,863	$238
Granted	1,128	$302
Vested	(1,124)	$221
Forfeited	(193)	$254
Non-vested balance at December 31, 2023	2,674	$271
(1)Represents per share weighted average fair value of award at date of grant.
The weighted-average grant date fair value of the Company's RSU awards granted during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $302, $279, and $253, respectively. The fair value of RSUs that vested during 2023, 2022, and 2021 was $248 million, $216 million, and $189 million, respectively.
Unamortized deferred compensation expense amounted to $477 million as of December 31, 2023, with a remaining weighted average amortization period of approximately 2.0 years.
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
The following table summarizes the status of the Company's PSAs at 100% of the targeted amount (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2022	1,136	$222
Granted	331	$298
Vested	(478)	$163
Forfeited	(12)	$285
Non-vested balance at December 31, 2023	977	$275
(1)Represents per share weighted average fair value of award at date of grant.

The per share weighted-average grant date fair value of the Company's PSA awards granted during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $298, $311, and $225, respectively. The payout of shares in 2023 with respect to the PSA awards granted in 2020 based on performance for the three-year performance period ended 2022 was, in aggregate, 956 thousand shares. The fair value of PSAs that vested during 2023, 2022, and 2021 was $156 million, $145 million, and $112 million, respectively.

Unamortized compensation expense, based on current performance levels, amounted to $112 million as of December 31, 2023, with a remaining weighted average amortization period of approximately 1.3 years.

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position
As of December 31	2023	2022	2023	2022	2023	2022
Foreign exchange contracts
Accounted for as hedges	$1,724	$618	$34	$12	$2	$2
Not accounted for as hedges (3)	382	312	2	—	1	1
Total	$2,106	$930	$36	$12	$3	$3
(1)Included within Other current assets ($17 million in 2023 and $3 million in 2022) or Other non-current assets ($19 million in 2023 and $9 million in 2022).
(2)Included within Other current liabilities ($3 million in 2023 and $2 million in 2022) or Other non-current liabilities ($1 million in 2022).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2023	2022	2021
(Loss) gain recognized in Accumulated other comprehensive loss	$8	$(15)	$—
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2023	2022	2021
Total revenue	$(8)	$2	$(3)
Compensation and benefits	—	—	1
Total	$(8)	$2	$(2)
The Company estimates that approximately $4 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a gain of $37 million in 2023, a gain of $11 million in 2022, and a loss of $24 million in 2021 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,204	$3,204	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$49	$—	$49	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$16	$—	$16	$—

		Fair Value Measurements Using
	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,323	$3,323	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$19	$—	$19	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$9	$—	$9	$—
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2023 or 2022. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2023, 2022, or 2021.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2023		2022
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$600	$595	$350	$347
Long-term debt	$9,995	$9,223	$9,825	$8,745
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($36.9 million at December 31, 2023 exchange rates). In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. While Aon has settled and/or is in discussions to settle certain claims, Aon believes that it has meritorious defenses and intends to vigorously defend itself against those claims that are not settled. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. Aon may also seek recourse against third parties where appropriate, including in connection with bankruptcy proceedings filed by Vesttoo in the Bankruptcy Court for the U.S. District of Delaware. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Consolidated Financial Statements, and are recorded at fair value.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $86 million at December 31, 2023, and $74 million at December 31, 2022. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian non-qualified pension plan schemes and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $194 million at December 31, 2023 compared to $173 million at December 31, 2022.

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
Consolidated long-lived assets, net by geographic area are as follows (in millions):

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2023	$1,314	$492	$124	$159	$7	$297	$235
2022	$1,300	$519	$120	$155	$9	$279	$218

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2023. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2023 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report included herein titled “Report of Independent Registered Public Accounting Firm-Opinion on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc
Opinion on Internal Control over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

Chicago, Illinois
February 16, 2024

Item 9B.    Other Information
The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:
Disclosure Pursuant to Item 1.01 of Form 8-K: Entry into a Material Definitive Agreement.
On February 16, 2024, Aon plc (“Parent”), Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc. entered into a Credit Agreement (the “Term Loan Agreement”) with Citibank, N.A. (“Citibank”), as administrative agent, the lenders party thereto (collectively, the “Term Lenders”), HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc. as syndication agents, and Citibank, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, pursuant to which, subject to the conditions set forth in the Term Loan Agreement, the Term Lenders committed to provide a $2,000,000,000 unsecured term loan facility (the “Term Loan Facility”) to Aon North America, Inc., as borrower. The proceeds of the Term Loan Facility will be used to fund, in part, the previously announced acquisition (the “Acquisition”) of NFP, by the Acquirer, to fund, in part, the repayment of certain debt of the Target and to pay all or a portion of the related fees and expenses.
The borrowings under the Term Loan Agreement must be made in a single drawing on the closing date of the Acquisition. Borrowings will bear interest, at the borrower’s option, at an adjusted term SOFR rate or an alternate base rate, in each case, plus an applicable margin based on the public debt rating of Parent’s long-term senior unsecured debt. In addition, Aon North America, Inc. will pay a commitment fee on the undrawn commitments under the Term Loan Facility during the period from and including May 16, 2024, to but excluding the date on which the commitments under the Term Loan Facility terminate.
The Term Loan Facility will mature on the date that is three years after the closing and funding of the Term Loan Facility and contains financial maintenance covenants with respect to the ratio of consolidated adjusted EBITDA to consolidated interest expense (which may not be less than 4.00 to 1.00) and the ratio of consolidated funded debt to consolidated adjusted EBITDA (which initially may not be more than 4.00 to 1.00, with periodic step-downs to 3.75 to 1.00 and 3.25 to 1.00), subject to certain exceptions, as well as other customary covenants, undertakings and events of default.
Parent and its subsidiaries have other commercial relationships with the Term Lenders, lead arrangers and syndication agents or their affiliates. In addition, Parent and certain of its affiliates have performed, and may perform, various insurance brokerage and consulting services for the Term Lenders, lead arrangers and syndication agents or their affiliates.
The foregoing summary is qualified in its entirety by reference to the Term Loan Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by reference.
Also on February 16, 2024, Aon Corporation, in its capacity as Borrower Representative under each of the Revolving Credit Agreements (as defined below), entered into (i) Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement dated as of October 19, 2023 (as amended, supplemented or otherwise modified from time to time, the “2023 Revolving Credit Agreement”), by and among Parent, Aon Global Limited, Aon Global Holdings plc, Aon Corporation, Aon North America, Inc., Citibank, as administrative agent, and the lenders party thereto from time to time and (ii) Amendment No. 3 (“Amendment No. 3” and, together with Amendment No. 1, the “Amendments”) to the Credit Agreement dated September 28, 2021 (as amended, supplemented or otherwise modified from time to time, the “2021 Revolving Credit Agreement” and, together with the 2023 Revolving Credit Agreement, the “Revolving Credit Agreements”), by and among Parent, Aon Global Limited, Aon Global Holdings plc, Aon Corporation, Aon North America, Inc., Aon UK Limited, Citibank, as administrative agent, and the lenders party thereto from time to time.
The Amendments amend the Revolving Credit Agreements to, among other things, (i) make certain amendments with respect to the financial maintenance covenant with respect to the calculation of the ratio of consolidated funded debt to consolidated adjusted EBITDA, including to (a) permit the netting of unrestricted cash against debt in connection with the calculation thereof for periods ending prior to the closing of the Acquisition and (b) increase the applicable ratio thereunder for the first six fiscal quarters following the closing of the Acquisition to conform to those applicable under the Term Loan Agreement and (ii) make certain other conforming changes to align with the terms of the Term Loan Agreement.
Parent and its subsidiaries have other commercial relationships with the lenders, lead arrangers and bookrunners and the syndication agent under the Revolving Credit Agreements and their respective affiliates. In addition, Parent and certain of its affiliates have performed, and may perform, various insurance brokerage and consulting services for the lenders, lead arrangers and bookrunners and the syndication agent under the Revolving Credit Agreements and/or their respective affiliates.
The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of each Amendment, copies of which are filed herewith as Exhibit 10.3 and Exhibit 10.4 and incorporated herein by reference.

Disclosure Pursuant to Item 2.03 of Form 8-K: Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information set forth above in Disclosure Pursuant to Item 1.01 of Form 8-K regarding the entry into the Term Loan Agreement is incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevents Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2024 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Director Nominee Bios” and “Corporate Governance” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2023 and 2022
Consolidated Statements of Income — Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows — Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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

(a)(3). List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1*
Agreement and Plan of Merger, by and among Aon plc, Randolph Acquisition Corp., Randolph Merger Sub LLC, NFP Intermediate Holdings A Corp. and NFP Parent Co, LLC, dated as of December 19, 2023 — incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8 K filed December 20, 2023.

Articles of Association.

3.1*	Memorandum and Articles of Association of Aon plc incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8 K filed June 4, 2021.

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

4.25*
Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended – incorporated by reference to Exhibit 4.25 to Aon’s Annual Report on Form 10-K filed February 17, 2023.

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

4.36*
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, AGL, AGH and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, AGL and the Trustee) (included in Exhibit 4.6 to the Current Report on Form 8 K12B filed by Aon on April 1, 2020) — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.37*
Fifth Indenture Supplement, dated as of February 28, 2023, among Aon Corporation, AGH, the Guarantors and the Trustee — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.38*
Form of 5.350% Senior Notes due 2033 (included in Exhibit 4.2 to the Current Report on Form 8 K filed by Aon on February 28, 2023) — incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.39*
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.14 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.40*
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.16 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.41*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.18 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.42*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.20 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.43*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.22 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.44*
Sixth Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.29 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

Material Contracts.

10.1*
$1,000,000,000 Credit Agreement, dated September 28, 2021, among Aon plc, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited with Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citibank, N.A., HSBC Securities (USA) and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on September 30, 2021.

10.2
Term Loan Credit Agreement, dated as of February 16, 2024, by and among, Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc. as syndication agents, and the lenders party thereto.

10.3
Amendment No. 1 to the Credit Agreement, dated as of February 16, 2024, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto.

10.4
Amendment No. 3 to the Credit Agreement, dated as of February 16, 2024, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto.

10.5
Amendment No. 1 to the Credit Agreement, dated as of May 3, 2023, by and among Citibank, N.A., as administrative agent, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited, and the lenders party thereto — incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on Form 10 Q filed July 28, 2023.

10.6*
Amendment No. 2 to the Credit Agreement, dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed October 24, 2023.

10.7*
Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023 — incorporated by reference to Exhibit 10.6 to Aon’s Quarterly Report on Form 10 Q filed July 28, 2023.

10.8*
$400,000,000 Five Year Credit Agreement, dated October 19, 2017 (the “2017 Credit Agreement”), among Aon plc, Aon Corporation, Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association, as syndication agent, and Citigroup Global Markets, Inc. and HSBC Securities (USA) Inc., as joint lead arrangers and joint bookrunners incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed October 20, 2017.

10.9*	Form of Notice of Extension of the 2017 Credit Agreement incorporated by reference to Exhibit 10.7 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2019.

10.10*
Lender Assumption Agreement, dated February 27, 2020, among Aon plc, Citibank, N.A. and the parties thereto, with respect to the 2017 Credit Agreement incorporated by reference to Exhibit 10.12 to Aon’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2020.

10.11*
Waiver and Amendment No. 1 to the 2017 Credit Agreement, dated April 1, 2020, among Aon plc, Aon Corporation, Citibank, N.A. and the lenders party thereto incorporated by reference to Exhibit 10.11 to Aon’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2020.

10.12*
Amendment No. 2 to the 2017 Credit Agreement, dated September 28, 2021, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed on September 30, 2021.

10.13*
Amendment No. 3 to the 2017 Credit Agreement, dated October 19, 2022, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global limited, Citibank, N.A., as administrative agent, and the lenders party thereto – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on October 21, 2022.

10.14*
Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023 — incorporated by reference to Exhibit 10.5 to Aon’s Quarterly Report on Form 10 Q filed July 28, 2023.

10.15*	Purchase Agreement, dated February 9, 2017, between Aon plc and Tempo Acquisition, LLC incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8 K filed February 10, 2017.

10.16*
Amendment No. 1 to Purchase Agreement, dated April 17, 2017, between Aon plc and Tempo Acquisition, LLC incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on 10 Q for the quarter ended March 31, 2017.

10.17*#	Deed of Assumption of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.18*#	Deed of Assumption of Aon Global Limited, dated April 2, 2012 - incorporated by reference to Exhibit 10.7 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.19*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated, effective January 1, 2010) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.20*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.21*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.22*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.24*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.25*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.26*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.27*#
First Amendment to the Aon plc 2011 Incentive Plan, effective September 13, 2021 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.28*#	Aon plc 2011 Incentive Plan (as amended and restated effective April 19, 2023) — incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.29*#
Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.20 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.30*#
Aon plc Senior Executive Combined Severance and Change in Control Plan (as amended and restated, effective June 21, 2019) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.31*#
First Amendment to the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan, effective September 30, 2021 - incorporated by reference to Exhibit 10.10 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.32*#
Aon plc Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.33*#	Form of Deed of Indemnity of Aon plc - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.34*#	Form of Deed of Indemnity for Directors of Aon Global Limited - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.35*#	Form of Deed of Indemnity for Gregory C. Case - incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.35*#	Form of Deed of Indemnity for Executive Officers of Aon plc incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8 K12B filed April 2, 2012.

10.36*#	Form of Service as a Non Executive Director Agreement incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended September 30, 2016.

10.37*#
Amended and Restated Employment Agreement, dated January 16, 2015, among Aon plc, Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed January 23, 2015.

10.38*#
Amendment to Employment Agreement, dated April 20, 2018, among Aon plc, Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed April 25, 2018.

10.39*#
Amendment to Employment Agreement, dated May 10, 2018, by and among Aon plc, Aon Corporation, and Gregory C. Case incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on May 15, 2018.

10.40*#
Amendment to Employment Agreement, dated July 26, 2021, among Aon plc, Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8 K filed on July 26, 2021.

10.41*#
Amended and Restated Change in Control Agreement, dated November 13, 2009, between Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed on November 17, 2009.

10.42*#
Amendment to the Amended and Restated Change in Control Agreement, dated April 27, 2016, between Aon plc and Gregory C. Case incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2016.

10.43*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2016.

10.44*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed on June 27, 2018.

10.45*#	Amendment to International Assignment Letter, dated June 25, 2019, with Gregory C. Case incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed on June 25, 2019.

10.46*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Greg C. Case incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed June 25, 2020.

10.47*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2021.

10.48*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Gregory C. Case – incorporated by reference to exhibit 10.2 to Aon’s Current Report on Form 8 K filed June 23, 2022.

10.49*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed June 22, 2023.

10.50*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on October 3, 2007.

10.51*#
Amendment effective as of March 27, 2012 to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on March 30, 2012.

10.52*#
Amendment to Employment Agreement, dated February 20, 2015, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on February 26, 2015.

10.53*#
Amendment to Employment Agreement, dated April 19, 2018, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on April 25, 2018.

10.54*#	Amendment to Employment Agreement, dated July 26, 2021, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K filed on July 26, 2021.

10.55*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2016

10.56*#
Amendment to International Assignment Letter, dated June 25, 2018, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 27, 2018.

10.57*#
Amendment to International Assignment Letter, dated June 25, 2019, between Aon Corporation and Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 25, 2019.

10.58*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 25, 2020.

10.59*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2021.

10.60*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Christa Davies – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 23, 2022.

10.61*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 22, 2023.

10.62*#	Letter Agreement, dated July 16, 2019, between Aon Corporation and Darren Zeidel incorporated by reference to Exhibit 10.50 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2021

10.63*#	Letter Agreement, dated October 22, 2019, between Aon Corporation and Lisa Stevens incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2021.

10.64*#	Letter Agreement, dated May 11, 2018, by and between Aon Corporation and Eric Andersen incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8 K filed on May 15, 2018.

10.65*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 incorporated by reference to the Annual Report on Form 10 K for the year ended December 31, 2016.

10.66*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016, incorporated by reference to the Annual Report on Form 10 K for the year ended December 31, 2016.

10.67*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2017.

10.68*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2019.

10.69*#
Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020 incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2020.

10.70*#
Fifth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective October 1, 2021 incorporated by reference to Exhibit 10.64 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2021.

10.71*#
Sixth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.72*#	Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021 incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2020.

10.73*#	Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2019.

10.74*#	Aon Supplemental Savings Plan, amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2016.

10.75*#	First Amendment to the Aon Supplemental Savings Plan, effective March 30, 2017, incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2017.

10.76*#	Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2019.

10.77*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2019.

10.78*#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020 incorporated by reference to Exhibit 10.68 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2020.

10.79*#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021 – incorporated by reference to Exhibit 10.69 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2020.

10.80*#	Sixth Amendment to the Aon Supplemental Savings Plan, effective October 1, 2021 incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2021.

10.81*#	Seventh Amendment to the Aon Supplemental Savings Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.71 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.82*#
Aon Corporation Excess Benefit Plan (as amended and restated, effective January 1, 2009) and the following amendments thereto: First Amendment, dated January 1, 2009, Second Amendment, dated December 16, 2009, Third Amendment, dated December 31, 2018, and Fourth Amendment, dated December 27, 2019 incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2019.

10.83*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8 K12B filed April 1, 2020.

10.84*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8 K12B filed April 1, 2020.

10.84*	Form of Irrevocable Director Undertaking incorporated by reference to Exhibit 10.1 to Aon’s Form 8 K filed March 10, 2020.

10.85*#
Form of Acknowledgment of Tax Equalization Process Letter Agreement with Non Employee Directors incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10 K for the year ended December 31, 2020.

10.86*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q filed April 28, 2023.

10.87*#	Employment Agreement, effective as of July 1, 2023, between Aon Corporation and Eric Andersen — incorporated by reference to Exhibit 10.7 to Aon’s Quarterly Report on Form 10 Q filed July 28, 2023.

10.88*#
Form of Performance Share Unit Agreement Under Aon plc 2011 Incentive Plan, as amended as restated — incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10 Q filed July 28, 2023.

10.89*
Credit Agreement dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed October 24, 2023.

Subsidiaries of the Registrant.

21.1	List of Subsidiaries of Aon.

Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

Policy Relating to Recovery of Erroneously Awarded Compensation

97.1	Aon plc Incentive Repayment Policy (For Section 16 Officers), effective as of October 2, 2023.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Calculation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 16, 2024
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2024
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 16, 2024
Lester B. Knight

/s/ JOSE ANTONIO ÁLVAREZ	Director	February 16, 2024
Jose Antonio Álvarez

/s/ JIN-YONG CAI	Director	February 16, 2024
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 16, 2024
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 16, 2024
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 16, 2024
Cheryl A. Francis

/s/ ADRIANA KARABOUTIS	Director	February 16, 2024
Adriana Karaboutis

/s/ RICHARD C. NOTEBAERT	Director	February 16, 2024
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 16, 2024
Gloria Santona

/s/ SARAH E. SMITH	Director	February 16, 2024
Sarah Smith

/s/ BYRON SPRUELL	Director	February 16, 2024
Byron Spruell

/s/ CAROLYN Y. WOO	Director	February 16, 2024
Carolyn Y. Woo

/s/ CHRISTA DAVIES	Chief Financial Officer (Principal Financial Officer)	February 16, 2024
Christa Davies

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 16, 2024
Michael Neller