Form 10-Q
period 2024-03-31
Aon plc
filed 2024-04-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of April 25, 2024: 217,430,759

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
•the effects of natural or man-made disasters, including the effects of health pandemics and the impacts of climate-related events;
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
•adverse effects on the market price of Aon’s securities and/or operating results for any reason, including, without limitation, because of a failure to realize the expected benefits of the acquisition of NFP (including anticipated revenue and growth synergies) in the expected timeframe, or at all;
•significant transaction and integration costs in connection with the acquisition of NFP or unknown or inestimable liabilities; and
•any potential adverse impact of the consummation of the acquisition of NFP on our relationships, including with suppliers, customers, employees, and regulators.
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
Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ESG	Environmental, Social, and Governance
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
LOC	Letter of Credit
M&A	Mergers and Acquisitions
OECD	Organisation for Economic Co-operation and Development
ROU	Right-of-Use
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2024	2023
Revenue
Total revenue	$4,070	$3,871
Expenses
Compensation and benefits	1,883	1,792
Information technology	124	139
Premises	71	75
Depreciation of fixed assets	44	38
Amortization and impairment of intangible assets	16	25
Other general expense	348	329
Accelerating Aon United Program expenses	119	—
Total operating expenses	2,605	2,398
Operating income	1,465	1,473
Interest income	28	5
Interest expense	(144)	(111)
Other income (expense)	75	(25)
Income before income taxes	1,424	1,342
Income tax expense	331	263
Net income	1,093	1,079
Less: Net income attributable to noncontrolling interests	22	29
Net income attributable to Aon shareholders	$1,071	$1,050

Basic net income per share attributable to Aon shareholders	$5.38	$5.09
Diluted net income per share attributable to Aon shareholders	$5.35	$5.07
Weighted average ordinary shares outstanding - basic	199.1	206.1
Weighted average ordinary shares outstanding - diluted	200.1	207.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2024	2023
Net income	$1,093	$1,079
Less: Net income attributable to noncontrolling interests	22	29
Net income attributable to Aon shareholders	1,071	1,050
Other comprehensive income, net of tax:
Change in fair value of financial instruments	75	3
Foreign currency translation adjustments	(132)	54
Postretirement benefit obligation	26	22
Total other comprehensive income (loss)	(31)	79
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(31)	79
Comprehensive income attributable to Aon shareholders	$1,040	$1,129
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$995	$778
Short-term investments	5,413	369
Receivables, net	4,035	3,254
Fiduciary assets	17,161	16,307
Other current assets	1,020	996
Total current assets	28,624	21,704
Goodwill	8,302	8,414
Intangible assets, net	217	234
Fixed assets, net	590	638
Operating lease right-of-use assets	628	650
Deferred tax assets	1,254	1,195
Prepaid pension	627	618
Other non-current assets	525	506
Total assets	$40,767	$33,959

Liabilities and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,925	$2,262
Short-term debt and current portion of long-term debt	606	1,204
Fiduciary liabilities	17,161	16,307
Other current liabilities	2,146	1,878
Total current liabilities	21,838	21,651
Long-term debt	15,916	9,995
Non-current operating lease liabilities	611	641
Deferred tax liabilities	129	115
Pension, other postretirement, and postemployment liabilities	1,198	1,225
Other non-current liabilities	1,103	1,074
Total liabilities	40,795	34,701

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2024 - 198.6; 2023 - 198.6)	2	2
Additional paid-in capital	6,969	6,944
Accumulated deficit	(2,700)	(3,399)
Accumulated other comprehensive loss	(4,404)	(4,373)
Total Aon shareholders' deficit	(133)	(826)
Noncontrolling interests	105	84
Total deficit	(28)	(742)
Total liabilities and equity (deficit)	$40,767	$33,959
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2024	198.6	$6,946	$(3,399)	$(4,373)	$84	$(742)
Net income	—	—	1,071	—	22	1,093
Shares issued - employee stock compensation plans	0.8	(104)	—	—	—	(104)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.615 per share)	—	—	(122)	—	—	(122)
Net change in fair value of financial instruments	—	—	—	75	—	75
Net foreign currency translation adjustments	—	—	—	(132)	—	(132)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2024	198.6	$6,971	$(2,700)	$(4,404)	$105	$(28)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2023	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
Net income	—	—	1,050	—	29	1,079
Shares issued - employee stock compensation plans	0.9	(131)	(1)	—	—	(132)
Shares repurchased	(1.8)	—	(550)	—	—	(550)
Share-based compensation expense	—	127	—	—	—	127
Dividends to shareholders ($0.56 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	54	—	54
Net postretirement benefit obligation	—	—	—	22	—	22
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2023	204.5	$6,862	$(2,388)	$(4,544)	$128	$58
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2024	2023
Cash flows from operating activities
Net income	$1,093	$1,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of fixed assets	44	38
Amortization and impairment of intangible assets	16	25
Share-based compensation expense	130	127
Deferred income taxes	(76)	(70)
Other, net	(82)	—
Change in assets and liabilities:
Receivables, net	(826)	(664)
Accounts payable and accrued liabilities	(343)	(443)
Accelerating Aon United Program liabilities	34	—
Current income taxes	163	126
Pension, other postretirement and postemployment liabilities	(12)	(9)
Other assets and liabilities	168	234
Cash provided by operating activities	309	443
Cash flows from investing activities
Proceeds from investments	118	13
Purchases of investments	(56)	(11)
Net sales (purchases) of short-term investments - non fiduciary	(5,046)	280
Acquisition of businesses, net of cash and funds held on behalf of clients	(4)	(2)
Sale of businesses, net of cash and funds held on behalf of clients	75	1
Capital expenditures	(48)	(76)
Cash provided by (used for) investing activities	(4,961)	205
Cash flows from financing activities
Share repurchase	(250)	(550)
Proceeds from issuance of shares	25	25
Cash paid for employee taxes on withholding shares	(130)	(157)
Commercial paper issuances, net of repayments	(591)	(173)
Issuance of debt	5,942	744
Increase in fiduciary liabilities, net of fiduciary receivables	394	636
Cash dividends to shareholders	(123)	(115)
Noncontrolling interests and other financing activities	(6)	(6)
Cash provided by financing activities	5,261	404
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(146)	58
Net increase in cash and cash equivalents and funds held on behalf of clients	463	1,110
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,722	7,076
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,185	$8,186
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$995	$1,119
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	73	—
Funds held on behalf of clients	7,117	7,067
Total cash and cash equivalents and funds held on behalf of clients	$8,185	$8,186
Supplemental disclosures:
Interest paid	$95	$79
Income taxes paid, net of refunds	$244	$206
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2024.
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
2. Accounting Principles and Practices
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued new accounting guidance, requiring new segment disclosures under ASC 280, Segment Reporting, including disclosure of significant segment expense categories and amounts that are regularly reported to the CODM and included in the segment’s profit or loss. Additionally, all disclosure requirements under ASC 280, including new requirements under this new guidance, will be required on an interim basis. The new guidance is effective for Aon for the year ended December 31, 2024 and interim periods thereafter, with early adoption permitted. An entity will apply the new guidance on a retrospective basis for all periods presented. The Company is currently evaluating the impact the guidance will have on the Notes to Consolidated Financial Statements.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued new accounting guidance under ASC 740, Income Taxes, which requires additional income tax disclosures on an annual basis, including disaggregation of information presented within the reconciliation of the expected tax to the reported tax by specific categories, with certain reconciling items 5% or greater broken out by nature and/or jurisdiction. The new guidance also requires disclosure of income taxes paid, net of refunds, broken out by federal, state/local, and foreign, including disclosure of individual jurisdictions when greater than 5% of total net income taxes paid. The new guidance is effective for Aon for the year ended December 31, 2025, with early adoption permitted. The Company is evaluating the period of adoption and transition approach, as well as the impact the disclosures will have on the Notes to Consolidated Financial Statements.

Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules will require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 greenhouse gas (“GHG”) emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company will be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules are effective for Aon for the year-ended December 31, 2025, with the exception of GHG emissions disclosures which are effective for Aon for the year-ended December 31, 2026. After the adoption of the final rules, the final rules became subject to several legal challenges, and on April 4, 2024 the SEC voluntarily stayed the final rules pending judicial review. The Company is currently evaluating the impact that the guidance will have on our disclosures and will monitor the judicial process for impacts on the disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2024	2023
Commercial Risk Solutions	$1,808	$1,778
Reinsurance Solutions	1,167	1,077
Health Solutions	733	671
Wealth Solutions	370	350
Eliminations	(8)	(5)
Total revenue	$4,070	$3,871
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$1,512	$1,495
Americas other than United States	323	301
United Kingdom	583	554
Ireland	33	30
Europe, Middle East, & Africa other than United Kingdom and Ireland	1,209	1,102
Asia Pacific	410	389
Total revenue	$4,070	$3,871

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$370	$355
Additions	380	362
Amortization	(478)	(462)
Impairment	—	—
Foreign currency translation and other	(3)	2
Balance at end of period	$269	$257
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$195	$185
Additions	14	10
Amortization	(13)	(12)
Impairment	—	—
Foreign currency translation and other	(2)	—
Balance at end of period	$194	$183

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program called the Accelerating Aon United Program (the “Program”) with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing the real estate footprint to align to its hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Condensed Consolidated Statements of Income and consists of the following cost activities:
•Technology and other – includes costs associated with actions taken to rationalize certain applications and to optimize technology across the Company. These costs may include contract termination fees and other non-capitalizable costs associated with Program initiatives, which include professional service fees.
•Workforce optimization – includes costs associated with headcount reduction and other separation-related costs.
•Asset impairments – includes non-cash costs associated with impairment of assets, as they are identified, including ROU lease assets, leasehold improvements, and other capitalized assets no longer providing economic benefit.
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. For the three months ended March 31, 2024, total Program costs incurred were $119 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are generally included in Accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Position.

The changes in the Company’s liabilities for the Program as of March 31, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2024	$14	$86	$—	$100
Charges	19	64	36	119
Cash payments	(12)	(25)	—	(37)
Foreign currency translation and other	—	(1)	—	(1)
Non-cash charges	(7)	(5)	(36)	(48)
Liability balance as of March 31, 2024	$14	$119	$—	$133
Total costs incurred from inception to date	$33	$167	$54	$254
5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At March 31, 2024, Cash and cash equivalents and Short-term investments were $6.4 billion compared to $1.1 billion at December 31, 2023, an increase of $5.3 billion primarily related to net proceeds from debt offerings to be used for general corporate purposes, including to fund the acquisition of NFP. Refer to Note 9 “Debt” for further information. Of the total balances, $112 million and $120 million were restricted as to their use at March 31, 2024 and December 31, 2023, respectively. Included within Short-term investments as of March 31, 2024 and December 31, 2023, were £55 million ($70 million at March 31, 2024 exchange rates) and £63 million ($80 million at December 31, 2023 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Foreign currency remeasurement	4	(19)
Equity earnings	2	3
Pension and other postretirement	(10)	(17)
Financial instruments and other (1)	79	8
Total	$75	$(25)
(1)For the period ended March 31, 2024, an $82 million gain was recognized related to deferred consideration from the affiliates of The Blackstone Group L.P and the other designated purchasers related to a divestiture completed in a prior year period, refer to Note 7, “Acquisitions and Dispositions of Businesses” for additional information.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$79	$76
Provision	5	7
Accounts written off, net of recoveries	(2)	—
Foreign currency translation and other	(1)	—
Balance at end of period	$81	$83
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2024	December 31, 2023
Assets held for sale (1)	$446	$354
Costs to fulfill contracts with customers (2)	269	370
Prepaid expenses	128	100
Taxes receivable	19	35
Other	158	137
Total	$1,020	$996
(1)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
(2)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2024	December 31, 2023
Costs to obtain contracts with customers (1)	$194	$195
Taxes receivable	98	100
Investments	80	45
Leases	21	26
Other	132	140
Total	$525	$506
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2024	December 31, 2023
Taxes payable	$397	$291
Deferred revenue (1)	360	270
Leases	179	182
Liabilities held for sale (2)	129	69
Other	1,081	1,066
Total	$2,146	$1,878
(1)During the three months ended March 31, 2024, revenue of $179 million was recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2023, revenue of $167 million was recognized in the Condensed Consolidated Statements of Income.
(2)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2024	December 31, 2023
Taxes payable (1)	$866	$827
Compensation and benefits	55	59
Deferred revenue	31	33
Leases	5	10
Other	146	145
Total	$1,103	$1,074
(1)Includes $72 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of March 31, 2024 and December 31, 2023.
7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed no acquisitions during the three months ended March 31, 2024 and no acquisitions during the three months ended March 31, 2023.
2023 Acquisitions
On November 30, 2023, the Company completed the acquisition of 100% of the share capital of Gi&Bi S.r.l., an Italy-based insurance broker specialized in the agricultural business segment.
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
Completed Dispositions
The Company completed one disposition during the three months ended March 31, 2024 and no dispositions during the three months ended March 31, 2023.
There were no pretax gains recognized related to dispositions for the three months ended March 31, 2024 or 2023, respectively. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. There were no losses recognized for the three months ended March 31, 2024 or 2023, respectively.
Assets and Liabilities Held for Sale
As of March 31, 2024, Aon classified certain assets and liabilities as held for sale, as the Company has committed to a plan to sell the assets and liabilities within one year. Total assets and liabilities, for disposal groups classified as held for sale within

Other current assets and Other current liabilities in the Condensed Consolidated Statements of Financial Position were $446 million and $129 million, respectively. Of the $446 million total assets classified as held for sale, $156 million relate to intangible assets.
Other Significant Activity
On May 1, 2017, the Company completed the sale of the benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchases that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. In the first quarter of 2024, the Company earned $82 million of deferred consideration from the Buyer and the other designated purchasers.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in millions):

Balance as of December 31, 2023	$8,414
Foreign currency translation and other	(112)
Balance as of March 31, 2024	$8,302
Other intangible assets by asset class are as follows (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$1,857	$1,683	$174	$1,873	$1,686	$187
Technology and other	367	324	43	371	324	47
Total	$2,224	$2,007	$217	$2,244	$2,010	$234
The estimated future amortization for finite-lived intangible assets as of March 31, 2024 is as follows (in millions):

Remainder of 2024	$52
2025	55
2026	34
2027	22
2028	17
2029	12
Thereafter	25
Total	$217
9. Debt
Notes
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which that was used, together with the proceeds of the delayed draw term loan available under the credit agreement entered into on February 16, 2024 described below, to pay a portion of the cash consideration in connection with the acquisition of NFP, to repay certain debt of NFP and to pay related fees and expenses.
On February 16, 2024, Aon North America, Inc. entered into a credit agreement in which lenders committed to provide a $2 billion delayed draw term loan, which was subsequently drawn on April 25, 2024. The Company intends to use proceeds, together with the proceeds of the notes issued on March 1, 2024 described above, to pay a portion of the cash consideration in connection with the NFP acquisition, to repay certain debt of NFP and to pay related fees and expenses.

In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
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
Revolving Credit Facilities
As of March 31, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities nor the delayed draw term loan as of March 31, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2024.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($677 million at March 31, 2024 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at March 31, 2024. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	March 31, 2024	December 31, 2023
Commercial paper outstanding	$—	$597
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023
Weighted average commercial paper outstanding	$381	$393
Weighted average interest rate of commercial paper outstanding	5.65%	3.38%
10. Income Taxes
The effective tax rate on Net income was 23.2% for the three months ended March 31, 2024. The effective tax rate on Net income was 19.6% for the three months ended March 31, 2023.
For the three months ended March 31, 2024, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of share-based payments offset by the unfavorable impact of discrete items.
For the three months ended March 31, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impacts of share-based payments.

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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Shares repurchased	0.8	1.8
Average price per share	$310.56	$305.31
Repurchase costs recorded to accumulated deficit	$250	$550
At March 31, 2024, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $3.1 billion. Under the Repurchase Program, the Company has repurchased a total of 169.9 million shares for an aggregate cost of approximately $24.4 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Basic weighted average ordinary shares outstanding	199.1	206.1
Dilutive effect of potentially issuable shares	1.0	1.0
Diluted weighted average ordinary shares outstanding	200.1	207.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.1 million shares excluded from the calculation for the three months ended March 31, 2024 and no shares excluded from the calculation for the three months ended March 31, 2023.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2023	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	72	(132)	—	(60)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	4	—	35	39
Tax expense	(1)	—	(9)	(10)
Amounts reclassified from accumulated other comprehensive income, net	3	—	26	29
Net current period other comprehensive income (loss)	75	(132)	26	(31)
Balance at March 31, 2024	$77	$(1,716)	$(2,765)	$(4,404)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	—	54	(1)	53
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	5	—	32	37
Tax expense	(2)	—	(9)	(11)
Amounts reclassified from accumulated other comprehensive income, net	3	—	23	26
Net current period other comprehensive income (loss)	3	54	22	79
Balance at March 31, 2023	$(8)	$(1,807)	$(2,729)	$(4,544)
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
12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	35	36	23	26	9	10
Expected return on plan assets, net of administration expenses	(47)	(46)	(33)	(30)	(13)	(12)
Amortization of prior-service cost	1	—	—	—	—	—
Amortization of net actuarial loss	20	18	7	9	3	3
Net periodic (benefit) cost	9	8	(3)	5	(1)	1
Loss on pension settlement	—	—	—	—	—	—
Total net periodic (benefit) cost	$9	$8	$(3)	$5	$(1)	$1
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $2 million, $53 million, and $13 million (at December 31, 2023 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2024. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2024	2023
Contributions to U.K. pension plans	$1	$1
Contributions to U.S. pension plans	14	16
Contributions to other major pension plans	2	6
Total contributions	$17	$23

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Foreign exchange contracts
Accounted for as hedges	$736	$1,724	$36	$34	$—	$2
Not accounted for as hedges (3)	459	382	1	2	—	1
Total	$1,195	$2,106	$37	$36	$—	$3
(1)Included within Other current assets ($19 million at March 31, 2024 and $17 million at December 31, 2023) or Other non-current assets ($18 million at March 31, 2024 and $19 million at December 31, 2023).
(2)Included within Other current liabilities ($3 million at December 31, 2023).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Gain recognized in Accumulated other comprehensive loss	$97	$—
The amounts of derivative losses reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Losses recognized in Total revenue	$(4)	$(5)
The Company estimates that approximately $2 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2024 and March 31, 2023, the Company recorded a loss of $3 million and gain of $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in millions):

		Fair Value Measurements Using
	Balance at March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$8,236	$8,236	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$58	$—	$58	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$22	$—	$22	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,204	$3,204	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$49	$—	$49	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$16	$—	$16	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2024 or 2023. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2024 or 2023 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$600	$598	$600	$595
Long-term debt	$15,916	$15,151	$9,995	$9,223
15. Claims, Lawsuits, and Other Contingencies
Legal
Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits, and proceedings that arise in the ordinary course of business, which frequently include E&O claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble, or extraordinary damages. While Aon maintains meaningful E&O insurance and other insurance programs to provide protection against certain losses that arise in such matters, Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some claims, including coverage from Aon’s self-insurance program. Accruals for these exposures, and related insurance receivables, when applicable, are included in the Condensed Consolidated Statements of Financial Position and have been recognized in Other general expense in the Condensed Consolidated Statements of Income to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Matters that are not probable and reasonably estimable are not accrued for in the financial statements.
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($37 million at March 31, 2024 exchange rates). In February 2024, the claim brought by representatives of 16 passengers in the High Court in England was dismissed pursuant to an agreement among the parties. In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. While Aon has settled and/or is in discussions to settle certain claims, Aon believes that it has meritorious defenses and intends to vigorously defend itself against those claims that are not settled. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. Aon may also seek recourse against third parties where appropriate, including in connection with bankruptcy proceedings filed by Vesttoo in the Bankruptcy Court for the U.S. District of Delaware. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $139 million at March 31, 2024, and $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $110 million at March 31, 2024 compared to $194 million at December 31, 2023.
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
17.    Subsequent Events
NFP Acquisition
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate preliminary purchase price totaling $9.1 billion, with approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion. The initial accounting for the acquisition is incomplete as of the date of this Form 10-Q, as the information necessary to complete such evaluations was not practicable due to the timing of acquisition closing. We have not yet determined the purchase price allocation, including the fair value of the acquisition. The preliminary accounting impact of this acquisition will be included in our Condensed Consolidated Financial Statements beginning in the second quarter of 2024.
Debt Activity
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement,

dated as of April 2, 2024. On April 26, 2024, the Offeror purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the Offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the Offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the Offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding.
Disposition of Business
On April 20, 2024, Aon signed a definitive agreement to sell Healthy Paws, its U.S.-based managing general agent specializing in pet insurance, to Chubb Limited. Assets and liabilities associated with this disposal group were classified as held for sale as of March 31, 2024. The disposition is expected to be completed in the second quarter of 2024.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2024 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our first quarter of 2024 financial results.
•Revenue increased $199 million, or 5%, to $4.1 billion compared to the prior year period reflecting organic revenue growth of 5%, a 1% favorable impact from fiduciary investment income and a 1% favorable impact from foreign currency translation, partially offset by a 2% unfavorable impact from acquisitions, divestitures and other items.
•Total operating expenses in the first quarter increased $207 million, or 9%, to $2.6 billion compared to the prior year period due primarily to Accelerating Aon United restructuring charges, an increase in expense associated with 5% organic revenue growth, investments in long-term growth, and a $22 million unfavorable impact from foreign currency translation, partially offset by $20 million of restructuring savings realized in the quarter.
•Operating margin decreased to 36.0% from 38.1% in the prior year period. The decrease was driven by an increase in operating expenses as listed above, partially offset by organic revenue growth of 5%.
•Due to the factors set forth above, net income increased $14 million, or 1%, to $1.1 billion compared to the prior year period.
•Diluted earnings per share was $5.35 compared to $5.07 per share for the prior year period.
•Cash flows provided by operating activities was $309 million for the first three months of 2024, a decrease of $134 million from the prior year period, primarily due to higher receivables, payments related to E&O, restructuring, higher cash taxes and transaction and integration costs, partially offset by strong operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2024:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 5% for the first quarter of 2024, driven by ongoing strong retention, net new business generation, and management of the renewal book.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 39.7% for the first quarter of 2024 compared to 38.7% in the prior year period. The increase in adjusted operating income reflects organic revenue growth, increased fiduciary investment income, and $20 million of restructuring savings realized in the quarter, partially offset by increased expenses and investments in long-term growth.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $5.66 per share for the first quarter of 2024, compared to $5.17 per share for the respective prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first three months of 2024 by $106 million from the prior year period, to $261 million, reflecting a decrease in cash flows from operations, partially offset by a $28 million decrease in capital expenditures.
ENVIRONMENTAL, SOCIAL, AND GOVERNANCE
For many companies, the management of ESG risks and opportunities has become increasingly important, and ESG-related challenges, such as extreme weather events, supply chain disruptions, cyber events, regulatory changes, ongoing public health impacts, and the increased focus on workforce resilience in various work environments, continue to create volatility and uncertainty for our clients. At Aon, helping clients manage risk - including ESG risk - is at the core of what we do. We offer a wide range of risk assessment, consulting, and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage ESG issues for clients, and to enable our clients to create more sustainable value. We see significant opportunity in enhancing our impact and delivering innovative client solutions on ESG matters.
ACQUISITION OF NFP
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate preliminary purchase price totaling $9.1 billion, with approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion.
REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
Total revenue	$4,070	$3,871
Expenses
Compensation and benefits	1,883	1,792
Information technology	124	139
Premises	71	75
Depreciation of fixed assets	44	38
Amortization and impairment of intangible assets	16	25
Other general expense	348	329
Accelerating Aon United Program expenses	119	—
Total operating expenses	2,605	2,398
Operating income	1,465	1,473
Interest income	28	5
Interest expense	(144)	(111)
Other income (expense)	75	(25)
Income before income taxes	1,424	1,342
Income tax expense	331	263
Net income	1,093	1,079
Less: Net income attributable to noncontrolling interests	22	29
Net income attributable to Aon shareholders	$1,071	$1,050
Diluted net income per share attributable to Aon shareholders	$5.35	$5.07
Weighted average ordinary shares outstanding - diluted	200.1	207.1
Revenue
Total revenue increased $199 million, or 5%, to $4.1 billion, compared to the prior year period, with organic revenue growth of 5%, driven by ongoing strong retention, net new business generation, and management of the renewal book, a 1% favorable impact from fiduciary investment income and a 1% favorable impact from foreign currency translation partially offset by a 2% unfavorable impact from acquisitions, divestitures and other items.
Commercial Risk Solutions revenue increased $30 million, or 2%, to $1.8 billion in the first quarter of 2024, compared to the first quarter of 2023. Organic revenue growth was 3% in the first quarter of 2024, reflecting growth across most major geographies driven by strong retention, management of the renewal book, and net new business generation. Growth in retail brokerage was highlighted by solid growth in EMEA and Asia and the Pacific, driven by continued strength in core P&C. Results in the U.S. were pressured, reflecting lower net new business and the ongoing impacts from external capital markets activity. Results also reflect growth in Affinity globally across both consumer and benefits solutions. On average globally, exposures and pricing were positive, resulting in modestly positive market impact.

Reinsurance Solutions revenue increased $90 million, or 8%, to $1.2 billion in the first quarter of 2024, compared to $1.1 billion in the first quarter of 2023. Organic revenue growth was 7% in the first quarter of 2024, reflecting strong growth in treaty, driven by strong retention and new business generation, as well as double-digit growth in the Strategy and Technology Group. Market impact was modestly positive on results in the quarter. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year, while the second half of the year is typically driven by facultative placements, capital markets activity and advisory work that is more transactional in nature.
Health Solutions revenue increased $62 million, or 9%, to $733 million in the first quarter of 2024, compared to $671 million in the first quarter of 2023. Organic revenue growth was 6% in the first quarter of 2024, reflecting strong growth globally in core health and benefits brokerage driven by new business generation and management of the renewal book. Strength in the core was highlighted by solid growth in all major geographies. Results also reflect strong growth in Consumer Benefit Solutions, partially offset by a decline in Talent driven by lower project-related revenue in advisory solutions.
Wealth Solutions revenue increased $20 million, or 6%, to $370 million in the first quarter of 2024, compared to $350 million in the first quarter of 2023. Organic revenue growth was 4% in the first quarter of 2024, reflecting strong growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. Investments declined modestly as strong advisory demand in North America was more than offset by a decline in project-related work in the U.K.
Compensation and Benefits
Compensation and benefits expense increased $91 million, or 5%, compared to the prior year period due primarily to an increase in expense associated with 5% organic revenue growth, and an $18 million unfavorable impact from foreign currency translation, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, decreased $15 million, or 11%, compared to the prior year period due primarily to elevated technology costs and investments in the prior year period, noting that spend may vary between quarters given timing of projects and investments within the year.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, decreased $4 million, or 5%, in the first quarter of 2024 compared to the prior year period, reflecting a reduction to our real estate footprint.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $6 million, or 16%, in the first quarter of 2024 compared to the prior year period due primarily to ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets decreased $9 million, or 36% in the first quarter of 2024 compared to the prior year period due primarily to ongoing portfolio management and a decrease associated with assets fully amortized in the prior year period.
Other General Expense
Other general expenses increased $19 million, or 6%, in the first quarter of 2024 compared to the prior year period primarily due to $15 million of transaction and integration costs associated with the acquisition of NFP.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $119 million for the three months ended March 31, 2024, relating to workforce optimization, asset impairments, and technology and other costs.

Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the first quarter of 2024, interest income increased $23 million to $28 million compared to the prior year period primarily reflecting interest earned on the investment of $5 billion of term debt proceeds which were used to fund the purchase of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $33 million to $144 million during the first quarter of 2024 compared to the prior year period, reflecting an overall increase in total debt, primarily due to the issuance of $5 billion of term debt to fund the purchase of NFP, and higher interest rates.
Other Income (Expense)
Other income (expense) for the first quarter of 2024 increased $100 million compared to the prior year period. Other income was $75 million for the first quarter of 2024, primarily related to deferred consideration from the 2017 sale of our outsourcing business. Other expense was $25 million for the first quarter of 2023 primarily reflecting the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies and non-cash net periodic pension cost.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the first quarter of 2024 was $1.4 billion, a 6% increase from $1.3 billion in the first quarter of 2023.
Income Taxes
The effective tax rate on Net income was 23.2% for the three months ended March 31, 2024. The effective tax rate on Net income was 19.6% for the three months ended March 31, 2023.
For the three months ended March 31, 2024, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of share-based payments offset by the unfavorable impact of discrete items.
For the three months ended March 31, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, primarily the favorable impact of share-based payments.
Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty, however, as to how Ireland’s Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is monitoring developments in this area and continues to evaluate the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2024.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2024 increased to $1.1 billion, or $5.35 per diluted share, from $1.1 billion, or $5.07 per diluted share, in the prior year period.
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

Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures (including held for sale disposal groups), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other Items	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,808	$1,778	2%	1%	1%	(3)%	3%
Reinsurance Solutions	1,167	1,077	8	—	1	—	7
Health Solutions	733	671	9	1	—	2	6
Wealth Solutions	370	350	6	2	—	—	4
Eliminations	(8)	(5)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,070	$3,871	5%	1%	1%	(2)%	5%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2024 and 2023, was $79 million and $52 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions, divestitures (including held for sale disposal groups), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2024	2023
Revenue	$4,070	$3,871

Operating income - as reported	$1,465	$1,473
Amortization and impairment of intangible assets	16	25
Accelerating Aon United Program expenses (1)	119	—
Transaction and integration costs (2)	15	—
Operating income - as adjusted	$1,615	$1,498

Operating margin - as reported	36.0%	38.1%
Operating margin - as adjusted	39.7%	38.7%
(1)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
(2)In the fourth quarter of 2023, Aon entered into a definitive agreement to acquire NFP, which closed on April 25, 2024. As part of the acquisition, Aon incurred $11 million of transaction costs in the three months ended March 31, 2024 including advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the acquisition. The NFP acquisition also will result in certain non-recurring integration costs associated with colleague severance, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $4 million of integration costs in the three months ended March 31, 2024.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,465	$150	$1,615
Interest income	28	—	28
Interest expense	(144)	—	(144)
Other income (expense) (1)	75	(82)	(7)
Income before income taxes	1,424	68	1,492
Income tax expense (2)	331	6	337
Net income	1,093	62	1,155
Less: Net income attributable to noncontrolling interests	22	—	22
Net income attributable to Aon shareholders	$1,071	$62	$1,133

Diluted net income per share attributable to Aon shareholders	$5.35	$0.31	$5.66
Weighted average ordinary shares outstanding - diluted	200.1	—	200.1
Effective tax rates (2)	23.2%		22.6%

	Three Months Ended March 31, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,473	$25	$1,498
Interest income	5	—	5
Interest expense	(111)	—	(111)
Other income (expense)	(25)	—	(25)
Income before income taxes	1,342	25	1,367
Income tax expense (2)	263	5	268
Net income	1,079	20	1,099
Less: Net income attributable to noncontrolling interests	29	—	29
Net income attributable to Aon shareholders	$1,050	$20	$1,070

Diluted net income per share attributable to Aon shareholders	$5.07	$0.10	$5.17
Weighted average ordinary shares outstanding - diluted	207.1	—	207.1
Effective tax rates (2)	19.6%		19.6%
(1)In the first quarter of 2024, the Company earned $82 million of deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to the 2017 sale of the benefits administration and business process outsourcing business.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with the anticipated sale of certain assets and liabilities classified as held for sale, certain legal settlements, Program expenses, deferred consideration from a prior year sale of business, and certain transaction and integration costs related to the acquisition of NFP, which are adjusted at the related jurisdictional rate.

Free Cash Flow
We use free cash flow, defined as cash flow provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Management believes the supplemental information related to free cash flow is helpful to investors when evaluating our operating performance and liquidity results. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported Cash provided by operating activities is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$309	$443
Capital expenditures	(48)	(76)
Free cash flow	$261	$367
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
Currency fluctuations had a favorable impact of $0.02 on net income per diluted share during the three months ended March 31, 2024 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.14 on net income per diluted share during the three months ended March 31, 2023 if 2022 results were translated at 2023 rates.
Currency fluctuations had a favorable impact of $0.02 on adjusted diluted earnings per share during the three months ended March 31, 2024 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.14 on adjusted diluted earnings per share during the three months ended March 31, 2023 if 2022 results were translated at 2023 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients comprised of cash and cash equivalents of $7.1 billion and $6.9 billion at March 31, 2024 and December 31, 2023, respectively, and fiduciary receivables of $10.0 billion and $9.4 billion at March 31, 2024 and December 31, 2023, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2024, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2024 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$995	$—	$4,294	$5,289
Money market funds	—	5,413	2,823	8,236
Cash, Short-term investments, and funds held on behalf of clients	995	5,413	7,117	13,525
Fiduciary receivables	—	—	10,044	10,044
Total	$995	$5,413	$17,161	$23,569
Cash and cash equivalents and funds held on behalf of clients, including $73 million of cash and cash equivalents and funds held on behalf of clients classified as held for sale, increased $463 million in 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$309	$443
Cash provided by (used for) investing activities	$(4,961)	$205
Cash provided by financing activities	$5,261	$404
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(146)	$58
Net increase in cash and cash equivalents and funds held on behalf of clients	$463	$1,110
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2024 decreased $134 million from the prior year period to $309 million. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $17 million for the three months ended March 31, 2024, as compared to $23 million for the three months ended March 31, 2023. For the remainder of 2024, we expect to contribute approximately $51 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Program with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program will include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Condensed Consolidated Statements of Income and consists of the following cost activities:

•Technology and other – includes costs associated with actions taken to rationalize certain applications and to optimize technology across the Company. These costs may include contract termination fees and other non-capitalizable costs associated with Program initiatives, which include professional service fees.
•Workforce optimization – includes costs associated with headcount reduction and other separation-related costs.
•Asset impairments – includes costs associated with impairment of assets, as they are identified, including ROU lease assets, leasehold improvements, and other capitalized assets no longer providing economic benefit.
The changes in the Company’s liabilities for the Program as of March 31, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2024	$14	$86	$—	$100
Charges	19	64	36	119
Cash payments	(12)	(25)	—	(37)
Foreign currency translation and other	—	(1)	—	(1)
Non-cash charges	(7)	(5)	(36)	(48)
Liability balance as of March 31, 2024	$14	$119	$—	$133
Total costs incurred from inception to date	$33	$167	$54	$254
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three months ended March 31, 2024, total Program costs incurred were $119 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. We estimate that expense savings resulting from Program actions taken in 2023 will begin to be realized in 2024, including $20 million of savings realized in the first three months of 2024 within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flow used for investing activities was $4,961 million during the three months ended March 31, 2024, a decrease of $5,166 million compared to $205 million of Cash flow provided by investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
As of March 31, 2024, short-term investments increased $5.0 billion to $5.4 billion compared to December 31, 2023. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2024, we completed no acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $4 million, which relates to acquisitions completed in 2023. During the first three months of 2023, we completed no acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $2 million, which relates to an acquisition completed in 2022.
During the first three months of 2024, we completed one disposition, which had an insignificant cash flow impact, however, we received $75 million of cash related to the deferred consideration earned in the first three months of 2024 for the 2017 sale of the benefits administration and business process outsourcing business. During the first three months of 2023, no businesses were sold, however, there was a $1 million impact, net of cash and funds held on behalf of clients, to the Condensed Consolidated Statements of Cash Flows related to dispositions completed in 2022.

Capital Expenditures
Our additions to fixed assets, including capitalized software, amounted to $48 million and $76 million for the three months ended March 31, 2024 and 2023, respectively, which primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flow provided by financing activities during the three months ended March 31, 2024 was $5.3 billion, an increase of $4,857 million compared to $404 million of Cash flow provided by financing activities in the prior year period. Generally, the primary drivers of cash flow used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as collection of or payments for deferred consideration in connection with prior year business acquisitions and divestitures. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2024	2023
Shares repurchased	0.8	1.8
Average price per share	$310.56	$305.31
Repurchase costs recorded to accumulated deficit	$250	$550
At March 31, 2024, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $3.1 billion. Under the Repurchase Program, the Company has repurchased a total of 169.9 million shares for an aggregate cost of approximately $24.4 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2024 was $16.5 billion, an increase of $5.3 billion compared to December 31, 2023. Further, commercial paper activity during the three months ended March 31, 2024 and 2023 is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Total issuances (1)	$948	$870
Total repayments	(1,539)	(1,043)
Net repayments	$(591)	$(173)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which that was used, together with the proceeds of the delayed draw term loan available under the credit agreement entered into on February 16, 2024 described below, to pay a portion of the cash consideration in connection with the acquisition of NFP, to repay certain debt of NFP and to pay related fees and expenses.
On February 16, 2024, Aon North America, Inc. entered into a credit agreement in which lenders committed to provide a $2 billion delayed draw term loan, which was subsequently drawn on April 25, 2024. The Company intends to use proceeds, together with the proceeds of the notes issued on March 1, 2024 described above, to pay a portion of the cash consideration in connection with the NFP acquisition, to repay certain debt of NFP and to pay related fees and expenses.
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.

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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of March 31, 2024 and December 31, 2023, we had distributable profits in excess of $27.1 billion and $27.5 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facilities
We expect cash generated by operations for 2024 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities nor the delayed draw term loan as of March 31, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2024.
Subsequent Events
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate preliminary purchase price totaling $9.1 billion, with approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. On April 26, 2024, the Offeror purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the Offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the Offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the Offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding.
On April 20, 2024, Aon signed a definitive agreement to sell Healthy Paws, its U.S.-based managing general agent specializing in pet insurance, to Chubb Limited. Assets and liabilities associated with this disposal group were classified as held for sale as of March 31, 2024. The disposition is expected to be completed in the second quarter of 2024.

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
Rating Agency Ratings
The major rating agencies’ ratings of our debt at April 26, 2024 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $139 million at March 31, 2024, compared to $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $110 million at March 31, 2024, compared to $194 million at December 31, 2023.
Guarantee of Registered Securities
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
Newly issued and outstanding debt securities by Aon North America, Inc. are guaranteed by Aon Global Limited, Aon plc, Aon Global Holdings plc, and Aon Corporation, and include the following (collectively, the “Aon North America, Inc. Notes”):

Aon North America, Inc. Notes
5.125% Senior Notes due March 2027
5.150% Senior Notes due March 2029
5.300% Senior Notes due March 2031
5.450% Senior Notes due March 2034
5.750% Senior Notes due March 2054
All guarantees of Aon Global Limited, Aon plc, Aon Global Holdings plc, and Aon Corporation of the Aon North America, Inc. Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon North America, Inc. There are no subsidiaries other than those listed above that guarantee the Aon North America, Inc. Notes.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2023 and for the period ended March 31, 2024.

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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2024
Revenue	$—
Operating loss	$(30)
Expense from non-guarantor subsidiaries before income taxes	$(37)
Net loss	$(160)
Net loss attributable to Aon shareholders	$(160)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2024	December 31, 2023
Receivables due from non-guarantor subsidiaries	$3,482	$1,431
Other current assets	5,309	230
Total current assets	$8,791	$1,661

Non-current receivables due from non-guarantor subsidiaries	$10,867	$10,873
Other non-current assets	1,293	1,228
Total non-current assets	$12,160	$12,101

Payables to non-guarantor subsidiaries	$5,660	$3,750
Other current liabilities	4,848	4,987
Total current liabilities	$10,508	$8,737

Non-current payables to non-guarantor subsidiaries	$10,912	$10,933
Other non-current liabilities	17,345	11,447
Total non-current liabilities	$28,257	$22,380
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes in our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, and Accelerating Aon United restructuring charges as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Accounting Principles and Practices” to our Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently announced Securities and Exchange Commission final rules and their impact or future potential impact on our financial results, if determinable.

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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” in the Notes to Consolidated Financial Statements as discussed in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2024, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2024 and 2025, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.02 impact during the three months ended March 31, 2024. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.02 impact during the three months ended March 31, 2024 if we were to translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of March 31, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. No changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/24 - 1/31/24	274,850	$298.78	274,850	$3,235,150,333
2/1/24 - 2/29/24	167,219	$306.03	167,219	$3,183,975,641
3/1/24 - 3/31/24	362,932	$321.57	362,932	$3,067,268,255
	805,001	$310.56	805,001	$3,067,268,255
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2024.
Item 3. Defaults Upon Senior Securities
Not Applicable.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On March 8, 2024, Darren Zeidel, Executive Vice President, General Counsel and Company Secretary of the Company, adopted a new Rule 10b5-1 trading plan. The plan’s maximum length is until December 31, 2024 and first trades will not occur until June 7, 2024, at the earliest. The plan is intended to permit Mr. Zeidel to sell 3,299 and 3,298 class A ordinary shares of Aon in two separate transactions.
The Company is reporting the following information in lieu of reporting on a Current Report on Form 8-K:
Disclosure Pursuant to Item 2.03 of Form 8-K: Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
On April 25, 2024, Aon North America, Inc. drew in full its $2 billion delayed draw term loan facility (the “Term Loan Facility”) pursuant to the Term Loan Credit Agreement dated as of February 16, 2024 (as amended, the “Term Loan Agreement”), among Aon North America, Inc., Aon, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, and the lenders party thereto. The proceeds of the Term Loan Facility were used to pay a portion of the cash consideration in connection with the NFP acquisition, to repay certain debt of NFP and to pay related fees and expenses.

The Term Loan Facility will mature on April 23, 2027, and includes customary representations, warranties and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly.
The foregoing summary is qualified in its entirety by reference to the Term Loan Agreement and Amendment No. 1 to the Term Loan Agreement, copies of which are filed herewith as Exhibit 10.4 and Exhibit 10.5, respectively, and incorporated herein by reference.
Item 6. Exhibits
Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

April 26, 2024	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, by and among Aon plc, Randolph Acquisition Corp., Randolph Merger Sub LLC, NFP Intermediate Holdings A. Corp and NFP Parent Co, LLC, dated as of December 19, 2023 (incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed with the SEC on December 20, 2023).

3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
4.1
Base Indenture, dated as of March 1, 2024, among Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).

4.2
First Indenture Supplement, dated as of March 1, 2024, among Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).

4.3	Form of 5.125% senior unsecured 2027 Note (and guarantees thereof) (Incorporated by reference to Exhibit 4.3 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).
4.4	Form of 5.150% senior unsecured 2029 Note (and guarantees thereof) (Incorporated by reference to Exhibit 4.4 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).
4.5	Form of 5.300% senior unsecured 2031 Note (and guarantees thereof) (Incorporated by reference to Exhibit 4.5 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).
4.6	Form of 5.450% senior unsecured 2034 Note (and guarantees thereof) (Incorporated by reference to Exhibit 4.6 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).
4.7	Form of 5.750% senior unsecured 2054 Note (and guarantees thereof) (Incorporated by reference to Exhibit 4.7 to Aon plc’s Current Report on Form 8-K filed with the SEC on March 1, 2024).
10.1#
Amendment to Employment Agreement, dated as of April 2, 2024, by and among Aon plc, Aon Corporation and Gregory C. Case (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

10.2#*	Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2024).
10.3#*	Form of Restricted Stock Unit Agreement
10.4
Term Loan Credit Agreement, dated as of February 16, 2024, by and among, Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc. as syndication agents, and the lenders party thereto. (Incorporated by reference to Exhibit 10.2 to Aon plc’s Annual Report on Form 10-K filed with the SEC on February 16, 2024).

10.5
Amendment No. 1 to the Term Loan Credit Agreement, dated as of February 16, 2024, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on April 19, 2024).

10.6
Amendment No. 1 to the Credit Agreement, dated as of October 19, 2023, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.3 to Aon plc’s Annual Report on Form 10-K filed with the SEC on February 16, 2024).

10.7
Amendment No. 2 to the Credit Agreement, dated as of October 19, 2023, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to Aon plc’s Current Report on Form 8-K filed with the SEC on April 19, 2024).

10.8
Amendment No. 3 to the Credit Agreement, dated as of September 28, 2021, by and among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto. (Incorporated by reference to Exhibit 10.4 to Aon plc’s Annual Report on Form 10-K filed with the SEC on February 16, 2024).

10.9
Amendment No. 4 to the Credit Agreement, dated as of September 28, 2021, by and among Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon Corporation, Aon North America, Inc., Aon UK Limited, Citibank, N.A., as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.3 to Aon plc’s Current Report on Form 8-K filed with the SEC on April 19, 2024).

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