Form 10-Q
period 2024-06-30
Aon plc
filed 2024-07-26
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 25, 2024: 217,242,161

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
Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in our filings with the SEC, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and the risk factors set forth under the headings “Risks Related to Aon and the NFP business after Completion of the Transaction” and “Risks Related to NFP’s Business” in our registration statement on Form S-4 effective April 23, 2024. These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2024	2023	2024	2023
Revenue
Total revenue	$3,760	$3,177	$7,830	$7,048
Expenses
Compensation and benefits	2,130	1,754	4,013	3,546
Information technology	132	129	256	268
Premises	82	68	153	143
Depreciation of fixed assets	45	39	89	77
Amortization and impairment of intangible assets	128	25	144	50
Other general expense	455	320	803	649
Accelerating Aon United Program expenses	132	—	251	—
Total operating expenses	3,104	2,335	5,709	4,733
Operating income	656	842	2,121	2,315
Interest income	31	5	59	10
Interest expense	(225)	(130)	(369)	(241)
Other income (expense)	236	(59)	311	(84)
Income before income taxes	698	658	2,122	2,000
Income tax expense	160	83	491	346
Net income	538	575	1,631	1,654
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	14	15	36	44
Net income attributable to Aon shareholders	$524	$560	$1,595	$1,610

Basic net income per share attributable to Aon shareholders	$2.47	$2.74	$7.75	$7.84
Diluted net income per share attributable to Aon shareholders	$2.46	$2.71	$7.72	$7.79
Weighted average ordinary shares outstanding - basic	212.5	204.7	205.8	205.4
Weighted average ordinary shares outstanding - diluted	213.3	206.3	206.7	206.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2024	2023	2024	2023
Net income	$538	$575	$1,631	$1,654
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	14	15	36	44
Net income attributable to Aon shareholders	524	560	1,595	1,610
Other comprehensive income, net of tax:
Change in fair value of financial instruments	1	8	76	11
Foreign currency translation adjustments	(88)	174	(220)	228
Postretirement benefit obligation	13	24	39	46
Total other comprehensive income (loss)	(74)	206	(105)	285
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(74)	206	(105)	285
Comprehensive income attributable to Aon shareholders	$450	$766	$1,490	$1,895
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$974	$778
Short-term investments	182	369
Receivables, net	4,459	3,254
Fiduciary assets	18,865	16,307
Other current assets	1,063	996
Total current assets	25,543	21,704
Goodwill	15,281	8,414
Intangible assets, net	6,794	234
Fixed assets, net	636	638
Operating lease right-of-use assets	723	650
Deferred tax assets	1,218	1,195
Prepaid pension	629	618
Other non-current assets	629	506
Total assets	$51,453	$33,959

Liabilities, redeemable noncontrolling interests, and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,319	$2,262
Short-term debt and current portion of long-term debt	4	1,204
Fiduciary liabilities	18,865	16,307
Other current liabilities	2,310	1,878
Total current liabilities	23,498	21,651
Long-term debt	17,610	9,995
Non-current operating lease liabilities	702	641
Deferred tax liabilities	1,177	115
Pension, other postretirement, and postemployment liabilities	1,173	1,225
Other non-current liabilities	1,135	1,074
Total liabilities	45,295	34,701

Redeemable noncontrolling interests	130	—

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2024 - 217.2; 2023 - 198.6)	2	2
Additional paid-in capital	12,910	6,944
Accumulated deficit	(2,574)	(3,399)
Accumulated other comprehensive loss	(4,478)	(4,373)
Total Aon shareholders' equity (deficit)	5,860	(826)
Nonredeemable noncontrolling interests	168	84
Total equity (deficit)	6,028	(742)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$51,453	$33,959
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2024	198.6	$6,946	$(3,399)	$(4,373)	$84	$(742)
Net income	—	—	1,071	—	22	1,093
Shares issued - employee stock compensation plans	0.8	(104)	—	—	—	(104)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.615 per share)	—	—	(122)	—	—	(122)
Net change in fair value of financial instruments	—	—	—	75	—	75
Net foreign currency translation adjustments	—	—	—	(132)	—	(132)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2024	198.6	$6,971	$(2,700)	$(4,404)	$105	$(28)
Net income (1)	—	—	524	—	12	536
Shares issued - NFP Transaction	19.0	5,882	—	—	—	5,882
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	117	—	—	—	117
Dividends to shareholders ($0.675 per share)	—	—	(148)	—	—	(148)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(88)	—	(88)
Net postretirement benefit obligation	—	—	—	13	—	13
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	—	—	—	86	86
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(35)	(35)
Adjustments to redeemable noncontrolling interests	—	(13)	—	—	—	(13)
Balance at June 30, 2024	217.2	$12,912	$(2,574)	$(4,478)	$168	$6,028
(1)The Company’s Net income totaled $538 million for the quarter ended June 30, 2024, which included $2 million of Net income related to redeemable noncontrolling interests.

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non- controlling Interests	Total
Balance at January 1, 2023	205.4	$6,866	$(2,772)	$(4,623)	$100	$(429)
Net income	—	—	1,050	—	29	1,079
Shares issued - employee stock compensation plans	0.9	(131)	(1)	—	—	(132)
Shares repurchased	(1.8)	—	(550)	—	—	(550)
Share-based compensation expense	—	127	—	—	—	127
Dividends to shareholders ($0.56 per share)	—	—	(115)	—	—	(115)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	54	—	54
Net postretirement benefit obligation	—	—	—	22	—	22
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2023	204.5	$6,862	$(2,388)	$(4,544)	$128	$58
Net income	—	—	560	—	15	575
Shares issued - employee stock compensation plans	0.4	(52)	—	—	—	(52)
Shares repurchased	(1.7)	—	(550)	—	—	(550)
Share-based compensation expense	—	99	—	—	—	99
Dividends to shareholders ($0.615 per share)	—	—	(127)	—	—	(127)
Net change in fair value of financial instruments	—	—	—	8	—	8
Net foreign currency translation adjustments	—	—	—	174	—	174
Net postretirement benefit obligation	—	—	—	24	—	24
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(45)	(45)
Balance at June 30, 2023	203.2	$6,908	$(2,505)	$(4,338)	$97	$162
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2024	2023
Cash flows from operating activities
Net income	$1,631	$1,654
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(257)	—
Depreciation of fixed assets	89	77
Amortization and impairment of intangible assets	144	50
Share-based compensation expense	247	226
Deferred income taxes	(122)	(168)
Other, net	(112)	28
Change in assets and liabilities:
Receivables, net	(959)	(704)
Accounts payable and accrued liabilities	(251)	(515)
Accelerating Aon United Program liabilities	61	—
Current income taxes	60	53
Pension, other postretirement and postemployment liabilities	(17)	(3)
Other assets and liabilities	308	433
Cash provided by operating activities	822	1,131
Cash flows from investing activities
Proceeds from investments	146	54
Purchases of investments	(91)	(29)
Net sales of short-term investments - non fiduciary	189	255
Acquisition of businesses, net of cash and funds held on behalf of clients	(2,780)	(8)
Sale of businesses, net of cash and funds held on behalf of clients	352	1
Capital expenditures	(101)	(145)
Cash provided by (used for) investing activities	(2,285)	128
Cash flows from financing activities
Share repurchase	(500)	(1,100)
Proceeds from issuance of shares	27	33
Cash paid for employee taxes on withholding shares	(176)	(216)
Commercial paper issuances, net of repayments	(591)	(217)
Issuance of debt	7,926	744
Repayment of debt	(4,328)	—
Increase in fiduciary liabilities, net of fiduciary receivables	283	999
Cash dividends to shareholders	(269)	(241)
Redeemable and non-redeemable noncontrolling interests, and other financing activities	(108)	(41)
Cash provided by (used for) financing activities	2,264	(39)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(202)	203
Net increase in cash and cash equivalents and funds held on behalf of clients	599	1,423
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,722	7,076
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,321	$8,499
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$974	$952
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	38	9
Funds held on behalf of clients	7,309	7,538
Total cash and cash equivalents and funds held on behalf of clients	$8,321	$8,499
Supplemental disclosures:
Interest paid	$256	$220
Income taxes paid, net of refunds	$553	$461
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2024.
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
2. Accounting Principles and Practices
We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, except for those described below, which have been added in connection with the acquisition of NFP.
Summary of Significant Accounting Principles and Practices
Contingent Consideration
Contingent consideration may be paid to the former owners of the business and typically will involve the acquired entity reaching specific financial results over a designated period. Contingent consideration payables are recorded at fair value and are included in the purchase price consideration at the time of the acquisition. Subsequent changes in the fair value of contingent consideration obligations are recorded in the Condensed Consolidated Statements of Income. The fair value of contingent consideration payables is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business and measured against performance targets specified in each purchase agreement. Contingent consideration liabilities are classified as Level 3 because of the Company’s reliance on unobservable inputs.
Principles of Consolidations
The accompanying Condensed Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. If the Company is the primary beneficiary of a VIE, the Company consolidates the entity and reflects any relevant noncontrolling interest of other beneficiaries of that entity on the Statement of Consolidated Financial Position. Aon’s interest in VIEs as of June 30, 2024 predominantly relates to assets and liabilities acquired through the acquisition of NFP and are subject to purchase accounting adjustments. Total assets related to consolidated VIEs are approximately 1% of the Company’s Total assets on the Condensed Consolidated Statements of Financial Position for the period ended June 30, 2024.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent interests for certain consolidated entities which are subject to redemption rights held by the noncontrolling interests owners outside of the Company’s control at fixed or determinable prices and dates. The interests are initially recorded at fair value and in subsequent reporting periods are adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to additional paid-in capital or retained earnings, when appropriate, on the Condensed Consolidated Statements of Financial Position. The Redeemable noncontrolling interests are considered temporary equity and reported outside of permanent equity on the Condensed Consolidated Statements of Financial Position. The interests are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of net income (loss) and distributions or its redemption value.
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
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules will require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company will be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules are effective for Aon for the year ended December 31, 2025, with the exception of GHG emissions disclosures which are effective for Aon for the year ended December 31, 2026. After the adoption of the final rules, the final rules became subject to several legal challenges, and on April 4, 2024 the SEC voluntarily stayed the final rules pending judicial review. The Company is currently evaluating the impact that the guidance will have on our disclosures and will monitor the judicial process for impacts on the disclosure requirements.

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Commercial Risk Solutions	$2,015	$1,774	$3,823	$3,552
Reinsurance Solutions	635	607	1,802	1,684
Health Solutions	662	447	1,395	1,118
Wealth Solutions	463	352	833	702
Eliminations	(15)	(3)	(23)	(8)
Total revenue	$3,760	$3,177	$7,830	$7,048
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$1,837	$1,427	$3,349	$2,922
Americas other than United States	362	308	685	609
United Kingdom	548	506	1,131	1,060
Ireland	35	28	68	58
Europe, Middle East, & Africa other than United Kingdom and Ireland	566	512	1,775	1,614
Asia Pacific	412	396	822	785
Total revenue	$3,760	$3,177	$7,830	$7,048
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$269	$257	$370	$355
Additions	386	355	766	717
Amortization	(390)	(373)	(868)	(835)
Impairment	—	—	—	—
Foreign currency translation and other	(1)	3	(4)	5
Balance at end of period	$264	$242	$264	$242
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$194	$183	$195	$185
Additions	18	13	32	23
Amortization	(14)	(13)	(27)	(25)
Impairment	—	—	—	—
Foreign currency translation and other	(2)	3	(4)	3
Balance at end of period	$196	$186	$196	$186

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program called the Accelerating Aon United Program (the “Program”) with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing its real estate footprint to align to its hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
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
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. For the three and six months ended June 30, 2024, total Program costs incurred were $132 million and $251 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are generally included in Accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Position.
The changes in the Company’s liabilities for the Program as of June 30, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of January 1, 2024	$14	$86	$—	$100
Charges	51	145	55	251
Cash payments	(29)	(69)	—	(98)
Foreign currency translation and other	—	(3)	—	(3)
Non-cash charges (1)	(27)	(10)	(55)	(92)
Liability balance as of June 30, 2024	$9	$149	$—	$158
Total costs incurred from inception to date	$65	$248	$73	$386
(1)During the three and six months ended June 30, 2024, the Company recognized $12 million and $20 million, respectively, of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the AAU Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At June 30, 2024, Cash and cash equivalents and Short-term investments were $1.2 billion compared to $1.1 billion at December 31, 2023. Of the total balances, $116 million and $120 million were restricted as to their use at June 30, 2024 and December 31, 2023, respectively. Included within Short-term investments as of June 30, 2024 and December 31, 2023, were £55 million ($69 million at June 30, 2024 exchange rates) and £63 million ($80 million at December 31, 2023 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain from sales of businesses	$257	$—	$257	$—
Foreign currency remeasurement	5	(37)	9	(56)
Equity earnings	1	(1)	3	2
Pension and other postretirement	(11)	(43)	(21)	(60)
Extinguishment of debt	(6)	—	(6)	—
Financial instruments and other (1)	(10)	22	69	30
Total	$236	$(59)	$311	$(84)
(1)In first quarter of 2024, an $82 million gain was recognized related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$81	$83	$79	$76
Provision	6	2	11	9
Accounts written off, net of recoveries	—	(3)	(2)	(3)
Foreign currency translation and other	—	1	(1)	1
Balance at end of period	$87	$83	$87	$83
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2024	December 31, 2023
Assets held for sale (1)	$359	$354
Costs to fulfill contracts with customers (2)	264	370
Prepaid expenses	176	100
Taxes receivable	37	35
Other	227	137
Total	$1,063	$996
(1)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
(2)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2024	December 31, 2023
Costs to obtain contracts with customers (1)	$196	$195
Taxes receivable	92	100
Investments	83	45
Leases	17	26
Other	241	140
Total	$629	$506
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2024	December 31, 2023
Deferred revenue (1)	$391	$270
Taxes payable	337	291
Leases	203	182
Contingent consideration	106	—
Liabilities held for sale (2)	64	69
Other	1,209	1,066
Total	$2,310	$1,878
(1)During the three and six months ended June 30, 2024, revenue of $199 million and $378 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and six months ended June 30, 2023, revenue of $169 million and $336 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
(2)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2024	December 31, 2023
Taxes payable (1)	$848	$827
Contingent consideration	91	—
Compensation and benefits	59	59
Deferred revenue	34	33
Leases	—	10
Other	103	145
Total	$1,135	$1,074
(1)Includes $72 million for the non-current portion of the one-time mandatory transition tax on accumulated foreign earnings as of December 31, 2023.

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
The Company completed eight acquisitions during the three and six months ended June 30, 2024 and one acquisition during the three and six months ended June 30, 2023.
On April 25, 2024 (the “Acquisition Date”), the Company completed the acquisition of NFP (the “NFP Transaction”), a leading middle market property and casualty broker, benefits consultant, wealth manager, and retirement plan advisor, with more than 7,700 colleagues. The Transaction expands Aon’s presence in the large and fast-growing middle-market and enhances NFP’s strong existing client relationships and distribution, by bringing Aon’s data and analytics-based content, capabilities, and expertise, delivered through the Aon Business Services platform.
2024 Acquisitions
On June 18, 2024, the Company completed the acquisition of 100% of the share capital of Southern Insurance Agency, L.L.C., a U.S.-based insurance and financial services business.
On June 13, 2024, the Company completed the acquisition of 100% of the share capital of Sean Barrett Bloodstock Insurance Limited, an Ireland-based insurance brokerage.
On May 31, 2024, the Company completed the acquisition of 100% of the share capital of Walden Wealth Partners LLC., a U.S.-based registered investment advisor firm.
On May 31, 2024, the Company completed the acquisition of 100% of the share capital of the Morley Agency, Inc., a U.S.-based commercial and person lines P&C insurance broker.
On May 2, 2024, the Company completed the acquisition of 100% of the share capital of Honest Employment Law Practice Ltd., a U.K.-based business that provides consulting and outsourcing services.
On April 26, 2024, the Company completed the acquisition of 100% of the share capital of NOVABROK Correduría de Seguros, S.L., a Spain-based insurance broker.
On April 25, 2024, the Company completed the acquisition of 100% of the share capital of NFP Intermediate Holdings A Corp. (“NFP”), a leading middle market property and casualty broker, benefits consultant, wealth manager, and retirement plan advisor.
On April 3, 2024, the Company completed the acquisition of 100% of the share capital of Global Insurance Brokers Private Limited, an India-based broker that delivers risk management, insurance, and reinsurance broking services.
Acquisition of NFP
The Company acquired 100% of the outstanding equity interests of NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion used to settle indebtedness of NFP and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. As part of the NFP Transaction, the Company acquired certain less-than-wholly owned entities, resulting in the recognition of noncontrolling interests which are described further below.
The Company financed the NFP Transaction, in part, with the net proceeds from Senior Notes issued on March 1, 2024 totaling to an aggregate amount of $6.0 billion and proceeds from a $2.0 billion delayed draw term loan which was drawn on April 25, 2024. Refer to Note 9 “Debt” for further information.

Aon accounted for the NFP Transaction as a business combination under the acquisition method of accounting. The acquisition method requires the Company to measure identifiable assets acquired and liabilities assumed at their fair values as of the Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of intangible assets acquired requires significant judgements, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgements could produce materially different results. The preliminary fair values of consideration transferred, assets acquired, liabilities assumed, and redeemable and nonredeemable noncontrolling interests are subject to adjustment when purchase accounting is finalized. The following table includes these amounts recognized as a result of the Company’s acquisitions (in millions):

	Six months ended June 30, 2024
	NFP Acquisition	Other Acquisitions	Total
Consideration transferred:
Cash	$3,247	$109	$3,356
Deferred and contingent consideration	—	7	7
Class A ordinary shares issued	5,882	—	5,882
Aggregate consideration transferred	$9,129	$116	$9,245
Assets acquired:
Cash and cash equivalents	$293	$3	$296
Receivables	321	3	324
Fiduciary assets (1)	411	6	417
Goodwill	6,953	69	7,022
Other intangible assets:
Customer-related and contract-based	5,825	50	5,875
Tradenames	800	—	800
Technology and other	25	1	26
Operating lease right-of-use assets	143	2	145
Current assets	110	3	113
Non-current assets	169	1	170
Total assets acquired	15,050	138	15,188
Liabilities assumed:
Accounts payable and accrued liabilities	$283	$8	$291
Fiduciary liabilities	411	6	417
Current liabilities	227	—	227
Long-term debt	3,422	—	3,422
Non-current operating lease liabilities	125	2	127
Deferred tax liabilities	1,123	6	1,129
Non-current liabilities	142	—	142
Total liabilities assumed	5,733	22	5,755
Less: Fair value of redeemable noncontrolling interests	(103)	—	(103)
Less: Fair value of nonredeemable noncontrolling interests	(85)	—	(85)
Net assets acquired	$9,129	$116	$9,245
(1)Includes $283 million of funds held on behalf of clients.
The purchase price related to the NFP Transaction exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of approximately $7.0 billion, which is fully allocated to the Aon United segment and is not deductible for tax purposes. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies as a result of the NFP Transaction which provides the Company with an expanded presence in the large and fast-growing middle-market.
The fair value of the tangible assets and liabilities acquired in the NFP Transaction approximated their carrying values as of the Acquisition Date. The Company used independent third-party valuation specialists to assist in determining the fair value of certain intangible assets acquired and liabilities assumed. Provisional estimates of fair value are established at the time of the NFP Transaction. Such estimates are preliminary in nature and, therefore, could be subject to material adjustments. Any necessary adjustments must be finalized within one year of the Acquisition Date. There are significant estimates used in determining the fair values of certain intangible assets acquired, which consist of customer-related and contract-based assets, tradename, and technology, as well as certain liabilities assumed, which consist of contingent consideration obligations.
•Customer-related and contract-based assets: The fair value was estimated based on a multi-period excess earnings method of the income approach and used estimated financial projections developed by management applying market participant assumptions. The customer relationships are amortized over 20 years based upon the estimated economic benefits received.
•Tradename: The fair value was estimated based on a relief from royalty method of the income approach, considering publicly available third-party trade name royalty rates as well as expected revenue generated by the use of the tradename over its anticipated life. The trade name is amortized over 10 years based upon the estimated economic benefits received.
•Technology: The fair value was estimated based on a replacement cost method of the cost approach which estimates the cost the Company would incur in rebuilding the technology. The technology is amortized over 7 years based upon the estimated economic benefits received.
•Contingent Consideration: The fair value of assumed contingent consideration was estimated based on a Monte Carlo simulation in a risk-neutral framework. Key assumptions for estimating fair value include projected revenue or EBITDA, as well as the discount rate and volatility associated with the relevant metric. Contingent consideration liabilities are classified as Level 3 because of the Company’s reliance on unobservable inputs.
The estimates described above directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods as well as certain liabilities assumed. Intangible assets acquired had a weighted average useful economic life of 19 years. As of June 30, 2024, the aggregate intangible assets relating to the NFP Transaction of approximately $6.5 billion were recorded in Intangible assets, net on the Condensed Consolidated Balance Sheets. These amounts are considered preliminary and, therefore, the Company may refine estimates and adjust the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the Acquisition Date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
For the three and six months ended June 30, 2024, the Company recognized $79 million and $90 million, respectively, of transaction costs in Other general expenses. Additional transaction costs include $6 million of debt extinguishment charges recognized in Other income (expense) for the three and six months ended June 30, 2024 in connection with the extinguishment of assumed long-term debt through cash tender offers on April 26, 2024.
The Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2024 include the operations of NFP from the Acquisition Date. The following table presents the NFP revenue and earnings as reported in the Company’s Condensed Consolidated Statements of Income (in millions):

Three Months Ended June 30, 2024
Revenue	$442
Net loss attributable to Aon shareholders	$(19)
Supplemental Pro Forma Combined Information (Unaudited)
The following unaudited pro forma combined financial information presents the combined results of operations of the Company as if the NFP Transaction occurred on January 1, 2023. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the NFP Transaction had taken place on the date indicated or of results that may occur in the future (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,910	$3,729	$8,528	$8,099
Net income attributable to Aon shareholders	465	424	1,396	1,266

The unaudited pro forma financial information is based on historical information of the Company and NFP, along with certain material pro forma adjustments. The material pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) interest expense to reflect Aon’s borrowings under the Senior Notes offering and delayed draw term loan; (iii) increased compensation expense relating to the issuance of certain cash and equity plans related to the NFP Transaction; (iv) nonrecurring transaction costs; (v) accounting policy alignment adjustments, and (vi) income tax impact of the aforementioned pro forma adjustments.
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
Completed Dispositions
The Company completed two and three dispositions during the three and six months ended June 30, 2024, respectively, and no dispositions during the three and six months ended June 30, 2023.
On May 31, 2024, Aon completed the sale of Healthy Paws, its U.S.-based managing general agent specializing in pet insurance, to Chubb Limited.
There were $257 million pretax gains recognized related to dispositions for the three and six months ended June 30, 2024. There were no pretax gains recognized related to dispositions for the three and six months ended June 30, 2023. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. There were $2 million losses related to dispositions recognized in Accelerating Aon United Program expenses in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024. There were no losses related to dispositions recognized for the three and six months ended June 30, 2023.
Assets and Liabilities Held for Sale
As of June 30, 2024, Aon classified certain assets and liabilities as held for sale, as the Company has committed to a plan to sell the assets and liabilities within one year. Total assets and liabilities, for disposal groups classified as held for sale within Other current assets and Other current liabilities in the Condensed Consolidated Statements of Financial Position were $359 million and $64 million, respectively. Of the $359 million total assets classified as held for sale, $156 million relate to intangible assets.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. In the first quarter of 2024, the Company earned $82 million of deferred consideration from the Buyer and the other designated purchasers. Refer to Note 6 “Other Financial Data” for additional information.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in millions):

Balance as of December 31, 2023	$8,414
Goodwill related to current year acquisitions	7,022
Goodwill related to current year disposals	(35)
Foreign currency translation and other	(120)
Balance as of June 30, 2024	$15,281

Other intangible assets by asset class are as follows (in millions):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,729	$1,784	$5,945	$1,873	$1,686	$187
Tradenames	812	26	786	12	12	—
Technology and other	376	313	63	359	312	47
Total	$8,917	$2,123	$6,794	$2,244	$2,010	$234
The estimated future amortization for finite-lived intangible assets as of June 30, 2024 is as follows (in millions):

Remainder of 2024	$348
2025	737
2026	661
2027	602
2028	550
2029	507
Thereafter	3,389
Total	$6,794
9. Debt
Notes
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. On May 28, 2024, Aon North America, Inc. repaid $300 million of the outstanding balance under the term loan facility.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred approximately $6 million of debt extinguishment charges in the second quarter of 2024 related to NFP transaction costs.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which that was used to pay a portion of the cash consideration in connection with the acquisition of NFP, to repay certain debt of NFP, and to pay related fees and expenses.
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
Revolving Credit Facilities
As of June 30, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of June 30, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2024.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($668 million at June 30, 2024 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at June 30, 2024. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	June 30, 2024	December 31, 2023
Commercial paper outstanding	$—	$597
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average commercial paper outstanding	$34	$435	$207	$414
Weighted average interest rate of commercial paper outstanding	5.50%	4.90%	5.63%	4.18%
10. Income Taxes
The effective tax rate on Net income was 22.9% and 23.1% for the three and six months ended June 30, 2024, respectively. The effective tax rate on Net income was 12.6% and 17.3% for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2024, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments offset by the unfavorable impact of discrete items.
For the three and six months ended June 30, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with share-based payments and the anticipated sale of certain assets and liabilities classified as held for sale.
Subsequent Events
Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. Ireland’s Pillar Two rules changed on July 24, 2024, when the last E.U. member state consented to the OECD’s administrative guidance, but there remains significant uncertainty as to how Ireland’s Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential estimated impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2024.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	0.8	1.7	1.6	3.5
Average price per share	$298.09	$323.96	$304.20	$314.36
Repurchase costs recorded to accumulated deficit	$250	$550	$500	$1,100
At June 30, 2024, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $2.8 billion. Under the Repurchase Program, the Company has repurchased a total of 170.7 million shares for an aggregate cost of approximately $24.7 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average ordinary shares outstanding	212.5	204.7	205.8	205.4
Dilutive effect of potentially issuable shares	0.8	1.6	0.9	1.3
Diluted weighted average ordinary shares outstanding	213.3	206.3	206.7	206.7
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 1.4 million and 0.6 million shares excluded from the calculation for the three and six months ended June 30, 2024, respectively. There were no shares excluded from the calculation for the three and six months ended June 30, 2023.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2024	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	75	(220)	(13)	(158)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	2	—	70	72
Tax expense	(1)	—	(18)	(19)
Amounts reclassified from accumulated other comprehensive income, net	1	—	52	53
Net current period other comprehensive income (loss)	76	(220)	39	(105)
Balance at June 30, 2024	$78	$(1,804)	$(2,752)	$(4,478)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2023	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	7	228	(22)	213
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	6	—	92	98
Tax expense	(2)	—	(24)	(26)
Amounts reclassified from accumulated other comprehensive income, net	4	—	68	72
Net current period other comprehensive income (loss)	11	228	46	285
Balance at June 30, 2023	$—	$(1,633)	$(2,705)	$(4,338)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	36	36	23	26	10	10
Expected return on plan assets, net of administration expenses	(47)	(48)	(35)	(30)	(14)	(12)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	21	19	8	8	3	4
Net periodic (benefit) cost	10	8	(4)	4	(1)	2
Loss on pension settlement	—	—	—	—	—	27
Total net periodic (benefit) cost	$10	$8	$(4)	$4	$(1)	$29

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	71	72	46	52	19	20
Expected return on plan assets, net of administration expenses	(94)	(94)	(68)	(60)	(27)	(24)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	41	37	15	17	6	7
Net periodic (benefit) cost	19	16	(7)	9	(2)	3
Loss on pension settlement	—	—	—	—	—	27
Total net periodic (benefit) cost	$19	$16	$(7)	$9	$(2)	30
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contributions to U.K. pension plans	$1	$1	$2	$2
Contributions to U.S. pension plans	4	5	18	21
Contributions to other major pension plans	5	2	7	8
Total contributions	$10	$8	$27	$31

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Foreign exchange contracts
Accounted for as hedges	$712	$1,724	$36	$34	$—	$2
Not accounted for as hedges (3)	492	382	—	2	1	1
Total	$1,204	$2,106	$36	$36	$1	$3
(1)Included within Other current assets ($21 million at June 30, 2024 and $17 million at December 31, 2023) or Other non-current assets ($15 million at June 30, 2024 and $19 million at December 31, 2023).
(2)Included within Other current liabilities ($1 million at June 30, 2024 and $3 million at December 31, 2023).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain recognized in Accumulated other comprehensive loss	$4	$9	$101	$9
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gain (loss) recognized in Total revenue	$2	$(1)	$(2)	$(6)
The Company estimates that approximately $6 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2024, the Company recorded losses of $6 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2023, the Company recorded gains of $28 million and $37 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in millions):

		Fair Value Measurements Using
	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$2,983	$2,983	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$49	$—	$49	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$15	$—	$15	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,204	$3,204	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$49	$—	$49	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$16	$—	$16	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2024 or 2023. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2024 or 2023 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$600	$595
Long-term debt	$17,610	$16,560	$9,995	$9,223
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($37 million at June 30, 2024 exchange rates). In February 2024, the claim brought by representatives of 16 passengers in the High Court in England was dismissed pursuant to an agreement among the parties. In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. While Aon has settled and/or is in discussions to settle certain claims, Aon believes that it has meritorious defenses and intends to vigorously defend itself against those claims that are not settled. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. Aon may also seek recourse against third parties where appropriate, including in connection with bankruptcy proceedings filed by Vesttoo in the Bankruptcy Court for the U.S. District of Delaware. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $145 million at June 30, 2024, and $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $138 million at June 30, 2024 compared to $194 million at December 31, 2023.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND QUARTER 2024 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our second quarter of 2024 financial results.
•Revenue increased $583 million, or 18%, to $3.8 billion compared to the prior year period, reflecting acquired revenues from NFP and 6% organic revenue growth, partially offset by a 1% unfavorable impact from foreign currency translation. For the first six months of 2024, revenue increased $782 million, or 11%, to $7.8 billion compared to the prior year period due primarily to acquired revenues from the acquisition of NFP, organic revenue growth of 5%, and a 1% favorable impact from fiduciary investment income.
•Total operating expenses in the second quarter increased $769 million, or 33%, to $3.1 billion compared to the prior year period, due primarily to the inclusion of NFP’s ongoing operating expenses, Accelerating Aon United restructuring program charges, an increase in expense associated with 6% organic revenue growth, and investments in long-term growth, partially offset by $25 million of restructuring savings realized in the quarter and a $9 million favorable impact from foreign currency translation. Operating expenses for the first six months of 2024 were $5.7 billion, an increase of $976 million, or 21%, compared to the prior year period due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in expense associated with 5% organic growth and Accelerating Aon United restructuring charges, partially offset by $45 million of restructuring savings.
•Operating margin decreased to 17.4% from 26.5% in the prior year period. The decrease was driven by an increase in operating expenses as listed above, partially offset by total revenue growth of 18%. Operating margin for the first six months of 2024 decreased to 27.1% from 32.8% in the prior period. The decrease was primarily driven by an increase in operating expenses as listed above and partially offset by total revenue growth of 11%.
•Due to the factors set forth above, net income decreased $37 million, or 6%, to $538 million compared to the prior year period. For the first six months of 2024, Net income decreased $23 million, or 1%, to $1.6 billion compared to the first six months of 2023.
•Diluted earnings per share was $2.46 compared to $2.71 per share for the prior year period. During the first six months of 2024, diluted earnings per share was $7.72 compared to $7.79 per share for the prior period.
•Cash flows provided by operating activities was $822 million for the first six months of 2024, a decrease of $309 million from the prior year period, primarily due to higher receivables, including from NFP, payments related to transaction and integration costs, legal settlement expenses, restructuring, and higher cash taxes, partially offset by strong adjusted operating income growth.
We focus on four key metrics not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2024:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 6% for the second quarter of 2024, driven by net new business generation and ongoing strong retention, Organic revenue growth was 5% for the first six months of 2024, driven by net new business generation and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 27.4% for the second quarter of 2024 compared to 27.3% in the prior year period. The increase in adjusted operating income reflects the impact from NFP, organic revenue growth, net restructuring savings and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth. For the first six months of 2024, adjusted operating margin was 33.8% compared to 33.6% for the prior year period. The increase primarily reflects the impact of NFP, organic revenue growth, restructuring savings and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.93 per share for the second quarter of 2024 and $8.50 per share for the first six months of 2024, compared to $2.76 and $7.93 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first six months of 2024 by $265 million from the prior year period, to $721 million, reflecting a decrease in cash flows from operations, partially offset by a $44 million decrease in capital expenditures.
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
ACQUISITION OF NFP
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Total revenue	$3,760	$3,177	$7,830	$7,048
Expenses
Compensation and benefits	2,130	1,754	4,013	3,546
Information technology	132	129	256	268
Premises	82	68	153	143
Depreciation of fixed assets	45	39	89	77
Amortization and impairment of intangible assets	128	25	144	50
Other general expense	455	320	803	649
Accelerating Aon United Program expenses	132	—	251	—
Total operating expenses	3,104	2,335	5,709	4,733
Operating income	656	842	2,121	2,315
Interest income	31	5	59	10
Interest expense	(225)	(130)	(369)	(241)
Other income (expense)	236	(59)	311	(84)
Income before income taxes	698	658	2,122	2,000
Income tax expense	160	83	491	346
Net income	538	575	1,631	1,654
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	14	15	36	44
Net income attributable to Aon shareholders	$524	$560	$1,595	$1,610
Diluted net income per share attributable to Aon shareholders	$2.46	$2.71	$7.72	$7.79
Weighted average ordinary shares outstanding - diluted	213.3	206.3	206.7	206.7
Revenue
Total revenue increased $583 million, or 18%, to $3.8 billion, compared to the prior year period, due to acquired revenues from the acquisition of NFP, and organic revenue growth of 6%, driven by net new business generation and ongoing strong retention, partially offset by a 1% unfavorable impact from foreign currency translation. For the first six months of 2024, revenue increased $782 million, or 11%, to $7.8 billion compared to the prior year period. This increase reflects the acquired revenues from the acquisition of NFP, organic revenue growth of 5%, and a 1% favorable impact from fiduciary investment income.
Commercial Risk Solutions revenue increased $241 million, or 14%, to $2.0 billion in the second quarter of 2024, primarily related to acquired revenues from the acquisition of NFP, compared to $1.8 billion in the second quarter of 2023. Organic revenue growth was 6% in the second quarter of 2024, reflecting growth across all major geographies driven by net new business generation and ongoing strong retention. Growth in retail brokerage was highlighted by double-digit growth in EMEA and Latin America, and strong growth in North America, which includes the majority of NFP Commercial Risk, and Asia and the Pacific, driven by continued strength in core P&C. Results also reflect a positive impact from growth in Affinity. On average globally, exposures were positive and aggregate pricing was flat, resulting in modestly positive market impact. For the first six months of 2024, revenue increased $271 million, or 8% to $3.8 billion, compared to $3.6 billion in the first six months of 2023. Organic revenue growth was 4% in the first six months of 2024, reflecting growth across all major geographies, driven by net new business generation and strong retention.
Reinsurance Solutions revenue increased $28 million, or 5%, to $635 million in the second quarter of 2024, compared to $607 million in the second quarter of 2023. Organic revenue growth was 7% in the second quarter of 2024, reflecting strong growth in treaty, driven by net new business generation and ongoing strong retention, as well as strong growth in facultative placements. Market impact was modestly positive on results in the quarter. For the first six months of 2024, revenue increased $118 million, or 7%, to $1.8 billion, compared to $1.7 billion in the first six months of 2023. Organic revenue growth was 7% in the first six months of 2024, driven by net new business generation and strong retention. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year.
Health Solutions revenue increased $215 million, or 48%, to $662 million in the second quarter of 2024, primarily related to acquired revenues from the acquisition of NFP and 6% organic revenue growth, compared to $447 million in the second quarter of 2023. Organic revenue growth was 6% in the second quarter of 2024, reflecting high single-digit growth globally in core health and benefits brokerage, including in NFP, driven by net new business generation and ongoing strong retention. Strength in the core was highlighted by strong growth in all major geographies. Results also reflect strong growth in Consumer Facing Solutions, and executive benefits in NFP, partially offset by a decline in Talent driven by lower demand in more discretionary project-related work. For the first six months of 2024, revenue increased $277 million, or 25%, to $1.4 billion, compared to the first six months of 2023. Organic revenue growth was 6% in the first six months of 2024, reflecting strong growth globally in core health and benefits brokerage.
Wealth Solutions revenue increased $111 million, or 32%, to $463 million in the second quarter of 2024, primarily related to acquired revenues from the acquisition of NFP and 9% organic revenue growth, compared to $352 million in the second quarter of 2023. Organic revenue growth was 9% in the second quarter of 2024, reflecting strong growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. Strong growth in Investments was highlighted by strong revenue growth within NFP, driven by asset inflows and market performance. For the first six months of 2024, revenue increased $131 million, or 19%, to $833 million, compared to $702 million in the first six months of 2023. Organic revenue growth was 6% in the first six months of 2024, reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes.
Compensation and Benefits
Compensation and benefits expense increased $376 million, or 21%, and compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP and expense associated with 6% organic revenue growth, partially offset by a $6 million favorable impact from foreign currency translation and savings from Accelerating Aon United restructuring actions. For the first six months of 2024, compensation and benefits increased $467 million, or 13%, compared to the first six months of 2023. The increase was primarily driven by the inclusion of ongoing operating expenses from NFP and an increase in expense associated with 5% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $3 million, or 2%, compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions and efficiencies from our Aon Business Services operating platform. For the first six months of 2024, information technology expenses decreased $12 million, or 4%, compared to the first six months of 2023. The decrease was due primarily to elevated technology costs and investments in the prior year period, noting that spend may vary between quarters given timing of projects and investments within the year, partially offset by the inclusion of ongoing operating expenses from NFP.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, increased $14 million, or 21%, in the second quarter of 2024 and increased $10 million, or 7% for the first six months of 2024, each compared to the prior year period, due primarily to the inclusion of ongoing operating expenses from NFP.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $6 million, or 15%, in the second quarter of 2024 and increased $12 million, or 16% for the first six months of 2024, each compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP, and ongoing investments in Aon Business Services-enabled technology platforms to drive long-term growth.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets increased $103 million, or

412% in the second quarter of 2024 and increased $94 million, or 188% for the first six months of 2024, each compared to the prior year period due primarily to an increase in intangible assets related to the NFP acquisition.
Other General Expense
Other general expenses increased $135 million, or 42%, in the second quarter of 2024 and increased $154 million, or 24% for the first six months of 2024, each compared to the prior year period due primarily to transaction and integration costs, and the inclusion of ongoing operating expenses from NFP.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $132 million and $251 million for the three and six months ended June 30, 2024, respectively, relating to workforce optimization, asset impairments, and technology and other costs.
Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the second quarter of 2024, interest income increased $26 million to $31 million and for the first six months of 2024, interest income increased $49 million to $59 million compared to the prior year period primarily reflecting interest earned on the investment of $5 billion of term debt proceeds, which were ultimately used to fund the purchase of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $95 million to $225 million during the second quarter of 2024 compared to the prior year period, reflecting an increase in total debt outstanding and interest expense related to one-time discrete items. For the first six months of 2024, interest expense increased $128 million to $369 million compared to the prior year period. The increase was driven primarily by higher interest rates and an increase in total debt outstanding.
Other Income (Expense)
Other income (expense) for the second quarter of 2024 increased $295 million compared to the prior year period, where Other income was $236 million for the second quarter of 2024 and Other expense was $59 million for the second quarter of 2023. The increase was primarily driven by gains related to the sale of a business. Other income (expense) for first six months of 2024 increased $395 million compared to the prior year period. Other income was $311 million for the first six months of 2024, due primarily to gains related to the sale of a business. Other expense was $84 million for the first six months of 2023 due primarily to non-cash periodic pension cost and expense from the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the second quarter of 2024 was $698 million, a 6% increase from $658 million in the second quarter of 2023. For the first six months of 2024, Income before income taxes was $2.1 billion, a 6% increase from $2.0 billion for the first six months of 2023.
Income Taxes
The effective tax rate on Net income was 22.9% and 23.1% for the three and six months ended June 30, 2024, respectively. The effective tax rate on Net income was 12.6% and 17.3% for the three and six months ended June 30, 2023, respectively.
For the three and six months ended June 30, 2024, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of share-based payments offset by the unfavorable impact of discrete items.
For the three and six months ended June 30, 2023, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with share-based payments and the anticipated sale of certain assets and liabilities classified as held for sale.
Subsequent Events
Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. Ireland’s Pillar Two rules changed on July 24, 2024, when the last E.U. member state consented to the OECD’s administrative guidance, but there remains significant uncertainty as to how Ireland’s Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential estimated impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2024.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2024 decreased to $524 million, or $2.46 per diluted share, from $560 million, or $2.71 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2024 decreased $15 million to $1,595 million, or $7.72 per diluted share, from $7.79 per diluted share, in the prior year period.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, adjusted net income attributable to Aon shareholders, adjusted net income per share, adjusted other income (expense), adjusted effective tax rate, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. Management believes that these measures are important to make meaningful period-to-period comparisons and that this supplemental information is helpful to investors. Management also uses these measures to assess operating performance and performance for compensation. This non-GAAP supplemental information should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements.
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups), divestitures (including held for sale disposal groups), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended June 30,
	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$2,015	$1,774	14%	(1)%	—%	9%	6%
Reinsurance Solutions	635	607	5	(2)	—	—	7
Health Solutions	662	447	48	—	—	42	6
Wealth Solutions	463	352	32	—	—	23	9
Eliminations	(15)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,760	$3,177	18%	(1)%	—%	13%	6%

	Six Months Ended June 30,
	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$3,823	$3,552	8%	—%	1%	3%	4%
Reinsurance Solutions	1,802	1,684	7	—	1	(1)	7
Health Solutions	1,395	1,118	25	—	—	19	6
Wealth Solutions	833	702	19	1	—	12	6
Eliminations	(23)	(8)	N/A	N/A	N/A	N/A	N/A
Total revenue	$7,830	$7,048	11%	—%	1%	5%	5%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2024 and 2023, was $75 million and $64 million, respectively. Fiduciary investment income for the six months ended June 30, 2024 and 2023 was $154 million and $116 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,760	$3,177	$7,830	$7,048

Operating income	$656	$842	$2,121	$2,315
Amortization and impairment of intangible assets	128	25	144	50
Changes in the fair value of contingent consideration	18	—	18	—
Accelerating Aon United Program expenses (1)	132	—	251	—
Transaction and integration costs (2)	95	—	110	—
Adjusted operating income	$1,029	$867	$2,644	$2,365

Operating margin	17.4%	26.5%	27.1%	32.8%
Adjusted operating margin	27.4%	27.3%	33.8%	33.6%
(1)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
(2)On April 25, 2024, the Company completed the acquisition of NFP. As part of the acquisition, Aon incurred $101 million and $116 million of transaction and integration costs during the three and six months ended June 30, 2024, respectively. Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the acquisition. For the three months ended June 30, 2024, $79 million of transaction costs were recognized in Total operating expenses and $6 million were recognized within Other income (expense) related to the extinguishment of acquired NFP debt. For the six months ended June 30, 2024, $90 million of transaction costs were recognized in Total operating expenses and $6 million were recognized in Other income (expense). In connection with the NFP acquisition, Aon incurred certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $16 million and $20 million of integration costs in the three and six months ended June 30, 2024, respectively.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$656	$373	$1,029
Interest income	31	—	31
Interest expense	(225)	—	(225)
Other income (expense) (1)(2)	236	(251)	(15)
Income before income taxes	698	122	820
Income tax expense (3)	160	22	182
Net income	538	100	638
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$524	$100	$624

Diluted net income per share attributable to Aon shareholders	$2.46	$0.47	$2.93
Weighted average ordinary shares outstanding - diluted	213.3	—	213.3
Effective tax rates (3)	22.9%		22.2%

	Three Months Ended June 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$842	$25	$867
Interest income	5	—	5
Interest expense	(130)	—	(130)
Other income (expense) (4)	(59)	27	(32)
Income before income taxes	658	52	710
Income tax expense (3)	83	42	125
Net income	575	10	585
Less: Net income attributable to noncontrolling interests	15	—	15
Net income attributable to Aon shareholders	$560	$10	$570

Diluted net income per share attributable to Aon shareholders	$2.71	$0.05	$2.76
Weighted average ordinary shares outstanding - diluted	206.3	—	206.3
Effective tax rates (3)	12.6%		17.6%

	Six Months Ended June 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,121	$523	$2,644
Interest income	59	—	59
Interest expense	(369)	—	(369)
Other income (expense) (1)(2)(5)	311	(333)	(22)
Income before income taxes	2,122	190	2,312
Income tax expense (3)	491	28	519
Net income	1,631	162	1,793
Less: Net income attributable to noncontrolling interests	36	—	36
Net income attributable to Aon shareholders	$1,595	$162	$1,757

Diluted net income per share attributable to Aon shareholders	$7.72	$0.78	$8.50
Weighted average ordinary shares outstanding - diluted	206.7	—	206.7
Effective tax rates (3)	23.1%		22.4%

	Six Months Ended June 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,315	$50	$2,365
Interest income	10	—	10
Interest expense	(241)	—	(241)
Other income (expense) (4)	(84)	27	(57)
Income before income taxes	2,000	77	2,077
Income tax expense (3)	346	47	393
Net income	1,654	30	1,684
Less: Net income attributable to noncontrolling interests	44	—	44
Net income attributable to Aon shareholders	$1,610	$30	$1,640

Diluted net income per share attributable to Aon shareholders	$7.79	$0.14	$7.93
Weighted average ordinary shares outstanding - diluted	206.7	—	206.7
Effective tax rates (3)	17.3%		18.9%
(1)Adjusted Other income (expense) excluded gains from dispositions of $257 million related to the sale of a business for the three and six months ended June 30, 2024.
(2)Adjusted Other income (expense) excluded approximately $6 million of debt extinguishment charges related to the repayment of NFP debt, which is considered a transaction related cost incurred in the second quarter of 2024.
(3)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with the anticipated sale of certain assets and liabilities classified as held for sale, certain pension settlements, Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain gains from dispositions, certain transaction and integration costs related to the acquisition of NFP, and changes in the fair value of contingent consideration, which are adjusted at the related jurisdictional rate.
(4)To further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge totaling $27 million was recognized in the second quarter of 2023 which is excluded from adjusted other income (expense).
(5)In the first quarter of 2024, the Company earned $82 million of deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to the 2017 sale of the benefits administration and business process outsourcing business.

Free Cash Flow
We use free cash flow, defined as cash flows provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Management believes the supplemental information related to free cash flow is helpful to investors when evaluating our operating performance and liquidity results. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported Cash provided by operating activities is as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$822	$1,131
Capital expenditures	(101)	(145)
Free cash flow	$721	$986
Impact of Foreign Exchange Rate Fluctuations
Because we conduct business in over 120 countries, foreign exchange rate fluctuations may have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the comparable impact of foreign currency exchange rates on our financial results. The methodology used to calculate this comparable impact isolates the impact of the change in currencies between periods by hypothetically translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign exchange rates.
Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.04 on net income per diluted share during the three and six months ended June 30, 2024, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.19 on net income per diluted share during the three and six months ended June 30, 2023, respectively, if 2022 results were translated at 2023 rates.
Currency fluctuations had an unfavorable impact of $0.06 and an unfavorable impact of $0.04 on adjusted diluted earnings per share during the three and six months ended June 30, 2024, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.19 on adjusted diluted earnings per share during the three and six months ended June 30, 2023, respectively, if 2022 results were translated at 2023 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $7.3 billion and $6.9 billion at June 30, 2024 and December 31, 2023, respectively, and fiduciary receivables of $11.6 billion and $9.4 billion at June 30, 2024 and December 31, 2023, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2024, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2024 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$974	$—	$4,508	$5,482
Money market funds	—	182	2,801	2,983
Cash, Short-term investments, and funds held on behalf of clients	974	182	7,309	8,465
Fiduciary receivables	—	—	11,556	11,556
Total	$974	$182	$18,865	$20,021
Cash and cash equivalents and funds held on behalf of clients, including $38 million of cash and cash equivalents and funds held on behalf of clients classified as held for sale, increased $599 million in 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$822	$1,131
Cash provided by (used for) investing activities	$(2,285)	$128
Cash provided by (used for) financing activities	$2,264	$(39)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(202)	$203
Net increase in cash and cash equivalents and funds held on behalf of clients	$599	$1,423
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2024 decreased $309 million from the prior year period to $822 million. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $27 million for the six months ended June 30, 2024, as compared to $31 million for the six months ended June 30, 2023. For the remainder of 2024, we expect to contribute approximately $41 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Accelerating Aon United Program (the “Program”) with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing our real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.

Program charges are recognized within the Program’s expenses on the accompanying Condensed Consolidated Statements of Income and consists of the following cost activities:
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
The changes in the Company’s liabilities for the Program as of June 30, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2024	$14	$86	$—	$100
Charges	51	145	55	251
Cash payments	(29)	(69)	—	(98)
Foreign currency translation and other	—	(3)	—	(3)
Non-cash charges (1)	(27)	(10)	(55)	(92)
Liability balance as of June 30, 2024	$9	$149	$—	$158
Total costs incurred from inception to date	$65	$248	$73	$386
(1)During the three and six months ended June 30, 2024, the Company recognized $12 million and $20 million, respectively, of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the AAU Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, total Program costs incurred were $132 million and $251 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. We estimate that expense savings resulting from Program actions taken in 2023 have begun to be realized in 2024, including $25 million and $45 million of savings realized in the first three and six months of 2024, respectively, the majority of which are recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities was $2.3 billion during the six months ended June 30, 2024, a decrease of $2.4 billion compared to $128 million of Cash flow provided by investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
As of June 30, 2024, short-term investments decreased $187 million to $182 million compared to December 31, 2023. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

Acquisitions and Dispositions of Businesses
During the first six months of 2024, we completed eight acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $2.8 billion, which includes $3 million related to acquisitions completed in 2023. During the first six months of 2023, we completed one acquisition. Cash consideration, net of cash and funds held on behalf of clients acquired, was $8 million, which includes $2 million related to acquisitions completed in 2022.
During the first six months of 2024, we completed two dispositions for $270 million, net of cash and funds held on behalf of clients. Additionally, we received $82 million of cash related to the deferred consideration earned in the first six months of 2024 for the 2017 sale of the benefits administration and business process outsourcing business. During the first six months of 2023, no businesses were sold, however, there was a $1 million impact, net of cash and funds held on behalf of clients, to the Condensed Consolidated Statements of Cash Flows related to dispositions completed in 2022.
Capital Expenditures
Our additions to fixed assets, including capitalized software, amounted to $101 million and $145 million for the six months ended June 30, 2024 and 2023, respectively, which primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flows provided by financing activities during the six months ended June 30, 2024 was $2.3 billion compared to $39 million of Cash flows used for financing activities in the prior year period. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, partially related to the cash tender offer for the NFP Notes, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares repurchased	0.8	1.7	1.6	3.5
Average price per share	$298.09	$323.96	$304.20	$314.36
Repurchase costs recorded to accumulated deficit	$250	$550	$500	$1,100
At June 30, 2024, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.8 billion. Under the Repurchase Program, the Company has repurchased a total of 170.7 million shares for an aggregate cost of approximately $24.7 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2024 was $17.6 billion, an increase of $6.4 billion compared to December 31, 2023. Further, commercial paper activity during the six months ended June 30, 2024 and 2023 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total issuances (1)	$324	$1,411	$1,272	$2,281
Total repayments	(324)	(1,455)	(1,863)	(2,498)
Net repayments	$—	$(44)	$(591)	$(217)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.

On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP acquisition, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. On May 28th, 2024, Aon North America, Inc. repaid $300 million of the outstanding balance under the term loan facility.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred approximately $6 million of debt extinguishment charges in the second quarter of 2024 related to NFP transaction costs.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which that was used to pay a portion of the cash consideration in connection with the acquisition of NFP, to repay certain debt of NFP and to pay related fees and expenses.
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
On February 28, 2023, Aon Corporation and Aon Global Holdings plc co-issued $750 million 5.35% Senior Notes due in February 2033. The Company intends to use the net proceeds from the offering for general corporate purposes.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of June 30, 2024 and December 31, 2023, we had distributable profits in excess of $30.5 billion and $27.5 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of June 30, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of June 30, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2024.

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
The major rating agencies’ ratings of our debt at July 26, 2024 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $145 million at June 30, 2024, compared to $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $138 million at June 30, 2024, compared to $194 million at December 31, 2023.
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
Delayed Draw Term Loan due April 2027
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon

Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2023 and for the period ended June 30, 2024.
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

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2024
Revenue	$—
Operating loss	$(59)
Expense from non-guarantor subsidiaries before income taxes	$28
Net loss	$(377)
Net loss attributable to Aon shareholders	$(377)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2024	December 31, 2023
Receivables due from non-guarantor subsidiaries	$12,052	$1,431
Other current assets	43	230
Total current assets	$12,095	$1,661

Non-current receivables due from non-guarantor subsidiaries	$10,864	$10,873
Other non-current assets	1,289	1,228
Total non-current assets	$12,153	$12,101

Payables to non-guarantor subsidiaries	$7,475	$3,750
Other current liabilities	4,833	4,987
Total current liabilities	$12,308	$8,737

Non-current payables to non-guarantor subsidiaries	$11,128	$10,933
Other non-current liabilities	19,036	11,447
Total non-current liabilities	$30,164	$22,380
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, and Accelerating Aon United restructuring charges as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.
NEW ACCOUNTING PRONOUNCEMENTS
Note 2 “Accounting Principles and Practices” to our Financial Statements contained in Part I, Item 1 of this report contains a discussion of recently issued accounting pronouncements and Securities and Exchange Commission final rules and their future potential impact on our financial results or disclosures, if determinable.

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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At June 30, 2024, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2024 and 2025, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.05 comparable impact and an unfavorable $0.04 comparable impact during the three and six months ended June 30, 2024, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.06 comparable impact and an unfavorable $0.04 comparable impact during the three and six months ended June 30, 2024, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of June 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. On April 25, 2024, Aon completed its acquisition of NFP. Aon is in the process of assessing NFP’s internal controls over financial reporting and will make appropriate changes as NFP is integrated into the Company’s internal controls over financial reporting. There were no other changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and the risk factors set forth under the headings “Risks Related to Aon and the NFP business after Completion of the Transaction” and Risks Related to NFP’s Business in our registration statement on Form S-4 effective April 23, 2024, which are incorporated by reference herein, reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/24 - 4/30/24	363,783	$306.75	363,783	$2,955,678,198
5/1/24 - 5/31/24	135,276	$283.93	135,276	$2,917,269,662
6/1/24 - 6/30/24	339,600	$294.45	339,600	$2,817,273,245
	838,659	$298.09	838,659	$2,817,273,245
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2024.
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

Aon plc
(Registrant)

July 26, 2024	By:	/s/ Michael Neller
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

10.2#
Letter Agreement, dated as of May 30, 2024, by and between Aon Corporation and Edmund Reese (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on June 4, 2024).

10.3#
Amendment to International Assignment Letter, dated June 24, 2024, between Aon Corporation and Greg Case (Incorporated by reference to Exhibit 10.1 to Aon plc’s Current Report on Form 8-K filed with the SEC on June 26, 2024).

10.4#+
Transition Agreement, dated June 24, 2024, between Aon Corporation and Christa Davies (Incorporated by reference to Exhibit 10.2 to Aon plc’s Current Report on Form 8-K filed with the SEC on June 26, 2024).

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

10.7
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
* Filed herewith
# Indicates a management contract or compensatory plan or arrangement
+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.