Form 10-Q
period 2024-09-30
Aon plc
filed 2024-10-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc
(Exact Name of Registrant as Specified in Its Charter)

IRELAND	98-1539969
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

15 George's Quay, Dublin 2, Ireland	D02 VR98
(Address of principal executive offices)	(Zip Code)

+353 1 266 6000
(Registrant’s Telephone Number,
Including Area Code)

Metropolitan Building, James Joyce Street
Dublin 1, Ireland
D01 K0Y8
(Former name, former address and former fiscal year, if changed since last report)

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 24, 2024: 216,266,278

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
•the impact of legal proceedings and other contingencies, including those arising from acquisition or disposition transactions, errors and omissions and other claims against us (including proceedings and contingencies relating to transactions for which capital was arranged by Vesttoo Ltd. or related to actions we may take in being responsible for making decisions on behalf of clients in our investment businesses or in other advisory services that we currently provide, or may provide in the future);
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
•international risks associated with our global operations, including impacts from military conflicts or political instability, such as the ongoing Russian war in Ukraine and the conflicts in the Middle East;
•the effects of natural or human-caused disasters, including the effects of health pandemics and the impacts of climate-related events;
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

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
ASC	Accounting Standards Codification
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ESG	Environmental, Social, and Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
LOC	Letter of Credit
OECD	Organisation for Economic Co-operation and Development
P&C	Property and Casualty
ROU	Right-of-Use
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2024	2023	2024	2023
Revenue
Total revenue	$3,721	$2,953	$11,551	$10,001
Expenses
Compensation and benefits	2,150	1,685	6,163	5,231
Information technology	141	135	397	403
Premises	88	74	241	217
Depreciation of fixed assets	47	42	136	119
Amortization and impairment of intangible assets	174	20	318	70
Other general expense	429	300	1,232	949
Accelerating Aon United Program expenses	69	6	320	6
Total operating expenses	3,098	2,262	8,807	6,995
Operating income	623	691	2,744	3,006
Interest income	4	9	63	19
Interest expense	(213)	(119)	(582)	(360)
Other income (expense)	35	(21)	346	(105)
Income before income taxes	449	560	2,571	2,560
Income tax expense	94	93	585	439
Net income	355	467	1,986	2,121
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	12	11	48	55
Net income attributable to Aon shareholders	$343	$456	$1,938	$2,066

Basic net income per share attributable to Aon shareholders	$1.58	$2.25	$9.24	$10.10
Diluted net income per share attributable to Aon shareholders	$1.57	$2.23	$9.20	$10.03
Weighted average ordinary shares outstanding - basic	217.4	202.9	209.7	204.6
Weighted average ordinary shares outstanding - diluted	218.4	204.6	210.6	206.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2024	2023	2024	2023
Net income	$355	$467	$1,986	$2,121
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	12	11	48	55
Net income attributable to Aon shareholders	343	456	1,938	2,066
Other comprehensive income, net of tax:
Change in fair value of financial instruments	8	(5)	84	6
Foreign currency translation adjustments	349	(257)	129	(29)
Postretirement benefit obligation	—	20	39	66
Total other comprehensive income (loss)	357	(242)	252	43
Less: Other comprehensive income attributable to noncontrolling interests	—	(1)	—	(1)
Total other comprehensive income (loss) attributable to Aon shareholders	357	(241)	252	44
Comprehensive income attributable to Aon shareholders	$700	$215	$2,190	$2,110
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,103	$778
Short-term investments	196	369
Receivables, net	4,004	3,254
Fiduciary assets	17,596	16,307
Other current assets	754	996
Total current assets	23,653	21,704
Goodwill	15,612	8,414
Intangible assets, net	6,789	234
Fixed assets, net	650	638
Operating lease right-of-use assets	737	650
Deferred tax assets	1,209	1,195
Prepaid pension	650	618
Other non-current assets	585	506
Total assets	$49,885	$33,959

Liabilities, redeemable noncontrolling interests, and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,588	$2,262
Short-term debt and current portion of long-term debt	—	1,204
Fiduciary liabilities	17,596	16,307
Other current liabilities	1,914	1,878
Total current liabilities	22,098	21,651
Long-term debt	17,090	9,995
Non-current operating lease liabilities	712	641
Deferred tax liabilities	1,086	115
Pension, other postretirement, and postemployment liabilities	1,168	1,225
Other non-current liabilities	1,178	1,074
Total liabilities	43,332	34,701

Redeemable noncontrolling interests	135	—

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2024 - 216.5; 2023 - 198.6)	2	2
Additional paid-in capital	13,045	6,944
Accumulated deficit	(2,682)	(3,399)
Accumulated other comprehensive loss	(4,121)	(4,373)
Total Aon shareholders' equity (deficit)	6,244	(826)
Nonredeemable noncontrolling interests	174	84
Total equity (deficit)	6,418	(742)
Total liabilities, redeemable noncontrolling interests and equity (deficit)	$49,885	$33,959
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2024	198.6	$6,946	$(3,399)	$(4,373)	$84	$(742)
Net income	—	—	1,071	—	22	1,093
Shares issued - employee stock compensation plans	0.8	(104)	—	—	—	(104)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.615 per share)	—	—	(122)	—	—	(122)
Net change in fair value of financial instruments	—	—	—	75	—	75
Net foreign currency translation adjustments	—	—	—	(132)	—	(132)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2024	198.6	$6,971	$(2,700)	$(4,404)	$105	$(28)
Net income	—	—	524	—	12	536
Shares issued - NFP Transaction	19.0	5,882	—	—	—	5,882
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	117	—	—	—	117
Dividends to shareholders ($0.675 per share)	—	—	(148)	—	—	(148)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(88)	—	(88)
Net postretirement benefit obligation	—	—	—	13	—	13
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	—	—	—	86	86
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(35)	(35)
Adjustments to redeemable noncontrolling interests	—	(13)	—	—	—	(13)
Balance at June 30, 2024	217.2	$12,912	$(2,574)	$(4,478)	$168	$6,028
Net income (1)	—	—	343	—	11	354
Shares issued - employee stock compensation plans	0.2	20	—	—	—	20
Shares repurchased	(0.9)	—	(304)	—	—	(304)
Share-based compensation expense	—	114	—	—	—	114
Dividends to shareholders ($0.675 per share)	—	—	(147)	—	—	(147)
Net change in fair value of financial instruments	—	—	—	8	—	8
Net foreign currency translation adjustments	—	—	—	349	—	349
Net postretirement benefit obligation	—	—	—	—	—	—
Purchases of subsidiary shares from noncontrolling interests	—	1	—	—	—	1
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(5)	(5)
Balance at September 30, 2024	216.5	$13,047	$(2,682)	$(4,121)	$174	$6,418
(1)The Company’s Net income totaled $355 million for the quarter ended September 30, 2024, which included $1 million of Net income related to redeemable noncontrolling interests.

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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2024	2023
Cash flows from operating activities
Net income	$1,986	$2,121
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(333)	—
Depreciation of fixed assets	136	119
Amortization and impairment of intangible assets	318	70
Share-based compensation expense	361	321
Deferred income taxes	(146)	(232)
Other, net	(126)	28
Change in assets and liabilities:
Receivables, net	(384)	(290)
Accounts payable and accrued liabilities	(36)	(357)
Accelerating Aon United Program liabilities	43	—
Current income taxes	(119)	58
Pension, other postretirement and postemployment liabilities	(25)	3
Other assets and liabilities	160	333
Cash provided by operating activities	1,835	2,174
Cash flows from investing activities
Proceeds from investments	186	59
Purchases of investments	(136)	(61)
Net sales of short-term investments - non fiduciary	182	274
Acquisition of businesses, net of cash and funds held on behalf of clients	(3,011)	(18)
Sale of businesses, net of cash and funds held on behalf of clients	686	1
Capital expenditures	(163)	(203)
Cash provided by (used for) investing activities	(2,256)	52
Cash flows from financing activities
Share repurchase	(800)	(1,950)
Proceeds from issuance of shares	61	63
Cash paid for employee taxes on withholding shares	(190)	(232)
Commercial paper issuances, net of repayments	(591)	(274)
Issuance of debt	7,926	744
Repayment of debt	(4,878)	—
Increase in fiduciary liabilities, net of fiduciary receivables	609	870
Cash dividends to shareholders	(416)	(366)
Redeemable and non-redeemable noncontrolling interests, and other financing activities	(156)	(56)
Cash provided by (used for) financing activities	1,565	(1,201)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	177	(57)
Net increase in cash and cash equivalents and funds held on behalf of clients	1,321	968
Cash, cash equivalents and funds held on behalf of clients at beginning of period	7,722	7,076
Cash, cash equivalents and funds held on behalf of clients at end of period	$9,043	$8,044
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,103	$808
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	—	6
Funds held on behalf of clients	7,940	7,230
Total cash and cash equivalents and funds held on behalf of clients	$9,043	$8,044
Supplemental disclosures:
Interest paid	$538	$309
Income taxes paid, net of refunds	$850	$613
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2024.
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
2. Accounting Principles and Practices
The Company has not made any changes in our significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, except for those described below, which have been added in connection with the acquisition of NFP.
Summary of Significant Accounting Principles and Practices
Contingent Consideration
Contingent consideration may be paid to the former owners of the business and typically will involve the acquired entity reaching specific financial results over a designated period. Contingent consideration payables are recorded at fair value and are included in the purchase price consideration at the time of the acquisition. Subsequent changes in the fair value of contingent consideration obligations are recorded in the Consolidated Statements of Income. The fair value of contingent consideration payables is based on the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business and measured against performance targets specified in each purchase agreement. Contingent consideration liabilities are classified as Level 3 in the fair value hierarchy due to the Company’s reliance on unobservable inputs.
Principles of Consolidations
The accompanying Condensed Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. If the Company is the primary beneficiary of a VIE, the Company consolidates the entity and reflects any relevant noncontrolling interest of other beneficiaries of that entity on the Statement of Consolidated Financial Position. Aon’s interest in VIEs as of September 30, 2024 predominantly relates to assets and liabilities acquired through the acquisition of NFP and are subject to purchase accounting adjustments. Total assets related to consolidated VIEs are approximately 1% of the Company’s Total assets on the Condensed Consolidated Statements of Financial Position for the period ended September 30, 2024.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent interests for certain consolidated entities which are subject to redemption rights held by the noncontrolling interests owners outside of the Company’s control at fixed or determinable prices and dates. The interests are initially recorded at fair value and in subsequent reporting periods are adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to additional paid-in capital or retained earnings, when appropriate, on the Consolidated Statements of Financial Position. The redeemable noncontrolling interests are considered temporary equity and reported outside of permanent equity on the Consolidated Statements of Financial Position. The interests are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of net income (loss) and distributions or its redemption value.
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued new accounting guidance, requiring new segment disclosures under ASC 280, Segment Reporting, including disclosure of significant segment expense categories and amounts that are regularly reported to the CODM and included in the segment’s profit or loss. Additionally, all disclosure requirements under ASC 280, including new requirements under this new guidance, will be required on an interim basis. The new guidance is effective for Aon for the year ended December 31, 2024 and interim periods thereafter. An entity will apply the new guidance on a retrospective basis for all periods presented. The Company is currently evaluating the impact the guidance will have on the Notes to Consolidated Financial Statements.
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

3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Commercial Risk Solutions	$1,852	$1,585	$5,675	$5,137
Reinsurance Solutions	503	465	2,305	2,149
Health Solutions	870	552	2,265	1,670
Wealth Solutions	499	352	1,332	1,054
Eliminations	(3)	(1)	(26)	(9)
Total revenue	$3,721	$2,953	$11,551	$10,001
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$2,083	$1,400	$5,432	$4,322
Americas other than United States	263	281	948	890
United Kingdom	437	396	1,568	1,456
Ireland	38	24	106	82
Europe, Middle East, & Africa other than United Kingdom and Ireland	492	479	2,267	2,093
Asia Pacific	408	373	1,230	1,158
Total revenue	$3,721	$2,953	$11,551	$10,001
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$264	$242	$370	$355
Additions	400	357	1,166	1,074
Amortization	(367)	(321)	(1,235)	(1,156)
Impairment	—	—	—	—
Foreign currency translation and other	5	(5)	1	—
Balance at end of period	$302	$273	$302	$273
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$196	$186	$195	$185
Additions	19	14	51	37
Amortization	(13)	(13)	(40)	(38)
Impairment	—	—	—	—
Foreign currency translation and other	—	(1)	(4)	2
Balance at end of period	$202	$186	$202	$186

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
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. For the three and nine months ended September 30, 2024, total Program costs incurred were $69 million and $320 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are primarily included in Accounts payable and accrued liabilities in the Condensed Consolidated Statements of Financial Position.
The changes in the Company’s liabilities for the Program as of September 30, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of January 1, 2024	$14	$86	$—	$100
Charges	87	173	60	320
Cash payments	(63)	(120)	—	(183)
Foreign currency translation and other	—	2	—	2
Non-cash charges (1)	(24)	(10)	(60)	(94)
Liability balance as of September 30, 2024	$14	$131	$—	$145
Total costs incurred from inception to date	$101	$276	$78	$455
(1)During the three and nine months ended September 30, 2024, the Company recognized $4 million and $24 million, respectively, of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At September 30, 2024, Cash and cash equivalents and Short-term investments were $1.3 billion compared to $1.1 billion at December 31, 2023. Of the total balances, $121 million and $120 million were restricted as to their use at September 30, 2024 and December 31, 2023, respectively. Included within Short-term investments as of September 30, 2024 and December 31, 2023, were £61 million ($82 million at September 30, 2024 exchange rates) and £63 million ($80 million at December 31, 2023 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain from sales of businesses	$76	$—	$333	$—
Equity earnings	2	2	5	4
Extinguishment of debt	(1)	—	(7)	—
Pension and other postretirement	(14)	(18)	(35)	(78)
Foreign currency remeasurement	(30)	8	(21)	(48)
Financial instruments and other (1)	2	(13)	71	17
Total	$35	$(21)	$346	$(105)
(1)During the three and nine months ended September 30, 2024, a $2 million and $84 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$87	$83	$79	$76
Provision	2	3	13	12
Accounts written off, net of recoveries	(6)	(2)	(8)	(5)
Foreign currency translation and other	2	(2)	1	(1)
Balance at end of period	$85	$82	$85	$82
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2024	December 31, 2023
Costs to fulfill contracts with customers (1)	302	370
Prepaid expenses	172	100
Taxes receivable	77	35
Assets held for sale	—	354
Other	203	137
Total	$754	$996
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2024	December 31, 2023
Costs to obtain contracts with customers (1)	$202	$195
Taxes receivable	89	100
Investments	87	45
Leases	13	26
Other	194	140
Total	$585	$506
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2024	December 31, 2023
Deferred revenue (1)	$312	$270
Leases	199	182
Taxes payable	186	291
Contingent consideration	111	—
Liabilities held for sale	—	69
Other	1,106	1,066
Total	$1,914	$1,878
(1)During the three and nine months ended September 30, 2024, revenue of $240 million and $618 million, respectively, was recognized in the Condensed Consolidated Statements of Income. During the three and nine months ended September 30, 2023, revenue of $158 million and $494 million, respectively, was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2024	December 31, 2023
Taxes payable (1)	$872	$827
Contingent consideration	135	—
Compensation and benefits	70	59
Deferred revenue	32	33
Leases	—	10
Other	69	145
Total	$1,178	$1,074
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
The Company completed eight and fifteen other acquisitions during the three and nine months ended September 30, 2024, respectively. Total consideration transferred for these acquisitions was $280 million and $396 million for the three and nine months ended September 30, 2024, respectively. The Company completed one and two acquisitions during the three and nine months ended September 30, 2023, respectively. Total consideration transferred was $14 million and $23 million for the three and nine months ended September 30, 2023, respectively.
Acquisition of NFP
The Company acquired 100% of the outstanding equity interests of NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate U.S. GAAP preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion used to settle indebtedness of NFP and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. In addition, the Company had other adjustments of $3.9 billion for cash and certain assumed liabilities. As part of the NFP Transaction, the Company acquired certain less-than-wholly owned entities, resulting in the recognition of noncontrolling interests which are described further below.
The Company financed the NFP Transaction, in part, with the net proceeds from Senior Notes issued on March 1, 2024 totaling to an aggregate amount of $6.0 billion and proceeds from a $2.0 billion delayed draw term loan which was drawn on April 25, 2024. Refer to Note 9 “Debt” for further information.

Aon accounted for its business combinations under the acquisition method of accounting. The acquisition method requires the Company to measure identifiable assets acquired and liabilities assumed at their fair values as of the Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of intangible assets acquired requires significant judgements, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgements could produce materially different results. The preliminary fair values of consideration transferred, assets acquired, liabilities assumed, and redeemable and nonredeemable noncontrolling interests are subject to adjustment when purchase accounting is finalized. The following table includes these amounts recognized as a result of the Company’s acquisitions (in millions):

	Nine months ended September 30, 2024
	NFP Acquisition	Other Acquisitions	Total
Consideration transferred:
Cash	$3,247	$377	$3,624
Deferred and contingent consideration	—	19	19
Class A ordinary shares issued	5,882	—	5,882
Aggregate consideration transferred	$9,129	$396	$9,525
Assets acquired:
Cash and cash equivalents	$293	$5	$298
Receivables	325	28	353
Fiduciary assets (1)	411	54	465
Goodwill	6,987	205	7,192
Other intangible assets:
Customer-related and contract-based	5,825	207	6,032
Tradenames	800	1	801
Technology and other	25	1	26
Operating lease right-of-use assets	140	4	144
Current assets	3	6	9
Non-current assets	169	2	171
Total assets acquired	14,978	513	15,491
Liabilities assumed:
Accounts payable and accrued liabilities	$283	$32	$315
Fiduciary liabilities	411	54	465
Current liabilities	232	2	234
Long-term debt	3,422	—	3,422
Non-current operating lease liabilities	125	3	128
Deferred tax liabilities	1,038	24	1,062
Non-current liabilities	145	2	147
Total liabilities assumed	5,656	117	5,773
Less: Fair value of redeemable noncontrolling interests (2)	(108)	—	(108)
Less: Fair value of nonredeemable noncontrolling interests	(85)	—	(85)
Net assets acquired	$9,129	$396	$9,525
(1)Includes $315 million of funds held on behalf of clients.
(2)The fair value of the noncontrolling interests acquired was estimated using a discounted cash flow model under the income approach and used estimated financial projections developed by management applying market participant assumptions.
During the quarter ended September 30, 2024, the Company made measurement period adjustments related to the NFP Transaction. Measurement period adjustments consisted of a decrease of acquired assets of $106 million primarily related to a decrease in the fair value of acquired notes receivable (recorded within other current assets), a decrease of assumed liabilities of $77 million primarily related to a decrease of deferred tax liabilities resulting from an adjustment to deferred state tax rates and deferred taxes recorded on other measurement period adjustments, and a $5 million increase in the fair value of redeemable noncontrolling interests. Collectively, these adjustments resulted in a $34 million increase to goodwill. The net income effect associated with the measurement period adjustments during the three months ended September 30, 2024 was immaterial.
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
The fair value of the assets acquired and liabilities assumed in the NFP Transaction approximated their carrying values as of the Acquisition Date with the exception of certain intangible assets acquired and liabilities assumed. The Company used independent third-party valuation specialists to assist in determining the fair value of these intangible assets and liabilities. Provisional estimates of fair value are established at the time of the NFP Transaction. Such estimates are preliminary in nature and, therefore, could be subject to material adjustments. Any necessary adjustments must be finalized within one year of the Acquisition Date. There are significant estimates used in determining the fair values of certain intangible assets acquired, which consist of customer-related and contract-based assets, tradename, and technology, as well as certain liabilities assumed, which consist of contingent consideration obligations.
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
•Contingent Consideration: The fair value of assumed contingent consideration was estimated based on a Monte Carlo simulation in a risk-neutral framework. Key assumptions for estimating fair value include projected revenue and EBITDA, as well as the discount rate and volatility associated with the relevant metric. Contingent consideration liabilities are classified as Level 3 because of the Company’s reliance on unobservable inputs.
The estimates described above directly impact the amount of identified intangible assets recognized and the related amortization expense in future periods as well as certain liabilities assumed. Intangible assets acquired had a weighted average useful economic life of 19 years. As of September 30, 2024, the aggregate intangible assets relating to the NFP Transaction of approximately $6.7 billion were recorded in Intangible assets, net on the Condensed Consolidated Balance Sheets. These amounts are considered preliminary and, therefore, the Company may refine estimates and adjust the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the Acquisition Date. These adjustments are made in the period in which the amounts are determined, and the current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
For the three and nine months ended September 30, 2024, the Company recognized less than $1 million and $90 million, respectively, of transaction costs in Other general expenses. Additional transaction costs include $6 million of debt extinguishment charges recognized in Other income (expense) in the second quarter of 2024 in connection with the extinguishment of assumed long-term debt through cash tender offers on April 26, 2024.
The Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2024 include the operations of NFP from the Acquisition Date. The following table presents the NFP revenue and earnings as reported in the Company’s Condensed Consolidated Statements of Income (in millions):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$601	$1,043
Net loss attributable to Aon shareholders	$(19)	$(38)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,721	$3,506	$12,249	$11,605
Net income attributable to Aon shareholders	343	328	1,745	1,596
The unaudited pro forma financial information is based on historical information of the Company and NFP, along with certain material pro forma adjustments. The material pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) interest expense to reflect Aon’s borrowings under the Senior Notes offering and delayed draw term loan; (iii) increased compensation expense relating to the issuance of certain cash and equity plans related to the NFP Transaction; (iv) nonrecurring transaction costs; (v) accounting policy alignment adjustments, and (vi) income tax impact of the aforementioned pro forma adjustments. In addition, during the three months ended September 30, 2024, the Company reflected pro forma adjustments related to measurement period adjustments.
Completed Dispositions
The Company completed two and five dispositions during the three and nine months ended September 30, 2024, respectively, and no dispositions during the three and nine months ended September 30, 2023.
There were $76 million and $333 million of pretax gains recognized related to dispositions for the three and nine months ended September 30, 2024, respectively. There were no pretax gains recognized related to dispositions for the three and nine months ended September 30, 2023. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. There were no losses related to dispositions for the three months ended September 30, 2024 and $2 million in losses for the nine months ended September 30, 2024 recognized in Accelerating Aon United Program expenses in the Condensed Consolidated Statements of Income. There were no losses related to dispositions recognized for the three and nine months ended September 30, 2023.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the three and nine months ended September 30, 2024, the Company earned $2 million and $84 million, respectively, of deferred consideration from the Buyer and the other designated purchasers.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2024 are as follows (in millions):

Balance as of December 31, 2023	$8,414
Goodwill related to current year acquisitions	7,192
Goodwill related to current year disposals	(82)
Foreign currency translation and other	88
Balance as of September 30, 2024	$15,612

Other intangible assets by asset class are as follows (in millions):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,931	$1,967	$5,964	$1,873	$1,686	$187
Tradenames	813	46	767	12	12	—
Technology and other	384	326	58	359	312	47
Total	$9,128	$2,339	$6,789	$2,244	$2,010	$234
The estimated future amortization for finite-lived intangible assets as of September 30, 2024 is as follows (in millions):

Remainder of 2024	$180
2025	751
2026	678
2027	616
2028	564
2029	521
Thereafter	3,479
Total	$6,789
9. Debt
Notes
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. As of September 30, 2024, Aon North America, Inc. repaid $850 million of the outstanding balance. The remaining outstanding balance is $1.2 billion. Aon plc incurred $1 million of debt extinguishment charges in the third quarter of 2024 related to the delayed draw term loan.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred $6 million of debt extinguishment charges in the second quarter of 2024 related to costs related to the NFP Transaction.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which that was used to pay a portion of the cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses.
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
Revolving Credit Facilities
As of September 30, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of September 30, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2024 and December 31, 2023, respectively.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Program”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($699 million at September 30, 2024 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at September 30, 2024. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	September 30, 2024	December 31, 2023
Commercial paper outstanding	$—	$597
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average commercial paper outstanding	$56	$316	$157	$381
Weighted average interest rate of commercial paper outstanding	5.51%	5.47%	5.62%	4.54%
10. Income Taxes
The effective tax rate on Net income was 20.9% and 22.8% for the three and nine months ended September 30, 2024, respectively. The effective tax rate on Net income was 16.6% and 17.1% for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2024, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments offset by the unfavorable impact of other discrete items.
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

Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty as to how the proposed Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2024 and future periods.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased (1)	0.9	2.6	2.5	6.1
Average price per share	$339.31	$330.98	$316.57	$321.40
Repurchase costs recorded to accumulated deficit	$304	$850	$804	$1,950
(1) Included in the 0.9 million and 2.5 million shares repurchased during the three and nine months ended September 30, 2024, respectively, were 10.5 thousand shares that did not settle until October 2024. These shares were settled at an average price per share of $345.04 and total cost of $3.6 million.
At September 30, 2024, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $2.5 billion. Under the Repurchase Program, the Company has repurchased a total of 171.6 million shares for an aggregate cost of approximately $25.0 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average ordinary shares outstanding	217.4	202.9	209.7	204.6
Dilutive effect of potentially issuable shares	1.0	1.7	0.9	1.4
Diluted weighted average ordinary shares outstanding	218.4	204.6	210.6	206.0
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were no shares and 0.1 million shares excluded from the calculation for the three and nine months ended September 30, 2024, respectively. There were no shares excluded from the calculation for the three and nine months ended September 30, 2023.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2024	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	85	129	(40)	174
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	106	105
Tax expense	—	—	(27)	(27)
Amounts reclassified from accumulated other comprehensive income (loss), net	(1)	—	79	78
Net current period other comprehensive income (loss)	84	129	39	252
Balance at September 30, 2024	$86	$(1,455)	$(2,752)	$(4,121)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2023	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications, net	1	(28)	(26)	(53)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	7	—	124	131
Tax expense	(2)	—	(32)	(34)
Amounts reclassified from accumulated other comprehensive income, net	5	—	92	97
Net current period other comprehensive income (loss)	6	(28)	66	44
Balance at September 30, 2023	$(5)	$(1,889)	$(2,685)	$(4,579)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	38	23	26	10	10
Expected return on plan assets, net of administration expenses	(48)	(49)	(33)	(29)	(14)	(12)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	21	19	7	8	4	3
Net periodic (benefit) cost	11	9	(3)	5	—	1
Loss on pension settlement	—	—	—	—	—	—
Total net periodic (benefit) cost	$11	$9	$(3)	$5	$—	$1

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	108	110	69	78	29	30
Expected return on plan assets, net of administration expenses	(142)	(143)	(101)	(89)	(41)	(36)
Amortization of prior-service cost	2	2	—	—	—	—
Amortization of net actuarial loss	62	56	22	25	10	10
Net periodic (benefit) cost	30	25	(10)	14	(2)	4
Loss on pension settlement	—	—	—	—	—	27
Total net periodic (benefit) cost	$30	$25	$(10)	$14	$(2)	31
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contributions to U.K. pension plans	$1	$1	$3	$3
Contributions to U.S. pension plans	13	6	31	27
Contributions to other major pension plans	2	2	9	10
Total contributions	$16	$9	$43	$40

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Foreign exchange contracts
Accounted for as hedges	$668	$1,724	$45	$34	$—	$2
Not accounted for as hedges (3)	434	382	—	2	1	1
Total	$1,102	$2,106	$45	$36	$1	$3
(1)Included within Other current assets ($27 million at September 30, 2024 and $17 million at December 31, 2023) or Other non-current assets ($18 million at September 30, 2024 and $19 million at December 31, 2023).
(2)Included within Other current liabilities ($1 million at September 30, 2024 and $3 million at December 31, 2023).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) recognized in Accumulated other comprehensive loss	$13	$(8)	$114	$1
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gain (loss) recognized in Total revenue	$2	$(1)	$—	$(7)
Interest expense	$1	$—	$1	$—
Total	$3	$(1)	$1	$(7)
The Company estimates that approximately $14 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and nine months ended September 30, 2024, the Company recorded gain of $9 million and $0 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2023, the Company recorded a loss of $13 million and a gain of $24 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in millions):

		Fair Value Measurements Using
	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,368	$3,368	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$66	$—	$66	$—
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$22	$—	$22	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds (1)	$3,204	$3,204	$—	$—
Other investments
Government bonds	$1	$—	$1	$—
Derivatives (2)
Gross foreign exchange contracts	$49	$—	$49	$—
Liabilities			0
Derivatives (2)
Gross foreign exchange contracts	$16	$—	$16	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2024 or 2023. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2024 or 2023 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$—	$—	$600	$595
Long-term debt	$17,090	$16,842	$9,995	$9,223
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. Finally, in April 2021, representatives of 16 passengers issued a claim against Aon in the High Court in England seeking damages under the Fatal Accidents Act 1976 in the sum of £29 million ($39 million at September 30, 2024 exchange rates). In February 2024, the claim brought by representatives of 16 passengers in the High Court in England was dismissed pursuant to an agreement among the parties. In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $149 million at September 30, 2024, and $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $133 million at September 30, 2024 compared to $194 million at December 31, 2023.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2024 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2024 financial results.
•Revenue increased $768 million, or 26%, to $3.7 billion compared to the prior year period, reflecting 7% organic revenue growth and acquired revenues from NFP. For the first nine months of 2024, revenue increased $1.6 billion, or 15%, to $11.6 billion compared to the prior year period due primarily to organic revenue growth of 6% and acquired revenues from the acquisition of NFP, driven by net new business and ongoing strong retention.
•Total operating expenses in the third quarter increased $836 million, or 37%, to $3.1 billion compared to the prior year period, due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in intangible asset amortization associated with the acquisition of NFP, an increase in expense associated with 7% organic revenue growth, Accelerating Aon United restructuring program charges, and investments in long-term growth, partially offset by $25 million of restructuring savings realized in the quarter. Operating expenses for the first nine months of 2024 were $8.8 billion, an increase of $1.8 billion, or 26%, compared to the prior year period due primarily to the inclusion of NFP’s operating expenses, an increase in expense associated with 6% organic revenue growth, Accelerating Aon United restructuring charges, and transaction and integration costs, partially offset by $70 million of restructuring savings.
•Operating margin decreased to 16.7% from 23.4% in the prior year period. The decrease was driven by an increase in operating expenses as previously described, partially offset by total revenue growth of 26%. Operating margin for the first nine months of 2024 decreased to 23.8% from 30.1% in the prior period. The decrease was primarily driven by an increase in operating expenses as previously described and partially offset by total revenue growth of 15%.
•Due to the factors set forth above, net income decreased $112 million, or 24%, to $355 million compared to the prior year period. For the first nine months of 2024, net income decreased $135 million, or 6%, to $2.0 billion compared to the first nine months of 2023.
•Diluted earnings per share was $1.57 compared to $2.23 per share for the prior year period. During the first nine months of 2024, diluted earnings per share was $9.20 compared to $10.03 per share for the prior period.
•Cash flows provided by operating activities was $1.8 billion for the first nine months of 2024, a decrease of $339 million from the prior year period, primarily due to higher cash taxes, and payments related to restructuring, legal settlement expenses, transaction and integration costs, and higher receivables, including from NFP, partially offset by strong adjusted operating income growth.
We focus on four key metrics, which are not presented in accordance with U.S. GAAP, that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2024:
•Organic revenue growth is a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth.” Organic revenue growth was 7% for the third quarter of 2024, driven by net new business and ongoing strong retention. Organic revenue growth was 6% for the first nine months of 2024, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 24.6% for the third quarter of 2024 compared to 24.3% in the prior year period. The increase in adjusted operating income reflects the impact from NFP, organic revenue growth, net restructuring savings and increased fiduciary investment income, partially offset by increased expenses and investments in long-term growth. For the first nine months of 2024, adjusted operating margin was flat at 30.8% compared to the prior year period.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $2.72 per share for the third quarter of 2024 and $11.16 per share for the first nine months of 2024, compared to $2.32 and $10.26 per share for the respective prior year periods.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” decreased in the first nine months of 2024 by $299 million from the prior year period, to $1.7 billion, reflecting a decrease in cash flows from operations, partially offset by a $40 million decrease in capital expenditures compared to the prior year period, which was elevated due to the timing of projects and investments within the year.
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
ACQUISITION OF NFP
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp. in a cash-and-stock merger for an aggregate U.S. GAAP preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. In addition, the Company had other adjustments of $3.9 billion for cash and certain assumed liabilities.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Total revenue	$3,721	$2,953	$11,551	$10,001
Expenses
Compensation and benefits	2,150	1,685	6,163	5,231
Information technology	141	135	397	403
Premises	88	74	241	217
Depreciation of fixed assets	47	42	136	119
Amortization and impairment of intangible assets	174	20	318	70
Other general expense	429	300	1,232	949
Accelerating Aon United Program expenses	69	6	320	6
Total operating expenses	3,098	2,262	8,807	6,995
Operating income	623	691	2,744	3,006
Interest income	4	9	63	19
Interest expense	(213)	(119)	(582)	(360)
Other income (expense)	35	(21)	346	(105)
Income before income taxes	449	560	2,571	2,560
Income tax expense	94	93	585	439
Net income	355	467	1,986	2,121
Less: Net income attributable to redeemable and non-redeemable noncontrolling interests	12	11	48	55
Net income attributable to Aon shareholders	$343	$456	$1,938	$2,066
Diluted net income per share attributable to Aon shareholders	$1.57	$2.23	$9.20	$10.03
Weighted average ordinary shares outstanding - diluted	218.4	204.6	210.6	206.0
Revenue
Total revenue increased $768 million, or 26%, to $3.7 billion, compared to the prior year period, due to acquired revenues from the acquisition of NFP and organic revenue growth of 7%, driven by net new business and ongoing strong retention. For the first nine months of 2024, revenue increased $1.6 billion, or 15%, to $11.6 billion compared to the prior year period. This increase reflects organic revenue growth of 6% and the acquired revenues from the acquisition of NFP.
Commercial Risk Solutions revenue increased $267 million, or 17%, to $1.9 billion in the third quarter of 2024, primarily related to acquired revenues from the acquisition of NFP and 6% organic revenue growth, compared to $1.6 billion in the third quarter of 2023. Organic revenue growth was 6% in the third quarter of 2024, reflecting mid-single-digit or greater increases across all major geographies, and in NFP, driven by net new business and ongoing strong retention. Results reflect strong growth in North America driven by strength in core P&C, which includes the majority of NFP’s Commercial Risk solutions, and a double-digit increase in M&A services. On average globally, exposures were modestly positive and aggregate pricing was flat, resulting in modestly positive market impact. For the first nine months of 2024, revenue increased $538 million, or 10% to $5.7 billion, compared to $5.1 billion in the first nine months of 2023. Organic revenue growth was 5% in the first nine months of 2024, reflecting growth across all major geographies, driven by net new business and strong retention.
Reinsurance Solutions revenue increased $38 million, or 8%, to $503 million in the third quarter of 2024, compared to $465 million in the third quarter of 2023. Organic revenue growth was 7% in the third quarter of 2024, reflecting double-digit increase in facultative placements, as well as strength in treaty, driven by net new business and ongoing strong retention. Market impact was modestly positive on results in the quarter. The majority of revenue in our treaty portfolio is recurring in nature and is recorded in connection with the major renewal periods that take place throughout the first half of the year. For the first nine months of 2024, revenue increased $156 million, or 7%, to $2.3 billion, compared to $2.1 billion in the first nine months of 2023. Organic revenue growth was 7% in the first nine months of 2024, reflecting strong growth in treaty, driven by net new business and strong retention, and facultative placements.
Health Solutions revenue increased $318 million, or 58%, to $870 million in the third quarter of 2024, primarily related to acquired revenues from the acquisition of NFP and 9% organic revenue growth, compared to $552 million in the third quarter of 2023. Organic revenue growth was 9% in the third quarter of 2024, reflecting strong growth globally in core health and benefits brokerage, which includes the majority of NFP’s Health solutions, driven by net new business and ongoing strong retention. The core performance was highlighted by double-digit growth in EMEA, Asia and the Pacific, and Latin America. Results also reflect double-digit growth in Talent, with strong demand for talent analytics, solid growth in NFP, and slower growth in executive benefits. For the first nine months of 2024, revenue increased $595 million, or 36%, to $2.3 billion, compared to the first nine months of 2023. Organic revenue growth was 7% in the first nine months of 2024, reflecting strong growth globally in core health and benefits brokerage.
Wealth Solutions revenue increased $147 million, or 42%, to $499 million in the third quarter of 2024, primarily related to acquired revenues from the acquisition of NFP and 7% organic revenue growth, compared to $352 million in the third quarter of 2023. Organic revenue growth was 7% in the third quarter of 2024, reflecting strength in Retirement, driven by advisory demand and project-related work related to pension de-risking and the ongoing impact of regulatory changes. Strong growth in Investments, which includes the majority of NFP’s Wealth solutions, was highlighted by strong revenue growth within NFP, driven by net asset inflows and market performance. For the first nine months of 2024, revenue increased $278 million, or 26%, to $1.3 billion, compared to $1.1 billion in the first nine months of 2023. Organic revenue growth was 7% in the first nine months of 2024, reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes, and modest growth in Investments.
Compensation and Benefits
Compensation and benefits expense increased $465 million, or 28%, and compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP and expense associated with 7% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions. For the first nine months of 2024, compensation and benefits increased $932 million, or 18%, compared to the first nine months of 2023. The increase was primarily driven by the inclusion of ongoing operating expenses from NFP and an increase in expense associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology expenses, which represent costs associated with supporting and maintaining our infrastructure, increased $6 million, or 4%, compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP, partially offset by efficiencies from our Aon Business Services operating platform and savings from Accelerating Aon United restructuring actions. For the first nine months of 2024, information technology expenses decreased $6 million, or 1%, compared to the first nine months of 2023. The decrease was due primarily to efficiencies from our Aon Business Services operating platform and savings from Accelerating Aon United restructuring actions, partially offset by the inclusion of operating expenses from NFP.
Premises
Premises expenses, which represent the cost of occupying offices in various locations throughout the world, increased $14 million, or 19%, in the third quarter of 2024 and increased $24 million, or 11% for the first nine months of 2024, each compared to the prior year period, due primarily to the inclusion of operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and automobiles. Depreciation of fixed assets increased $5 million, or 12%, in the third quarter of 2024 and increased $17 million, or 14% for the first nine months of 2024, each compared to the prior year period due primarily to the inclusion of operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangible assets primarily relates to finite-lived customer-related and contract-based assets as well as technology and other assets. Amortization and impairment of intangible assets increased $154 million, or

770% in the third quarter of 2024 and increased $248 million, or 354% for the first nine months of 2024, each compared to the prior year period due primarily to an increase in intangible assets related to the NFP acquisition.
Other General Expense
Other general expenses increased $129 million, or 43%, in the third quarter of 2024 and increased $283 million, or 30% for the first nine months of 2024, due primarily to the inclusion of ongoing operating expenses from NFP and transaction and integration costs.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses increased $63 million and $314 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year period relating to technology and other costs, workforce optimization, and asset impairments.
Interest Income
Interest income represents income, net of expense, earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. During the third quarter of 2024, interest income decreased from $5 million to $4 million and for the first nine months of 2024, interest income increased $44 million to $63 million compared to the prior year period primarily reflecting interest earned on the investment of $5 billion of term debt proceeds, which were ultimately used to fund the purchase of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $94 million to $213 million during the third quarter of 2024 compared to the prior year period, reflecting an increase in total debt, primarily to fund the purchase of NFP, and higher interest rates. For the first nine months of 2024, interest expense increased $222 million to $582 million compared to the prior year period. The increase was driven primarily by an increase in total debt outstanding, primarily to fund the purchase of NFP, and higher interest rates.
Other Income (Expense)
Other income was $35 million for the third quarter of 2024 compared to Other expense of $21 million for the third quarter of 2023. The increase was primarily driven by a gain on the sale of businesses, offset by the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. Other income was $346 million for the first nine months of 2024 compared to Other expense of $105 million for the first nine months of 2023. The increase was primarily due to a gain on the sale of businesses.
Income before Income Taxes
Due to the factors discussed above, Income before income taxes for the third quarter of 2024 was $449 million, a 20% decrease from $560 million in the third quarter of 2023. For the first nine months of 2024, Income before income taxes was $2.6 billion, flat compared to the first nine months of 2023.
Income Taxes
The effective tax rate on Net income was 20.9% and 22.8% for the three and nine months ended September 30, 2024, respectively. The effective tax rate on Net income was 16.6% and 17.1% for the three and nine months ended September 30, 2023, respectively.
For the three and nine months ended September 30, 2024, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments offset by the unfavorable impact of other discrete items.
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

Ireland, the U.K., and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that are consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty as to how the proposed Pillar Two tax regime and the OECD’s past and potentially future Pillar Two guidance will ultimately apply to the Company. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2024 and future periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2024 decreased to $343 million, or $1.57 per diluted share, from $456 million, or $2.23 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2024 decreased $128 million to $1.9 billion, or $9.20 per diluted share, from $10.03 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended September 30,
	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$1,852	$1,585	17%	—%	—%	11%	6%
Reinsurance Solutions	503	465	8	—	1	—	7
Health Solutions	870	552	58	(1)	—	50	9
Wealth Solutions	499	352	42	1	—	34	7
Eliminations	(3)	(1)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,721	$2,953	26%	—%	—%	19%	7%

	Nine Months Ended September 30,
	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Revenue
Commercial Risk Solutions	$5,675	$5,137	10%	—%	—%	5%	5%
Reinsurance Solutions	2,305	2,149	7	—	1	(1)	7
Health Solutions	2,265	1,670	36	—	—	29	7
Wealth Solutions	1,332	1,054	26	1	—	18	7
Eliminations	(26)	(9)	N/A	N/A	N/A	N/A	N/A
Total revenue	$11,551	$10,001	15%	—%	—%	9%	6%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2024 and 2023, was $85 million and $80 million, respectively. Fiduciary investment income for the nine months ended September 30, 2024 and 2023 was $239 million and $196 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$3,721	$2,953	$11,551	$10,001

Operating income	$623	$691	$2,744	$3,006
Amortization and impairment of intangible assets	174	20	318	70
Changes in the fair value of contingent consideration	14	—	32	—
Accelerating Aon United Program expenses (1)	69	6	320	6
Transaction and integration costs (2)	35	—	145	—
Adjusted operating income	$915	$717	$3,559	$3,082

Operating margin	16.7%	23.4%	23.8%	30.1%
Adjusted operating margin	24.6%	24.3%	30.8%	30.8%
(1)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
(2)On April 25, 2024, the Company completed the acquisition of NFP. As part of the acquisition, Aon incurred $35 million and $151 million of transaction and integration costs during the three and nine months ended September 30, 2024, respectively. Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the acquisition. Less than $1 million of transaction costs were recognized for the three months ended September 30, 2024. For the nine months ended September 30, 2024, $90 million of transaction costs were recognized in Total operating expenses and $6 million were recognized in Other income (expense) related to the extinguishment of acquired NFP debt. The NFP acquisition also will result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $35 million and $55 million of integration costs in the three and nine months ended September 30, 2024, respectively.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$623	$292	$915
Interest income	4	—	4
Interest expense	(213)	—	(213)
Other income (expense) (1)	35	(2)	33
Income before income taxes	449	290	739
Income tax expense (2)	94	39	133
Net income	355	251	606
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders	$343	$251	$594

Diluted net income per share attributable to Aon shareholders	$1.57	$1.15	$2.72
Weighted average ordinary shares outstanding - diluted	218.4	—	218.4
Effective tax rates (2)	20.9%		18.0%

	Three Months Ended September 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$691	$26	$717
Interest income	9	—	9
Interest expense	(119)	—	(119)
Other income (expense)	(21)	—	(21)
Income before income taxes	560	26	586
Income tax expense (2)	93	8	101
Net income	467	18	485
Less: Net income attributable to noncontrolling interests	11	—	11
Net income attributable to Aon shareholders	$456	$18	$474

Diluted net income per share attributable to Aon shareholders	$2.23	$0.09	$2.32
Weighted average ordinary shares outstanding - diluted	204.6	—	204.6
Effective tax rates (2)	16.6%		17.2%

	Nine Months Ended September 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,744	$815	$3,559
Interest income	63	—	63
Interest expense	(582)	—	(582)
Other income (expense) (1)(3)(4)	346	(335)	11
Income before income taxes	2,571	480	3,051
Income tax expense (2)	585	67	652
Net income	1,986	413	2,399
Less: Net income attributable to noncontrolling interests	48	—	48
Net income attributable to Aon shareholders	$1,938	$413	$2,351

Diluted net income per share attributable to Aon shareholders	$9.20	$1.96	$11.16
Weighted average ordinary shares outstanding - diluted	210.6	—	210.6
Effective tax rates (2)	22.8%		21.4%

	Nine Months Ended September 30, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,006	$76	$3,082
Interest income	19	—	19
Interest expense	(360)	—	(360)
Other income (expense) (5)	(105)	27	(78)
Income before income taxes	2,560	103	2,663
Income tax expense (2)	439	55	494
Net income	2,121	48	2,169
Less: Net income attributable to noncontrolling interests	55	—	55
Net income attributable to Aon shareholders	$2,066	$48	$2,114

Diluted net income per share attributable to Aon shareholders	$10.03	$0.23	$10.26
Weighted average ordinary shares outstanding - diluted	206.0	—	206.0
Effective tax rates (2)	17.1%		18.6%
(1)During the three and nine months ended September 30, 2024, a $2 million and $84 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain pension settlements, Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain gains from dispositions, certain transaction and integration costs related to the acquisition of NFP, and changes in the fair value of contingent consideration, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(3)Adjusted Other income (expense) excluded gains from dispositions of $257 million related to the sale of a business for the nine months ended September 30, 2024.
(4)Adjusted Other income (expense) excluded $6 million of debt extinguishment charges related to the repayment of NFP debt, which is considered a transaction related cost incurred in the second quarter of 2024.
(5)To further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge of $27 million was recognized in the second quarter of 2023 which is excluded from adjusted other income (expense).

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

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$1,835	$2,174
Capital expenditures	(163)	(203)
Free cash flow	$1,672	$1,971
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
Currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.05 on net income per diluted share during the three and nine months ended September 30, 2024, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.20 on net income per diluted share during the three and nine months ended September 30, 2023, respectively, if 2022 results were translated at 2023 rates.
Currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.05 on adjusted diluted earnings per share during the three and nine months ended September 30, 2024, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.01 and an unfavorable impact of $0.20 on adjusted diluted earnings per share during the three and nine months ended September 30, 2023, respectively, if 2022 results were translated at 2023 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $7.9 billion and $6.9 billion at September 30, 2024 and December 31, 2023, respectively, and fiduciary receivables of $9.7 billion and $9.4 billion at September 30, 2024 and December 31, 2023, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2024, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2024 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,103	$—	$4,768	$5,871
Money market funds	—	196	3,172	3,368
Cash, Short-term investments, and funds held on behalf of clients	1,103	196	7,940	9,239
Fiduciary receivables	—	—	9,656	9,656
Total	$1,103	$196	$17,596	$18,895
A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$1,835	$2,174
Cash provided by (used for) investing activities	$(2,256)	$52
Cash provided by (used for) financing activities	$1,565	$(1,201)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$177	$(57)
Net increase in cash and cash equivalents and funds held on behalf of clients	$1,321	$968
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2024 decreased $339 million from the prior year period to $1.8 billion. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $43 million for the nine months ended September 30, 2024, as compared to $40 million for the nine months ended September 30, 2023. For the remainder of 2024, we expect to contribute approximately $25 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
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
The changes in the Company’s liabilities for the Program as of September 30, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2024	$14	$86	$—	$100
Charges	87	173	60	320
Cash payments	(63)	(120)	—	(183)
Foreign currency translation and other	—	2	—	2
Non-cash charges (1)	(24)	(10)	(60)	(94)
Liability balance as of September 30, 2024	$14	$131	$—	$145
Total costs incurred from inception to date	$101	$276	$78	$455
(1)During the three and nine months ended September 30, 2024, the Company recognized $4 million and $24 million, respectively, of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the AAU Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $900 million of cash charges and approximately $100 million of non-cash charges. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2024, total Program costs incurred were $69 million and $320 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. Expense savings resulting from Program actions are continuously being realized in 2024, including $25 million and $70 million of savings realized in the first three and nine months of 2024, respectively, the majority of which are recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities was $2.3 billion during the nine months ended September 30, 2024, a decrease of $2.3 billion compared to $52 million of Cash flow provided by investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
As of September 30, 2024, short-term investments decreased $173 million to $196 million compared to December 31, 2023. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.

Acquisitions and Dispositions of Businesses
During the first nine months of 2024, we completed sixteen acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $3.0 billion, which includes $4 million related to acquisitions completed in 2023. During the first nine months of 2023, we completed two acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $18 million, which included $2 million related to acquisitions completed in 2022.
During the first nine months of 2024, we completed five dispositions for $602 million, net of cash and funds held on behalf of clients. Additionally, we received $84 million of cash related to the deferred consideration earned in the first nine months of 2024 for the 2017 sale of the benefits administration and business process outsourcing business. During the first nine months of 2023, no businesses were sold, however, there was a $1 million impact, net of cash and funds held on behalf of clients, to the Condensed Consolidated Statements of Cash Flows related to dispositions completed in 2022.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $163 million and $203 million for the nine months ended September 30, 2024 and 2023, respectively, which primarily relate to the refurbishing and modernizing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy.
Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2024 was $1.6 billion compared to $1.2 billion of Cash flows used for financing activities in the prior year period. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, partially related to the cash tender offer for the NFP Notes, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares.
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares repurchased (1)	0.9	2.6	2.5	6.1
Average price per share	$339.31	$330.98	$316.57	$321.40
Repurchase costs recorded to accumulated deficit	$304	$850	$804	$1,950
(1) Included in the 0.9 million and 2.5 million shares repurchased during the three and nine months ended September 30, 2024, respectively, were 10.5 thousand shares that did not settle until October 2024. These shares were settled at an average price per share of $345.04 and total cost of $3.6 million.
At September 30, 2024, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.5 billion. Under the Repurchase Program, the Company has repurchased a total of 171.6 million shares for an aggregate cost of approximately $25.0 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at September 30, 2024 was $17.1 billion, an increase of $5.9 billion compared to December 31, 2023. Further, commercial paper activity during the three and nine months ended September 30, 2024 and 2023 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total issuances (1)	$425	$1,080	$1,697	$3,361
Total repayments	(425)	(1,137)	(2,288)	(3,635)
Net repayments	$—	$(57)	$(591)	$(274)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.

In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP acquisition, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. As of September 30, 2024, Aon North America, Inc. repaid $850 million of the outstanding balance. The remaining outstanding balance is $1.2 billion. Aon plc incurred $1 million of debt extinguishment charges in the third quarter of 2024 related to the delayed draw term loan.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred $6 million of debt extinguishment charges in the second quarter of 2024 related to costs related to the NFP Transaction.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated Deficit). As of September 30, 2024 and December 31, 2023, we had distributable profits in excess of $30.0 billion and $27.5 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of September 30, 2024, Aon had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of September 30, 2024 and December 31, 2023, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2024 and December 31, 2023, respectively.

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
The major rating agencies’ ratings of our debt at October 25, 2024 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Negative
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $149 million at September 30, 2024, compared to $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $133 million at September 30, 2024, compared to $194 million at December 31, 2023.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon

Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2023 and for the period ended September 30, 2024.
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2024
Revenue	$—
Operating loss	$(88)
Income from non-guarantor subsidiaries before income taxes	$44
Net loss	$(606)
Net loss attributable to Aon shareholders	$(606)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2024	December 31, 2023
Receivables due from non-guarantor subsidiaries	$14,206	$1,431
Other current assets	57	230
Total current assets	$14,263	$1,661

Non-current receivables due from non-guarantor subsidiaries	$10,875	$10,873
Other non-current assets	1,339	1,228
Total non-current assets	$12,214	$12,101

Payables to non-guarantor subsidiaries	$11,041	$3,750
Other current liabilities	2,578	4,987
Total current liabilities	$13,619	$8,737

Non-current payables to non-guarantor subsidiaries	$9,626	$10,933
Other non-current liabilities	18,519	11,447
Total non-current liabilities	$28,145	$22,380
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
Additionally, some of our non-U.S. brokerage subsidiaries receive revenue in currencies that differ from their functional currencies. Our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At September 30, 2024, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to U.S. dollar, euro, and Japanese yen transactions for the years ending December 31, 2024 and 2025, respectively. We generally do not hedge exposures beyond three years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.02 comparable impact and an unfavorable $0.05 comparable impact during the three and nine months ended September 30, 2024, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.02 comparable impact and an unfavorable $0.05 comparable impact during the three and nine months ended September 30, 2024, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report of September 30, 2024. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in appropriate statute, SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. On April 25, 2024, Aon completed its acquisition of NFP. Aon is in the process of assessing NFP’s internal controls over financial reporting and will make appropriate changes as NFP is integrated into the Company’s internal controls over financial reporting. There were no changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/24 - 7/31/24	42,683	$328.00	42,683	$2,803,273,430
8/1/24 - 8/31/24	462,258	$333.09	462,258	$2,649,299,377
9/1/24 - 9/30/24	389,784	$347.93	389,784	$2,513,681,233
	894,725	$339.31	894,725	$2,513,681,233
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations. Included in the 0.9 million shares repurchased during the three months ended September 30, 2024 were 10.5 thousand shares that did not settle until October 2024. These shares were settled at an average price per share of $345.04 and total cost of $3.6 million.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2024.
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

Aon plc
(Registrant)

October 25, 2024	By:	/s/ Michael Neller
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

3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1**	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2**	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith