Form 10-K
period 2024-12-31
Aon plc
filed 2025-02-18
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $63,751,112,781 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 14, 2025: 216,001,106.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2025 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent management’s expectations or forecasts of future events. These statements include statements about our plans, objectives, strategies, financial performance and outlook, trends, prospects or other future events and involve known and unknown risks that are difficult to predict. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “positioned,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•adverse effects on the market price of Aon’s securities and/or operating results for any reason, including, without limitation, because of a failure to realize the expected benefits of the acquisition of NFP (including anticipated revenue and growth synergies) in the expected timeframe, or at all; and
•significant integration costs in connection with the acquisition of NFP or unknown or inestimable liabilities.
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

5

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AAU	Accelerating Aon United Program
ABO	Accumulated Benefit Obligation
AUM	Assets Under Management
BPS	Basis Points
CIGC	Cyber Incident Governance Committee
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
CSO	Chief Security Officer
DCF	Discounted Cash Flow
DOL	Department of Labor
E&O	Errors and Omissions
EBITA	Earnings before Interest, Taxes, and Amortization
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ESG	Environmental, Social, Corporate Governance
E.U.	European Union
FCA	Financial Conduct Authority
FINRA	Financial Industry Regulatory Authority
GAAP	Generally Accepted Accounting Principles
GEOC	Global Emergency Operations Center
GILTI	Global Intangible Low-Tax Income
GPO	Global Privacy Office
GSS	Global Security Services
LOC	Letter of Credit
LPP	Leadership Performance Plan
MDI	Market Derived Income
NFP	National Financial Partners
NIST	National Institute of Standards and Technology
NPPC	Net Periodic Pension Cost
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board
PSA	Performance Share Awards
REIT	Real Estate Investment Trusts
ROU	Right-of-Use
RPGIC	Retirement Plan Governance and Investment Committee
RSU	Restricted Share Units
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity
6

PART I
Item 1. Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” the “Company,” “we,” “us,” or “our”) is a leading global professional services firm providing a broad range of Risk Capital and Human Capital solutions. Through our experience, global reach, and comprehensive analytics, we help clients meet rapidly changing, increasingly complex, and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm through its Aon United strategy, with capabilities delivered through Risk Capital and Human Capital and enabled by data and analytics to deliver additional insight, connectivity, and efficiency.
Our clients are in over 120 countries and include all market segments and almost every industry. This diversification of our customer base helps provide us stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We have continued to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions in order to maximize value for Aon and its shareholders.
BUSINESS SEGMENTS
The Company formerly operated as one reportable segment under Aon United, which included all of Aon’s operations. Beginning in the fourth quarter of 2024, the CODM assesses the performance of the Company and allocates resources based on two segments: Risk Capital and Human Capital. This segmentation will align with how the Company addresses client needs, accelerating its Aon United strategy and maximizing value for Aon and its shareholders. Differences between the reportable segments’ results and Aon’s consolidated results include certain inter-segment revenues, as well as unallocated expenses. Prior period comparative segment information has been recast to conform with current year presentation, which reflects the way our CODM internally receives information and manages and monitors our reportable operating segment performance. The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Principles and Practices.”

In 2024, our consolidated Total revenue was $15,698 million. This includes $10,517 million in Risk Capital and $5,209 million in Human Capital before certain intercompany eliminations.
Principal Products and Services
Risk Capital
Commercial Risk Solutions uses Risk Capital’s extensive data and analytics capabilities to provide brokerage and consulting services that help organizations develop, improve, and implement their risk management strategies. Commercial Risk Solutions includes insurance and specialty brokerage, global risk consulting, captives management, and Affinity programs. In insurance brokerage, our dedicated teams of risk professionals utilize comprehensive analytics to design strategically resilient insurance programs and provide our clients access to Aon’s proprietary facilities, such as Aon Client Treaty and all other forms of capital, regardless of insurance carrier, placement structure or geography. Throughout the year, we review analytics specific to clients’ losses and exposures, and we evaluate new risk transfer techniques to be considered in the current market conditions. Commercial Risk Solutions is organized around industry and product, including but not limited to property, casualty, financial and professional lines, construction, transportation, energy, cyber, surety, trade credit, crisis management, transaction liability, and climate. Aon’s Global Risk Consulting and Captive Management teams use quantitative analytics to advise on the trade-offs between risk retention and risk transfer as well as to provide claims consulting and advocacy to ensure optimal financial recovery. Aon’s Affinity business collaborates with sponsored groups and other distribution channels to develop, market, and administer customized insurance programs. Commercial Risk’s global reach enables seamless client service in all geographies including Aon’s Global Broking Centers in London, Bermuda and Singapore.
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests on an integrated basis. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Strategy and Technology Group combines strategic advice with data-driven consulting, analytics, and modeling tools, including Tyche, ReMetrica, and PathWise, to help clients deploy capital efficiently and effectively. We develop highly customized solutions, enabled by innovative technology, that help clients drive growth and operational efficiency, improve balance sheet strength and resiliency, and comply with regulatory and operational requirements, including through the execution of reinsurance transactions. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, and mergers and acquisitions. We partner with insurers, reinsurers, investment firms, and corporations in executing innovative risk management products, capital market solutions and corporate finance advisory services.
Human Capital
Health Solutions includes consulting and brokerage, consumer benefits, and talent advisory services. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for our clients to manage risk, drive engagement, and strengthen their workforce through improved health and wellbeing. We partner with insurers and other strategic partners to develop and implement new and innovative solutions and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on global benefits programs, including program design and management, financing optimization, and enhanced employee experience, as well as assists in navigating global regulatory and compliance requirements in over 120 countries. Consumer benefits solutions designs and delivers innovative voluntary consumer benefits programs that improve an employer’s total rewards strategy and positively impacts their employees’ financial and overall wellbeing. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products. Our talent team delivers data, analytics, and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking, total rewards strategy optimization, Corporate Governance, ESG consulting, and strategic employee communications.
Wealth Solutions includes retirement consulting, pension administration, and investments consulting. Retirement consulting provides clients strategic design advice, actuarial services, risk management solutions including pension risk transfer, and integrated pension administration. We also help organizations manage their balance sheet volatility. Our investments advisory team provides corporations, public pensions, endowments and foundations with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans, defined contribution plans and Master Trusts. Our delegated investment solutions provide ongoing management of investment programs in both partial or full discretionary models. We partner with clients leveraging our expertise and scale to help them effectively manage their investment portfolio.
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
Competition
Our business operates in a highly competitive and fragmented environment. We compete with numerous other global insurance brokers and consulting companies, including, among others, Marsh & McLennan Companies, Inc., Willis Towers Watson Public Limited Company, Arthur J Gallagher & Company, and Lockton Companies, Inc., as well as numerous other global, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that directly market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, human resources, and financial services firms.

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
Clientele
Our clients operate in many businesses and industries throughout the world. Our single largest client by revenue accounted for approximately 1% of our Total revenue in 2024. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2024.
Aon United, Our Culture, and Human Capital Management Strategy
Our Culture
Our culture is driven by our values – committed as one firm to our purpose, united through trust and integrity as one inclusive team, and passionate about making our colleagues and clients successful. Our colleagues are the cornerstone of our success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. Our Aon United strategy defines how our colleagues work together to deliver value to clients, setting a new standard for client leadership. Aon United is brought to life through our common client value creation model which scales strategies from across the firm, through our Risk Capital and Human Capital solutions, to bring the best of Aon to clients. Each year, Aon makes significant philanthropic contributions to various organizations, supports numerous colleague volunteer opportunities, and offers paid time off to volunteer. In 2023, we announced our 3x3 Plan to accelerate Aon United by delivering industry defining client content, unmatched capabilities, and exceptional service over three years.
Colleagues
As of December 31, 2024, we employed approximately 60,000 employees and conducted our operations in more than 120 countries. Our colleagues’ diverse talents, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, grow, and retain the best talent in the industry. Our Inclusive People Leadership strategy is a central part of our Aon United strategy and is a key enabler to realizing our aspirations and purpose as a firm. All our colleagues are called upon to be leaders in embracing and modeling our Aon United values and behaviors. Inclusive People Leadership at Aon is designed to ensure that all colleagues – at every stage of their career journey – are equipped and motivated to deliver on our purpose and able to achieve their full potential. Our colleague experience ensures that colleagues feel more relevant, connected and valued which creates a greater sense of belonging.
Training and Development
We invest significant resources to develop the talent needed to remain at the forefront of innovation and remain an attractive employer. Colleagues are invited to complete a broad spectrum of curricula to meet their career stage goals and developmental needs. We provide our colleagues what they need to learn and grow to be best-in-class client leaders. From self-guided learning courses to advanced leadership programs, the curriculum is aligned to the Aon United strategy. Our investment in technology and use of virtual and in-person based learning and development programs allows us to deliver targeted offerings designed to advance all colleagues’ development.
Colleague Engagement and Retention
Providing an engaging and rewarding colleague experience is a top priority for us and understanding colleagues’ feedback helps us to reach that goal. We use a variety of channels to facilitate open, on-going, and direct communication with colleagues. These channels include open forums and town halls with executives, colleague surveys, and engagement through our Business Resource Groups. Business Resource Groups are our independent and voluntary networks that provide input, take action, and help identify opportunities for our firm to further commitments to inclusion, wellbeing, and belonging.
Our engagement survey process consists of frequent pulse surveys, as well as our annual all colleague support survey which enables us to understand how colleagues are engaging with their teams, the firm, and clients. This outreach effort allows us to gather insights more rapidly, take timely action to address feedback, and deliver on the needs of colleagues in real time – ensuring colleagues feel more connected, more valued and more relevant. The pulse surveys for 2024 were focused on topics such as manager and leadership support, delivering on our Aon Story, colleague wellbeing, inclusion, talent acquisition and performance and rewards. Feedback from our workforce provides management with a better understanding of evolving colleague viewpoints, and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see the “Risk Factors” section in Part I, Item 1A of this report.
Rewards
In addition to an inspired purpose and culture, we are proud to offer our colleagues a total rewards program that combines competitive pay, incentive opportunities, and benefits. Our compensation programs including salary, recognition, cash, and equity incentives are connected to our formal performance management and career development approach. These programs serve to reward colleagues for their Aon United impact both in what they accomplish for clients, colleagues, and shareholders, how they achieve those results and how they deliver on our values. We maintain a global commitment to colleague wellbeing and play a key role in supporting colleagues across the physical, emotional, financial, and social spectrum. Our comprehensive benefit programs are competitive for the markets in which we operate and aligned with our values and culture.
Our compensation philosophy aligns with our Aon United strategy and delivering long-term shareholder value creation. Our executive incentives are based on driving results, delivery of strategic initiatives, and leadership. Twenty percent of executive discretionary incentive compensation is based on quantifiable performance against strategic people priorities, including talent retention, engagement, wellbeing and inclusion.
Inclusion
We believe that inclusive teams produce better insight, better solutions and, ultimately, the best outcomes for clients and our long-term success.

We are focused on being a firm that is representative of the communities in which we operate. We aim to achieve this by aligning inclusion actions to the following pillars: recruitment, education, promotion, and representation. We strongly believe that only when colleagues can be their authentic selves will they reach their full potential.
The Company’s Board of Directors (“Board”) oversees Aon’s ERM program and allocates certain oversight responsibilities to its committees and any sub-committees, as appropriate. Our commitment to inclusion starts from the top with our the Board, including its Inclusion & Wellbeing Sub-Committee. Our Global Inclusive Leadership Council is sponsored by our Chief Executive Officer and Chief Administrative Officer. Our colleague-led Business Resource Groups also support execution and provide additional opportunities for colleagues to enhance our inclusive environment.
As of December 31, 2024, our global workforce was 54% women and 46% men, and the Aon Executive Committee, which leads the firm was 53% women and 47% men. At the manager level, 28% of senior leaders and 44% of managers with one or more direct report were women. New colleague hires for the year were 53% women and 47% men. Our U.S. workforce was 25% racially or ethnically diverse, calculated as a percentage of colleagues that have voluntarily disclosed their race or ethnicity to Aon. At the manager level, 12% of U.S. senior leaders and 18% of U.S. managers with one or more direct report were racially or ethnically diverse. New colleague hires for the year in the U.S. were 30% racially or ethnically diverse.
Apprenticeship Program
Apprenticeship programs help build a talent pipeline of highly skilled professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, as a firm we can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles. As a founding member of ten apprentice networks within the U.S., we partner with companies and organizations to assist them in building their own programs through sharing best practices and learnings. Across these networks, we have 249 organizations committed as of December 31, 2024.
Our two-year Apprenticeship Program, which was implemented in the UK and U.S. in 2012 and 2017, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience. We provide motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. 802 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K.
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through our website (https://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Organization and Compensation, Governance/Nominating, and Finance Committees, and Inclusion & Wellbeing Sub-Committee, our Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share on our investor relations page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
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
Risk Factors Summary
The following is a summary of the principal risks associated with our businesses and the industries in which we operate generally as described in more detail in this report. We encourage you to carefully review the full risk factors immediately following this summary as well as the other information in this report.

Risks Related to Our Business
•An overall decline in economic and business activity could have a material adverse effect on the financial condition and results of operations of our business.
•We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
•If we are unable to effectively develop and implement innovative strategies, efficiencies and new solutions for our clients, our reputation, ability to compete effectively and financial condition may be adversely affected.
•If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
•Revenues from commission arrangements may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.
•The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Financial Risks
•We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows. Similarly, changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
•We have debt outstanding that could adversely affect our financial flexibility. In addition, a decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
•Our tax assets and liabilities are subject to a variety of different factors, including the adoption and implementation of OECD tax proposals, which could create volatility in our global effective tax rate, expose us to greater than anticipated tax liabilities or cause us to adjust previously recognized tax assets and liabilities.
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
•Failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could harm our reputation, ability to compete effectively, and financial condition.
Operational Risks
•Natural or human-caused disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
•Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other personnel.
•We may not recognize all of the expected benefits from our Accelerating Aon United program and other operational improvement initiatives.
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
Risks Related to the Acquisition of NFP
•We may not be able to integrate the NFP business successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits may not be realized or may not be realized within the expected time frame.
•We have incurred and may continue to incur significant integration-related costs in connection with the acquisition of NFP.
Risks Related to Being an Irish-incorporated Company
•We are incorporated in Ireland, and Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
•As an Irish public limited company, certain capital structure decisions regarding the Company will require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.
•Irish law requires us to have available “distributable profits” to pay dividends to shareholders and generally to make share repurchases and redemptions.
Risks Related to Our Business
An overall decline in economic and business activity could have a material adverse effect on the financial condition and results of operations of our business.
The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the economy of the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in the broader economy or in specific markets (including as a result of endemics or pandemics, climate change, political unrest, actions by central banks, or otherwise) have caused in the past and may in the future cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Capital segment. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, could adversely affect these businesses as a significant portion of the revenue is determined as a percentage of premiums charged to our clients. In addition, certain discretionary services within our business, such as our talent advisory services, project-related work within our Commercial Risk, Health, and Wealth solution lines, and transaction services, may see a decrease in activity if the overall level of economic activity results in a reduction to our clients’ discretionary spending. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns or due to other natural or human-caused disasters, also adversely affecting our business. In addition, decreased underwriting capacity for insurance and reinsurance may create difficulty for our professionals to place business, which may adversely impact our ability to earn revenue.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
As a global professional services firm, we compete with a broad variety of firms, including global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology and human resources consulting. We compete with respect to service, delivery of insights, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have better financial, technical and marketing resources, broader customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.

Alliances or mergers among competitors could affect our business. Further, we compete on pricing and the innovation and quality of our service offerings, which could be affected by competitors’ lower cost structures, product development activities, and pricing policies, any or all of which could result in better market acceptance of our competitors’ offerings than those that we offer or develop.
This competition is further intensified by an industry trend where clients elect to engage multiple brokers to service different portions of their accounts. If we fail to respond successfully to the evolving competition we face, our financial condition or results of operations may be adversely affected.
If we are unable to effectively develop and implement innovative strategies, efficiencies and new solutions for our clients, our reputation, ability to compete effectively and financial condition may be adversely affected.
Developing and implementing innovative strategies, efficient business practices, and new solutions to current and emerging client needs is important to our business. We may be unsuccessful in developing innovative strategies, or our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to innovate faster and respond better to evolving client demand and industry conditions, or may price their products in a manner that clients find more attractive than Aon’s offerings. Further, new and non- traditional competitors, our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets cause additional forms of competition and innovation that could affect our business. If we are unsuccessful in innovating, if we cannot innovate as quickly as our competitors, if we are not able to make sufficient investment in innovation, if our competitors develop more cost-effective technologies (including through the use of artificial intelligence or other emerging technologies), or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements.
For example, we have invested significantly in Aon Business Services and the development of proprietary data and analytics tools including repositories of our global insurance and reinsurance placement information, which we use to help drive results for our clients in the insurance and reinsurance placement process. Our competitors have or are developing competing data and analytics tools, and their success in this space may impact our ability to differentiate our own data and analytics tools. Innovations in software, cloud computing, data and analytics, generative artificial intelligence, or other technologies that alter how our services are delivered could significantly undermine our investment in the business if we are slow to innovate or unable to take advantage of these developments.
In addition, innovation in the technology we leverage in our products and business processes, our capabilities, the sources of capital for our clients’ insurance and reinsurance needs, and the entry into new lines of business, services, or products require significant investment and present additional risks to our business, particularly in instances where the technologies and markets are new or developing or where we are new participants in such markets. Such risks include the investment of significant time and resources; the possibility that these efforts will not be successful and could result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims. For example, we continue to invest in artificial intelligence, particularly in generative artificial intelligence tools, and have developed governance and oversight measures regarding its use. Certain use cases of artificial intelligence in our business processes could pose operational, legal or reputational risks where there may be incorrect outputs or bias in those systems or processes, or where there is inadequate human oversight.
If our clients are not satisfied with our services, we may face additional cost, loss of profit opportunities, damage to our reputation, or legal liability.
We depend, to a large extent, on our relationships with our clients and our reputation for high-quality advice and solutions. If a client is not satisfied with our services, it could cause us to incur additional costs and impair profitability, or lose the client relationship altogether. Moreover, if we fail to meet our contractual, statutory, common law or fiduciary obligations, we could be subject to legal liability or loss of client relationships.
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. For example, in our investment businesses, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. A client may claim it suffered losses due to reliance on our consulting advice, analysis, or reporting, which poses risks of liability exposure and costs of defense and increased insurance premiums. Many of our clients are businesses that actively share information among themselves about the quality of service they receive from their vendors. Adverse statements or claims from clients (including clients in the public sector or whose activities are frequently covered by the press) may receive media attention or other publicity. Accordingly, poor service to, or the adverse opinion of, one client may negatively impact our relationships with multiple other clients.
Damage to our reputation could have a material adverse effect on our business.
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation, including as a result of negative perceptions or publicity regarding a class of business, environmental matters, climate change, workforce make-up, pay equity, harassment, social justice, cyber security, data privacy and data protection, use of artificial intelligence or innovative technology, or our inability to meet commitments or client and stakeholder expectations with respect to such matters, could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
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
•fluctuation in the need for, or relevancy of, insurance;
•the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;
•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not consistently indexed for inflation and therefore, may not offer the same financial performance;
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker; and
•the growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both commercial insurance and reinsurance markets.
The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Our profitability is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to changes in our business and the market, adapt to the regulatory environment, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, effectively control our costs, or improve our efficiency.
Our profit margin, and therefore our profitability, is largely a function of the revenue generated from our services and the staffing costs for our personnel and related expenses. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel and related expenses, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, the extent of ongoing clients’ perception of our ability to add value through our services, and general economic conditions. If we cannot drive suitable cost efficiencies, our profit margins will suffer. Our cost efficiencies may also be impacted by factors such as our ability to transition consultants from completed projects to new assignments, to secure new business, to forecast demand for our services (and, consequently, appropriately manage the size and location of our workforce), to develop, attract and retain suitable capabilities and talent, to obtain third party services at favorable prices, and to manage key suppliers to maximize delivery; product and efficiency opportunities; inflation (including wage inflation); and the need to devote time and resources to training and professional and business development.
Financial Risks
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 51.2% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and where products are sold, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a relative disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to limit the impact of foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies may adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $1.3 billion at December 31, 2024 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $123 million was restricted to its use as of December 31, 2024. Funds held on behalf of clients and insurers were $7.2 billion at December 31, 2024 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2024, these long-term investments had a carrying value of $90 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
As of December 31, 2024, we had total consolidated debt outstanding of approximately $17.0 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2024, we had two primary committed credit facilities outstanding, as well as a delayed draw term loan. The credit facilities are intended to support our commercial paper obligations and our general working capital needs, and the delayed draw term loan was drawn upon in full in April 2024 to support the acquisition of NFP. In addition, each of our committed credit facilities and the term loan included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
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
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement our corporate strategy. Our senior debt ratings at December 31, 2024 were A- with a negative outlook (S&P), BBB+ with a stable outlook (Fitch), and Baa2 with a stable outlook (Moody’s). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
We are, and anticipate we will be, subject to income taxes in Ireland, the U.K., the U.S., Singapore and many other jurisdictions. As a result, our global effective tax rate from period to period can be affected by many factors, including changes in tax legislation or regulations, the continuing development of regulations and other governmental action that affect the application of such legislation, our global mix of earnings, the use of global funding structures, the tax characteristics of our income, the effect of complying with transfer pricing requirements under laws of many different countries on our revenues and costs, and the consequences of acquisitions and dispositions of businesses and business segments. In addition, we could be subject to increased taxation as a result of changes in eligibility for the benefits of current income tax treaties between and among Ireland, the U.K., the U.S and other countries, including any future amendments to the current income tax treaties between and among such countries, or any new statutory or regulatory provisions that may limit our ability to take advantage of any such treaties. Significant judgment is required in determining our worldwide provision for income taxes, and our determination of the amount of our tax liability is always subject to review by applicable tax authorities. Our actual global tax rate may vary from our expectation and that variance may be material.

The overall tax environment in the jurisdictions in which we are or may be subject to taxes is highly uncertain and increasingly complex. In the U.S., the Inflation Reduction Act introduced, among other changes, a 1% excise tax on certain stock redemptions by U.S. corporations (which the U.S. Treasury indicated may also apply to certain stock redemptions of foreign corporations deemed funded by their U.S. affiliates). The OECD, a global coalition of member countries, proposed a plan (commonly referred to as “Pillar Two”) to reform international taxation which includes the introduction of a 15% country-by-country minimum tax on book income with specified adjustments. Ireland, the U.K., Singapore, and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that is generally consistent with the OECD’s Pillar Two tax regime. Aon’s net income (generally determined under U.S. GAAP), with specified modifications and determined on a country-by-country basis, is subject to the 15% minimum tax in countries that have enacted Pillar Two, and in Ireland (Aon’s parent company location) with respect to countries that have not enacted a qualifying minimum tax under Pillar Two. There remains significant uncertainty as to how Pillar Two will ultimately apply to Aon. The OECD has issued numerous guidance documents that may change how Pillar Two operates, subject to enactment by each implementing country, and the OECD may issue additional guidance in the future. There is a risk that the global minimum tax regime could have a material adverse effect on our global effective tax rate, results of operations, cash flows and financial condition.
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
We assist our clients with various matters, including advising on and placing insurance and reinsurance coverage and handling related claims, consulting on various human resources matters, and providing actuarial, investment consulting, asset management, and other services. E&O claims against us have in the past and may continue to allege our potential liability for damages arising from our services.
E&O claims include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free consulting, financial, or investment advice. It is not always possible to prevent and detect E&Os, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages or damages on behalf of a plaintiff class, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
We have historically purchased, and intend to continue to purchase, insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters and other matters related to our operations. However, we may be unable to maintain, at commercially reasonable rates, our current levels of insurance coverage for E&O claims or other risks in future periods, and with respect to such periods may seek to expand our use of self-insurance programs such as captives, the funding of which may not adequately cover the costs of potential losses. Also, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Additionally, parts or all of an E&O claim could fall within insurance deductibles, self-insured retentions, or policy exclusions. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to Consolidated Financial Statements.
In addition, we provide a variety of guarantees and indemnifications to our customers and others. In the event of a default, our potential exposure is equal to the amount of the guarantee or indemnification.
Furthermore, our investment businesses provide advice to clients on: investment strategy, which can include advice on setting investment objectives, asset allocation, and hedging strategies; selection (or removal) of investment managers; the investment in different investment instruments and products; and the selection of other investment service providers such as custodians and transition managers. For some clients, we are responsible for making decisions on these matters and we may implement such decisions in a fiduciary or agency capacity without assuming title over the underlying funds or assets invested. Asset classes may experience poor absolute performance and third parties we recommend or select, such as investment managers, may underperform their benchmarks due to poor market performance, negligence, or other reasons, resulting in poor investment returns or losses. These losses may be attributable in whole or in part to alleged failures on our part or to events entirely outside of our control, including but not limited to uncertainty or volatility in financial markets due to economic, political, and regulatory conditions or pandemics. Plaintiffs have filed, and may continue to file, individual and class action lawsuits alleging investment consultants have charged excessive fees, given improper advice or taken investment actions due to conflicts of interest, or recommended investments that underperformed other investments available at the time. Defending against these claims can involve potentially significant costs, including legal defense costs, as well as cause substantial distraction, publicity and diversion of other resources. If any lawsuit against the Company or any other investment consultant or asset manager results in a large adverse verdict, the size of the verdict or resultant negative adverse publicity may prompt the filing of additional lawsuits. Furthermore, our ability to limit our potential liability is restricted in certain jurisdictions and in connection with claims involving breaches of fiduciary or agency duties or other alleged errors or omissions.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the Irish Companies Act, the U.S. securities laws, rules, and regulations, the rules and regulations promulgated by the FCA and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy, management and protection, trade sanctions laws, restrictions and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, antitrust and competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the overall structure of our business units, the type of services and prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations adding to our cost of doing business. In addition, many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us adequate assurance that we are operating our business in a compliant manner with all required licenses or that our rights are otherwise protected. In addition, certain laws and regulations, such as the Foreign Corrupt Practices Act and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act in the U.S., the Bribery Act of 2010 in the U.K. and the General Data Protection Regulation in the E.U., impact our operations outside of the legislating country by imposing requirements for the conduct of overseas operations, and in several cases, requiring compliance by foreign subsidiaries.
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations or conflict between them also increases our legal and regulatory compliance complexity. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and development of new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, impose additional licensure requirements or costs to our operations and services, or cause us to cease offering certain services or solutions. New or evolving laws or regulations may also lead our clients to include contractual requirements in their agreements with us, which may increase our costs of compliance or introduce additional organizational complexity. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, including through acquisitions, we may become subject to additional types of laws and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. Regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements related to the use of artificial intelligence, data privacy and protection, data management and data usage in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; changes in tax regulations in the jurisdictions in which we operate; regulatory actions or changes that require us to change our compensation model; or additional regulations or other governmental action in jurisdictions in which we operate.
Governmental, investor, stakeholder and greater public attention to ESG matters, including new or enhanced reporting, diligence or disclosure rules and regulations, has expanded and may continue to change the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, rules, regulations and expectations, which may differ across the jurisdictions in which we operate, may increase the cost of our compliance and risk management and otherwise impact our business, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, the shift toward a lower-carbon economy, driven by changes in laws, rules and regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our clients.

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked, limited, or be unable to obtain new licenses and therefore be precluded or suspended from carrying on or developing some or all of our activities or otherwise be fined or penalized in a given jurisdiction. No assurances can be given that our business can further develop or continue to be conducted in any given jurisdiction in the future as it has been conducted in the past. Changes in the regulatory scheme, or even changes in how applicable regulations are interpreted or applied, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance.
Our business’ regulatory oversight also includes licensing of insurance brokers and agents, managing general agency or general underwriting operations, and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance broking in the jurisdictions in which we operate depends on our compliance with the rules and regulations promulgated by the regulatory authorities in each of these jurisdictions, and our failure to adhere to these rules and regulations can expose us to fines, penalties, or other sanctions. We can also be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to adhere to regulations affecting our insurer client.
Services provided in our Human Capital segment are also the subject of ever-evolving government regulation, either because the services provided to our clients are regulated directly or because third parties upon whom we rely to provide services to clients are regulated, thereby indirectly affecting the manner in which we provide services to those clients. In the U.S., legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health insurance industry, thereby impacting the cost for companies that offer healthcare benefits to their employees, or more broadly affecting the structure or the stability of the insurance markets. In particular, our health care exchange business depends upon the private sector of the U.S. insurance system and its role in financing health care delivery, and insurance carriers’ use and payment of commissions to agents, brokers, and other organizations to market and sell individual and family health insurance products and plans. Uncertainty regarding, or any changes to, state or federal law, or the interpretation of such law by applicable regulatory agencies could delay client adoption of our health care exchange, impair our ability to retain clients who have adopted our health care exchange, or cause insurance carriers to alter or eliminate the products and plans that they offer or attempt to move members into new products or plans for which we receive lower commissions. In addition, changes in laws, government regulations, or the way those regulations are interpreted in the jurisdictions in which we operate could affect the viability, value, use, or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare plans (such as medical), defined contribution plans (such as 401(k)), or defined benefit plans (such as pension), may adversely affect the demand for, or profitability of, our services.
If we violate the laws and regulations to which we are subject, we could be subject to fines, penalties, or criminal sanctions and could be prohibited from conducting business in one or more jurisdictions. There can be no assurance that our employees, contractors, or agents will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions, which could consume significant management time and resources and could have adverse effects on our business and operations. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest, which exist or could exist any time we or any of our employees have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when we are providing services to multiple parties in connection with a transaction. We also may provide multiple types of services to certain clients from more than one of our solution lines, creating a greater potential for conflicts with advisory services.
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
To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements, and other contractual arrangements with our affiliates, employees, clients, strategic partners, and others, as well as internal policies and procedures regarding our management of intellectual property. However, the protective steps that we take may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, we operate in many jurisdictions and effective trademark, copyright, patent, and trade secret protection may not be available or adequate in every country or jurisdiction in which we offer our services or employ our colleagues. Additionally, our competitors may develop products similar to our products that do not infringe our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively.
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
In 2023, we initiated a three-year restructuring program, Accelerating Aon United Program (the “Program”). The Program is intended to streamline our technology infrastructure, optimize our leadership structure and resource alignment, and reduce our real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs. The Program is currently expected to result in cumulative costs of approximately $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges.
We estimate that our annualized savings from the Program will be approximately $350 million by the end of 2026. Actual total costs, savings and timing may vary from these estimates due to changes in the scope or assumptions underlying the Program and other operational improvement initiatives. We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Program and other operational improvement initiatives could adversely affect our consolidated financial statements.
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
We strive to maintain an equitable work environment that unlocks the full potential of all of our personnel. This includes our commitment to inclusion, focus on colleague wellness and mental health and belonging, and building a flexible work environment that meets colleague and client needs. If we are unsuccessful in maintaining such a work environment or adapting to colleague needs or expectations, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
Our global operations expose us to various international risks that could adversely affect our business.
Our operations are conducted globally. Accordingly, we are subject to regulatory, legal, economic, and market risks associated with global operations and sourcing, including:
•difficulties in staffing and managing our offices, and overseeing joint venture operations and compliance in disparate jurisdictions, including due to unexpected inflation (including wage inflation) or job turnover, and the increased travel, infrastructure, and legal and compliance costs and risks associated with multiple international locations (including increased exposure to financial crime);
•hyperinflation in certain countries;
•the impacts of geopolitical conflicts;
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
•restrictions on the import and export of technologies; and
•trade barriers, trade wars or tariffs.
Our business performance, strategies and growth plans could be negatively affected if we are not able to develop, implement, update, and enhance solutions to support our business operations or if we are not able to effectively drive value for our clients.
Our success depends, in part, on our ability to enhance and implement the systems necessary to operate our businesses and to achieve intended efficiencies and improvements. We may not be successful in anticipating or responding to rapid and continuing changes in technology, data and analytics, industry standards and client preferences. The effort to gain necessary expertise and achieve internal efficiencies through technology and data and analytics requires us to incur significant expenses, and we may not be successful in identifying the optimal funding priorities. We make investments in technology and data and analytics to operate our businesses and achieve intended efficiencies; however, our investments and enhancements may not be sufficient to respond to needs across all of our businesses. In addition, data quality, integrity and availability is increasingly important to the success of our business strategies, operations, and our ability to leverage our data, both in our products and as a strategic asset. If we are not successful in developing and maintaining expertise in process excellence, technology and data management, our business performance may be compromised.

The occurrence of natural or human-caused disasters could result in declines in business and increases in claims that could adversely affect our financial condition and results of operations.
We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods, droughts, tornadoes, extreme weather, or other climate events; pandemic health events (such as the COVID-19 pandemic), and human-caused disasters, including acts of terrorism, civil unrest, violence, military actions, and cyber-terrorism (including, but not limited to, ransomware). The continued threat of terrorism and other events or disasters may cause significant volatility in global financial markets, and a natural or human-caused disaster could trigger energy shortages, public health issues, or an economic downturn or instability in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations and negatively impact the abilities of our counterparties to pay for our services on time or at all. If access to underwriting markets for certain lines of coverage becomes unavailable or difficult due to the impact of climate change on the claims environment, this may have a negative impact on our clients’ access to coverage, which could in turn reduce our ability to place certain lines of coverage and negatively impact our business.
A natural or human-caused disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio. Finally, a natural or human-caused disaster could increase the incidence or severity of E&O claims against us. Climate change may increase the likelihood or severity of a natural or human-caused disaster.
Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm, or legal liability.
Our operations are dependent upon our ability to protect our personnel, offices, and technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. Should we experience a local or regional disaster or other business continuity problem, such as a security or cyber incident or attack, a natural disaster, climate event, terrorist attack, pandemic, power loss, telecommunications failure, or other natural or human-caused disaster, our continued success will depend, in part, on the availability of our personnel and office facilities, and the proper functioning of computer systems, telecommunications, and other related systems and operations. In events like these, while our operational size, the multiple locations from which we operate, and our existing back-up systems provide us with some degree of flexibility, we still can experience near-term operational challenges in particular areas of our operations. We could potentially lose access to key executives, personnel, or client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario. A disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships, or legal liability.
We rely on third parties to perform key functions of our business operations enabling our provision of services to our clients. These third parties may act in ways that could harm our business.
We rely on third parties, and in some cases subcontractors, to provide services, data, and information such as technology, information security, funds transfers, data processing, support functions, and administration that are critical to the operations of our business. Certain parties may receive, or otherwise have access to, confidential client, employee, or company information.
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
Certain of our businesses collect premiums from insureds and remit the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are then remitted to the insureds. Consequently, at any given time, we may be holding and managing funds of our clients. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, errors relating to transaction processing, or other cybersecurity events or security breaches. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
In connection with the implementation of our corporate strategies and initiatives, we face risks associated with, among others, the acquisition or disposition of businesses, the integration and development of acquired businesses, and the entry into new lines of business or products.
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own and we routinely are actively engaged in the process of identifying, analyzing, and negotiating possible transactions. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, secure regulatory approval of transactions where required, complete transactions and, in the case of acquisitions, including our recent acquisition of NFP, successfully integrate them into our existing businesses and culture. If we are unable to identify appropriate acquisition targets, or if our competitors are more successful in identifying acquisition targets at favorable valuations, we may we fail to achieve desired strategic goals, capabilities and efficiencies, and our results of operations may be adversely affected. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely impact employees, clients and shareholders and the failure to consummate a proposed transaction could result in payment of termination fees and reimbursement of expenses, reputational harm, disputes and litigation and missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies, and we could incur unexpected costs in connection with integration. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, will not be subject to post-closing liabilities, obligations or restrictions, will be able to reduce overhead related to the divested assets, or will realize the intended benefits of the disposition.
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
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, computer viruses, data and security breaches, and unauthorized access or improper actions by third parties with whom we engage, insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios and evolving geopolitical risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently (including as a result of the use of generative artificial intelligence, such as deepfakes), we may be unable to anticipate these techniques, implement adequate preventative measures, or detect and respond quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, and increasingly sophisticated attempted attacks to our systems and networks, certain of which have been successful and have resulted in unauthorized access to our systems and data. Aon has from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, ransomware incidents, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Aon has from time-to-time experienced and may experience in the future problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore may not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients, insurance carriers, vendors, or other third-parties could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
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
One of our significant responsibilities is to maintain the security and privacy of our employees’ and clients’ confidential and proprietary information, including confidential information about our clients’ and employees’ compensation, medical information, and other personally identifiable information. We maintain policies, procedures, and technological safeguards designed to protect the security and privacy of this information, including its timely disposal in connection with applicable regulatory requirements. It is possible that our internal policies, procedures and technical safeguards may not be adequate to ensure that confidential, proprietary or otherwise sensitive information is timely disposed of or deleted in a manner compliant with such policies and applicable law or regulation. We have experienced cyber incidents and cannot eliminate the risk of human error, employee or vendor malfeasance, or cyber-attacks that could result in improper access to or disclosure of confidential, personal, or proprietary information. Such access or disclosure could harm our reputation and subject us to liability under our contracts and laws and regulations that protect personal data, resulting in increased costs, fines, loss of revenue, and loss of clients. The release of confidential information as a result of a security breach, human error, or otherwise could also lead to litigation or other proceedings against us by affected individuals or business partners, or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a significant negative impact on our business.
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of this information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. In addition, many privacy laws and related rules and regulations require us to provide individuals with information on how their personal data is used within Aon or collected from our websites. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees, or the applicable regulatory authority, in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These disclosure and notice provisions present operational challenges and related risk. In particular, there have been a number of recently adopted privacy laws around the globe including in China and Brazil, and significant privacy rulings in the E.U. relating to the “Schrems II” case, which imposed significant changes to the way companies export personal data from the E.U. We have had to implement new requirements set out in these laws within our business before the effective date, requiring significant time and resources. This new guidance issued to firms by the European Regulators has and will continue to require significant time to implement and may require significant effort to review and effect applicable changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new privacy regulations and that existing regulations may be amended as governments continue to legislate in respect of personal data. We have incurred expenses and devoted resources, and will continue to incur expenses and devote resources, to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, result in proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in the area of data privacy and data protection are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
A growing number of jurisdictions, particularly in the U.S., have introduced and enacted laws and regulations regarding automated decision making that may encompass artificial intelligence and non-artificial intelligence algorithmic tools. These new regulations and any subsequent laws or regulations may present additional complexity and risk to our business, particularly but not limited to where these laws overlap with privacy laws designed to protect individuals.
Risks Related to the Acquisition of NFP
We may not be able to integrate the NFP business successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of acquiring NFP may not be realized or may not be realized within the expected time frame.
We have devoted management attention and resources to integrating our and NFP's business practices so that we can fully realize the anticipated benefits of the NFP acquisition. Nonetheless, the business and assets acquired may not be successful or may require greater resources and investments than originally anticipated. Further, it is possible that the integration process could take longer than anticipated or that the management of the combined organizations and achievement of anticipated synergies could be more difficult than expected. The integration of NFP into our organization could also result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect Aon’s ability to achieve the anticipated benefits of the NFP acquisition or otherwise negatively impact our business. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect Aon’s future businesses, financial condition, results of operations and prospects.
We have incurred and may continue to incur significant integration-related costs in connection with the acquisition of NFP.
Aon has incurred and expects to continue to incur a number of non-recurring costs associated with the NFP acquisition and combining the operations of the two companies, which could adversely affect Aon’s ability to execute its integration plan and achieve the anticipated benefits of the NFP acquisition. Although Aon expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses of Aon and NFP, should allow Aon to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all.
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
Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. The Company’s constitution originally authorized our directors to allot shares up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. The Company’s shareholders passed a resolution at the Company’s annual general meeting of shareholders held on June 21, 2024, to extend such authority to issue, or grant rights to acquire, such number of shares up to approximately twenty percent of the Company’s issued share capital as of April 12, 2024 until December 21, 2025. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter.
Irish law also generally provides shareholders with statutory pre-emption rights when new shares are issued for cash. However, it is possible for such statutory pre-emption rights to be dis-applied in a company’s constitution or by a special resolution of shareholders. The Company’s constitution originally dis-applied statutory pre-emption rights up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. The Company’s shareholders passed a resolution at the Company’s most recent annual general meeting of shareholders renewing such authority until December 21, 2025, to allot and issue, or grant rights to acquire, shares for cash (i) in connection with a rights issue in favor of the holders of shares where the shares (or rights to acquire shares) attributable to such holders are proportional to the respective number of shares held by them; and (ii) otherwise, for up to approximately twenty percent of the Company’s issued share capital as of April 12, 2024. This dis-application will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Aon has from time-to-time experienced cybersecurity incidents. In the event of a cybersecurity incident, Aon responds in accordance with our policies, processes, applicable laws and regulations. When necessary, Aon also engages third parties, such as external cybersecurity advisors to investigate and remediate incidents. To date, the cybersecurity incidents have not had a material impact on our business strategy, results of operations, or financial condition, but we face risks from cybersecurity threats that, if realized, may materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding the risks from cybersecurity threats, please see the risk factors entitled “We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results” and “Improper disclosure of confidential, personal, or proprietary data could result in regulatory scrutiny, legal liability, or harm to our reputation” in Part I, Item 1A of this report.
Aon strives to protect the personal and confidential data of our clients and our colleagues. To do so, Aon engages in a risk-based approach to adopting and implementing technical, organizational, administrative, and physical safeguards for cybersecurity. One key component to safeguard against risks facing Aon’s technology and security is Aon’s enterprise risk management (“ERM”) program. Aon’s management carries out the processes, controls, and practices of the Company’s ERM program, including the identification, assessment, prioritization, and mitigation of cybersecurity risks. Aon uses external service providers, where appropriate, to assess, test or otherwise assist with aspects of its security processes.
The Company’s Board oversees Aon’s ERM program and allocates certain oversight responsibilities to its committees and any sub-committees, as appropriate. The Board has delegated to the Audit Committee the primary responsibility for the oversight of the Company’s ERM program. The Audit Committee also has primary responsibility for the oversight of cybersecurity risk and engages in regular discussion with management regarding cybersecurity and privacy risk mitigation and incident management. Cybersecurity matters are an important focus of our Board’s oversight of risk. The Company’s management, including the Chief Security Officer (“CSO”), regularly presents to the Audit Committee of the Board regarding cybersecurity matters. Members of senior management attend Board and committee meetings to address any questions or concerns raised by the Board related to risk management, including those relating to cybersecurity, and any other matters.
In addition, Aon maintains a Global Security Services (“GSS”) organization, led by the CSO, with dedicated security personnel responsible for protecting Aon’s people, property, and information. Aon’s CSO reports to Aon’s Chief Operating Officer and is an experienced technology and cybersecurity professional, with over 20 years’ experience in information security and technology.
The Company’s Global Emergency Operations Center (“GEOC”) serves as a single point of control, coordination, and communication for protecting Aon's people, property, and information. The GEOC is responsible for triage of all incidents pertaining to the confidentiality, integrity, and availability of customer data. The GEOC monitors threat intelligence reporting and receives alerts and reports from Aon colleagues and IT systems. In coordination with the Global Privacy Office (“GPO”) and GSS, the GEOC reports significant cybersecurity incidents to the Cyber Incident Governance Committee (“CIGC”).
The CIGC is comprised of members of management, and is responsible for reviewing significant cybersecurity incidents. The CIGC includes the CSO, the Chief Privacy and Data Trust Officer, and other representatives from the Company’s GPO and GSS, as well as leaders from the Company’s operations, Risk Management, Law & Compliance, Controllership, Internal Audit, and Communications functions. The CIGC reviews and assesses cybersecurity incidents and is responsible for coordinating the mitigation and remediation of such incidents.
The Company regularly conducts security scanning and reviews of regulatory IT controls. Additional security reviews may be triggered in connection with the assessment of new projects, business initiatives or third-party/supplier engagements. The Company’s Internal Audit function follows a risk-based approach to evaluating controls over key enterprise risks, including cybersecurity, as well as compliance with select regulations and corporate policies.
Aon has established a third-party risk governance program that creates guidelines for selecting and managing its suppliers, including assessing of their operational capabilities, adherence to the Company’s data security requirements, and technical, organizational, and physical safeguards. Contractual requirements and periodic reviews are designed to promote compliance with Aon’s security requirements. Aon’s GPO and Law & Compliance department work with business units to incorporate appropriate controls into supplier contracts.
The Company’s controls are designed to align to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework . This does not imply that we meet any particular technical standards, specifications or requirements at all times but that the aforementioned frameworks help us identify, assess, and manage cybersecurity risks relevant to our business.
We use the aforementioned risk-based approach to cybersecurity to promote accountability for all of our functions across our businesses as well as our third parties to monitor for and prevent any adverse consequences from cybersecurity risks. These risks are continuously evolving, and our program is designed to evaluate these risks on an ongoing basis.
Item 2.    Properties
We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 15 George's Quay, Dublin 2, Ireland, where we occupy approximately 33,000 square feet of space under an operating lease agreement that expires in 2044. The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates
165 Broadway, New York, New York	217,000	2028
200 E. Randolph Street, Chicago, Illinois	191,000	2031
122 Leadenhall Street, London, England	178,000	2034
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. As part of our AAU restructuring program, we are reducing our real estate footprint to align with our hybrid working strategy. See Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2024.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 16 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 18, 2025 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Eric Andersen	60	President. Mr. Andersen joined Aon in 1997 upon the completion of the acquisition of Minet. Mr. Andersen has served in a variety of roles during his more than 20 year career at Aon, including as Chief Executive Officer of Aon Risk Solutions Americas from 2011 to 2013, and Chief Executive Officer of Aon Benfield from September 2013 to May 2018. Mr. Andersen was appointed Co-President of the Company in May 2018 and became President in February 2020. He was named an Executive Officer in February 2017.
Gregory C. Case	62
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

Michael Neller	46	Chief Accounting Officer and Global Controller. Mr. Neller joined Aon in August 2011 as its Vice President, Technical Accounting and Policy. From December 2011 to February 2018, Mr. Neller served as Aon’s Deputy Global Controller. In this role, he was responsible for Aon’s Latin America and North America regions, as well as global accounting policy, corporate accounting, and external reporting. Before joining Aon, Mr. Neller served from July 2009 to August 2011 as a Senior Manager of KPMG LLP, an international public accounting firm, in its Department of Professional Practice (National Office). He was named Senior Vice President and Global Controller in February 2018.
Edmund Reese	50	Chief Financial Officer. Mr. Reese became Chief Financial Officer of the Company in July 2024. Prior to joining Aon, Mr. Reese served as the Corporate Vice President, Chief Financial Officer of Broadridge Financial Solutions, Inc., a financial technology and services provider, since 2020. Mr. Reese joined Broadridge from American Express Company, a bank holding company and financial services provider, where he most recently served as Senior Vice President and CFO of the Global Consumer Services Group since April 2019.
Mindy Simon	48	Chief Operating Officer. Ms. Simon joined Aon as Chief Operating Officer in October 2022. Prior to joining Aon, Ms. Simon served as Chief Information Officer for Conagra Brands since June 2017. Prior to her role as Chief Information Officer, Ms. Simon held a variety of roles in finance and information technology with Conagra Brands since joining the company in 2000, including serving as VP Global Business Services from January 2016 to June 2017, and VP Information Technology from 2008 to 2016.
Lisa Stevens	54	Chief Administrative Officer. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019 and Chief Administrative Officer in July 2024. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.
Darren Zeidel	53	General Counsel and Company Secretary. Mr. Zeidel was named General Counsel and Company Secretary in July 2019. Prior to this Mr. Zeidel held several leadership roles with Aon, including as Deputy General Counsel immediately prior to his appointment; Global Chief Counsel - Corporate, Retirement & Investment and Health Exchanges from 2017 to 2019; and Global Chief Counsel of Aon Hewitt upon joining Aon in 2012 to 2017. Before this Mr. Zeidel worked for Honeywell, where he held business segment general counsel roles in the aerospace strategic business unit and at Honeywell UOP LLC. Mr. Zeidel began his career as an Associate in the Mergers and Acquisitions group in the New York office of Skadden, Arps, Slate, Meagher & Flom, LLP.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A ordinary shares, $0.01 nominal value per share, are traded on the NYSE under the trading symbol AON.
In February 2025, Aon paid a quarterly cash dividend of $0.675 per share. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, liquidity, cash flows, capital allocation, financial conditions, and other factors.
On February 14, 2025 the last reported sale price of our ordinary shares as reported by the NYSE was $386.99 per share. We have approximately 483 holders of record of our class A ordinary shares as of February 18, 2025.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/24 – 10/31/24	279,120	$357.83	279,120	$2,413,804,583
11/1/24 – 11/30/24	183,058	$380.52	183,058	$2,344,147,491
12/1/24 – 12/31/24	71,057	$378.27	71,057	$2,317,269,118
	533,235	$368.34	533,235	$2,317,269,118
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
We did not make any unregistered sales of equity in 2024.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2024 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of Risk Capital and Human Capital solutions. Through our experience, global reach, and comprehensive analytics, we help clients meet rapidly changing, increasingly complex, and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs so that our clients are better informed, better advised, and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm with a portfolio of Risk Capital and Human Capital capabilities enabled by data and analytics and a united operating model to deliver additional insight, connectivity, and efficiency.
Financial Results
The following is a summary of our 2024 financial results:
•Revenue increased $2.3 billion, or 17%, to $15.7 billion, reflecting acquired revenues from NFP and 6% organic revenue growth, driven by net new business and ongoing strong retention. Risk Capital revenue increased $1.0 billion, or 10%, to $10.5 billion and Human Capital revenue increased $1.3 billion, or 35%, to $5.2 billion in 2024 compared to 2023.
•Operating expenses increased $2.3 billion, or 24%, to $11.9 billion in 2024 due primarily to the inclusion of NFP’s operating expenses, an increase in expense associated with 6% organic revenue growth, Accelerating Aon United restructuring charges, and transaction and integration costs, partially offset by $110 million of restructuring savings. Risk Capital operating expenses increased $647 million, or 10%, to $7.2 billion and Human Capital operating expenses increased $1.3 billion, or 47%, to $4.1 billion in 2024 compared to 2023.
•Operating margin decreased to 24.4% in 2024 from 28.3% in 2023, driven primarily by the addition of NFP and an increase in operating expenses as previously described, partially offset by organic revenue growth of 6% and $110 million of net restructuring savings. Risk Capital operating margin increased to 31.3% in 2024 from 30.9% in 2023 and Human Capital operating margin decreased to 21.9% in 2024 from 28.4% in 2023.
•Due to the factors set forth above, Net income was $2.7 billion in 2024, an increase of $92 million, or 4%, from 2023.
•Diluted earnings per share was $12.49 per share in 2024 compared to $12.51 per share in the prior year period.
•Cash flows provided by operating activities was $3.0 billion in 2024, a decrease of $400 million, or 12%, from $3.4 billion in 2023, primarily due to higher cash taxes, payments related to restructuring, legal settlement expenses, and transaction and integration costs, partially offset by strong adjusted operating income growth and working capital improvements.
We focus on four key metrics, that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements. The following is our measure of performance against these four metrics for 2024:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% in 2024, compared to 7% organic growth in the prior year period, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 31.5% in 2024, compared to 31.6% in the prior year. The decrease in adjusted operating margin primarily reflects the addition of NFP and increased expenses, partially offset by 6% organic revenue growth and $110 million of net restructuring savings. Risk Capital adjusted operating margin increased to 34.6% in 2024 from 34.2% in 2023 and Human Capital adjusted operating margin decreased to 29.5% in 2024 from 29.9% in 2023.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $15.60 per share in 2024, an increase of $1.46 per share, or 10%, from $14.14 per share in 2023.

•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $2.8 billion in 2024, a decrease of $366 million, or 11%, from $3.2 billion in 2023, reflecting a decrease in Cash flows from operations, partially offset by a $34 million decrease in capital expenditures.
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
ACQUISITION OF NFP
On April 25, 2024, the Company completed its acquisition of NFP, a leading middle-market provider of property and casualty brokerage, benefits consulting, wealth management, and retirement plan consulting, with more than 7,700 colleagues. The Company acquired NFP Intermediate Holdings A Corp in a cash-and-stock merger for an aggregate U.S. GAAP preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion to settle NFP indebtedness and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. In addition, the company had other adjustments of $3.9 billion for cash and certain assumed liabilities.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Years Ended December 31
	2024	2023	2022
Revenue
Total revenue	$15,698	$13,376	$12,479
Expenses
Compensation and benefits	8,283	6,902	6,477
Information technology	539	534	509
Premises	325	294	289
Depreciation of fixed assets	183	167	151
Amortization and impairment of intangible assets	503	89	113
Other general expense	1,641	1,470	1,271
Accelerating Aon United Program expenses	389	135	—
Total operating expenses	11,863	9,591	8,810
Operating income	3,835	3,785	3,669
Interest income	67	31	18
Interest expense	(788)	(484)	(406)
Other income (expense)	348	(163)	(125)
Income before income taxes	3,462	3,169	3,156
Income tax expense	742	541	510
Net income	2,720	2,628	2,646
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	66	64	57
Net income attributable to Aon shareholders	$2,654	$2,564	$2,589
Diluted net income per share attributable to Aon shareholders	$12.49	$12.51	$12.14
Weighted average ordinary shares outstanding - diluted	212.5	205.0	213.2

Our segment results are as follows (in millions):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Total revenue	$10,517	$9,524	$5,209	$3,864	$(28)	$(12)	$15,698	$13,376
Expenses
Compensation and benefits	5,417	4,800	2,739	2,003	127	99	8,283	6,902
Information technology	368	385	168	148	3	1	539	534
Premises	215	204	110	88	—	2	325	294
Other expenses (2)	1,225	1,189	1,049	528	442	144	2,716	1,861
Total operating expenses	7,225	6,578	4,066	2,767	572	246	11,863	9,591
Operating income	$3,292	$2,946	$1,143	$1,097	$(600)	$(258)	$3,835	$3,785
Operating margin	31.3%	30.9%	21.9%	28.4%			24.4%	28.3%
(1)Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Refer to “Non-GAAP Metrics” below for a reconciliation of segment operating margin to segment adjusted operating margin.
Consolidated and Segment Results for 2024 Compared to 2023
Revenue
Total revenue increased $2.3 billion, or 17%, to $15.7 billion in 2024, compared to $13.4 billion in 2023, reflecting acquired revenues from NFP and 6% organic revenue growth. Risk Capital revenue increased $1.0 billion, or 10%, to $10.5 billion and Human Capital revenue increased $1.3 billion, or 35%, to $5.2 billion.
Risk Capital
Commercial Risk Solutions revenue increased $818 million, or 12%, to $7.9 billion in 2024, compared to $7.0 billion in 2023. Organic revenue growth was 5% in 2024, reflecting growth across all major geographies, driven by net new business and strong retention. Performance was highlighted by strength in North America core P&C, strong growth internationally and an increase in construction business. Results also reflect a double-digit increase in M&A services. Market impact was modestly positive on results in the year.
Reinsurance Solutions revenue increased $175 million, or 7%, to $2.7 billion in 2024, compared to $2.5 billion in 2023. Organic revenue growth was 7% in 2024 reflecting strong growth in treaty, driven by net new business and strong retention, as well as strength in facultative placements. In addition, market impact was modestly positive on results in the year.

Human Capital
Health Solutions revenue increased $902 million, or 37%, to $3.3 billion in 2024, compared to $2.4 billion in 2023. Organic revenue growth was 6% in 2024, reflecting strong growth globally in core health and benefits brokerage, driven by net new business and ongoing strong retention.
Wealth Solutions revenue increased $443 million, or 31%, to $1.9 billion in 2024, compared to $1.4 billion in 2023. Organic revenue growth was 7% in 2024 reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. Growth in Investments was highlighted by strong revenue growth within NFP, driven by net asset inflows and market performance.
Compensation and Benefits
Compensation and benefits increased $1.4 billion, or 20%, in 2024 compared to 2023. The increase was primarily driven by the inclusion of operating expenses from NFP and an increase in expense associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $5 million, or 1%, in 2024 compared to 2023. The increase was primarily due to the inclusion of ongoing operating expenses from NFP, partially offset by efficiencies from our Aon Business Services operating platform and savings from Accelerating Aon United restructuring actions.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $31 million, or 11%, in 2024 compared to 2023 due primarily to the inclusion of operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets increased $16 million, or 10%, in 2024 compared to 2023, due primarily to the inclusion of operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangibles increased $414 million, or 465%, in 2024 compared to 2023 due primarily to an increase in intangible assets related to the NFP Transaction.

Other General Expense
Other general expenses increased $171 million, or 12%, in 2024 compared to 2023. The increase was due primarily to the inclusion of ongoing operating expenses from NFP, as well as NFP related transaction and integration costs, partially offset by a non-recurring charge in connection with certain settlement expenses in the prior year period.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $389 million in 2024 compared to $135 million in 2023, reflecting restructuring charges associated with the AAU Program announced in the third quarter of 2023, relating to workforce optimization, technology and other costs, and asset impairments.
Total Operating Expenses and Operating Income
Total operating expenses increased $2.3 billion, or 24%, to $11.9 billion in 2024 due primarily to the inclusion of NFP’s operating expenses, an increase in expense associated with 6% organic revenue growth, Accelerating Aon United restructuring charges, and transaction and integration costs, partially offset by $110 million of restructuring savings. Due to the factors set forth above, Total operating income increased $50 million, or 1%, to $3.8 billion in 2024.
Risk Capital Total operating expenses increased $647 million, or 10% to $7.2 billion in 2024. The increase was primarily due to an increase in Compensation and benefits and an increase in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 5% and 7% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in Other expenses is primarily due to increased Amortization and impairment from the NFP Transaction and Accelerating Aon United restructuring charges. Due to the factors set forth above, Risk Capital operating income increased $346 million, or 12%, to $3.3 billion in 2024.
Human Capital Total operating expenses increased $1.3 billion, or 47% to $4.1 billion in 2024. The increase was primarily due to an increase in Compensation and benefits and an increase in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% and 7% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The increase in Other expenses is primarily due to increased Amortization and impairment of intangible assets acquired from the NFP Transaction. Due to the factors set forth above, Human Capital operating income increased $46 million, or 4%, to $1.1 billion in 2024.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income was $67 million in 2024, an increase of $36 million, or 116%, from 2023, primarily reflecting interest earned on the investment of $5 billion of term debt proceeds, which were ultimately used to fund the acquisition of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, was $788 million in 2024, an increase of $304 million, or 63%, from 2023. The increase was driven primarily by an increase in total debt outstanding, primarily to fund the acquisition of NFP.
Other Income (Expense)
Other income was $348 million in 2024, compared to Other expense of $163 million in 2023. The increase was primarily due to gain on the sale of businesses.
Income before Income Taxes
Income before income taxes increased $293 million, or 9% to $3.5 billion in 2024, compared to $3.2 billion in the prior year.
Income Taxes
The effective tax rate on Net income was 21.4% in 2024 and 17.1% in 2023.
The 2024 tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments and the unfavorable impact of other discrete items.

The 2023 tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefits associated with the release of a valuation allowance, and share-based payments.
Ireland, the U.K., Singapore, and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that is generally consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty, however, as to how Pillar Two will ultimately apply to the Company. The OECD has issued numerous guidance documents attempting to change how Pillar Tax operates, subject to enactment by each implementing country, and the OECD may issue additional guidance in the future. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2025 and future periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders increased $90 million to $2.7 billion, or $12.49 per diluted share, in 2024, compared to $2.6 billion, or $12.51 per diluted share, in 2023.
Consolidated and Segment Results for 2023 Compared to 2022
Due to our change in reportable segments in the fourth quarter of 2024, a discussion of our segment results for 2023 compared to 2022 is included below. Otherwise, we have elected not to include a discussion of our consolidated results for 2023 compared to 2022 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 16, 2024. Our segment results are as follows (in millions):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Total revenue	$9,524	$8,905	$3,864	$3,591	$(12)	$(17)	$13,376	$12,479
Expenses
Compensation and benefits	4,800	4,532	2,003	1,856	99	89	6,902	6,477
Information technology	385	361	148	146	1	2	534	509
Premises	204	195	88	88	2	6	294	289
Other expenses (2)	1,189	922	528	540	144	73	1,861	1,535
Total operating expenses	6,578	6,010	2,767	2,630	246	170	9,591	8,810
Operating income	$2,946	$2,895	$1,097	$961	$(258)	$(187)	$3,785	$3,669
Operating margin	30.9%	32.5%	28.4%	26.8%			28.3%	29.4%
(1)Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Total revenue increased $897 million, or 7%, to $13.4 billion in 2023, compared to $12.5 billion in 2022. The increase was primarily driven by 7% organic revenue growth and a 2% favorable impact from fiduciary investment income, partially offset by a 2% unfavorable impact from acquisitions, divestitures, and other. Risk Capital revenue increased $619 million, or 7%, to $9.5 billion and Human Capital revenue increased $273 million, or 8%, to $3.9 billion.

Risk Capital
Commercial Risk Solutions revenue increased $328 million, or 5%, to $7.0 billion in 2023, compared to $6.7 billion in 2022. Organic revenue growth was 5% in 2023, reflecting growth across all major geographies, driven by strong retention, management of the renewal book, and net new business generation. Growth in retail brokerage was highlighted by double-digit growth in Asia and the Pacific, driven by continued strength in core P&C. The U.S. grew modestly driven by strength in core areas of property, casualty, and construction, partially offset by the impact of external M&A and IPO activity. On average globally, exposures and pricing were positive, resulting in modestly positive market impact.
Reinsurance Solutions revenue increased $291 million, or 13%, to $2.5 billion in 2023, compared to $2.2 billion in 2022. Organic revenue growth was 10% in 2023 driven by strong retention and net new business generation, as well as strong growth in core Reinsurance. In addition, market impact was modestly positive overall.
Human Capital
Health Solutions revenue increased $209 million, or 9%, to $2.4 billion in 2023, compared to $2.2 billion in 2022. Organic revenue growth was 10% in 2023, reflecting strong growth globally in core health and benefits brokerage, driven by net new business generation and management of the renewal book. Strength in health and benefits included growth in advisory work related to wellbeing and resilience. Results also reflect double-digit growth in consumer benefits and strong growth in talent advisory services.
Wealth Solutions revenue increased $64 million, or 5%, to $1.4 billion in 2023, compared to $1.4 billion in 2022. Organic revenue growth was 4% in 2023 reflecting growth in Retirement, driven by advisory demand and project-related work related to pension de-risking and ongoing impact of regulatory changes. In Investments, a decrease in AUM-based delegated investment management revenue due to debt and equity market movements was partially offset by higher advisory demand and project- related work.
Total Operating Expenses and Operating Income
Total operating expenses increased $781 million, or 9%, to $9.6 billion in 2023 primarily due to an increase in expense associated with 7% organic revenue growth, investments in long-term growth, a $197 million charge in connection with certain accrued actual or anticipated legal settlement expenses, and $135 million of expenses related to the Accelerating Aon United Restructuring Program. Due to the factors set forth above, Total operating income increased $116 million, or 3%, to $3.8 billion in 2023.
Risk Capital operating expenses increased $568 million, or 9%, to $6.6 billion in 2023. The increase was primarily due to an increase in Compensation and benefits as a result of additional expense associated with 5% and 10% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively. Due to the factors set forth above, Risk Capital operating income increased $51 million, or 2%, to $2.9 billion in 2023.
Human Capital operating expenses increased $137 million, or 5%, to $2.8 billion in 2023. The increase was primarily due to an increase in Compensation and benefits as a result of additional expense associated with 10% and 4% organic revenue growth in Health Solutions and Wealth Solutions, respectively. Due to the factors set forth above, Human Capital operating income increased $136 million, or 14%, to $1.1 billion in 2023.
Additionally, due to our change in reportable segments in the fourth quarter of 2024, a discussion of our non-GAAP segment results for 2023 compared to 2022 is included in the Non-GAAP Metrics section below.
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

	Twelve Months Ended December 31,
(millions)	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$7,861	$7,043	12%	—%	—%	7%	5%
Reinsurance Solutions	2,656	2,481	7	—	1	(1)	7
Human Capital Revenue:
Health Solutions	3,335	2,433	37	—	—	31	6
Wealth Solutions	1,874	1,431	31	1	—	23	7
Eliminations	(28)	(12)	N/A	N/A	N/A	N/A	N/A
Total revenue	$15,698	$13,376	17%	—%	—%	11%	6%

	Twelve Months Ended December 31,
(millions)	2023	2022	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$7,043	$6,715	5%	—%	2%	(2)%	5%
Reinsurance Solutions	2,481	2,190	13	(1)	4	—	10
Human Capital Revenue:
Health Solutions	2,433	2,224	9	—	—	(1)	10
Wealth Solutions	1,431	1,367	5	—	—	1	4
Eliminations	(12)	(17)	N/A	N/A	N/A	N/A	N/A
Total revenue	$13,376	$12,479	7%	—%	2%	(2)%	7%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the twelve months ended December 31, 2024, 2023, and 2022 was $315 million, $274 million, and $76 million, respectively.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue	$10,517	$9,524	$5,209	$3,864	$(28)	$(12)	$15,698	$13,376

Operating income	$3,292	$2,946	$1,143	$1,097	$(600)	$(258)	$3,835	$3,785
Amortization and impairment of intangible assets	211	53	292	36	—	—	503	89
Change in the fair value of contingent consideration	6	—	21	—	—	—	27	—
Accelerating Aon United Program expenses (2)	114	57	27	23	248	55	389	135
Legal settlements (3)	—	197	—	—	—	—	—	197
Transaction and integration costs (4)	12	—	53	—	120	17	185	17
Adjusted operating income	$3,635	$3,253	$1,536	$1,156	$(232)	$(186)	$4,939	$4,223
Operating margin	31.3%	30.9%	21.9%	28.4%			24.4%	28.3%
Adjusted operating margin	34.6%	34.2%	29.5%	29.9%			31.5%	31.6%
(1)Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
(3)In the fourth quarter of 2023, Aon recognized actual or anticipated legal settlement expenses in connection with transactions for which capital was arranged by a third party, Vesttoo Ltd., primarily in the form of letters of credit from third party banks that are alleged to have been fraudulent. Certain actual or anticipated legal settlement expenses totaling $197 million have been recognized in the fourth quarter of 2023 within the Risk Capital segment, where certain potentially meaningful amounts may be recoverable in future periods.
(4)On April 25, 2024, the Company completed the acquisition of NFP. As part of the acquisition, Aon incurred $191 million transaction and integration costs in 2024. Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the acquisition. $96 million in transaction costs were recognized in 2024. In 2024, $90 million of transaction costs were recognized in Total operating expenses and $6 million were recognized in Other income (expense) related to the extinguishment of acquired NFP debt. The NFP Transaction will also result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $95 million of integration costs in 2024.
Risk Capital adjusted operating income increased $382 million, or 12%, to $3.6 billion in 2024. The increase was primarily due to the impact of NFP and organic revenue growth of 5% in Commercial Risk Solutions and 7% in Reinsurance Solutions, partially offset by increased expenses, including the inclusion of ongoing operating expenses from NFP. Human Capital adjusted operating income increased $380 million, or 33%, to $1.5 billion in 2024. The increase was primarily due to the impact of NFP and organic revenue growth of 6% in Health Solutions and 7% in Wealth Solutions, partially offset by increased expenses, including the inclusion of ongoing operating expenses from NFP.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue	$9,524	$8,905	$3,864	$3,591	$(12)	$(17)	$13,376	$12,479

Operating income	$2,946	$2,895	$1,097	$961	$(258)	$(187)	$3,785	$3,669
Amortization and impairment of intangible assets	53	62	36	51	—	—	89	113
Accelerating Aon United Program expenses (2)	57	—	23	—	55	—	135	—
Legal settlements (3)	197	21	—	37	—	—	197	58
Transaction and integration costs (4)	—	—	—	—	17	—	17	—
Adjusted operating income	$3,253	$2,978	$1,156	$1,049	$(186)	$(187)	$4,223	$3,840
Operating margin	30.9%	32.5%	28.4%	26.8%			28.3%	29.4%
Adjusted operating margin	34.2%	33.4%	29.9%	29.2%			31.6%	30.8%
(1)Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs.
(3)In the fourth quarter of 2023, Aon recognized actual or anticipated legal settlement expenses in connection with transactions for which capital was arranged by a third party, Vesttoo Ltd., primarily in the form of letters of credit from third party banks that are alleged to have been fraudulent. Certain actual or anticipated legal settlement expenses totaling $197 million have been recognized in the fourth quarter of 2023 within the Risk Capital segment, where certain potentially meaningful amounts may be recoverable in future periods. Additionally, a $58 million charge was recognized in the second quarter of 2022 with certain other legal settlements reached in matters unrelated to Vesttoo.
(4)In the fourth quarter of 2023, Aon entered into a definitive agreement to acquire NFP. As part of the definitive agreement, certain transaction costs were incurred including advisory, legal, accounting, and other professional or consulting fees required to complete the acquisition.
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

A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,835	$1,104	$4,939
Interest income	67	—	67
Interest expense	(788)	—	(788)
Other income (expense) (1)(2)(3)	348	(335)	13
Income before income taxes	3,462	769	4,231
Income tax expense (4)	742	107	849
Net income	2,720	662	3,382
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	66	—	66
Net income attributable to Aon shareholders	$2,654	$662	$3,316

Diluted net income per share attributable to Aon shareholders	$12.49	$3.11	$15.60
Weighted average ordinary shares outstanding - diluted	212.5	—	212.5
Effective tax rates (4)	21.4%		20.1%

	Year Ended December 31, 2023
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,785	$438	$4,223
Interest income	31	—	31
Interest expense	(484)	—	(484)
Other income (expense) (5)	(163)	27	(136)
Income before income taxes	3,169	465	3,634
Income tax expense (4)	541	130	671
Net income	2,628	335	2,963
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	64	—	64
Net income attributable to Aon shareholders	$2,564	$335	$2,899

Diluted net income per share attributable to Aon shareholders	$12.51	$1.63	$14.14
Weighted average ordinary shares outstanding — diluted	205.0	—	205.0
Effective tax rates (4)	17.1%		18.5%
(1)For the year ended December 31, 2024, $84 million in gains were recognized related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period.
(2)Adjusted other income (expense) excluded gains from dispositions of $257 million related to the sale of a business in 2024.
(3)Adjusted other income (expense) excluded $6 million of debt extinguishment charges related to the repayment of NFP debt, which is considered a transaction related cost incurred in the second quarter of 2024.
(4)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with certain pension and legal settlements, Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain gains from dispositions, certain transaction and integration costs related to the acquisition of NFP, and changes in the fair value of contingent consideration, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(5)To further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. A non-cash settlement charge of $27 million was recognized in the second quarter of 2023, which is excluded from adjusted other income (expense).

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

	Years Ended December 31
	2024	2023
Cash provided by operating activities	$3,035	$3,435
Capital expenditures	(218)	(252)
Free cash flow	$2,817	$3,183
Impact of Foreign Currency Exchange Rate Fluctuations
Because we conduct business in over 120 countries, foreign exchange rate fluctuations may have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the comparable impact of foreign currency exchange rates on our financial results. The methodology used to calculate this comparable impact isolates the impact of the change in currencies between periods by hypothetically translating the prior year’s revenue, expenses, and net income using the current year’s foreign currency exchange rates.
Currency fluctuations had an unfavorable impact of $0.11 on net income per diluted share during the year ended December 31, 2024 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.17 on net income per diluted share during the year ended December 31, 2023, if 2022 results were translated at 2023 rates.
Currency fluctuations had an unfavorable impact of $0.12 on adjusted diluted earnings per share during the year ended December 31, 2024 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.17 on adjusted diluted earnings per share during the year ended December 31, 2023, if 2022 results were translated at 2023 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Consolidated Financial Statements.

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
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $7.2 billion and $6.9 billion at December 31, 2024 and 2023, respectively, and fiduciary receivables of $10.3 billion and $9.4 billion at December 31, 2024 and 2023, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2024, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2024 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,085	$—	$4,047	$5,132
Money market funds	—	219	3,200	3,419
Cash, Short-term investments, and funds held on behalf of clients	1,085	219	$7,247	8,551
Fiduciary receivables	—	—	10,319	10,319
Total	$1,085	$219	$17,566	$18,870

Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, increased $611 million in 2024 compared to 2023. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2024	2023
Cash provided by operating activities	$3,035	$3,435
Cash used for investing activities	$(2,833)	$(188)
Cash provided by (used for) financing activities	$796	$(2,865)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$(387)	$264
Net increase in cash and cash equivalents and funds held on behalf of clients	$611	$646
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2024 was $3.0 billion, a decrease of $400 million compared to $3.4 billion of Cash flows provided by operating activities in the prior year. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $58 million for the year ended December 31, 2024, as compared to $50 million for the year ended December 31, 2023. In 2025, we expect to contribute approximately $88 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Accelerating Aon United Program (the “Program” or the “AAU Program”) with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
Program charges are recognized within the Program’s expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
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

The changes in the Company’s liabilities for the Program as of December 31, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of January 1, 2024	$14	$86	$—	$100
Charges	126	197	66	389
Cash payments	(96)	(172)	—	(268)
Foreign currency translation and other	—	(3)	—	(3)
Non-cash charges (1)	(27)	(11)	(66)	(104)
Liability balance as of December 31, 2024	$17	$97	$—	$114
Total costs incurred from inception to date	$140	$300	$84	$524
(1)For the year ended December 31, 2024, the Company recognized $27 million of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. Our Risk Capital segment is expected to incur approximately $200 million of charges, while our Human Capital segment is expected to incur approximately $50 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Consolidated Statements of Income. For the year ended December 31, 2024, total Program costs incurred were $389 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. The Company realized $110 million of expense savings in 2024 from Program actions, the majority of which were recognized within Compensation and benefits on the Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities were $2.8 billion during the year ended December 31, 2024, an increase of $2.6 billion compared to $188 million of Cash flows used for investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Consolidated Statements of Income.
Short-term Investments
Short-term investments decreased $150 million to $219 million at December 31, 2024 as compared to December 31, 2023. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During 2024, the Company completed the acquisition of 22 businesses, 10 within Risk Capital and 12 within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $3.5 billion, and $4 million related to acquisitions completed in 2023. During 2023, the Company completed the acquisition of three businesses, two within Risk Capital and one within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $35 million, which includes $2 million related to acquisitions completed in 2022.
During 2024, the Company completed the disposition of five businesses, three within Risk Capital and two within Human Capital, for a $700 million cash inflow, net of cash and funds held on behalf of clients. During 2023, the Company completed the disposition of two businesses, both within Risk Capital, for a $5 million cash inflow, net of cash and funds held on behalf of clients.

Capital Expenditures
Our additions to fixed assets including capitalized software amounted to $218 million in 2024 and $252 million in 2023, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows provided by financing activities were $796 million during the year ended December 31, 2024,compared to $2.9 billion of Cash flows used for financing activities in the prior year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, partially related to the cash tender offer for the NFP Notes, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2024	2023
Shares repurchased	3.1	8.4
Average price per share	$325.56	$321.52
Repurchase costs recorded to accumulated deficit	$1,000	$2,700
At December 31, 2024, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.3 billion. Under the Repurchase Program, we have repurchased a total of 172.1 million shares for an aggregate cost of approximately $25.2 billion.
Borrowings
In December 2024, Aon Global Limited’s $750 million 3.875% Senior Notes due December 2025 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. We expect to use cash flow from operations and available cash on hand to repay these Senior Notes.
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, (the “Transaction” or the “NFP Transaction”), to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. Aon plc incurred $1 million of debt extinguishment charges for the year ended December 31, 2024 related to the delayed draw term loan. As of December 31, 2024, Aon North America, Inc. had repaid $900 million of the outstanding balance. The remaining outstanding balance is $1.1 billion.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500% Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred $6 million of debt extinguishment charges for the year ended December 31, 2024 related to costs related to the NFP Transaction.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which was used to pay a portion of the cash consideration in connection with the acquisition of NFP, to repay certain debt of NFP and to pay related fees and expenses.
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
On February 28, 2023, Aon Corporation and Aon Global Holdings plc co-issued $750 million 5.35% Senior Notes due in February 2033. The Company intends to use the net proceeds from the offering for general corporate purposes.
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($651 million at December 31, 2024 exchange rates) under the European Program, not to exceed the amount of our committed credit facilities, which was $2.0 billion at December 31, 2024. The aggregate capacity of the Commercial Paper Programs remain fully backed by our committed credit facilities. Commercial paper activity during the years ended December 31, 2024 and 2023 is as follows (in millions):

	Years Ended December 31
	2024	2023
Total issuances (1)	$1,871	$4,835
Total repayments	(2,462)	(4,862)
Net issuances (repayments)	$(591)	$(27)
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Accumulated deficit). As of December 31, 2024 and December 31, 2023, we had distributable profits in excess of $29.7 billion and $27.5 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
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
As of December 31, 2024, we had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of December 31, 2024. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2024.

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
The major rating agencies’ ratings of our debt at February 18, 2025 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
In the fourth quarter of 2024, Fitch, Inc. upgraded our ‘BBB+’ outlook to Stable, as compared to a Negative outlook at October 25, 2024 reported in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $124 million at December 31, 2024, compared to $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $162 million at December 31, 2024, compared to $194 million at December 31, 2023.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2024 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. As part of our AAU restructuring program, we are reducing our real estate footprint to align with our hybrid working strategy. Refer to Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements pursuant to the ERISA and other regulations, as well as minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions. Refer to Note 12 “Employee Benefits” of the Notes to Consolidated Financial Statements contained in Part II, Item 8 of this report for further information.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specify all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services or other service contracts.
We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity.

Guarantee of Registered Securities
All issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

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
All issued and outstanding debt securities by Aon Global Limited are guaranteed by Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation, and include the following (collectively, the “Aon Global Limited Notes”):

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
All issued and outstanding debt securities by Aon North America, Inc. are guaranteed by Aon Global Limited, Aon plc, Aon Global Holdings plc, and Aon Corporation, and include the following (collectively, the “Aon North America, Inc. Notes”):

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

All co-issued and outstanding debt securities by Aon Corporation and Aon Global Holdings plc (together, the “Co-Issuers”) are guaranteed by Aon plc, Aon North America, Inc., and Aon Global Limited and include the following (collectively, the “Co-Issued Notes”):

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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2024.
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

Obligor Group
Summarized Statement of Income Information
Year Ended December 31, 2024
Revenue	$—
Operating loss	$(115)
Expense from non-guarantor subsidiaries before income taxes	$116
Net loss	$(641)
Net loss attributable to Aon shareholders	$(641)

Obligor Group
Summarized Statement of Financial Position Information
As of December 31, 2024
Receivables due from non-guarantor subsidiaries	$9,611
Other current assets	77
Total current assets	$9,688

Non-current receivables due from non-guarantor subsidiaries	$10,768
Other non-current assets	1,393
Total non-current assets	$12,161

Payables to non-guarantor subsidiaries	$7,628
Other current liabilities	3,309
Total current liabilities	$10,937

Non-current payables to non-guarantor subsidiaries	$9,801
Other non-current liabilities	17,668
Total non-current liabilities	$27,469

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
In accordance with our policies, we regularly evaluate our estimates, assumptions, and judgments, including, but not limited to, those concerning revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, restructuring, and business combinations, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare these Consolidated Financial Statements.
Revenue Recognition
We recognize revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, we assesses whether any amounts should be constrained. For arrangements that include multiple performance obligations, we allocate consideration based on their relative fair values.
Costs incurred in obtaining a contract are capitalized and amortized on a systematic basis that is consistent with the transfer of control of the services to which the asset relates, considering anticipated renewals when applicable. Certain contract-related costs, including pre-placement brokerage costs, are capitalized as a cost to fulfill and are amortized on a systematic basis consistent with the transfer of control of the services to which the asset relates, which is generally less than one year.
Risk Capital
Commercial Risk Solutions includes retail brokerage, specialty solutions, global risk consulting and captives management, and Affinity programs. Revenue primarily includes insurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue is recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Commissions and fees for brokerage services may be invoiced near the effective date of the underlying policy or over the term of the arrangement in installments during the policy period.
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group, and capital markets. Revenue primarily includes reinsurance commissions and fees for services rendered. Revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various output measures, including units delivered and time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. Commissions and fees for brokerage services may be invoiced at the inception of the reinsurance period for certain reinsurance brokerage, or more commonly for treaty reinsurance arrangements, over the term of the arrangement in installments based on deposit or minimum premiums.
Human Capital
Health Solutions includes consulting and brokerage, consumer benefits, and talent advisory services. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement using input or output methods to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements recognized over time, various input or output measures, including units delivered or time elapsed, are utilized to provide a faithful depiction of the progress towards completion of the performance obligation. For Talent, revenue is recognized over time or at a point in time upon completion of the services. For arrangements recognized over time, revenue is based on a measure of progress that depicts the transfer of control of the services to the customer utilizing an appropriate input or output measure to provide a faithful depiction of the progress towards completion of the performance obligation, including units delivered or time elapsed. Input and output measures utilized vary based on the arrangement but typically include reports provided or days elapsed. Revenue from Consumer Benefits Solutions arrangements are typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Wealth Solutions includes retirement consulting, pension administration and investments. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from our delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Pensions
We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands, and Canada, which are closed to new entrants. We have ceased crediting future benefits relating to salary and services for our U.S., U.K., Netherlands, and Canada plans to the extent statutorily permitted.
The service cost component of NPPC is reported in Compensation and benefits and all other components are reported in Other income (expense). We used a full-yield curve approach in the estimation of the service and interest cost components of NPPC for our major pension and other postretirement benefit plans; this was obtained by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

Recognition of Gains and Losses and Prior Service
Certain changes in the value of the obligation and in the value of plan assets, which may occur due to various factors such as changes in the discount rate and actuarial assumptions, actual demographic experience, and/or plan asset performance are not immediately recognized in net income. Such changes are recognized in Other comprehensive income and are amortized into net income as part of NPPC.
Unrecognized gains and losses that have been deferred in Other comprehensive income, as previously described, are amortized into expense as a component of NPPC based on the average life expectancy of the U.S., U.K., Netherlands, and Canada plan members. We amortize any prior service expense or credits that arise as a result of plan changes over a period consistent with the amortization of gains and losses.
As of December 31, 2024, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or PBO. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our accumulated other comprehensive loss, the number of years over which we are amortizing the loss, and the estimated 2025 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Accumulated other comprehensive loss	$1,897	$1,276	$414
Amortization period	6 to 23 years	5 to 24 years	9 to 32 years
Estimated 2025 amortization of loss	$89	$35	$13
The U.S. had no unrecognized prior service cost (credit) at December 31, 2024. The unrecognized prior service cost (credit) at December 31, 2024 was $43 million, and $(5) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of NPPC recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our NPPC will be impacted as previously deferred gains or losses are recorded. As of December 31, 2024, the market-related value of assets was $1.7 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2024, the fair value of plan assets was $1.4 billion. Our non-U.S. plans use fair value to determine expected return on assets.
Rate of Return on Plan Assets and Asset Allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2024:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	5.24%	7.08%	4.35 - 4.90%
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

Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our PBO at December 31, 2024 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 BPS Change in Discount Rate
	Increase	Decrease
U.K. plans	$(77)	$80
U.S. plans	$(46)	$47
Other plans	$(38)	$41
(1)Increases to the PBO reflect increases to our pension obligations, while decreases in the PBO are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the PBO.
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our estimated 2025 pension expense (in millions):

	25 BPS Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(2)	$2
U.S. plans	$1	$(1)
Other plans	$—	$—
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our long-term rate of return on plan assets would have on our estimated 2025 pension expense (in millions):

	25 BPS Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(8)	$8
U.S. plans	$(4)	$4
Other plans	$(3)	$3
Estimated Future Contributions
We estimate cash contributions of approximately $88 million to our pension plans in 2025 as compared with cash contributions of $58 million in 2024.
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
During the year-ended December 31, 2024, we performed a qualitative impairment assessment at the reporting unit level which was defined as components of the Company’s operating segments. This assessment considered the factors described above, where we concluded that goodwill was not impaired.
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
Share-Based Payments
Share-based compensation expense is generally measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. For purposes of measuring share-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2024, 2023, or 2022. We also estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Restricted Share Units
RSUs are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the requisite service period. We estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable.
Performance Share Awards
PSAs are performance-based awards for which vesting is dependent on the achievement of certain objectives. Such objectives may be made on a personal, group, or company level. We typically estimate the fair value of the awards based on the market price of the underlying share on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.
Compensation expense is recognized over the requisite service period. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved, which are based on a fixed number of potential outcomes. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.
The largest plan is the LPP, which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2022 to 2024 performance period ended on December 31, 2024, the 2021 to 2023 performance period ended on December 31, 2023, and the 2020 to 2022 performance period ended on December 31, 2022. The LPP currently has two open performance periods: 2023 to 2025 and 2024 to 2026. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2024 expense by approximately $9 million, while a 10% downward adjustment would have decreased our expense by approximately $9 million.

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
Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances are evaluated quarterly and are subject to change in each future reporting period as a result of changes in various factors.
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
Accelerating Aon United Program
Restructuring charges related to the AAU Program are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
Workforce optimization costs
Severance and related costs are generally determined based on amounts due under established severance plans. Typically, severance benefits are recognized when it is probable the benefit will be paid, and the amount is reasonably estimable. Most workforce reductions happen over a short span of time, so no discounting is necessary.
Asset impairments for fixed assets
Asset impairments relate to fixed assets and are accounted for in the period when they become known by revising the useful life of fixed assets when there is a change in the estimated future benefits in or use of the asset, accordingly depreciation is accelerated to reflect the revised useful life.
Leases
For leased properties where we plan to permanently cease use of a space and have the intent and ability to sublease the property, we will test the ROU asset for impairment to determine if an impairment has occurred. The test for impairment will adjust the book value of the asset based on the net present value of the future cash flows expected from a sublease agreement using current market information for similar properties.
For properties where we plan to permanently cease use of a space and have no intent or ability to sublease the property, the amortization of the ROU asset will be accelerated and recognized on a straight-line basis from the decision date to the cease use date.
For the remaining lease term, we decrease the liability for payments and increase the liability for accretion of the discount. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income could impact the amounts recorded in the Consolidated Statements of Income.
Other associated costs of exit and disposal activities
We recognize other costs associated with exit and disposal activities as they are incurred, including professional services fees, certain technology-related costs, moving costs, contract termination costs, and other costs.

Business Combinations
Assets acquired and liabilities assumed as part of a business combination are recognized at their acquisition-date fair values. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of identifiable assets, particularly intangible assets, requires us to make estimates about discount rates, growth and retention rates, royalty rates, expected future cash flows and other future events that are judgmental in nature. While we use our best estimates and assumptions as a part of the purchase price allocation process, our estimates are inherently uncertain and subject to refinement. These estimates directly impact the fair value of identified intangible assets recognized, the estimated useful lives, and the related amortization expense in future periods. We may refine our estimates and adjust the fair value of assets acquired and liabilities assumed over a measurement period, not to exceed one year from the acquisition date.
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
Additionally, some of our non-U.S. subsidiaries receive revenue in currencies that differ from their functional currencies. Most significantly, our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At December 31, 2024, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to transactions denominated in U.S. dollar, euro, and Japanese yen for the years ending December 31, 2025 and 2026, respectively. We generally do not hedge exposures beyond two years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Consolidated Financial Statements. If we were to hypothetically translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.11 comparable impact during the year ended December 31, 2024. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.12 comparable impact during the year ended December 31, 2024 if we were to hypothetically translate prior year results at current year exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A decrease in global short-term interest rates adversely affects our fiduciary investment income. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 BPS would cause a decrease, net of derivative positions, of $71 million to each of 2025 and 2026 pretax income. A corresponding increase in the year-end yield curve of 100 BPS would cause an increase, net of derivative positions, of $71 million to each of 2025 and 2026 pre-tax income.

We have long-term debt outstanding, excluding the current portion, with a fair market value of $15.3 billion and $9.2 billion as of December 31, 2024 and December 31, 2023, respectively. The fair value was less than the carrying value by $957 million at December 31, 2024, and $772 million less than the carrying value at December 31, 2023. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2024.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Aon plc (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had gross deferred tax assets of $2,570 million at December 31, 2024. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Conclusions on the realizability of certain net deferred tax assets involve significant management judgement including assumptions and estimates related to the amount, timing and jurisdiction of future taxable income. Auditing the deferred tax asset calculation and the related forecast of future taxable income was especially challenging as it involved a high degree of auditor judgement around management’s assumptions and estimates of future taxable income.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and operating effectiveness of internal controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of the amount, timing, and jurisdiction of future taxable income.
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

Valuation of customer relationship intangible assets in the acquisition of NFP

Description of the Matter
As discussed in Note 6 “Acquisitions and Disposition of Businesses” of the Notes to Consolidated Financial Statements, the Company acquired NFP Intermediate Holdings A Corp (also referred to as “NFP”) on April 25, 2024. The transaction was accounted for under the acquisition method of accounting. The Company preliminarily determined the fair value of the identified customer relationship intangible assets to be $5,950 million. The fair value was estimated based on a multi-period excess earnings method of the income approach and used financial projections developed by management applying market participant assumptions.
Auditing the Company’s accounting for certain of the acquired customer relationship intangible assets was complex due to estimation uncertainty in the Company’s preliminary determination of the fair value. The estimation uncertainty was primarily due to the sensitivity of the fair value of certain of the customer relationship intangible assets to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value included EBITA margin and discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process for evaluating the valuation of acquired customer relationship intangible assets. We tested the design and operating effectiveness of the Company's controls over the estimation process supporting the measurement and recognition of customer relationship intangible assets. We also tested controls regarding management’s review of assumptions used in the valuation model.
To test the estimated fair value of the Company’s customer relationship intangible assets, we performed, with the assistance of our valuation specialists, audit procedures that included evaluating the Company’s valuation methodology, significant assumptions used and completeness and accuracy of the underlying data. For example, we compared the significant assumptions to historical and current industry, market and economic trends. We also tested the underlying source information used and verified the mathematical accuracy of the calculations within the valuation model.

We have served as the Company’s auditor since 1986.

Chicago, Illinois
February 18, 2025

Aon plc
Consolidated Statements of Income

	Years Ended December 31
(millions, except per share data)	2024	2023	2022
Revenue
Total revenue	$15,698	$13,376	$12,479
Expenses
Compensation and benefits	8,283	6,902	6,477
Information technology	539	534	509
Premises	325	294	289
Depreciation of fixed assets	183	167	151
Amortization and impairment of intangible assets	503	89	113
Other general expense	1,641	1,470	1,271
Accelerating Aon United Program expenses	389	135	—
Total operating expenses	11,863	9,591	8,810
Operating income	3,835	3,785	3,669
Interest income	67	31	18
Interest expense	(788)	(484)	(406)
Other income (expense)	348	(163)	(125)
Income before income taxes	3,462	3,169	3,156
Income tax expense	742	541	510
Net income	2,720	2,628	2,646
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	66	64	57
Net income attributable to Aon shareholders	$2,654	$2,564	$2,589

Basic net income per share attributable to Aon shareholders	$12.55	$12.60	$12.23
Diluted net income per share attributable to Aon shareholders	$12.49	$12.51	$12.14
Weighted average ordinary shares outstanding - basic	211.4	203.5	211.7
Weighted average ordinary shares outstanding - diluted	212.5	205.0	213.2
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2024	2023	2022
Net income	$2,720	$2,628	$2,646
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	66	64	57
Net income attributable to Aon shareholders	2,654	2,564	2,589
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	72	13	(13)
Foreign currency translation adjustments	(467)	276	(528)
Postretirement benefit obligation	23	(40)	(211)
Total other comprehensive income (loss)	(372)	249	(752)
Less: Other comprehensive loss attributable to noncontrolling interests	—	(1)	—
Total other comprehensive income (loss) attributable to Aon shareholders	(372)	250	(752)
Comprehensive income attributable to Aon shareholders	$2,282	$2,814	$1,837
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,085	$778
Short-term investments	219	369
Receivables, net	3,803	3,254
Fiduciary assets	17,566	16,307
Other current assets	759	996
Total current assets	23,432	21,704
Goodwill	15,234	8,414
Intangible assets, net	6,743	234
Fixed assets, net	637	638
Operating lease right-of-use assets	711	650
Deferred tax assets	654	1,195
Prepaid pension	556	618
Other non-current assets	998	506
Total assets	$48,965	$33,959

Liabilities, redeemable noncontrolling interests, and equity (deficit)
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,905	$2,262
Short-term debt and current portion of long-term debt	751	1,204
Fiduciary liabilities	17,566	16,307
Other current liabilities	1,773	1,878
Total current liabilities	22,995	21,651
Long-term debt	16,265	9,995
Non-current operating lease liabilities	685	641
Deferred tax liabilities	319	115
Pension, other postretirement, and postemployment liabilities	1,127	1,225
Other non-current liabilities	1,144	1,074
Total liabilities	42,535	34,701

Redeemable noncontrolling interests	125	—

Equity (deficit)
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2024 - 216.0; 2023 - 198.6)	2	2
Additional paid-in capital	13,173	6,944
Accumulated deficit	(2,309)	(3,399)
Accumulated other comprehensive loss	(4,745)	(4,373)
Total Aon shareholders' equity (deficit)	6,121	(826)
Nonredeemable noncontrolling interests	184	84
Total equity (deficit)	6,305	(742)
Total liabilities, redeemable noncontrolling interests, and equity (deficit)	$48,965	$33,959
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity (Deficit)

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non-controlling Interests	Total
Balance at January 1, 2022	214.8	6,626	(1,694)	(3,871)	97	1,158
Net income	—	—	2,589	—	57	2,646
Shares issued — employee stock compensation plans	1.7	(156)	(1)	—	—	(157)
Shares repurchased	(11.1)	—	(3,203)	—	—	(3,203)
Share-based compensation expense	—	397	—	—	—	397
Dividends to shareholders ($2.19 per share)	—	—	(463)	—	—	(463)
Net change in fair value of financial instruments	—	—	—	(13)	—	(13)
Net foreign currency translation adjustments	—	—	—	(528)	—	(528)
Net postretirement benefit obligation	—	—	—	(211)	—	(211)
Net purchases of shares from nonredeemable noncontrolling interests	—	(1)	—	—	(1)	(2)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(53)	(53)
Balance at December 31, 2022	205.4	6,866	(2,772)	(4,623)	100	(429)
Net income	—	—	2,564	—	64	2,628
Shares issued — employee stock compensation plans	1.6	(168)	(1)	—	—	(169)
Shares repurchased	(8.4)	—	(2,700)	—	—	(2,700)
Share-based compensation expense	—	438	—	—	—	438
Dividends to shareholders ($2.41 per share)	—	—	(490)	—	—	(490)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	277	(1)	276
Net postretirement benefit obligation	—	—	—	(40)	—	(40)
Net purchases of shares from nonredeemable noncontrolling interests	—	(190)	—	—	(23)	(213)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(56)	(56)
Balance at December 31, 2023	198.6	6,946	(3,399)	(4,373)	84	(742)
Net income (1)	—	—	2,654	—	61	2,715
Shares issued - NFP Transaction	19.0	5,882	—	—	—	5,882
Shares issued — employee stock compensation plans	1.5	(123)	(1)	—	—	(124)
Shares repurchased	(3.1)	—	(1,000)	—	—	(1,000)
Share-based compensation expense	—	474	—	—	—	474
Dividends to shareholders ($2.64 per share)	—	—	(563)	—	—	(563)
Net change in fair value of financial instruments	—	—	—	72	—	72
Net foreign currency translation adjustments	—	—	—	(467)	—	(467)
Net postretirement benefit obligation	—	—	—	23	—	23
Net purchases of shares from nonredeemable noncontrolling interests	—	(1)	—	—	84	83
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(45)	(45)
Adjustments to redeemable noncontrolling interests	—	(3)	—	—	—	(3)
Balance at December 31, 2024	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
(1)The Company’s Net income totaled $2.7 billion for the year ended December 31, 2024, which included $5 million of Net income related to redeemable noncontrolling interests.
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years Ended December 31
(millions)	2024	2023	2022
Cash flows from operating activities
Net income	$2,720	$2,628	$2,646
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(337)	(4)	(54)
Depreciation of fixed assets	183	167	151
Amortization and impairment of intangible assets	503	89	113
Share-based compensation expense	474	438	397
Deferred income taxes	(311)	(373)	(252)
Other, net	(134)	28	170
Change in assets and liabilities:
Receivables, net	(312)	(188)	(96)
Accounts payable and accrued liabilities	393	13	(22)
Accelerating Aon United Program liabilities	17	99	—
Current income taxes	—	174	216
Pension, other postretirement and postemployment liabilities	(18)	8	(53)
Other assets and liabilities	(143)	356	3
Cash provided by operating activities	3,035	3,435	3,219
Cash flows from investing activities
Proceeds from investments	212	76	110
Purchases of investments	(172)	(67)	(107)
Net sales of short-term investments - non fiduciary	151	85	(175)
Acquisition of businesses, net of cash and funds held on behalf of clients	(3,506)	(35)	(162)
Sale of businesses, net of cash and funds held on behalf of clients	700	5	81
Capital expenditures	(218)	(252)	(196)
Cash used for investing activities	(2,833)	(188)	(449)
Cash flows from financing activities
Share repurchase	(1,000)	(2,700)	(3,203)
Proceeds from issuance of shares	79	72	58
Cash paid for employee taxes on withholding shares	(202)	(241)	(215)
Commercial paper issuances, net of repayments	(591)	(27)	(65)
Issuance of debt	7,926	744	1,967
Repayment of debt	(4,928)	(350)	(500)
Increase in fiduciary liabilities, net of fiduciary receivables	280	358	702
Cash dividends to shareholders	(562)	(489)	(463)
Redeemable and non-redeemable noncontrolling interests, and other financing activities	(206)	(232)	(71)
Cash provided by (used for) financing activities	796	(2,865)	(1,790)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(387)	264	(549)
Net increase in cash and cash equivalents and funds held on behalf of clients	611	646	431
Cash, cash equivalents and funds held on behalf of clients at beginning of year	7,722	7,076	6,645
Cash, cash equivalents and funds held on behalf of clients at end of year	$8,333	$7,722	$7,076
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,085	$778	$690
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	1	43	—
Funds held on behalf of clients	7,247	6,901	6,386
Total cash and cash equivalents and funds held on behalf of clients	$8,333	$7,722	$7,076
Supplemental disclosures:
Interest paid	$658	$446	$351
Income taxes paid, net of refunds	$1,053	$740	$546
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

Disaggregation of Revenue
The following is a description of principal service lines from which our segments generate revenue:
Risk Capital
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
Human Capital
Health Solutions includes consulting and brokerage, consumer benefits, and talent advisory services. Revenue primarily includes insurance commissions and fees for services rendered. For brokerage commissions, revenue is predominantly recognized at a point in time upon the effective date of the underlying policy (or policies), or for a limited number of arrangements, over the term of the arrangement to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services using input or output measures, including units delivered or time elapsed, to provide a faithful depiction of the progress towards completion of the performance obligation. Revenue from health care exchange arrangements is typically recognized upon successful enrollment of participants. Commissions and fees for brokerage services may be invoiced at the effective date of the underlying policy or over the term of the arrangement in installments during the policy period. Payment terms for other services vary but are typically over the contract term in installments.
Wealth Solutions includes retirement consulting and pension administration, and investments consulting. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from the Company’s delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Share-based Compensation Expense
Share-based payments to employees, including grants of RSUs and PSAs, are typically measured based on grant date fair value. For purposes of measuring share-based compensation expense, the Company considered whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2024, 2023, or 2022. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
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
At December 31, 2024, Cash and cash equivalents and Short-term investments totaled $1.3 billion compared to $1.1 billion at December 31, 2023, an increase of $157 million. Of the total balance, $123 million and $120 million was restricted as to its use at December 31, 2024 and 2023, respectively. Included within Short-term investments as of December 31, 2024 and 2023 balances, respectively, were £63 million ($79 million at December 31, 2024 exchanges rates) and £63 million ($80 million at December 31, 2023 exchange rates) of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
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
Funds held on behalf of clients represent fiduciary assets held by Aon for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $7.2 billion and $6.9 billion at December 31, 2024 and 2023, respectively. Fiduciary receivables were $10.3 billion and $9.4 billion at December 31, 2024 and 2023, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $75 million and $79 million at December 31, 2024 and 2023, respectively.

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
We classify our intangible assets acquired as either customer-related and contract based, technology and other intangible assets, and tradenames. Amortization basis and estimated useful lives by intangible asset type are generally as follows:

Intangible Asset Description	Amortization Basis	Estimated Useful Life
Customer-related and contract-based	In line with underlying cash flows	7 to 23 years
Tradenames	Straight-line	1 to 10.5 years
Technology and other intangibles	Straight-line	5 to 7 years
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
For a derivative designated as a fair value hedging instrument, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the change in fair value of a hedging instrument is recognized in Accumulated Other Comprehensive Income and subsequently reclassified to earnings in the same period the hedged item impacts earnings. For a net investment hedge, the change in fair value of the hedging instrument is recognized in Accumulated Other Comprehensive Income as part of the cumulative translation adjustment.
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
Foreign Currency
Certain of the Company’s non-U.S. operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included in Net foreign currency translation adjustments within the Consolidated Statements of Shareholders’ Equity (Deficit). Further, gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency of each entity are included in Other income (expense) within the Consolidated Statements of Income.
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

The Company’s leases expire at various dates and may contain renewal, expansion, or termination options. The exercise of lease renewal and expansion options are typically at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
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
Where Aon has provided notice of cancellation pursuant to a lease agreement, the lease is modified with the associated ROU asset and the related lease liability remeasured, which may include any additional termination penalties incurred that were not previously included within the lease liability. To the extent that the associated ROU assets and lease liabilities are removed, a corresponding gain or loss is recorded.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. If the Company is the primary beneficiary of a VIE, the Company consolidates the entity and reflects any relevant noncontrolling interest of other beneficiaries of that entity on the Statement of Consolidated Financial Position. Total assets related to consolidated VIEs are approximately 1% of the Company’s Total assets on the Consolidated Statements of Financial Position as of December 31, 2024.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent interests for certain consolidated entities which are subject to redemption rights held by the noncontrolling interests owners outside of the Company’s control at fixed or determinable prices and dates. The redeemable noncontrolling interests are considered temporary equity and reported outside of permanent equity on the Consolidated Statements of Financial Position. The interests are initially recorded at fair value and in subsequent reporting periods are adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to additional paid-in capital or retained earnings, when the Company is in an accumulated deficit position, on the Consolidated Statements of Financial Position. The interests are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of net income (loss) and distributions or its redemption value.
New Accounting Pronouncements
Adoption of New Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued new accounting guidance, requiring new segment disclosures under ASC 280, Segment Reporting, including disclosure of significant segment expense categories and amounts that are regularly reported to the CODM and included in the segment’s profit or loss in interim and annual periods. The guidance is effective for the year ended December 31, 2024 and interim periods thereafter. The Company has adopted the new guidance effective December 31, 2024, on a retrospective basis for all periods presented and prior period comparative segment information has been recast to conform with current year presentation within Note 17 “Segment Information”.
Accounting Standards Issued But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued new accounting guidance under ASC 740, Income Taxes, which requires additional income tax disclosures on an annual basis, including disaggregation of information presented within the reconciliation of the expected tax to the reported tax by specific categories, with certain reconciling items 5% or greater broken out by nature and/or jurisdiction. The new guidance also requires disclosure of income taxes paid, net of refunds, broken out by federal, state/local and foreign, including disclosure of individual jurisdictions when greater than 5% of total net income taxes paid. The new guidance is effective for Aon for the year ended December 31, 2025. The Company is evaluating the transition approach as well as the impact the disclosures will have on the Notes to Consolidated Financial Statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued new accounting guidance under ASC 220, Income Statement — Reporting Comprehensive Income, which requires more detailed information about certain expenses in commonly presented expense captions including inventory, employee compensation, depreciation, and amortization. The new guidance also requires disclosure of total selling expenses and, on an annual basis, an entity’s definition of selling expenses. The new guidance is effective for Aon for the year ended December 31, 2027, with early adoption permitted. Entities may apply the new guidance on a prospective basis, with the option for retrospective application. Aon is currently evaluating the impact the guidance will have on the Notes to Consolidated Financial Statements.

Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules will require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company will be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules are effective for Aon for the year ended December 31, 2025, with the exception of GHG emissions disclosures which are effective for Aon for the year ended December 31, 2026. After the adoption of the final rules, the final rules became subject to several legal challenges, and on April 4, 2024 the SEC voluntarily stayed the final rules pending judicial review, which remains ongoing. The Company is currently evaluating the impact that the guidance will have on our disclosures and will monitor the judicial process for impacts on the disclosure requirements.
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years Ended December 31
	2024	2023	2022
Commercial Risk Solutions	$7,861	$7,043	$6,715
Reinsurance Solutions	2,656	2,481	2,190
Total Risk Capital (1)	10,517	9,524	8,905
Health Solutions	3,335	2,433	2,224
Wealth Solutions	1,874	1,431	1,367
Total Human Capital (1)	5,209	3,864	3,591
Eliminations	(28)	(12)	(17)
Total revenue	$15,698	$13,376	$12,479
(1)Includes inter-segment revenue. Refer to Note 17 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Year Ended December 31, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,697	$2,997	$(28)	$7,666
Americas other than U.S.	954	381	—	1,335
U.K.	1,266	709	—	1,975
Ireland	78	68	—	146
Europe, Middle East, & Africa other than U.K. and Ireland	2,176	724	—	2,900
Asia Pacific	1,346	330	—	1,676
Total revenue	$10,517	$5,209	$(28)	$15,698

	Year Ended December 31, 2023
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,067	$1,868	$(12)	$5,923
Americas other than U.S.	909	351	—	1,260
U.K.	1,186	633	—	1,819
Ireland	61	52	—	113
Europe, Middle East, & Africa other than U.K. and Ireland	2,036	636	—	2,672
Asia Pacific	1,265	324	—	1,589
Total revenue	$9,524	$3,864	$(12)	$13,376

	Year Ended December 31, 2022
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$3,910	$1,773	$(17)	$5,666
Americas other than U.S.	837	300	—	1,137
U.K.	1,068	592	—	1,660
Ireland	53	46	—	99
Europe, Middle East, & Africa other than U.K. and Ireland	1,877	566	—	2,443
Asia Pacific	1,160	314	—	1,474
Total revenue	$8,905	$3,591	$(17)	$12,479
Contract Costs
Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2024	2023
Balance at beginning of period	$370	$355
Additions	1,725	1,532
Amortization	(1,659)	(1,522)
Impairment	—	—
Foreign currency translation and other	(12)	5
Balance at end of period	$424	$370
Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2024	2023
Balance at beginning of period	$195	$185
Additions	73	57
Amortization	(54)	(51)
Impairment	—	—
Foreign currency translation and other	(7)	4
Balance at end of period	$207	$195

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program called the Accelerating Aon United Program with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing the real estate footprint to align to its hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs. The Program is an investment in our 3x3 Plan that brings the best of the firm through our Aon United strategy, delivered as Risk Capital and Human Capital, and our Aon Client Leadership model, powered by Aon Business Services.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consists of the following cost activities:
•Technology and other – includes costs associated with actions taken to rationalize applications and to optimize technology across the Company. These costs may include termination fees and other non-capitalizable costs associated with Program initiatives, which include professional service fees.
•Workforce optimization – includes costs associated with headcount reduction and other separation-related costs.
•Asset impairments – includes non-cash costs associated with impairment of assets, as they are identified, including ROU lease assets, leasehold improvements, and other capitalized assets no longer providing economic benefit.
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. Our Risk Capital segment is expected to incur approximately $200 million of charges, while our Human Capital segment is expected to incur approximately $50 million of charges, with the remaining charges relating to corporate expenses.
Total Program costs incurred for the years ended December 31, 2024 and 2023 are as follows (in millions):

	Years Ended December 31
	2024	2023
Risk Capital	$114	$57
Human Capital	27	23
Corporate	248	55
Total	$389	$135
The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The Company’s unpaid liabilities for charges under the Program are primarily included in Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.
The changes in the Company’s liabilities for the Program as of December 31, 2024 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of January 1, 2024	$14	$86	$—	$100
Charges	126	197	66	389
Cash payments	(96)	(172)	—	(268)
Foreign currency translation and other	—	(3)	—	(3)
Non-cash charges (1)	(27)	(11)	(66)	(104)
Liability balance as of December 31, 2024	$17	$97	$—	$114
Total costs incurred from inception to date	$140	$300	$84	$524
(1)For the year ended December 31, 2024, the Company recognized $27 million of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.

5.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years Ended December 31
	2024	2023	2022
Gain from disposals of business	$337	$4	$54
Equity earnings	10	5	10
Foreign currency remeasurement	8	(99)	(14)
Extinguishment of debt	(7)	—	—
Pension and other postretirement (1)	(48)	(98)	(179)
Financial instruments and other (2)	48	25	4
Total	$348	$(163)	$(125)
(1)Refer to Note 12 “Employee Benefits” for further information.
(2)For the year ended December 31, 2024, an $84 million gain was recognized related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for additional information.
Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2024	2023	2022
Balance at beginning of period	$79	$76	$90
Provision	7	13	8
Accounts written off, net of recoveries	(8)	(11)	(18)
Foreign currency translation and other	(3)	1	(4)
Balance at end of period	$75	$79	$76
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2024	2023
Costs to fulfill contracts with customers (1)	$424	$370
Prepaid expenses	135	100
Taxes receivable	43	35
Assets held for sale	1	354
Other	156	137
Total	$759	$996
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2024	2023
Software	$981	$983
Leasehold improvements	437	430
Furniture, fixtures, and equipment	297	269
Computer equipment	271	294
Construction in progress	133	130
Other	27	30
Fixed assets, gross	2,146	2,136
Less: Accumulated depreciation	1,509	1,498
Fixed assets, net	$637	$638
Depreciation expense, which includes software amortization, was $183 million, $167 million, and $151 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2024	2023
Costs to obtain contracts with customers (1)	$207	$195
Taxes receivable	90	100
Investments	90	45
Leases (2)	9	26
Other	602	140
Total	$998	$506
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2) Refer to Note 9 “Lease Commitments” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2024	2023
Deferred revenue (1)	$280	$270
Taxes payable	260	291
Leases (2)	191	182
Contingent consideration	93	—
Liabilities held for sale	—	69
Other	949	1,066
Total	$1,773	$1,878
(1)$805 million and $647 million was recognized in the Consolidated Statements of Income during the years ended December 31, 2024 and December 31, 2023, respectively.
(2)Refer to Note 9 “Lease Commitments” for further information.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2024	2023
Taxes payable (1)	$885	$827
Contingent consideration	104	—
Compensation and benefits payable	61	59
Deferred revenue	30	33
Other (2)	64	155
Total	$1,144	$1,074
(1)There was no non-current transition tax as of December 31, 2024. There was $72 million of non-current transition tax as of December 31, 2023. Refer to Note 10 “Income Taxes” for further information on the transition tax.
(2)Includes $10 million as of December 31, 2023 that was previously classified as “Leases” within Aon’s annual report on Form 10-K filed February 16, 2024. The prior year balance has been reclassified to conform to current year presentation.
6.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
On April 25, 2024 (the “Acquisition Date”), the Company completed the acquisition of NFP, a leading middle market property and casualty broker, benefits consultant, wealth manager, and retirement plan advisor, with more than 7,700 colleagues. The Transaction expands Aon’s presence in the large and fast-growing middle-market and enhances NFP’s strong existing client relationships and distribution, by bringing Aon’s data and analytics-based content, capabilities, and expertise, delivered through the Aon Business Services platform.
Including the acquisition of NFP, the Company completed 22 acquisitions, 10 within Risk Capital and 12 within Human Capital, during the year ended December 31, 2024. Total consideration transferred for these acquisitions was $9.6 billion. The Company completed three acquisitions, two within Risk Capital and one within Human Capital, during the year ended December 31, 2023. Total consideration transferred for these acquisitions was $50 million. Intangible assets acquired include customer-related and contract-based assets, tradenames, and technology and other assets. The intangible assets acquired as part of business acquisitions in 2024 had a weighted average useful economic life of 19 years, comprised of a weighted average of 20 years for customer-related and contract-based assets, 10 years for tradenames, and 6 years for technology and other assets. Acquisition-related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2024 were approximately $96 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2024 was approximately $1.7 billion.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. Excluding NFP, the Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
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
The Company financed the NFP Transaction, in part, with the net proceeds from Senior Notes issued on March 1, 2024 totaling to an aggregate amount of $6.0 billion and proceeds from a $2.0 billion delayed draw term loan which was drawn on April 25, 2024. Refer to Note 8 “Debt” for further information.

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

	Year Ended December 31, 2024
	NFP Acquisition	Other Acquisitions	Total
Consideration transferred:
Cash	$3,247	$467	$3,714
Deferred, contingent, and other consideration	—	33	33
Class A ordinary shares issued	5,882	—	5,882
Aggregate consideration transferred	$9,129	$500	$9,629
Assets acquired:
Cash and cash equivalents	$294	$17	$311
Receivables	328	30	358
Fiduciary assets (1)	411	52	463
Goodwill	6,867	258	7,125
Other intangible assets:
Customer-related and contract-based	5,950	262	6,212
Tradenames	800	1	801
Technology and other	25	2	27
Operating lease right-of-use assets	138	4	142
Current assets	82	2	84
Non-current assets	88	2	90
Total assets acquired	14,983	630	15,613
Liabilities assumed:
Accounts payable and accrued liabilities	$283	$33	$316
Fiduciary liabilities	411	52	463
Current liabilities	242	8	250
Long-term debt	3,422	—	3,422
Non-current operating lease liabilities	125	4	129
Deferred tax liabilities (2)	1,026	31	1,057
Non-current liabilities	152	2	154
Total liabilities assumed	5,661	130	5,791
Less: Fair value of redeemable noncontrolling interests (3)	(108)	—	(108)
Less: Fair value of nonredeemable noncontrolling interests	(85)	—	(85)
Net assets acquired	$9,129	$500	$9,629
(1)Includes $312 million of funds held on behalf of clients.
(2)As of December 31, 2024, the NFP deferred tax liability related to the US has been netted with the Aon deferred tax asset related to the US and presented as a net deferred tax asset on the Consolidated Statements of Financial Position.
(3)The fair value of the noncontrolling interests acquired was estimated using a DCF model under the income approach and used estimated financial projections developed by management applying market participant assumptions.

The above amounts are considered preliminary and, therefore, the Company may refine estimates and adjust the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the Acquisition Date. During the year ended December 31, 2024, the Company made measurement period adjustments related to the NFP Transaction which primarily included the following:
•An increase in the fair value of customer-related and contract-based intangible assets of $125 million;
•A decrease in the fair value of acquired notes receivable of $107 million (recorded within other current assets and other non-current assets); and
•A $97 million decrease in deferred tax liabilities primarily as a result of adjustments to state deferred taxes and deferred taxes recorded on other measurement period adjustments;
Collectively, these adjustments, along with other insignificant adjustments not described above, resulted in an $86 million decrease to goodwill. The measurement period adjustments had an insignificant impact on Net income for the year ended December 31, 2024.
The purchase price related to the NFP Transaction exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of approximately $6.9 billion, and is not deductible for tax purposes. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies as a result of the NFP Transaction which provides the Company with an expanded presence in the large and fast-growing middle-market. As of December 31, 2024, the company had allocated $2.7 billion of the acquired goodwill to Risk Capital and $4.2 billion of the acquired goodwill to Human Capital.
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
For the year ended December 31, 2024, the Company recognized $90 million of transaction costs in Other general expenses. Additional transaction costs include $6 million of debt extinguishment charges recognized in Other income (expense) in the second quarter of 2024 in connection with the extinguishment of assumed long-term debt through cash tender offers on April 26, 2024.

The Company’s Consolidated Financial Statements for the year ended December 31, 2024 include the operations of NFP from the Acquisition Date. The following table presents the NFP revenue and earnings as reported in the Company’s Consolidated Statements of Income (in millions):

Year Ended December 31, 2024
Revenue	$1,707
Net loss attributable to Aon shareholders	$—
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

	Year Ended December 31,
	2024	2023
Revenue	$16,397	$15,579
Net income attributable to Aon shareholders	2,461	1,958
The unaudited pro forma financial information is based on historical information of the Company and NFP, along with certain material pro forma adjustments. The material pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) interest expense to reflect Aon’s borrowings under the Senior Notes offering and delayed draw term loan; (iii) increased compensation expense relating to the issuance of certain cash and equity plans related to the NFP Transaction; (iv) nonrecurring transaction costs; (v) accounting policy alignment adjustments, and (vi) income tax impact of the aforementioned pro forma adjustments. In addition, during the year ended December 31, 2024, the Company reflected pro forma adjustments related to measurement period adjustments.
Completed Dispositions
The Company completed five dispositions, three within Risk Capital and two within Human Capital, during the year ended December 31, 2024. The Company completed two dispositions, both within Risk Capital, during the year ended December 31, 2023 and three dispositions, two within Risk Capital and one within Human Capital, during the year ended December 31, 2022.
The pretax gains recognized related to dispositions were $337 million, $4 million, and $54 million for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Gains recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income. The pretax losses recognized in the Consolidated Statements of Income related to dispositions were insignificant for the year ended December 31, 2024. There were no pretax losses recognized for the year ended December 31, 2023, and insignificant pretax losses recognized for the year ended December 31, 2022.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the year ended December 31, 2024, the Company earned $84 million of deferred consideration from the Buyer and the other designated purchasers, which was recorded in Other income (expense) in the Consolidated Statements of Income.

7.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2024 and 2023, respectively, are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of January 1, 2023	$6,127	$2,165	$8,292
Goodwill related to current year acquisitions	20	3	23
Goodwill related to current year disposals	(1)	—	(1)
Foreign currency translation and other	81	19	100
Balance as of December 31, 2023	$6,227	$2,187	$8,414
Goodwill related to current year acquisitions	2,768	4,357	7,125
Goodwill related to current year disposals	(50)	(32)	(82)
Foreign currency translation and other	(160)	(63)	(223)
Balance as of December 31, 2024	$8,785	$6,449	$15,234
Other intangible assets by asset class are as follows (in millions):

	2024			2023
As of December 31	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,994	$2,050	$5,944	$1,873	$1,686	$187
Tradenames	812	66	746	12	12	—
Technology and other	366	313	53	359	312	47
Total	$9,172	$2,429	$6,743	$2,244	$2,010	$234
Amortization and impairment of intangible asset charges from finite lived intangible assets were $503 million, $89 million, and $113 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2024 is as follows (in millions):

Estimated Future Amortization
For the years ended
2025	$760
2026	691
2027	633
2028	582
2029	538
Thereafter	3,539
Total	$6,743

8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2024	2023
Commercial paper	$—	$597
3.50% Senior Notes due June 2024	—	600
3.875% Senior Notes due December 2025	749	749
2.875% Senior Notes due May 2026 (EUR 500M)	520	550
8.205% Junior Subordinated Notes due January 2027	521	521
5.125% Senior Notes due March 2027	596	—
Delayed Draw Term Loan due April 2027	1,099	—
2.85% Senior Notes due May 2027	598	597
4.50% Senior Notes due December 2028	348	348
5.150% Senior Notes due March 2029	993	—
3.75% Senior Notes due May 2029	747	746
2.80% Senior Notes due May 2030	995	995
5.300% Senior Notes due March 2031	644	—
2.05% Senior Notes due August 2031	397	397
2.60% Senior Notes due December 2031	497	497
5.00% Senior Notes due September 2032	496	496
5.35% Senior Notes due February 2033	745	744
5.450% Senior Notes due March 2034	1,735	—
6.25% Senior Notes due September 2040	297	297
4.25% Senior Notes due December 2042	206	204
4.45% Senior Notes due May 2043	247	247
4.60% Senior Notes due June 2044	545	545
4.75% Senior Notes due May 2045	594	594
2.90% Senior Notes due August 2051	592	592
3.90% Senior Notes due February 2052	878	878
5.750% Senior Notes due March 2054	1,966	—
Other	11	5
Total debt	17,016	11,199
Less: Short-term debt and current portion of long-term debt	751	1,204
Total long-term debt	$16,265	$9,995
Notes
In December 2024, Aon Global Limited’s $750 million 3.875% Senior Notes due December 2025 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. As of December 31, 2024, Aon North America, Inc. repaid $900 million of the outstanding balance. The remaining outstanding balance is $1.1 billion. Aon plc incurred $1 million of debt extinguishment charges for the year ended December 31, 2024 related to the delayed draw term loan.
On April 2, 2024, Aon plc announced that its wholly owned subsidiary, Randolph Acquisition Corp., commenced cash tender offers for any and all of the outstanding 6.875% Senior Notes due 2028, 4.875% Senior Secured Notes due 2028, 7.500%

Senior Secured Notes due 2030 and 8.500% Senior Secured Notes due 2031, each issued by NFP Corp. (together, the “NFP Notes”), upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement, dated as of April 2, 2024. The total amount tendered pursuant to the tender offers was approximately $3.3 billion, excluding premiums. On April 26, 2024, Randolph Acquisition Corp. purchased those NFP Notes that were validly tendered and not validly withdrawn prior to April 15, 2024, effecting the early settlement of the offers (the “Early Settlement”). In addition, on April 16, 2024, NFP Corp. delivered notices of redemption of all NFP Notes not validly tendered pursuant to the offers and purchased at the Early Settlement, at a purchase price equal to the price paid to holders of the NFP Notes in connection with the Early Settlement, with a redemption date of April 26, 2024. As a result of the Early Settlement of the offers and the related redemption which occurred on April 26, 2024, no NFP Notes remain outstanding. Aon plc incurred $6 million of debt extinguishment charges for the year ended December 31, 2024 related to costs related to the NFP Transaction.
On March 1, 2024, Aon North America, Inc. issued $600 million 5.125% Senior Notes due in March 2027, $1 billion 5.150% Senior Notes due in March 2029, $650 million 5.300% Senior Notes due in March 2031, $1.75 billion 5.450% Senior Notes due in March 2034, and $2 billion 5.750% Senior Notes due in March 2054, totaling to an aggregate amount of $6 billion. The Company intends to use the net proceeds from the offering for general corporate purposes, including a portion of which was used to pay a portion of the cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses.
In November 2023, Aon Global Limited’s $350 million 4.00% Senior Notes matured and were repaid in full.
On February 28, 2023, Aon Corporation and Aon Global Holdings plc co-issued $750 million 5.35% Senior Notes due in February 2033. The Company intends to use the net proceeds from the offering for general corporate purposes.
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation. Each of the notes co-issued by Aon Corporation and Aon Global Holdings plc is fully and unconditionally guaranteed by Aon plc, Aon North America, Inc., and Aon Global Limited. All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2024.
Repayments of total debt as of December 31, 2024 are as follows (in millions):

2025	$751
2026	523
2027	2,823
2028	352
2029	1,752
Thereafter	11,006
Total Repayments	17,207
Unamortized discounts, premiums, and debt issuance costs	(191)
Total Debt	$17,016
Revolving Credit Facilities
As of December 31, 2024, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2024, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2024.

Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($651 million at December 31, 2024 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at December 31, 2024. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, is as follows (in millions):

As of December 31	2024	2023
Commercial paper outstanding	$—	$597
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2024	2023
Weighted average commercial paper outstanding	$121	$471
Weighted average interest rate of commercial paper outstanding	5.59%	4.93%
9.    Lease Commitments
The classification of operating and finance lease asset and liability balances within the Consolidated Statements of Financial Position are as follows (in millions):

As of December 31		2024	2023
Assets
Operating lease assets	Operating lease right-of-use assets	$711	$650
Finance lease assets	Other non-current assets	9	26
Total lease assets		$720	$676

Liabilities
Current lease liabilities
Operating	Other current liabilities	$176	$159
Finance	Other current liabilities	15	23
Non-current lease liabilities
Operating	Non-current operating lease liabilities	685	641
Finance	Other non-current liabilities	—	10
Total lease liabilities		$876	$833

The components of lease costs are as follows (in millions):

	Years Ended December 31
	2024	2023
Operating lease cost	$225	$183
Finance lease costs
Amortization of leased assets	9	19
Interest on lease liabilities	—	—
Variable lease cost	39	44
Short-term lease cost (1)	15	8
Sublease income	(5)	(13)
Net lease cost	$283	$241
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.
Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2024	2023
Weighted average remaining lease term (years)
Operating leases	6.0	6.3
Finance leases	0.5	1.5
Weighted average discount rate
Operating leases	4.2%	3.6%
Finance leases	1.0%	1.0%
Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$193	$206
Financing cash flows for finance leases	$18	$19
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$116	$112
Operating lease ROU asset expense (1)	$186	$141
Changes in Non-current operating lease liabilities (1)	$44	$(52)
(1)The Company has presented non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities within Other assets and liabilities in Cash flows from operations within the Consolidated Statements of Cash Flows.
Maturity analysis of operating and finance leases as of December 31, 2024 are as follows (in millions):

	Operating Leases	Finance Leases	Total
2025	$199	$15	$214
2026	188	—	188
2027	161	—	161
2028	132	—	132
2029	93	—	93
Thereafter	186	—	186
Total undiscounted future minimum lease payments	959	15	974
Less: Imputed interest	(98)	—	(98)
Present value of lease liabilities	$861	$15	$876

10.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

	Years Ended December 31
	2024	2023	2022
Income (loss) before income taxes:
Ireland	$52	$31	$85
U.K.	782	338	502
U.S.	854	219	161
Other	1,774	2,581	2,408
Total	$3,462	$3,169	$3,156
Income tax expense:
Current:
Ireland	$13	$4	$2
U.K.	233	185	206
U.S. federal	292	240	195
U.S. state and local	79	74	43
Other	436	411	316
Total current tax expense	$1,053	$914	$762
Deferred tax expense (benefit):
Ireland	$—	$—	$—
U.K.	(169)	(116)	(152)
U.S. federal	(83)	(126)	(69)
U.S. state and local	(71)	(39)	(21)
Other	12	(92)	(10)
Total deferred tax expense (benefit)	$(311)	$(373)	$(252)
Total income tax expense	$742	$541	$510
Income before income taxes shown above may, in some cases, be subject to taxation in more than one country, and as a result the income tax provision shown above as Ireland, U.K., U.S. or Other may not correspond to the geographic attribution of the earnings.

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The reconciliation of the income tax provisions based on the Irish statutory corporate tax rate of 25% to the provisions reflected in the Consolidated Financial Statements is as follows:

	Years Ended December 31
	2024	2023	2022
Statutory tax rate	25.0%	25.0%	25.0%
U.S. state income taxes, net of U.S. federal benefit	0.7	0.6	0.4
Taxes on international operations (1)	(9.3)	(11.2)	(11.6)
Nondeductible expenses	1.8	3.2	2.4
Adjustments to prior year tax requirements	0.8	0.5	(7.0)
Deferred tax adjustments, including statutory rate changes	(0.1)	(0.3)	(0.5)
Deferred tax adjustments, international earnings	1.1	0.7	0.2
Adjustments to valuation allowances	(0.1)	(2.5)	1.9
Change in uncertain tax positions	2.3	2.6	8.6
Excess tax benefits related to shared based compensation (2)	(0.7)	(1.6)	(1.5)
Capital and other losses	—	—	(1.4)
Other — net	(0.1)	0.1	(0.3)
Effective tax rate	21.4%	17.1%	16.2%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0%, 25.0% and 25.0% at December 31, 2024, 2023, and 2022, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.
The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.

The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2024	2023
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$1,576	$1,049
Employee benefit plans	359	337
Lease liabilities	171	164
Other accrued expenses	176	155
Federal and state benefit of interest from uncertain tax positions	99	75
Accrued interest	102	52
Deferred revenue	31	25
Other	56	40
Total	2,570	1,897
Valuation allowance on deferred tax assets	(202)	(197)
Total	$2,368	$1,700
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(1,512)	$(254)
Deferred costs	(160)	(149)
Lease right-of-use asset	(139)	(135)
Unremitted earnings	(66)	(44)
Other accrued expenses	(21)	(20)
Unrealized foreign exchange gains	(36)	(18)
Investment basis differences (1)	(42)	49
Other	(57)	(49)
Total	$(2,033)	$(620)
Net deferred tax asset	$335	$1,080
(1)The balance was in an asset position for the comparable period.
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2024	2023
Deferred tax assets — non-current	$654	$1,195
Deferred tax liabilities — non-current	(319)	(115)
Net deferred tax asset	$335	$1,080
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain tax credits, net operating loss carryforwards, and capital loss carryforwards. Valuation allowances increased by $5 million as of December 31, 2024, when compared to December 31, 2023. The change is primarily attributable to the acquisition of NFP, partially offset by a release of certain valuation allowances related to state net operating loss carryforwards.
The Company generally intends to limit distributions from foreign subsidiaries in excess of U.S. tax earnings and profits (except where distributions would be limited by available cash) and to limit repatriations from certain other jurisdictions that would otherwise generate a U.S. tax liability. As of December 31, 2024, the Company has accrued $66 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following carryforwards (in millions):

As of December 31	2024	2023
U.K.
Operating loss carryforwards	$1,499	$1,033
Capital loss carryforwards	$557	$550
Interest carryforwards	$85	$—

U.S.
Federal operating loss carryforwards	$2	$1
Federal interest carryforwards	$3,743	$2,303
Federal foreign tax credit carryforwards	$29	$24

State operating loss carryforwards	$1,822	$493
State interest carryforwards	$2,303	$1,209

Other Non-U.S.
Operating loss carryforwards	$339	$461
Capital loss carryforwards	$9	$7
Interest carryforwards	$126	$129
Other carryforwards	$—	$3
The U.K. operating losses and capital losses have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2024 have various carryforward periods and will begin to expire in 2025. Federal and state interest carryforwards have indefinite carryforward periods. Foreign tax credits can be carried forward for ten years and will begin to expire in 2027. Operating, capital losses, and other carryforwards in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2025. The interest carryforwards in other non-U.S. jurisdictions have an indefinite carryforward period.
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
The benefit realized was approximately $96 million, $93 million, and $115 million during the years ended December 31, 2024, 2023, and 2022, respectively. The impact of this tax holiday on diluted earnings per share was $0.45, $0.45, and $0.54 during the years ended December 31, 2024, 2023, and 2022, respectively.

Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2024	2023
Balance at January 1	$637	$601
Additions based on tax positions related to the current year	39	40
Additions for tax positions of prior years	1	2
Reductions for tax positions of prior years	(5)	(3)
Settlements	(1)	—
Business combinations	61	—
Lapse of statute of limitations	(10)	(3)
Foreign currency translation	—	—
Balance at December 31	$722	$637
The Company’s liability for uncertain tax positions as of December 31, 2024, 2023, and 2022, includes $643 million, $570 million, and $535 million, respectively, related to amounts that would impact the effective tax rate if recognized. It is possible that the amount of unrecognized tax benefits may change in the next twelve months; however, the Company does not expect the change to have a significant impact on its consolidated statements of income or consolidated balance sheets. These changes may be the result of settlements of ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes within the next twelve months cannot be made.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $73 million, $62 million, and $40 million, in 2024, 2023, and 2022, respectively. The Company recorded a liability for interest and penalties of $325 million, $244 million, and $181 million as of December 31, 2024, 2023, and 2022, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2013. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2008.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2024	2023
Shares repurchased	3.1	8.4
Average price per share	$325.56	$321.52
Repurchase costs recorded to accumulated deficit	$1,000	$2,700
At December 31, 2024, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $2.3 billion. Under the Repurchase Program, the Company has repurchased a total of 172.1 million shares for an aggregate cost of approximately $25.2 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Years Ended December 31
	2024	2023	2022
Basic weighted average ordinary shares outstanding	211.4	203.5	211.7
Dilutive effect of potentially issuable shares	1.1	1.5	1.5
Diluted weighted average ordinary shares outstanding	212.5	205.0	213.2
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were an insignificant number of shares excluded from the calculation in 2024 and 2023, and 0.8 million shares excluded in 2022.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2021	$2	$(1,333)	$(2,540)	$(3,871)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	(15)	(528)	(569)	(1,112)
Tax benefit (expense)	4	—	149	153
Other comprehensive income (loss) before reclassifications, net	(11)	(528)	(420)	(959)
Amounts reclassified from accumulated other comprehensive income:
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	282	280
Tax expense	—	—	(73)	(73)
Amounts reclassified from accumulated other comprehensive income (loss), net	(2)	—	209	207
Net current period other comprehensive income (loss)	(13)	(528)	(211)	(752)
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	8	278	(212)	74
Tax benefit (expense)	(1)	(1)	54	52
Other comprehensive loss before reclassifications, net	7	277	(158)	126
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	8	—	159	167
Tax expense	(2)	—	(41)	(43)
Amounts reclassified from accumulated other comprehensive income, net	6	—	118	124
Net current period other comprehensive income (loss)	13	277	(40)	250
Balance at December 31, 2023	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	99	(479)	(110)	(490)
Tax benefit (expense)	(26)	12	27	13
Other comprehensive loss before reclassifications, net	73	(467)	(83)	(477)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	(2)	—	143	141
Tax expense	1	—	(37)	(36)
Amounts reclassified from accumulated other comprehensive income, net	(1)	—	106	105
Net current period other comprehensive income (loss)	72	(467)	23	(372)
Balance at December 31, 2024	$74	$(2,051)	$(2,768)	$(4,745)
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

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

	Years Ended December 31
	2024	2023	2022
U.S.	$124	$114	$108
U.K.	55	52	47
Netherlands and Canada	33	33	33
Total	$212	$199	$188
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2024 and 2023, and a statement of the funded status as of December 31, 2024 and 2023, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 87% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2024	2023	2024	2023	2024	2023
Change in projected benefit obligation
At January 1	$3,233	$2,946	$2,199	$2,180	$1,129	$1,094
Service cost	—	—	—	—	—	—
Interest cost	145	147	100	103	39	41
Plan amendment	7	5	—	—	—	—
Settlements	—	—	—	3	—	(63)
Actuarial (gain) loss	(353)	143	(116)	51	36	63
Benefit payments	(176)	(173)	(143)	(138)	(44)	(44)
Foreign currency impact	(43)	165	—	—	(73)	38
As of December 31	$2,813	$3,233	$2,040	$2,199	$1,087	$1,129
Accumulated benefit obligation at end of year	$2,813	$3,233	$2,040	$2,199	$1,077	$1,117
Change in fair value of plan assets
At January 1	$3,775	$3,537	$1,499	$1,481	$1,069	$1,032
Actual return on plan assets	(261)	211	26	121	65	93
Employer contributions	4	4	43	32	11	14
Settlements	—	—	—	3	—	(63)
Benefit payments	(176)	(173)	(143)	(138)	(44)	(44)
Foreign currency impact	(51)	196	—	—	(69)	37
As of December 31	$3,291	$3,775	$1,425	$1,499	$1,032	$1,069
Market related value at end of year	$3,291	$3,775	$1,731	$1,788	$1,032	$1,069
Amount recognized in Statement of Financial Position as of December 31
Funded status	$478	$542	$(615)	$(700)	$(55)	$(60)
Unrecognized prior-service cost	43	39	—	—	(5)	(5)
Unrecognized loss	1,854	1,870	1,276	1,319	419	436
Net amount recognized	$2,375	$2,451	$661	$619	$359	$371
In 2024, the net actuarial gains decreased the benefit obligation primarily due to the increase in discount rates. In 2023, the net actuarial losses increased the benefit obligation primarily due to the decrease in discount rates.

In May 2023, to further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of annuities, where certain pension assets were liquidated to purchase the annuities. The transaction settled $63 million of benefit obligations using $63 million of assets.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Prepaid benefit cost (1)	$505	$570	$—	$—	$—	$1
Accrued benefit liability - current (2)	(1)	(1)	(42)	(42)	(4)	(4)
Accrued benefit liability - non-current (3)	(26)	(27)	(573)	(658)	(51)	(57)
Accumulated other comprehensive loss	1,897	1,909	1,276	1,319	414	431
Net amount recognized	$2,375	$2,451	$661	$619	$359	$371
(1)Included in Prepaid pension.
(2)Included in Other current liabilities.
(3)Included in Pension, other postretirement, and postemployment liabilities.
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2024 and 2023 consist of (in millions):

	U.K.		U.S.		Other
	2024	2023	2024	2023	2024	2023
Net loss	$1,854	$1,870	$1,276	$1,319	$419	$436
Prior service cost (income)	43	39	—	—	(5)	(5)
Total	$1,897	$1,909	$1,276	$1,319	$414	$431
In 2024, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.0 billion, an ABO of $2.0 billion, and plan assets with a fair value of $1.4 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $110 million, an ABO of $110 million and, plan assets with a fair value of $82 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.0 billion and plan assets with a fair value of $0.9 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $210 million and plan assets with a fair value of $161 million.
In 2023, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.2 billion, an ABO of $2.2 billion, and plan assets with a fair value of $1.5 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $124 million, an ABO of $124 million and, plan assets with a fair value of $96 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.0 billion and plan assets with a fair value of $0.9 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $233 million and plan assets with a fair value of $178 million.
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$—	$—	$1	$—	$—	$—	$—	$—	$—
Interest cost	145	147	83	100	103	73	39	41	19
Expected return on plan assets, net of administration expenses	(188)	(190)	(134)	(135)	(119)	(108)	(54)	(48)	(33)
Amortization of prior-service cost	2	2	2	—	—	—	—	—	—
Amortization of net actuarial loss	82	75	29	36	34	61	13	13	13
Net periodic benefit (income) cost	41	34	(19)	1	18	26	(2)	6	(1)
Settlement expense	—	—	—	—	—	170	—	27	—
Total net periodic benefit cost (income)	$41	$34	$(19)	$1	$18	$196	$(2)	$33	$(1)
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
In May 2023, to further its pension de-risking strategy, the Company settled certain pension obligations in the Netherlands through the purchase of an annuity. A non-cash settlement charge of approximately $27 million was recognized.
In November 2022, to further its pension de-risking strategy the Company purchased an annuity for portions of its U.S. pension plans that will settle certain obligations. This triggered settlement accounting which required immediate recognition of a portion of the accumulated losses associated with the plan. Consequently, the Company recognized a non-cash settlement charge of approximately $170 million.
The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2024	2023	2024	2023	2024	2023
Discount rate	5.55%	4.58%	5.18 - 5.52%	4.60 - 4.84%	3.26 - 4.63%	2.95 - 4.65%
Rate of compensation increase	3.44 - 3.94%	3.38 - 3.88%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.44%	2.33%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate	4.55%	4.95%	1.85%	4.65 - 4.72%	4.80 - 4.91%	1.67 - 2.25%	3.04 - 4.63%	3.35 - 5.15%	0.84 - 2.58%
Expected return on plan assets, net of administration expenses	5.14%	5.34%	2.34%	7.79%	6.82%	2.03 - 5.28%	4.40 - 5.50%	4.20 - 4.85%	1.80 - 3.15%
Rate of compensation increase	3.38 - 3.88%	3.59 - 4.09%	3.62 - 4.12%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.79% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 15 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.

The fair values of the Company’s U.S. pension plan assets at December 31, 2024 and December 31, 2023, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$14	$14	$—	$—
Equity investments:
Equity securities	—	—	—	—
Equity derivatives	—	—	—	—
Pooled funds (2)	427	—	—	—
Fixed income investments:
Corporate bonds	92	—	92	—
Government and agency bonds	252	218	34	—
Fixed Income Derivatives	3	—	3	—
Pooled funds (2)	339	—	—	—
Other investments:
Real estate (2) (3)	127	—	—	—
Alternative investments (2) (4)	171	—	—	—
Total	$1,425	$232	$129	$—

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$35	$35	$—	$—
Equity investments:
Equity securities	74	74	—	—
Equity derivatives	—	—	—	—
Pooled funds (2)	341	—	—	—
Fixed income investments:
Corporate bonds	124	—	124	—
Government and agency bonds	272	232	40	—
Fixed Income Derivatives	2	—	2	—
Pooled funds (2)	373	—	—	—
Other investments:
Real estate (2)(3)	93	—	—	—
Alternative investments (2) (4)	185	—	—	—
Total	$1,499	$341	$166	$—
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

The fair values of the Company’s major U.K. pension plan assets at December 31, 2024 and December 31, 2023, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$98	$98	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(129)	—	(129)	—
Government and agency bonds	1,397	1,397	—	—
Annuities	1,329	—	—	1,329
Pooled funds (2)	168	—	—	—
Other investments:
Real estate (2) (4)	58	—	—	—
Pooled funds (2) (5)	370	—	—	—
Total	$3,291	$1,495	$(129)	$1,329

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$273	$273	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(255)	—	(255)	—
Government and agency bonds	1,570	1,570	—	—
Annuities	1,510	—	—	1,510
Pooled funds (2)	160	—	—	—
Other investments:
Real estate (2) (4)	92	—	—	—
Pooled funds (2) (5)	425	—	—	—
Total	$3,775	$1,843	$(255)	$1,510
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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2024 and December 31, 2023 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2023	$1,403
Actual return on plan assets:
Relating to assets still held at December 31, 2023	30
Foreign exchange	77
Balance at December 31, 2023	1,510
Actual return on plan assets:
Relating to assets still held at December 31, 2024	(157)
Foreign exchange	(24)
Balance at December 31, 2024	$1,329
The fair values of the Company’s other major pension plan assets at December 31, 2024 and December 31, 2023, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$18	$18	$—	$—
Equity investments:
Equity securities	55	55	—	—
Pooled funds (2)	208	—	—	—
Fixed income investments:
Government and agency bonds	237	237	—	—
Derivatives	(12)	—	(12)	—
Pooled funds (2)	473	—	—	—
Other investments:
Alternative investments (2) (3)	47	—	—	—
Real estate (2) (4)	6	—	—	—
Total	$1,032	$310	$(12)	$—

		Fair Value Measurements Using
	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$26	$26	$—	$—
Equity investments:
Equity securities	53	53	—	—
Pooled funds (2)	204	—	—	—
Fixed income investments:
Government and agency bonds	243	243	—	—
Derivatives	(3)	—	(3)
Pooled funds (2)	490	—	—	—
Other investments:
Alternative investments (2) (3)	47	—	—	—
Real estate (2) (4)	9	—	—	—
Total	$1,069	$322	$(3)	$—
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
Investment Policy and Strategy
The U.S. investment policy, as established by the RPGIC, seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2024, the weighted average targeted allocation for the U.S. plans was 29% for equity investments, 50% for fixed income investments, and 21% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2024, the weighted average targeted allocation for the U.K. and non-U.S. plans was 7% for equity investments, 88% for fixed income investments, and 5% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2025, the Company expects to contribute approximately $2 million, $76 million, and $10 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2024 (in millions):

	U.K.	U.S.	Other
2025	$167	$163	$45
2026	$172	$166	$46
2027	$177	$167	$48
2028	$182	$168	$49
2029	$186	$158	$50
2030 - 2034	$974	$747	$267

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated PBO, fair value of plan assets, funded status and net amount recognized as of December 31, 2024 and 2023 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2024	2023
Accumulated projected benefit obligation	$79	$91
Fair value of plan assets	16	15
Funded status	(63)	(76)
Unrecognized (gain) loss	(26)	(16)
Net amount recognized	$(89)	$(92)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2024	2023	2022
Net periodic benefit cost recognized (millions)	$4	$4	$3
Weighted-average discount rate used to determine future benefit obligations	4.68 - 5.59%	4.65 -4.87%	4.94 -5.19%
Weighted-average discount rate used to determine net periodic benefit costs	4.64 - 4.76%	4.92 -5.17%	1.97 - 2.69%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2025 is $1.4 million net gain and $0.1 million of prior-service credit.
•To contribute $4 million to fund significant other postretirement benefit plans during 2025.
•Estimated future benefit payments will be approximately $5 million each year for 2025 through 2029, and $25 million in aggregate for 2030-2034.
13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

	Years Ended December 31
	2024	2023	2022
Restricted share units	$309	$283	$251
Performance share awards	155	143	134
Employee share purchase plans and other	10	12	12
Total share-based compensation expense	474	438	397
Tax benefit	101	91	83
Share-based compensation expense, net of tax	$373	$347	$314
Restricted Share Units
RSUs generally vest between three to five years. The fair value of RSUs is based upon the market value of the Company’s class A ordinary shares at the date of grant, reduced by the present value of estimated dividends foregone during the vesting period where applicable. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all non-vested awards. Compensation expense associated with RSUs is recognized on a straight-line basis over the requisite service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2023	2,674	$271
Granted	1,349	$300
Vested	(1,060)	$259
Forfeited	(177)	$273
Non-vested balance at December 31, 2024	2,786	$289
(1)Represents per share weighted average fair value of award at date of grant.
The weighted-average grant date fair value of the Company's RSU awards granted during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $300, $302, and $279, respectively. The fair value of RSUs that vested during 2024, 2023, and 2022 was $332 million, $354 million, and $325 million, respectively.
Unamortized deferred compensation expense amounted to $521 million as of December 31, 2024, with a remaining weighted average amortization period of approximately 2.0 years.
Performance Share Awards
The vesting of PSAs is contingent upon the achievement of certain objectives. The significant plan is the LPP for which payout is based on a cumulative level of adjusted diluted earnings per share related performance over a three-year period. The actual issuance of shares may range from 0-200% of the target number of LPPs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of LPPs is based upon the market price of the Company’s class A ordinary shares at the date of grant, reduced by the present value of estimated dividends foregone during the vesting period. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.
The following table summarizes the status of the Company's LPPs at 100% of the targeted amount (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2023	977	$275
Granted	315	$319
Vested	(359)	$226
Forfeited	(29)	$306
Non-vested balance at December 31, 2024	904	$309
(1)Represents per share weighted average fair value of award at date of grant.

The per share weighted-average grant date fair value of the Company's LPP awards granted during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $319, $298, and $311, respectively. The payout of shares in 2024 with respect to the LPP awards granted in 2021 based on performance for the three-year performance period ended 2023 was, in aggregate, 718 thousand shares. The fair value of LPPs that vested during 2024, 2023, and 2022 was $226 million, $296 million, and $250 million, respectively.

Unamortized compensation expense, based on current performance levels, amounted to $105 million as of December 31, 2024, with a remaining weighted average amortization period of approximately 1.3 years.

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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2024	2023	2024	2023	2024	2023
Foreign exchange contracts
Accounted for as hedges	$597	$1,724	$25	$34	$—	$2
Not accounted for as hedges (3)	394	382	—	2	1	1
Total	$991	$2,106	$25	$36	$1	$3
(1)Included within Other current assets ($15 million in 2024 and $17 million in 2023) or Other non-current assets ($10 million in 2024 and $19 million in 2023).
(2)Included within Other current liabilities ($1 million in 2024 and $3 million in 2023).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2024	2023	2022
(Loss) gain recognized in Accumulated other comprehensive loss	$99	$8	$(15)
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2024	2023	2022
Total revenue	$1	$(8)	$2
Interest expense	1	—	—
Total	$2	$(8)	$2
The Company estimates that approximately $4 million of pretax gain currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a loss of $20 million in 2024, a gain of $37 million in 2023, and a gain of $11 million in 2022 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Money market funds (1)	$3,419	$—	$—	$3,419
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$40	$—	$40
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
Assets
Money market funds (1)	$3,204	$—	$—	$3,204
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$49	$—	$49
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2024 or 2023. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2024, 2023, or 2022.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2024		2023
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$749	$744	$600	$595
Long-term debt	$16,265	$15,308	$9,995	$9,223
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
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo is one of the third parties that identifies capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. While Aon has settled and/or is in discussions to settle certain claims, Aon believes that it has meritorious defenses and intends to vigorously defend itself against those claims that are not settled. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
Guarantees and Indemnifications
The Company provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable are included in the Consolidated Financial Statements, and are recorded at fair value.
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
On February 28, 2024, Aon plc, Aon Corporation, Aon Global Holdings plc, and Aon Global Limited (together with Aon plc, Aon Corporation and Aon Global Holdings, plc, the “Guarantors”), Aon North America, Inc. and the Trustee entered into an indenture and first supplemental indenture, each dated March 1, 2024, to add for the benefit of the holders of the instruments issued thereunder a full and unconditional guarantee by the Guarantors of the obligations of Aon North America, Inc. thereunder.
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $124 million at December 31, 2024, and $86 million at December 31, 2023. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $162 million at December 31, 2024 compared to $194 million at December 31, 2023.
17.    Segment Information
Reportable segments were determined using a management approach. They are consistent with how the CODM assesses the performance of the Company and allocates resources based on two segments: Risk Capital and Human Capital. This segmentation allows the CODM, who is our Chief Executive Officer, to align the assessment of performance and allocation of resources, based on segment operating income and operating margin, with how the Company addresses client need, accelerating its Aon United strategy through growth in Risk Capital and Human Capital and maximizing value for Aon and its shareholders.

Risk Capital supports clients through its Commercial Risk and Reinsurance solution lines. Commercial Risk includes insurance and specialty brokerage, global risk consulting, captives management, and Affinity programs. Reinsurance includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group, and capital markets.

Human Capital supports clients through its Health and Wealth solution lines. Health includes consulting and brokerage, consumer benefits solutions, and talent advisory services. Wealth includes retirement consulting, pension administration, and investments consulting. Refer to Note 3 “Revenue from Contracts with Customers” for information on revenue by principal service line. The accounting policies of the reportable segments are the same as those described in Note 2 “Summary of Significant Accounting Principles and Practices.”

The Company does not present assets by reportable segment and this information is not used by the CODM to assess the performance of, or allocate resources to the Company’s reportable segments. As such, segment assets are not provided to the CODM.
The following tables include information about our reportable segments, including total segment revenue, consolidated revenue, segment operating income, and income before income taxes:

	Year Ended December 31, 2024
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$10,517	$5,209	$(28)	$15,698
Expenses
Compensation and benefits	5,417	2,739	127	8,283
Information technology	368	168	3	539
Premises	215	110	—	325
Other expenses (2)	1,225	1,049	442	2,716
Total operating expenses	7,225	4,066	572	11,863
Operating income	3,292	1,143	(600)	3,835
Operating margin	31.3%	21.9%		24.4%

Non-operating expenses
Interest income				67
Interest expense				(788)
Other income (expense)				348
Income before income taxes				$3,462
(1)Includes fiduciary investment income of $307 million in Risk Capital and $8 million in Human Capital for 2024.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

	Year Ended December 31, 2023
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$9,524	$3,864	$(12)	$13,376
Expenses
Compensation and benefits	4,800	2,003	99	6,902
Information technology	385	148	1	534
Premises	204	88	2	294
Other expense (2)	1,189	528	144	1,861
Total operating expenses	6,578	2,767	246	9,591
Operating income	2,946	1,097	(258)	3,785
Operating margin	30.9%	28.4%		28.3%

Non-operating expenses
Interest income				31
Interest expense				(484)
Other income (expense)				(163)
Income before income taxes				$3,169
(1)Includes fiduciary investment income of $270 million in Risk Capital and $4 million in Human Capital for 2023.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

	Year Ended December 31, 2022
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$8,905	$3,591	$(17)	$12,479
Expenses
Compensation and benefits	4,532	1,856	89	6,477
Information technology	361	146	2	509
Premises	195	88	6	289
Other expense (2)	922	540	73	1,535
Total operating expenses	6,010	2,630	170	8,810
Operating income	2,895	961	(187)	3,669
Operating margin	32.5%	26.8%		29.4%

Non-operating expenses
Interest income				18
Interest expense				(406)
Other income (expense)				(125)
Income before income taxes				$3,156
(1)Includes fiduciary investment income of $76 million in Risk Capital and less than $1 million in Human Capital for 2022.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Revenue
Reportable segment revenue includes inter-segment revenue of $16 million for Risk Capital and $12 million for Human Capital for 2024, $6 million for Risk Capital and $6 million for Human Capital for 2023, and $9 million for Risk Capital and $8 million for Human Capital for 2022. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
Non-operating Expenses
The Company’s non-operating income (expenses) primarily consist of Interest income, Interest expense and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned on Cash and cash equivalents and Short-term investments. Interest expense represents the cost of debt obligations. Other income (expense) consists of equity earnings, realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.
Entity-Wide Disclosures
The following table includes consolidated long-lived assets, net by geographic area (in millions). Long-lived assets are comprised of Fixed assets, net, Operating lease right-of-use assets, and finance lease assets classified as Other non-current assets:

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2024	$1,357	$598	$117	$144	$28	$261	$209
2023	$1,314	$492	$124	$159	$7	$297	$235

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting was effective as of December 31, 2024.
On April 25, 2024, we completed our acquisition of NFP. We are in the process of assessing NFP’s internal controls over financial reporting and will make appropriate changes as NFP is integrated into the our internal controls over financial reporting. Management’s report on Internal Control Over Financial Reporting does not include the internal controls of NFP, which is included in the 2024 consolidated financial statements of the Company and constituted 3% of total assets, excluding the preliminary value of goodwill and other intangibles assets, as of December 31, 2024 and 11% of total revenue for the year then ended December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report included herein titled “Report of Independent Registered Public Accounting Firm-Opinion on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
There were no changes, other than the acquisition of NFP, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc
Opinion on Internal Control Over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NFP, which is included in the 2024 consolidated financial statements of the Company and constituted 3% of Total assets, excluding the preliminary value of Goodwill and Other intangible assets, as of December 31, 2024 and 11% of Total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NFP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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
February 18, 2025

Item 9B.    Other Information
Not applicable.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevents Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2025 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Director Nominee Bios” and “Corporate Governance” in the Proxy Statement, and all such information is incorporated herein by reference.
We have adopted a code of ethics that applies to the Company’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, and Controller and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Part 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, 15 George’s Quay, Dublin 2, Ireland. We will disclose on our website any amendment to or waiver from our code of ethics on behalf of any of our executive officers or directors.
The Board has adopted an insider trading policy which is available on the Company’s website, described in the Company’s code of business conduct (which is also available on the Company’s website) and attached to this report as Exhibit 19.1. The Company’s insider trading policy specifically prohibits all directors and employees from engaging in short sales, publicly traded options, puts and calls, forward sale contracts, and other swap, hedging and derivative transactions relating to our securities. The policy also specifically prohibits our executive officers and directors from holding our securities in margin accounts or pledging our securities as collateral for a loan.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), on Financial Statements
Consolidated Statements of Financial Position — As of December 31, 2024 and 2023
Consolidated Statements of Income — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows — Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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

(a)(3). List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1*
Agreement and Plan of Merger, by and among Aon plc, Randolph Acquisition Corp., Randolph Merger Sub LLC, NFP Intermediate Holdings A Corp. and NFP Parent Co, LLC, dated as of December 19, 2023 — incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8 K filed December 20, 2023.

Articles of Association.

3.1*	Memorandum and Articles of Association of Aon plc incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8 K filed June 4, 2021.

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

4.3*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K filed on September 10, 2010.

4.4*
Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated December 12, 2012) - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.5*	Form of 4.250% Senior Note Due 2042 - incorporated by reference to Exhibit 4.6 to Aon’s Registration Statement on Form S-4 (File No. 333-187637) filed on March 29, 2013.

4.6*
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

4.7*	Form of 4.45% Senior Note due 2043 — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed on May 24, 2013.

4.8*	Form of 4.600% Senior Note due 2044 - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed on May 27, 2014.

4.9*	Form of 4.750% Senior Note due 2045 - incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8-K filed on May 20, 2015.

4.10*
Amended and Restated Indenture, dated April 1, 2020, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated November 13, 2015) - incorporated by reference to Exhibit 4.5 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.11*	Form of 3.875% Senior Note due 2025 - incorporated by reference to Exhibit 1.1 to Aon’s Current Report on Form 8-K filed on February 29, 2016.

4.12*
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated December 3, 2018) - incorporated by reference to Exhibit 4.6 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

4.13*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.14*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.15*	Form of 2.800% Senior Note due 2030 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 15, 2020.

4.16	Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.17*
First Indenture Supplement, dated August 23, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.18*	Form of 2.050% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.19*	Form of 2.900% Senior Note due 2051 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.20*
Second Indenture Supplement, dated December 2, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

4.21*	Form of 2.600% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

4.22*
Third Indenture Supplement, dated February 28, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed February 28, 2022.

4.23*	Form of 2.850% Senior Note due 2027 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.24*	Form of 3.900% Senior Note due 2052 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.25*
Fourth Indenture Supplement, dated September 12, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed September 12, 2022.

4.26*	Form of 5.000% Senior Note due 2032 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed September 12, 2022.

4.27*
Amended and Restated Indenture, dated April 1, 2020, among Aon Corporation, Aon plc, AGL, AGH and the Trustee (amending and restating the Indenture, dated December 3, 2018, among Aon Corporation, AGL and the Trustee) (included in Exhibit 4.6 to the Current Report on Form 8 K12B filed by Aon on April 1, 2020) — incorporated by reference to Exhibit 4.1 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.28*
Fifth Indenture Supplement, dated as of February 28, 2023, among Aon Corporation, AGH, the Guarantors and the Trustee — incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.29*
Form of 5.350% Senior Notes due 2033 (included in Exhibit 4.2 to the Current Report on Form 8 K filed by Aon on February 28, 2023) — incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8 K filed February 28, 2023.

4.30*
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.14 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.31*
First Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.16 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.32*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.18 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.33*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.20 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.34*
First Indenture Supplement, dated June 22, 2023, among Aon plc, Aon Corporation, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.22 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.35*
Sixth Indenture Supplement, dated June 22, 2023, among Aon Corporation, Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc. and The Bank of New York Mellon Trust Company, N.A. — incorporated by reference to Exhibit 4.29 to Aon’s Registration Statement on Form S 3 filed June 22, 2023.

4.36*	Form of Aon Ordinary Share Certificate - incorporated by reference to Exhibit 4.1 to Aon’s Registration Statement on Form S-4 filed February 26, 2024.

4.37*
Base Indenture, dated March 1, 2024, among Aon North America, Inc., the Co-Issuers and Guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A. - incorporated by reference to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.38*
First Indenture Supplement, dated March 1, 2024, among Aon North America, Inc., the Co-Issuers and Guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A. - incorporated by reference to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.39*
Form of 5.125% Senior Note due 2027 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by Aon on March 1, 2024) - incorporated by reference to Exhibit 4.3 to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.40*
Form of 5.150% Senior Note due 2029 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by Aon on March 1, 2024) - incorporated by reference to Exhibit 4.4 to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.41*
Form of 5.300% Senior Note due 2031 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by Aon on March 1, 2024) - incorporated by reference to Exhibit 4.5 to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.42*
Form of 5.450% Senior Note due 2034 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by Aon on March 1, 2024) - incorporated by reference to Exhibit 4.6 to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.43*
Form of 5.750% Senior Note due 2054 (included in Exhibit 4.2 to the Current Report on Form 8-K filed by Aon on March 1, 2024) - incorporated by reference to Exhibit 4.7 to Aon’s Current Report on Form 8-K filed March 1, 2024.

Material Contracts.

10.1*
$1,000,000,000 Credit Agreement, dated September 28, 2021, among Aon plc, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited with Citibank, N.A., as administrative agent, the lenders party thereto, HSBC Bank USA, National Association and Morgan Stanley Senior Funding, Inc., as syndication agents, and Citibank, N.A., HSBC Securities (USA) and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on September 30, 2021.

10.2*
Term Loan Credit Agreement, dated February 16, 2024, among Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc. as syndication agents, and the lenders party thereto — incorporated by reference to Aon's Annual Report on Form 10-K filed February 16, 2024.

10.3*
Amendment No. 1 to the Term Loan Credit Agreement, dated April 16, 2024, among Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Citibank, N.A., as administrative agent, HSBC Securities (USA) Inc., JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc. as syndication agents, and the lenders party thereto — incorporated by reference to Aon's Current Report on Form 8-K filed April 19, 2024.

10.4*
Amendment No. 1 to the Credit Agreement, dated February 16, 2024, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Aon's Annual Report on Form 10-K filed February 16, 2024.

10.5*
Amendment No. 2 to the Credit Agreement, dated April 16, 2024, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Aon’s Current Report on Form 8-K filed April 19, 2024.

10.6*
Amendment No. 3 to the Credit Agreement, dated February 16, 2024, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto — incorporated by reference to Aon's Annual Report on Form 10-K filed February 16, 2024.

10.7*
Amendment No. 4 to the Credit Agreement, dated April 16, 2024, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto — incorporated by reference to Aon’s Current Report on Form 8-K filed April 19, 2024.

10.8*
Amendment No. 1 to the Credit Agreement, dated as of May 3, 2023, among Citibank, N.A., as administrative agent, Aon Corporation, Aon UK Limited, Aon Global Holdings plc and Aon Global Limited, and the lenders party thereto — incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.9*
Amendment No. 2 to the Credit Agreement, dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed October 24, 2023.

10.10*
Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023 — incorporated by reference to Exhibit 10.6 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.11*
Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023 — incorporated by reference to Exhibit 10.5 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

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

10.15#	First Amendment to the Aon Corporation Outside Director Bequest Plan, effective November 22, 2024.

10.16*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.17*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.18*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.19*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.20*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.21*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.22*#
First Amendment to the Aon plc 2011 Incentive Plan, effective September 13, 2021 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.23*#	Aon plc 2011 Incentive Plan (as amended and restated effective April 19, 2023) — incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.24*#	Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2024) - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed March 27, 2024.

10.25*#
Aon plc Senior Executive Combined Severance and Change in Control Plan (as amended and restated, effective June 21, 2019) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.26*#
First Amendment to the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan, effective September 30, 2021 - incorporated by reference to Exhibit 10.10 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.27*#
Aon plc Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.28*#	Form of Deed of Indemnity of Aon plc - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.29*#	Form of Deed of Indemnity for Directors of Aon Global Limited - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.30*#	Form of Deed of Indemnity for Gregory C. Case - incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.31*#	Form of Deed of Indemnity for Executive Officers of Aon plc - incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.32*#	Form of Service as a Non Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.33*#
Amended and Restated Employment Agreement, dated January 16, 2015, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed January 23, 2015.

10.34*#
Amendment to Employment Agreement, dated April 20, 2018, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed April 25, 2018.

10.35*#
Amendment to Employment Agreement, dated May 10, 2018, among Aon plc, Aon Corporation, and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.36*#
Amendment to Employment Agreement, dated July 26, 2021, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on July 26, 2021.

10.37*#
Amendment to Employment Agreement, dated April 2, 2024, among Aon plc, Aon Corporation and Gregory C. Case – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed April 3, 2024.

10.38*#
Amended and Restated Change in Control Agreement, dated November 13, 2009, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.39*#
Amendment to the Amended and Restated Change in Control Agreement, dated April 27, 2016, between Aon plc and Gregory C. Case - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.40*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.41*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.42*#	Amendment to International Assignment Letter, dated June 25, 2019, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.43*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Greg C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.44*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.45*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Gregory C. Case – incorporated by reference to exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 23, 2022.

10.46*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 22, 2023.

10.47*#
Amendment to International Assignment Letter, dated June 24, 2024, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed June 26, 2024.

10.48*#	Letter Agreement, dated May 30, 2024, between Aon Corporation and Edmund Reese - incorporated by reference to Aon’s Current Report on Form 8-K filed June 4, 2024.

10.49*#+	Transition Agreement, dated June 24, 2024, between Aon Corporation and Christa Davies - incorporated by reference to Aon’s Current Report on Form 8-K filed June 26, 2024.

10.50*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2016

10.51*#
Amendment to International Assignment Letter, dated June 25, 2018, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 27, 2018.

10.52*#
Amendment to International Assignment Letter, dated June 25, 2019, between Aon Corporation and Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 25, 2019.

10.53*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 25, 2020.

10.54*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2021.

10.55*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 23, 2022.

10.56*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 22, 2023.

10.57*#	Letter Agreement, dated July 16, 2019, between Aon Corporation and Darren Zeidel - incorporated by reference to Exhibit 10.50 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021

10.58*#
Letter Agreement, dated October 22, 2019, between Aon Corporation and Lisa Stevens - incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.59*#	Letter Agreement, dated May 11, 2018, between Aon Corporation and Eric Andersen - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K filed on May 15, 2018.

10.60*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.61*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.62*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.63*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 - incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.64*#
Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020 - incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.65*#
Fifth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.64 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.66*#
Sixth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.67#	Seventh Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective August 1, 2024.

10.68*#
Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021 - incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.69*#	Form of Restricted Stock Unit Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.70*#	Aon Supplemental Savings Plan, amended and restated effective January 1, 2017 - incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.71*#	First Amendment to the Aon Supplemental Savings Plan, effective March 30, 2017 - incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.72*#
Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.73*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 - incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.74*#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020 - incorporated by reference to Exhibit 10.68 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.75*#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021 – incorporated by reference to Exhibit 10.69 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.76*#	Sixth Amendment to the Aon Supplemental Savings Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.77*#	Seventh Amendment to the Aon Supplemental Savings Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.71 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.78#	Eighth Amendment to the Aon Supplemental Savings Plan, effective August 1, 2024.

10.79*#
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

10.80*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.81*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.82*	Form of Irrevocable Director Undertaking - incorporated by reference to Exhibit 10.1 to Aon’s Form 8-K filed March 10, 2020.

10.83*#
Form of Acknowledgment of Tax Equalization Process Letter Agreement with Non Employee Directors - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.84*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q filed April 28, 2023.

10.85*#	Form of Restricted Stock Unit Agreement - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q filed April 26, 2024.

10.86*#	Employment Agreement, effective as of July 1, 2023, between Aon Corporation and Eric Andersen — incorporated by reference to Exhibit 10.7 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.87*#
Form of Performance Share Unit Agreement Under Aon plc 2011 Incentive Plan, as amended as restated — incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.88*
Credit Agreement dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed October 24, 2023.

Insider Trading Policies and Procedures.
19.1	Aon plc Insider Trading Policy.

Subsidiaries of the Registrant.

21.1	List of Subsidiaries of Aon.

Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities

Consents of Experts and Counsel.

23	Consent of Ernst & Young LLP.

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

Policy Relating to Recovery of Erroneously Awarded Compensation

97.1*	Aon plc Incentive Repayment Policy (For Section 16 Officers), effective as of October 2, 2023 - incorporated by reference to Aon's Annual Report on Form 10-K for the year ended December 31, 2023.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Calculation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 18, 2025
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2025
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 18, 2025
Lester B. Knight

/s/ JOSE ANTONIO ÁLVAREZ	Director	February 18, 2025
Jose Antonio Álvarez

/s/ JIN-YONG CAI	Director	February 18, 2025
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 18, 2025
Jeffrey C. Campbell

/s/ FULVIO CONTI	Director	February 18, 2025
Fulvio Conti

/s/ CHERYL A. FRANCIS	Director	February 18, 2025
Cheryl A. Francis

/s/ ADRIANA KARABOUTIS	Director	February 18, 2025
Adriana Karaboutis

/s/ RICHARD C. NOTEBAERT	Director	February 18, 2025
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 18, 2025
Gloria Santona

/s/ SARAH SMITH	Director	February 18, 2025
Sarah Smith

/s/ BYRON SPRUELL	Director	February 18, 2025
Byron Spruell

/s/ JAMES STAVRIDIS	Director	February 18, 2025
James Stavridis

/s/ EDMUND REESE	Chief Financial Officer (Principal Financial Officer)	February 18, 2025
Edmund Reese

/s/ MICHAEL NELLER	Global Controller (Principal Accounting Officer)	February 18, 2025
Michael Neller