Form 10-Q
period 2025-03-31
Aon plc
filed 2025-04-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of April 24, 2025: 215,939,916

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
•international risks associated with our global operations, including geopolitical conflicts, tariffs, or changes in trade policies;
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
Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in our filings with the SEC, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AAU	Accelerating Aon United Program
ASC	Accounting Standards Codification
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ESG	Environmental, Social, and Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
LOC	Letter of Credit
OECD	Organization for Economic Co-operation and Development
P&C	Property and Casualty
ROU	Right-of-Use
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2025	2024
Revenue
Total revenue	$4,729	$4,070
Expenses
Compensation and benefits	2,249	1,883
Information technology	136	124
Premises	82	71
Depreciation of fixed assets	46	44
Amortization and impairment of intangible assets	199	16
Other general expense	446	348
Accelerating Aon United Program expenses	110	119
Total operating expenses	3,268	2,605
Operating income	1,461	1,465
Interest income	5	28
Interest expense	(206)	(144)
Other income (expense)	(10)	75
Income before income taxes	1,250	1,424
Income tax expense	268	331
Net income	982	1,093
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	17	22
Net income attributable to Aon shareholders	$965	$1,071

Basic net income per share attributable to Aon shareholders	$4.46	$5.38
Diluted net income per share attributable to Aon shareholders	$4.43	$5.35
Weighted average ordinary shares outstanding - basic	216.4	199.1
Weighted average ordinary shares outstanding - diluted	217.9	200.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2025	2024
Net income	$982	$1,093
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	17	22
Net income attributable to Aon shareholders	965	1,071
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	3	75
Foreign currency translation adjustments	239	(132)
Postretirement benefit obligation	47	26
Total other comprehensive income (loss)	289	(31)
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	289	(31)
Comprehensive income attributable to Aon shareholders	$1,254	$1,040
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$964	$1,085
Short-term investments	366	219
Receivables, net	4,620	3,803
Fiduciary assets	17,766	17,566
Other current assets	698	759
Total current assets	24,414	23,432
Goodwill	15,697	15,234
Intangible assets, net	6,865	6,743
Fixed assets, net	650	637
Operating lease right-of-use assets	716	711
Deferred tax assets	768	654
Prepaid pension	595	556
Other non-current assets	599	998
Total assets	$50,304	$48,965

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,088	$2,905
Short-term debt and current portion of long-term debt	1,348	751
Fiduciary liabilities	17,766	17,566
Other current liabilities	2,131	1,773
Total current liabilities	23,333	22,995
Long-term debt	16,284	16,265
Non-current operating lease liabilities	689	685
Deferred tax liabilities	384	319
Pension, other postretirement, and postemployment liabilities	1,101	1,127
Other non-current liabilities	1,239	1,144
Total liabilities	43,030	42,535

Redeemable noncontrolling interests	79	125

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2025 - 216.1; 2024 - 216.0)	2	2
Additional paid-in capital	13,198	13,173
Accumulated deficit	(1,740)	(2,309)
Accumulated other comprehensive loss	(4,456)	(4,745)
Total Aon shareholders' equity	7,004	6,121
Nonredeemable noncontrolling interests	191	184
Total equity	7,195	6,305
Total liabilities, redeemable noncontrolling interests and equity	$50,304	$48,965
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(11)	—	—	—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
(1)The Company’s Net income totaled $982 million for the quarter ended March 31, 2025, which included $4 million of Net loss related to redeemable noncontrolling interests.

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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2025	2024
Cash flows from operating activities
Net income	$982	$1,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of fixed assets	46	44
Amortization and impairment of intangible assets	199	16
Share-based compensation expense	147	130
Deferred income taxes	(117)	(76)
Other, net	(17)	(82)
Change in assets and liabilities:
Receivables, net	(742)	(826)
Accounts payable and accrued liabilities	(846)	(343)
Accelerating Aon United Program liabilities	(6)	34
Current income taxes	152	163
Pension, other postretirement and postemployment liabilities	(8)	(12)
Other assets and liabilities	350	168
Cash provided by operating activities	140	309
Cash flows from investing activities
Proceeds from investments	20	118
Purchases of investments	(19)	(56)
Net purchases of short-term investments - non fiduciary	(145)	(5,046)
Acquisition of businesses, net of cash and funds held on behalf of clients	(116)	(4)
Sale of businesses, net of cash and funds held on behalf of clients	24	75
Capital expenditures	(56)	(48)
Cash used for investing activities	(292)	(4,961)
Cash flows from financing activities
Share repurchase	(250)	(250)
Proceeds from issuance of shares	30	25
Cash paid for employee taxes on withholding shares	(141)	(130)
Commercial paper issuances, net of repayments	594	(591)
Issuance of debt	—	5,942
Increase (decrease) in fiduciary liabilities, net of fiduciary receivables	(355)	394
Cash dividends to shareholders	(147)	(123)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(80)	(6)
Cash provided by (used for) financing activities	(349)	5,261
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	196	(146)
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	(305)	463
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,333	7,722
Cash, cash equivalents and funds held on behalf of clients at end of period	$8,028	$8,185
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$964	$995
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	2	73
Funds held on behalf of clients	7,062	7,117
Total cash and cash equivalents and funds held on behalf of clients	$8,028	$8,185
Supplemental disclosures:
Interest paid	$273	$95
Income taxes paid, net of refunds	$233	$244
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2025.
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
2. Accounting Principles and Practices
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued new accounting guidance under ASC 740, Income Taxes, which requires additional income tax disclosures on an annual basis, including disaggregation of information presented within the reconciliation of the expected tax to the reported tax by specific categories, with certain reconciling items 5% or greater broken out by nature and/or jurisdiction. The new guidance also requires disclosure of income taxes paid, net of refunds, broken out by federal, state/local and foreign, including disclosure of individual jurisdictions when greater than 5% of total net income taxes paid. The new guidance is effective for annual periods beginning the year ended December 31, 2025. The Company is evaluating the transition approach as well as the impact the disclosures will have on the Notes to Consolidated Financial Statements.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued new accounting guidance under ASC 220, Income Statement — Reporting Comprehensive Income, which requires more detailed information about certain expenses in commonly presented expense captions including inventory, employee compensation, depreciation, and amortization. The new guidance also requires disclosure of total selling expenses and, on an annual basis, an entity’s definition of selling expenses. The new guidance is effective for Aon for the year ended December 31, 2027, with early adoption permitted. Entities may apply the new guidance on a prospective basis, with the option for retrospective application. Aon is currently evaluating the transition approach and the impact the guidance will have on the Notes to Consolidated Financial Statements.
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules would require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company would be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules are effective for Aon for the year ended December 31, 2025, with the exception of GHG emissions disclosures which are effective for Aon for the year ended December 31, 2026. The final rules have been subject to several legal challenges. On April 4, 2024, the SEC voluntarily stayed the final rules pending judicial review, and on March 27, 2025, the SEC voted to end its legal defense of the final rules, although judicial review remains ongoing. The Company is monitoring the judicial process for resolution of the legal challenges and impacts on the disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2025	2024
Commercial Risk Solutions	$2,002	$1,808
Reinsurance Solutions	1,189	1,167
Total Risk Capital (1)	3,191	2,975
Health Solutions	1,026	733
Wealth Solutions	519	370
Total Human Capital (1)	1,545	1,103
Eliminations	(7)	(8)
Total revenue	$4,729	$4,070
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,221	$788	$(7)	$2,002
Americas other than U.S.	254	120	—	374
U.K.	430	191	—	621
Ireland	22	23	—	45
Europe, Middle East, & Africa other than U.K. and Ireland	946	316	—	1,262
Asia Pacific	318	107	—	425
Total revenue	$3,191	$1,545	$(7)	$4,729

	Three Months Ended March 31, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,078	$442	$(8)	$1,512
Americas other than U.S.	227	96	—	323
U.K.	411	172	—	583
Ireland	16	17	—	33
Europe, Middle East, & Africa other than U.K. and Ireland	928	281	—	1,209
Asia Pacific	315	95	—	410
Total revenue	$2,975	$1,103	$(8)	$4,070

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$424	$370
Additions	418	380
Amortization	(544)	(478)
Impairment	—	—
Foreign currency translation and other	4	(3)
Balance at end of period	$302	$269
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$207	$195
Additions	13	14
Amortization	(13)	(13)
Impairment	—	—
Foreign currency translation and other	1	(2)
Balance at end of period	$208	$194

4. Accelerating Aon United Program
In the third quarter of 2023, Aon initiated a three-year restructuring program called the Accelerating Aon United Program (the “Program” or the “AAU Program”) with the purpose of streamlining the Company’s technology infrastructure, optimizing its leadership structure and resource alignment, and reducing its real estate footprint to align to its hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs. The Program is an investment in the Company’s 3x3 Plan that brings together the best of the firm through its Aon United strategy, delivered as Risk Capital and Human Capital, and Aon’s Client Leadership model, powered by Aon Business Services.
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Condensed Consolidated Statements of Income and consist of the following cost activities:
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
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three months ended March 31, 2025, total Program costs incurred were $110 million. Over the life of the program, the Risk Capital segment is expected to incur approximately $200 million of charges, while the Human Capital segment is expected to incur approximately $50 million of charges, with the remaining charges relating to corporate expenses.

Total Program costs incurred for the three months ended March 31, 2025 and 2024 are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Risk Capital	$19	$43
Human Capital	4	11
Corporate	87	65
Total	$110	$119
The Company’s unpaid liabilities for charges under the Program are primarily included in Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.
The changes in the Company’s liabilities for the Program as of March 31, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2024	$17	$97	$—	$114
Charges	56	51	3	110
Cash payments	(45)	(52)	—	(97)
Foreign currency translation and other	—	—	—	—
Non-cash charges (1)	(2)	(14)	(3)	(19)
Liability balance as of March 31, 2025	$26	$82	$—	$108
Total costs incurred from inception to date	$196	$351	$87	$634
(1)During the three months ended March 31, 2025, the Company recognized $2 million of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.

5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At March 31, 2025 and December 31, 2024, Cash and cash equivalents and Short-term investments were $1.3 billion. Of the total balances, $138 million and $123 million were restricted as to their use at March 31, 2025 and December 31, 2024, respectively. Included within Short-term investments as of March 31, 2025 and December 31, 2024, were £66 million ($85 million at March 31, 2025 exchange rates) and £63 million ($79 million at December 31, 2024 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Equity earnings (loss)	$(2)	$2
Pension and other postretirement	(23)	(10)
Foreign currency remeasurement	(16)	4
Financial instruments and other (1)	31	79
Total	$(10)	$75
(1)During the three months ended March 31, 2025 and 2024, a $20 million and $82 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$75	$79
Provision	3	5
Accounts written off, net of recoveries	(5)	(2)
Foreign currency translation and other	1	(1)
Balance at end of period	$74	$81
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2025	December 31, 2024
Costs to fulfill contracts with customers (1)	$302	$424
Prepaid expenses	168	135
Taxes receivable	61	43
Other (2)	167	157
Total	$698	$759
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $1 million as of December 31, 2024 that was previously classified as “Assets held for sale” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2025	December 31, 2024
Costs to obtain contracts with customers (1)	$208	$207
Investments	97	90
Taxes receivable	87	90
Other (2) (3)	207	611
Total	$599	$998
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $9 million as of December 31, 2024 that was previously classified as “Leases” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
(3)Includes $416 million as of December 31, 2024 of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2025	December 31, 2024
Taxes payable	$405	$260
Deferred revenue (1)	361	280
Leases	189	191
Contingent consideration	62	93
Other	1,114	949
Total	$2,131	$1,773
(1)During the three months ended March 31, 2025, revenue of $230 million was recognized in the Condensed Consolidated Statements of Income. During the three months ended March 31, 2024, revenue of $179 million was recognized in the Condensed Consolidated Statements of Income.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2025	December 31, 2024
Taxes payable	$914	$885
Contingent consideration	140	104
Compensation and benefits	57	61
Deferred revenue	32	30
Other	96	64
Total	$1,239	$1,144

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of the partnership interests and share capital of Griffiths & Armour, an insurance broker in the United Kingdom.
In total, the Company completed 7 acquisitions, 6 within Risk Capital and 1 within Human Capital, during the three months ended March 31, 2025. The Company completed no acquisitions during the three months ended March 31, 2024. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Three Months Ended March 31, 2025
Consideration transferred:
Cash (1)	$605
Deferred and contingent consideration	35
Aggregate consideration transferred	$640
Assets acquired:
Goodwill	351
Intangible assets	299
Other assets (2)	125
Total assets acquired	775
Liabilities assumed:
Total liabilities assumed	135
Net assets acquired	$640
(1)Includes $416 million as of December 31, 2024 of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025.
(2)Includes Cash and cash equivalents of $33 million and $41 million in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Significant Prior Year Acquisitions
On April 25, 2024, the Company acquired 100% of the outstanding equity interests of NFP Intermediate Holdings A Corp. (the “NFP Transaction”) in a cash-and-stock merger for an aggregate U.S. GAAP preliminary purchase price totaling $9.1 billion, including approximately $3.2 billion used to settle indebtedness of NFP and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. In addition, the Company had other adjustments of $3.9 billion for cash and certain assumed liabilities. As part of the NFP Transaction, the Company acquired certain less-than-wholly owned entities, resulting in the recognition of noncontrolling interests which are described further below.
The Company financed the NFP Transaction, in part, with the net proceeds from Senior Notes issued on March 1, 2024 totaling to an aggregate amount of $6.0 billion and proceeds from a $2.0 billion delayed draw term loan which was drawn on April 25, 2024. Refer to Note 9 “Debt” for further information.

Aon accounted for its business combinations under the acquisition method of accounting. The acquisition method requires the Company to measure identifiable assets acquired and liabilities assumed at their fair values as of the Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of intangible assets acquired requires significant judgements, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgements could produce materially different results. The preliminary fair values of consideration transferred, assets acquired, liabilities assumed, and redeemable and nonredeemable noncontrolling interests are subject to adjustments during the measurement period, where purchase accounting will be finalized in the second quarter of 2025. The following table includes these amounts recognized as a result of the Company’s acquisitions (in millions):

Three Months Ended March 31, 2025
NFP Acquisition
Consideration transferred:
Cash	$3,247
Class A ordinary shares issued	5,882
Aggregate consideration transferred	$9,129
Assets acquired:
Cash and cash equivalents	$294
Receivables	329
Fiduciary assets (1)	411
Goodwill	6,847
Other intangible assets:
Customer-related and contract-based	5,950
Tradenames	800
Technology and other	25
Operating lease right-of-use assets	138
Current assets	82
Non-current assets	108
Total assets acquired	14,984
Liabilities assumed:
Accounts payable and accrued liabilities	$284
Fiduciary liabilities	411
Current liabilities	242
Long-term debt	3,422
Non-current operating lease liabilities	125
Deferred tax liabilities (2)	1,020
Non-current liabilities	158
Total liabilities assumed	5,662
Less: Fair value of redeemable noncontrolling interests (3)	(108)
Less: Fair value of nonredeemable noncontrolling interests	(85)
Net assets acquired	$9,129
(1)Includes $277 million of funds held on behalf of clients.
(2)As of March 31, 2025, the NFP deferred tax liability related to the U.S. has been netted with the Aon deferred tax asset related to the U.S. and presented as a net deferred tax asset on the Consolidated Statements of Financial Position.
(3)The fair value of the noncontrolling interests acquired was estimated using a DCF model under the income approach and used estimated financial projections developed by management applying market participant assumptions.
The above amounts are considered preliminary and, therefore, the Company may refine estimates and adjust the assets acquired and liabilities assumed over a measurement period, not to exceed one year from the Acquisition Date. Since the Acquisition Date, the Company made measurement period adjustments related to the NFP Transaction which primarily included the following:
•An increase in the fair value of customer-related and contract-based intangible assets of $125 million;

•A decrease in the fair value of acquired notes receivable of $107 million (recorded within other current assets and other non-current assets); and
•A $103 million decrease in deferred tax liabilities primarily as a result of adjustments to state deferred taxes and deferred taxes recorded on other measurement period adjustments;
Collectively, these adjustments, along with other insignificant adjustments not described above, resulted in a $106 million decrease to goodwill. The measurement period adjustments had an insignificant impact on Net income for the three months ended March 31, 2025.
The purchase price related to the NFP Transaction exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of approximately $6.8 billion, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies as a result of the NFP Transaction which provides the Company with an expanded presence in the large and fast-growing middle-market. As of March 31, 2025, the company had allocated $2.6 billion of the acquired goodwill to Risk Capital and $4.2 billion of the acquired goodwill to Human Capital.
The fair value of the assets acquired and liabilities assumed in the NFP Transaction approximated their carrying values as of the Acquisition Date with the exception of customer-related and contract-based assets, tradename, technology, and contingent consideration obligations. Intangible assets acquired had a weighted average useful economic life of 19 years.
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

	Three Months Ended March 31,
	2024	2023
Revenue	$4,618	$4,370
Net income attributable to Aon shareholders	936	842
The unaudited pro forma financial information is based on historical information of the Company and NFP, along with certain material pro forma adjustments. The material pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) interest expense to reflect Aon’s borrowings under the Senior Notes offering and delayed draw term loan; (iii) increased compensation expense relating to the issuance of certain cash and equity plans related to the NFP Transaction; (iv) nonrecurring transaction costs; (v) accounting policy alignment adjustments, and (vi) income tax impact of the aforementioned pro forma adjustments. In addition, the Company reflected pro forma adjustments related to measurement period adjustments.
Completed Dispositions
The Company completed no dispositions during the three months ended March 31, 2025, and one disposition within Human Capital during the three months ended March 31, 2024.
There were no pretax gains or losses recognized related to dispositions for the three months ended March 31, 2025 or 2024.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the three months ended March 31, 2025 and 2024, the Company earned $20 million and $82 million, respectively, of deferred consideration from the Buyer and the other designated purchasers, which was recorded in Other income (expense) in the Condensed Consolidated Statements of Income. In total, the Company has earned $104 million in deferred consideration related to this transaction as of March 31, 2025.

8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2025 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2024	$8,785	$6,449	$15,234
Goodwill related to current year acquisitions	340	11	351
Measurement period adjustments related to prior year acquisitions	(8)	(13)	(21)
Foreign currency translation and other	83	50	133
Balance as of March 31, 2025	$9,200	$6,497	$15,697
Other intangible assets by asset class are as follows (in millions):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$8,327	$2,251	$6,076	$7,994	$2,050	$5,944
Tradenames	820	86	734	812	66	746
Technology and other	379	324	55	366	313	53
Total	$9,526	$2,661	$6,865	$9,172	$2,429	$6,743
The estimated future amortization for finite-lived intangible assets as of March 31, 2025 is as follows (in millions):

Remainder of 2025	$598
2026	733
2027	674
2028	619
2029	571
2030	518
Thereafter	3,152
Total	$6,865
9. Debt
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
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, (the “Transaction” or the “NFP Transaction”), to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. Aon plc incurred $1 million of debt extinguishment charges in the third quarter of 2024 related to the delayed draw term loan. As of March 31, 2025, Aon North America, Inc. repaid $900 million of the outstanding balance. The remaining outstanding balance is $1.1 billion.
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
Revolving Credit Facilities
As of March 31, 2025, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of March 31, 2025 and December 31, 2024, respectively. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2025 and December 31, 2024, respectively.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($672 million at March 31, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at March 31, 2025. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	March 31, 2025	December 31, 2024
Commercial paper outstanding	$596	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024
Weighted average commercial paper outstanding	$196	$381
Weighted average interest rate of commercial paper outstanding	4.59%	5.65%
10. Income Taxes
The effective tax rate on Net income was 21.4% for the three months ended March 31, 2025. The effective tax rate on Net income was 23.2% for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of share-based payments and the unfavorable impact of other discrete items.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Shares repurchased	0.6	0.8
Average price per share	$393.67	$310.56
Repurchase costs recorded to accumulated deficit	$250	$250
At March 31, 2025, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $2.1 billion. Under the Repurchase Program, the Company has repurchased a total of 172.8 million shares for an aggregate cost of approximately $25.4 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Basic weighted average ordinary shares outstanding	216.4	199.1
Dilutive effect of potentially issuable shares	1.5	1.0
Diluted weighted average ordinary shares outstanding	217.9	200.1
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were an insignificant number of shares excluded from the calculation for the three months ended March 31, 2025 and 0.1 million shares excluded from the calculation for the three months ended March 31, 2024.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	2	239	20	261
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	2	—	36	38
Tax expense	(1)	—	(9)	(10)
Amounts reclassified from accumulated other comprehensive income (loss), net	1	—	27	28
Net current period other comprehensive income (loss)	3	239	47	289
Balance at March 31, 2025	$77	$(1,812)	$(2,721)	$(4,456)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2024	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	72	(132)	—	(60)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	4	—	35	39
Tax expense	(1)	—	(9)	(10)
Amounts reclassified from accumulated other comprehensive income, net	3	—	26	29
Net current period other comprehensive income (loss)	75	(132)	26	(31)
Balance at March 31, 2024	$77	$(1,716)	$(2,765)	$(4,404)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	35	26	23	9	9
Expected return on plan assets, net of administration expenses	(43)	(47)	(30)	(33)	(12)	(13)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	22	20	9	7	3	3
Net periodic cost (benefit)	$17	$9	$5	$(3)	$—	$(1)
Contributions
Assuming no additional contributions are agreed to with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $2 million, $76 million, and $10 million (at December 31, 2024 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2025. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2025	2024
Contributions to U.K. pension plans	$1	$1
Contributions to U.S. pension plans	27	14
Contributions to other major pension plans	2	2
Total contributions	$30	$17
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Foreign exchange contracts
Accounted for as hedges	$655	$597	$30	$25	$—	$—
Not accounted for as hedges (3)	523	394	1	—	1	1
Total	$1,178	$991	$31	$25	$1	$1
(1)Included within Other current assets ($17 million at March 31, 2025 and $15 million at December 31, 2024) or Other non-current assets ($14 million at March 31, 2025 and $10 million at December 31, 2024).
(2)Included within Other current liabilities ($1 million at March 31, 2025 and $1 million at December 31, 2024).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Gain recognized in Accumulated other comprehensive loss	$2	$97
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Total revenue	$(2)	$(4)
The Company estimates that approximately $7 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2025 and March 31, 2024, the Company recorded a gain of $13 million and a loss of $3 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2025
Assets
Money market funds (1)	$3,328	$—	$—	$3,328
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$47	$—	$47
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$18	$—	$18

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Money market funds (1)	$3,419	$—	$—	$3,419
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$40	$—	$40
Liabilities		0
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2025 or 2024. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2025 or 2024 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$750	$747	$749	$744
Long-term debt	$16,284	$15,541	$16,265	$15,308
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $123 million at March 31, 2025, and $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $98 million at March 31, 2025 compared to $162 million at December 31, 2024.
16. Segment Information
Reportable segments were determined using a management approach. They are consistent with how the CODM assesses the performance of the Company and allocates resources based on two segments: Risk Capital and Human Capital. This segmentation allows the CODM, who is our Chief Executive Officer and President, to align the assessment of performance and allocation of resources, based on segment operating income and operating margin, with how the Company addresses client need, accelerating its Aon United strategy through growth in Risk Capital and Human Capital and maximizing value for Aon and its shareholders.
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
The following tables include information about our reportable segments, including total segment revenue, consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended March 31, 2025
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$3,191	$1,545	$(7)	$4,729
Expenses
Compensation and benefits	1,461	774	14	2,249
Information technology	90	45	1	136
Premises	52	29	1	82
Other expenses (2)	391	294	116	801
Total operating expenses	1,994	1,142	132	3,268
Operating income	1,197	403	(139)	1,461
Operating margin	37.5%	26.1%		30.9%

Non-operating expenses
Interest income				5
Interest expense				(206)
Other income (expense)				(10)
Income before income taxes				$1,250
(1)Includes fiduciary investment income of $65 million in Risk Capital and $2 million in Human Capital for the three months ended March 31, 2025.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

	Three Months Ended March 31, 2024
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$2,975	$1,103	$(8)	$4,070
Expenses
Compensation and benefits	1,354	527	2	1,883
Information technology	89	35	—	124
Premises	50	21	—	71
Other expense (2)	297	133	97	527
Total operating expenses	1,790	716	99	2,605
Operating income	1,185	387	(107)	1,465
Operating margin	39.8%	35.1%		36.0%

Non-operating expenses
Interest income				28
Interest expense				(144)
Other income (expense)				75
Income before income taxes				$1,424
(1)Includes fiduciary investment income of $78 million in Risk Capital and $1 million in Human Capital for the three months ended March 31, 2024.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Reportable segment revenue includes inter-segment revenue of $5 million for Risk Capital and $2 million for Human Capital for the three months ended March 31, 2025 and $6 million for Risk Capital and $2 million for Human Capital for the three months ended March 31, 2024. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment. These expenses are considered corporate expenses/eliminations.
Non-operating Expenses
The Company’s non-operating income (expenses) primarily consist of Interest income, Interest expense and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned on Cash and cash equivalents and Short-term investments. Interest expense represents the cost of debt obligations. Other income (expense) consists of equity earnings (loss), realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST QUARTER 2025 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our first quarter of 2025 financial results.
•Revenue increased $659 million, or 16%, to $4.7 billion. The increase reflects the contribution from NFP, 5% organic revenue growth, and a 2% unfavorable impact from foreign currency translation. Risk Capital revenue increased $216 million, or 7%, to $3.2 billion and Human Capital revenue increased $442 million, or 40%, to $1.5 billion compared to the prior year period.
•Operating expenses increased $663 million, or 25%, to $3.3 billion compared to the prior year period due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in expense associated with 5% Organic revenue growth, an increase in intangible asset amortization associated with the acquisition of NFP, and investments in long-term growth, partially offset by $40 million of net restructuring savings. Risk Capital operating expenses increased $204 million, or 11%, to $2.0 billion and Human Capital operating expenses increased $426 million, or 59%, to $1.1 billion compared to the prior year period.
•Operating margin decreased to 30.9% from 36.0% in the prior year period, driven primarily by the addition of NFP and an increase in operating expenses as previously described, partially offset by organic revenue growth of 5% and $40 million of net restructuring savings. Risk Capital operating margin decreased to 37.5% from 39.8% and Human Capital operating margin decreased to 26.1% from 35.1% compared to the prior year period.
•Due to the factors set forth above, Net income decreased $111 million, or 10%, to $982 million compared to the prior year period.
•Diluted earnings per share was $4.43 compared to $5.35 per share for the prior year period.
•Cash flows provided by operating activities was $140 million for the first three months of 2025, a decrease of $169 million, or 55%, from $309 million in the prior year period, primarily due to higher payments related to incentive compensation, interest and restructuring, partially offset by strong adjusted operating income growth and days sales outstanding improvements.
We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2025:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the first quarter of 2025, compared to 5% Organic revenue growth in the prior year period, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 38.4% for the first quarter of 2025 compared to 39.7% in the prior year period. The decrease in adjusted operating margin primarily reflects the addition of NFP and increased expenses, partially offset by 5% organic revenue growth and $40 million of net restructuring savings. Risk Capital adjusted operating margin decreased to 41.3% in the first quarter of 2025 compared to 41.7% in the prior year period. Human Capital adjusted operating margin decreased to 35.3% in the first quarter of 2025 compared to 36.4% in the prior year period.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $5.67 per share for the first quarter of 2025, compared to $5.66 per share for the prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $84 million in the first three months of 2025, a decrease of $177 million, or 68%, from $261 million in the prior year period, reflecting a $169 million decrease in Cash flows from operations, primarily due to higher payments related to incentive compensation, interest and restructuring, partially offset by strong adjusted operating income growth and days sales outstanding improvements, and an $8 million increase in capital expenditures.
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, capital markets volatility, and inflation. These and other factors may contribute to slower or negative economic growth and a challenging business environment for our clients. While we remain confident in the resilience and strength of our business and financial model, due to the global nature of our business, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about these risks, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Management of corporate sustainability risks – including those related to ESG matters – is an increasingly important priority for our clients. At Aon, helping clients manage risk - including those relating to corporate sustainability and ESG - is at the core of what we do. We offer a wide range of risk assessment, consulting, and advisory solutions, many of which are significant parts of our core business offerings, designed to address and manage corporate sustainability and ESG issues for clients, and to enable our clients to create more sustainable value.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue
Total revenue	$4,729	$4,070
Expenses
Compensation and benefits	2,249	1,883
Information technology	136	124
Premises	82	71
Depreciation of fixed assets	46	44
Amortization and impairment of intangible assets	199	16
Other general expense	446	348
Accelerating Aon United Program expenses	110	119
Total operating expenses	3,268	2,605
Operating income	1,461	1,465
Interest income	5	28
Interest expense	(206)	(144)
Other income (expense)	(10)	75
Income before income taxes	1,250	1,424
Income tax expense	268	331
Net income	982	1,093
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	17	22
Net income attributable to Aon shareholders	$965	$1,071
Diluted net income per share attributable to Aon shareholders	$4.43	$5.35
Weighted average ordinary shares outstanding - diluted	217.9	200.1
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended March 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$3,191	$2,975	$1,545	$1,103	$(7)	$(8)	$4,729	$4,070
Expenses
Compensation and benefits	1,461	1,354	774	527	14	2	2,249	1,883
Information technology	90	89	45	35	1	—	136	124
Premises	52	50	29	21	1	—	82	71
Other expenses (2)	391	297	294	133	116	97	801	527
Total operating expenses	1,994	1,790	1,142	716	132	99	3,268	2,605
Operating income	$1,197	$1,185	$403	$387	$(139)	$(107)	$1,461	$1,465
Operating margin	37.5%	39.8%	26.1%	35.1%			30.9%	36.0%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Revenue
Total revenue increased $659 million, or 16%, to $4.7 billion. The increase reflects the contribution from NFP, 5% organic revenue growth, and a 2% unfavorable impact from foreign currency translation. Risk Capital revenue increased $216 million, or 7%, to $3.2 billion and Human Capital revenue increased $442 million, or 40%, to $1.5 billion.
Risk Capital
Commercial Risk Solutions revenue increased $194 million, or 11%, to $2.0 billion in the first quarter of 2025, reflecting growth across all major geographies driven by net new business and ongoing strong retention. Performance was highlighted by strong growth globally in core P&C. Results also reflect a modest tailwind from M&A services relative to the prior year. Market impact was flat in the quarter.
Reinsurance Solutions revenue increased $22 million, or 2%, to $1.2 billion in the first quarter of 2025, compared to the first quarter of 2024. Organic revenue growth was 4% in the first quarter of 2025, reflecting growth in treaty, driven by net new business and ongoing strong retention. Results also reflect a double-digit increase in facultative placements and insurance-linked securities. Market impact was flat in the quarter.
Human Capital
Health Solutions revenue increased $293 million, or 40%, to $1.0 billion in the first quarter of 2025, compared to $733 million in the first quarter of 2024. Organic revenue growth was 5% in the first quarter of 2025, reflecting double-digit growth globally in core health and benefits, driven by net new business, ongoing strong retention, and a modestly positive market impact. Strength in the core was partially offset by lower revenue in Consumer Benefits Solutions. Talent revenue was lower in the quarter as strength in advisory was offset by a decline in analytics due to a change in the timing of survey data delivery.
Wealth Solutions revenue increased $149 million, or 40%, to $519 million in the first quarter of 2025, compared to $370 million in the first quarter of 2024. Organic revenue growth was 8% in the first quarter of 2025, reflecting strength in Investments, highlighted by double-digit revenue growth in NFP, driven by net asset inflows and market performance. Strong growth in Retirement was driven by continued strong demand for advisory related to the ongoing impact of regulatory changes and pension de-risking.
Compensation and Benefits
Compensation and benefits expense increased $366 million, or 19%, compared to the prior year period due primarily to the inclusion of operating expenses from NFP and expense associated with 5% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $12 million, or 10%, compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $11 million, or 15%, in the first quarter of 2025 compared to the prior year period, due primarily to the inclusion of ongoing operating expenses from NFP.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets increased $2 million, or 5%, in the first quarter of 2025 compared to the prior year period.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangible assets increased $183 million to $199 million in the first quarter of 2025 compared to the prior year period due primarily to an increase in intangible assets related to the acquisition of NFP.

Other General Expense
Other general expenses increased $98 million, or 28%, in the first quarter of 2025 due primarily to the inclusion of operating expenses from NFP and integration costs.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses decreased $9 million in the first quarter of 2025 compared to the prior year period due to lower costs related to workforce optimization.
Total Operating Expenses and Operating Income
Total operating expenses increased $663 million, or 25%, to $3.3 billion in the first quarter of 2025 due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in expense associated with 5% Organic revenue growth, an increase in intangible asset amortization associated with the acquisition of NFP, and investments in long-term growth, partially offset by $40 million of net restructuring savings. Due to the factors set forth above, Total operating income decreased $4 million to $1.5 billion in the first quarter of 2025.
Risk Capital Total operating expenses increased $204 million, or 11% to $2.0 billion in the first quarter of 2025. The increase was primarily due to an increase in Compensation and benefits and an increase in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 5% and 4% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in Other expenses is primarily due to increased Amortization and impairment from the NFP Transaction. Due to the factors set forth above, Risk Capital operating income increased $12 million, or 1%, to $1.2 billion in the first quarter of 2025.
Human Capital Total operating expenses increased $426 million, or 59% to $1.1 billion in the first quarter of 2025. The increase was primarily due to an increase in Compensation and benefits and an increase in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 5% and 8% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The increase in Other expenses is primarily due to increased Amortization and impairment of intangible assets acquired from the NFP Transaction. Due to the factors set forth above, Human Capital operating income increased $16 million, or 4%, to $403 million in the first quarter of 2025.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. During the first quarter of 2025, interest income decreased $23 million to $5 million compared to the prior year period, due primarily to interest earned in the prior year period on the investment of $5 billion of term debt proceeds which were used to fund the purchase of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, increased $62 million to $206 million during the first quarter of 2025 compared to the prior year period, reflecting an increase in total debt, primarily to fund the purchase of NFP.
Other Income (Expense)
Other expense was $10 million for the first quarter of 2025 compared to Other income of $75 million for the first quarter of 2024. The decrease was primarily related to deferred consideration from the 2017 sale of our outsourcing business, which was greater in the prior year period.
Income before Income Taxes
Income before income taxes for the first quarter of 2025 was $1,250 million, a 12% decrease from $1,424 million compared to the prior year period.
Income Taxes
The effective tax rate on Net income was 21.4% for the three months ended March 31, 2025. The effective tax rate on Net income was 23.2% for the three months ended March 31, 2024.

For the three months ended March 31, 2025, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of share-based payments and the unfavorable impact of other discrete items.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2025 decreased to $965 million, or $4.43 per diluted share, from $1.1 billion, or $5.35 per diluted share, in the prior year period.
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

	Three Months Ended March 31,
	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$2,002	$1,808	11%	(2)%	—%	8%	5%
Reinsurance Solutions	1,189	1,167	2	(1)	(1)	—	4
Human Capital Revenue:
Health Solutions	1,026	733	40	(3)	—	38	5
Wealth Solutions	519	370	40	(1)	—	33	8
Eliminations	(7)	(8)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,729	$4,070	16%	(2)%	—%	13%	5%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2025 and 2024 was $67 million and $79 million, respectively.
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
Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of our core operating performance of the Company. Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements.
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$3,191	$2,975	$1,545	$1,103	$(7)	$(8)	$4,729	$4,070

Operating income	$1,197	$1,185	$403	$387	$(139)	$(107)	$1,461	$1,465
Amortization and impairment of intangible assets	84	12	115	4	—	—	199	16
Change in the fair value of contingent consideration	6	—	11	—	—	—	17	—
Accelerating Aon United Program expenses (2)	19	44	4	11	87	64	110	119
Transaction and integration costs (3)(4)	11	—	12	—	6	15	29	15
Adjusted operating income	$1,317	$1,241	$545	$402	$(46)	$(28)	$1,816	$1,615
Operating margin	37.5%	39.8%	26.1%	35.1%			30.9%	36.0%
Adjusted operating margin	41.3%	41.7%	35.3%	36.4%			38.4%	39.7%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Total charges are expected to include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
(3)Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the NFP Transaction. No transaction costs and $11 million of transaction costs were recognized for the three months ended March 31, 2025 and 2024, respectively.
(4)The NFP Transaction has and will continue to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $29 million and $4 million of integration costs in the three months ended March 31, 2025 and 2024, respectively.
Risk Capital adjusted operating income increased $76 million, or 6%, to $1.3 billion in the first quarter of 2025. The increase was primarily due to organic revenue growth of 5% in Commercial Risk Solutions and 4% in Reinsurance Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth. Human Capital adjusted operating income increased $143 million, or 36%, to $545 million in the first quarter of 2025. The increase was primarily due to organic revenue growth of 5% in Health Solutions and 8% in Wealth Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth.
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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,461	$355	$1,816
Interest income	5	—	5
Interest expense	(206)	—	(206)
Other income (expense) (1)	(10)	(20)	(30)
Income before income taxes	1,250	335	1,585
Income tax expense (2)	268	64	332
Net income	982	271	1,253
Less: Net income attributable to noncontrolling interests	17	—	17
Net income attributable to Aon shareholders	$965	$271	$1,236

Diluted net income per share attributable to Aon shareholders	$4.43	$1.24	$5.67
Weighted average ordinary shares outstanding - diluted	217.9	—	217.9
Effective tax rates (2)	21.4%		20.9%

	Three Months Ended March 31, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,465	$150	$1,615
Interest income	28	—	28
Interest expense	(144)	—	(144)
Other income (expense) (1)	75	(82)	(7)
Income before income taxes	1,424	68	1,492
Income tax expense (2)	331	6	337
Net income	1,093	62	1,155
Less: Net income attributable to noncontrolling interests	22	—	22
Net income attributable to Aon shareholders	$1,071	$62	$1,133

Diluted net income per share attributable to Aon shareholders	$5.35	$0.31	$5.66
Weighted average ordinary shares outstanding - diluted	200.1	—	200.1
Effective tax rates (2)	23.2%		22.6%
(1)During the three months ended March 31, 2025 and 2024, a $20 million and $82 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period .
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain transaction and integration costs related to the acquisition of NFP, and changes in the fair value of contingent consideration, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.

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

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$140	$309
Capital expenditures	(56)	(48)
Free cash flow	$84	$261
Impact of Foreign Currency Exchange Rate Fluctuations
Because we conduct business in over 120 countries, foreign exchange rate fluctuations may have a significant impact on our business. Foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users meaningful information about our operations, we have provided an illustration of the comparable impact of foreign currency exchange rates on our financial results. The methodology used to calculate this comparable impact isolates the impact of the change in currencies between periods by hypothetically translating the prior year quarter’s revenue, expenses, and net income using the current quarter’s foreign currency exchange rates.
Currency fluctuations had an unfavorable impact of $0.13 on net income per diluted share during the three months ended March 31, 2025 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 on net income per diluted share during the three months ended March 31, 2024 if 2023 results were translated at 2024 rates.
Currency fluctuations had an unfavorable impact of $0.14 on adjusted diluted earnings per share during the three months ended March 31, 2025 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 on adjusted diluted earnings per share during the three months ended March 31, 2024 if 2023 results were translated at 2024 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $7.1 billion and $7.2 billion at March 31, 2025 and December 31, 2024, respectively, and fiduciary receivables of $10.7 billion and $10.3 billion at March 31, 2025 and December 31, 2024, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2025, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2025 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$964	$—	$4,100	$5,064
Money market funds	—	366	2,962	3,328
Cash, Short-term investments, and funds held on behalf of clients	964	366	7,062	8,392
Fiduciary receivables	—	—	10,704	10,704
Total	$964	$366	$17,766	$19,096
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net decrease of $305 million for the three months ended March 31, 2025 compared to a net increase of $463 million for the three months ended March 31, 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$140	$309
Cash used for investing activities	(292)	(4,961)
Cash provided by (used for) financing activities	(349)	5,261
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	196	(146)
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	$(305)	$463
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2025 was $140 million, a decrease of $169 million compared to $309 million of Cash flows provided by operating activities in the prior year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $30 million for the three months ended March 31, 2025, as compared to $17 million for the three months ended March 31, 2024. For the remainder of 2025, we expect to contribute approximately $58 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated the Accelerating Aon United Program with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
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
The changes in the Company’s liabilities for the Program as of March 31, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2024	$17	$97	$—	$114
Charges	56	51	3	110
Cash payments	(45)	(52)	—	(97)
Foreign currency translation and other	—	—	—	—
Non-cash charges (1)	(2)	(14)	(3)	(19)
Liability balance as of March 31, 2025	$26	$82	$—	$108
Total costs incurred from inception to date	$196	$351	$87	$634
(1)During the three months ended March 31, 2025, the Company recognized $2 million of accelerated ROU asset amortization or impairments due to the Company’s decision to exit certain leased properties as a result of the Program. The amounts are presented in Technology and other, where the corresponding liability is reflected within Other current liabilities and Non-current operating lease liabilities, which will ultimately be settled in cash.
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $200 million of charges, while our Human Capital segment is expected to incur approximately $50 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three months ended March 31, 2025, total Program costs incurred were $110 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $40 million of expense savings in the first three months of 2025 from Program actions, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities were $292 million during the three months ended March 31, 2025, a decrease of $4.7 billion compared to $5.0 billion of Cash flows used for investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments increased $147 million to $366 million at March 31, 2025 compared to December 31, 2024. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first three months of 2025, we completed 7 acquisitions, 6 within Risk Capital and 1 within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $116 million, which relates to current year acquisitions. The majority of cash consideration for the Griffiths & Armour acquisition, completed in the first quarter of 2025, was recognized as a cash outflow in the fourth quarter of 2024. During the first three months of 2024, we completed no acquisitions. Cash consideration, net of cash and funds held on behalf of clients acquired, was $4 million, which relates to acquisitions completed in 2023.
During the first three months of 2025, we completed no dispositions. There was an insignificant cash flow impact during the first three months of 2025 related to dispositions in prior periods. During the first three months of 2024, we completed one disposition within Human Capital which had an insignificant cash flow impact. During the first three months of 2025 and 2024, a $20 million and $82 million gain was recognized, respectively, related to the deferred consideration earned for the 2017 sale of the benefits administration and business process outsourcing business. Of these amounts, $20 million and $75 million of cash was received during the first three months of 2025 and 2024, respectively.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $56 million and $48 million for the three months ended March 31, 2025 and 2024, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $349 million during the three months ended March 31, 2025 compared to $5.3 billion of Cash flows provided by financing activities in the prior year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2025	2024
Shares repurchased	0.6	0.8
Average price per share	$393.67	$310.56
Repurchase costs recorded to accumulated deficit	$250	$250
At March 31, 2025, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $2.1 billion. Under the Repurchase Program, the Company has repurchased a total of 172.8 million shares for an aggregate cost of approximately $25.4 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at March 31, 2025 was $17.6 billion, an increase of $616 million compared to December 31, 2024. Further, commercial paper activity during the three months ended March 31, 2025 and 2024 is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Total issuances (1)	$1,149	$948
Total repayments	(555)	(1,539)
Net issuances (repayments)	$594	$(591)
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
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. Aon plc incurred $1 million of debt extinguishment charges in the third quarter of 2024 related to the delayed draw term loan. As of March 31, 2025, Aon North America, Inc. repaid $900 million of the outstanding balance. The remaining outstanding balance is $1.1 billion.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Accumulated deficit). As of March 31, 2025 and December 31, 2024, we had distributable profits in excess of $29.3 billion and $29.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facilities
We expect cash generated by operations for 2025 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2025, we had two primary committed credit facilities outstanding: a $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and a $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of March 31, 2025 and December 31, 2024, respectively. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2025 and December 31, 2024, respectively.
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
The major rating agencies’ ratings of our debt at April 25, 2025 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $123 million at March 31, 2025, compared to $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $98 million at March 31, 2025, compared to $162 million at December 31, 2024.
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

Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the revised “Obligor group”. The following tables set forth summarized financial information for the revised Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2024 and for the period ended March 31, 2025.
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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2025
Revenue	$—
Operating loss	$(26)
Income from non-guarantor subsidiaries before income taxes	$(80)
Net loss	$(253)
Net loss attributable to Aon shareholders	$(253)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2025	December 31, 2024
Receivables due from non-guarantor subsidiaries	$4,061	$9,611
Other current assets	207	77
Total current assets	$4,268	$9,688

Non-current receivables due from non-guarantor subsidiaries	$10,772	$10,768
Other non-current assets	1,449	1,393
Total non-current assets	$12,221	$12,161

Payables to non-guarantor subsidiaries	$8,510	$7,628
Other current liabilities	4,574	3,309
Total current liabilities	$13,084	$10,937

Non-current payables to non-guarantor subsidiaries	$9,807	$9,801
Other non-current liabilities	17,650	17,668
Total non-current liabilities	$27,457	$27,469
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, Accelerating Aon United restructuring charges, and business combinations as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options and forward contracts to reduce the impact of foreign currency risk to our financial statements.
Additionally, some of our non-U.S. subsidiaries receive revenue in currencies that differ from their functional currencies. Most significantly, our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. At March 31, 2025, we have hedged approximately 45% of our U.K. subsidiaries’ expected exposures to transactions denominated in U.S. dollar, euro, and Japanese yen for the years ending December 31, 2025 and 2026, respectively. We generally do not hedge exposures beyond two years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have an unfavorable $0.13 comparable impact during the three months ended March 31, 2025. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.14 comparable impact during the three months ended March 31, 2025 if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/25 - 1/31/25	—	$—	—	$2,317,269,118
2/1/25 - 2/28/25	260,963	$388.88	260,963	$2,215,784,841
3/1/25 - 3/31/25	374,079	$397.02	374,079	$2,067,269,330
	635,042	$393.67	635,042	$2,067,269,330
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2025.
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

Aon plc
(Registrant)

April 25, 2025	By:	/s/ Michael Neller
Michael Neller
SENIOR VICE PRESIDENT, GLOBAL CONTROLLER
AND CHIEF ACCOUNTING OFFICER
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
10.1
Amendment to Employment Agreement, dated March 14, 2025, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed March 17, 2025.

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