Form 10-Q
period 2025-06-30
Aon plc
filed 2025-07-25
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 24, 2025: 215,626,597

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
•the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the global nature of our operations and the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions;
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

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AAU	Accelerating Aon United Program
ASC	Accounting Standards Codification
CODM	Chief Operating Decision Maker
DCF	Discounted Cash Flow
E&O	Errors and Omissions
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ESG	Environmental, Social, and Governance
E.U.	European Union
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
GAAP	U.S. Generally Accepted Accounting Principles
GHG	Greenhouse Gas
LOC	Letter of Credit
OECD	Organization for Economic Co-operation and Development
P&C	Property and Casualty
ROU	Right-of-Use
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2025	2024	2025	2024
Revenue
Total revenue	$4,155	$3,760	$8,884	$7,830
Expenses
Compensation and benefits	2,360	2,130	4,609	4,013
Information technology	136	132	272	256
Premises	85	82	167	153
Depreciation of fixed assets	47	45	93	89
Amortization and impairment of intangible assets	201	128	400	144
Other general expense	373	455	819	803
Accelerating Aon United Program expenses	94	132	204	251
Total operating expenses	3,296	3,104	6,564	5,709
Operating income	859	656	2,320	2,121
Interest income	—	31	5	59
Interest expense	(212)	(225)	(418)	(369)
Other income (expense)	56	236	46	311
Income before income taxes	703	698	1,953	2,122
Income tax expense	109	160	377	491
Net income	594	538	1,576	1,631
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	15	14	32	36
Net income attributable to Aon shareholders	$579	$524	$1,544	$1,595

Basic net income per share attributable to Aon shareholders	$2.68	$2.47	$7.14	$7.75
Diluted net income per share attributable to Aon shareholders	$2.66	$2.46	$7.10	$7.72
Weighted average ordinary shares outstanding - basic	216.2	212.5	216.3	205.8
Weighted average ordinary shares outstanding - diluted	217.3	213.3	217.6	206.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2025	2024	2025	2024
Net income	$594	$538	$1,576	$1,631
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	15	14	32	36
Net income attributable to Aon shareholders	579	524	1,544	1,595
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	10	1	13	76
Foreign currency translation adjustments	604	(88)	843	(220)
Postretirement benefit obligation	(1)	13	46	39
Total other comprehensive income (loss)	613	(74)	902	(105)
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	613	(74)	902	(105)
Comprehensive income attributable to Aon shareholders	$1,192	$450	$2,446	$1,490
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,008	$1,085
Short-term investments	379	219
Receivables, net	4,905	3,803
Fiduciary assets	20,677	17,566
Other current assets	854	759
Total current assets	27,823	23,432
Goodwill	16,024	15,234
Intangible assets, net	6,733	6,743
Fixed assets, net	664	637
Operating lease right-of-use assets	735	711
Deferred tax assets	861	654
Prepaid pension	598	556
Other non-current assets	572	998
Total assets	$54,010	$48,965

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,294	$2,905
Short-term debt and current portion of long-term debt	1,837	751
Fiduciary liabilities	20,677	17,566
Other current liabilities	2,267	1,773
Total current liabilities	27,075	22,995
Long-term debt	15,451	16,265
Non-current operating lease liabilities	705	685
Deferred tax liabilities	363	319
Pension, other postretirement, and postemployment liabilities	1,078	1,127
Other non-current liabilities	1,249	1,144
Total liabilities	45,921	42,535

Redeemable noncontrolling interests	81	125

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2025 - 215.7; 2024 - 216.0)	2	2
Additional paid-in capital	13,258	13,173
Accumulated deficit	(1,574)	(2,309)
Accumulated other comprehensive loss	(3,843)	(4,745)
Total Aon shareholders' equity	7,843	6,121
Nonredeemable noncontrolling interests	165	184
Total equity	8,008	6,305
Total liabilities, redeemable noncontrolling interests and equity	$54,010	$48,965
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(11)	—	—	—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
Net income (2)	—	—	579	—	14	593
Shares issued - employee stock compensation plans	0.3	(49)	(1)	—	—	(50)
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.745 per share)	—	—	(162)	—	—	(162)
Net change in fair value of financial instruments	—	—	—	10	—	10
Net foreign currency translation adjustments	—	—	—	604	—	604
Net postretirement benefit obligation	—	—	—	(1)	—	(1)
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(9)	—	—	—	(9)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(40)	(40)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(1)	—	—	—	(1)
Balance at June 30, 2025	215.7	$13,260	$(1,574)	$(3,843)	$165	$8,008
(1)The Company’s Net income totaled $982 million for the quarter ended March 31, 2025, which included $4 million of Net loss related to redeemable noncontrolling interests.
(2)The Company’s Net income totaled $594 million for the quarter ended June 30, 2025, which included $1 million of Net gain related to redeemable noncontrolling interests.

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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2025	2024
Cash flows from operating activities
Net income	$1,576	$1,631
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	—	(257)
Depreciation of fixed assets	93	89
Amortization and impairment of intangible assets	400	144
Share-based compensation expense	266	247
Deferred income taxes	(242)	(122)
Other, net	(111)	(112)
Change in assets and liabilities:
Receivables, net	(902)	(959)
Accounts payable and accrued liabilities	(738)	(251)
Accelerating Aon United Program liabilities	15	61
Current income taxes	(73)	60
Pension, other postretirement and postemployment liabilities	(12)	(17)
Other assets and liabilities	664	308
Cash provided by operating activities	936	822
Cash flows from investing activities
Proceeds from investments	71	146
Purchases of investments	(42)	(91)
Net purchases (sales) of short-term investments - non fiduciary	(153)	189
Acquisition of businesses, net of cash and funds held on behalf of clients	(143)	(2,780)
Sale of businesses, net of cash and funds held on behalf of clients	119	352
Capital expenditures	(120)	(101)
Cash used for investing activities	(268)	(2,285)
Cash flows from financing activities
Share repurchase	(500)	(500)
Proceeds from issuance of shares	33	27
Cash paid for employee taxes on withholding shares	(194)	(176)
Commercial paper issuances, net of repayments	480	(591)
Issuance of debt	—	7,926
Repayment of debt	(300)	(4,328)
Increase in fiduciary liabilities, net of fiduciary receivables	569	283
Cash dividends to shareholders	(308)	(269)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(153)	(108)
Cash provided by (used for) financing activities	(373)	2,264
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	696	(202)
Net increase in cash and cash equivalents and funds held on behalf of clients	991	599
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,333	7,722
Cash, cash equivalents and funds held on behalf of clients at end of period	$9,324	$8,321
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,008	$974
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	1	38
Funds held on behalf of clients	8,315	7,309
Total cash and cash equivalents and funds held on behalf of clients	$9,324	$8,321
Supplemental disclosures:
Interest paid	$416	$256
Income taxes paid, net of refunds	$692	$553
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2025.
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
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules would require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company would be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules were to be effective for Aon for the year ended December 31, 2025, with the exception of GHG emissions disclosures which were to be effective for Aon for the year ended December 31, 2026. The final rules have been subject to several legal challenges. On April 4, 2024, the SEC voluntarily stayed the final rules pending judicial review, and on March 27, 2025, the SEC voted to end its legal defense of the final rules in Court of Appeals for the Eighth Circuit. The Eighth Circuit subsequently suspended the litigation until the SEC informed the court about whether it intends to review or reconsider the rules under administrative procedures and whether the SEC would enforce the rules if ultimately upheld. On July 23, 2025, the SEC filed a status report in response, stating that it does not intend to review or reconsider the rules under administrative procedures, and declined to say whether or not it would enforce the rules if ultimately upheld. The Company is monitoring the judicial process for resolution of the legal challenges and impacts on the disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Commercial Risk Solutions	$2,178	$2,015	$4,180	$3,823
Reinsurance Solutions	688	635	1,877	1,802
Total Risk Capital (1)	2,866	2,650	6,057	5,625
Health Solutions	772	662	1,798	1,395
Wealth Solutions	519	463	1,038	833
Total Human Capital (1)	1,291	1,125	2,836	2,228
Eliminations	(2)	(15)	(9)	(23)
Total revenue	$4,155	$3,760	$8,884	$7,830
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,324	$718	$(2)	$2,040
Americas other than U.S.	285	110	—	395
U.K.	411	199	—	610
Ireland	24	22	—	46
Europe, Middle East, & Africa other than U.K. and Ireland	469	165	—	634
Asia Pacific	353	77	—	430
Total revenue	$2,866	$1,291	$(2)	$4,155

	Three Months Ended June 30, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,217	$635	$(15)	$1,837
Americas other than U.S.	260	102	—	362
U.K.	379	169	—	548
Ireland	20	15	—	35
Europe, Middle East, & Africa other than U.K. and Ireland	428	138	—	566
Asia Pacific	346	66	—	412
Total revenue	$2,650	$1,125	$(15)	$3,760

	Six Months Ended June 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$2,545	$1,506	$(9)	$4,042
Americas other than U.S.	539	230	—	769
U.K.	841	390	—	1,231
Ireland	46	45	—	91
Europe, Middle East, & Africa other than U.K. and Ireland	1,415	481	—	1,896
Asia Pacific	671	184	—	855
Total revenue	$6,057	$2,836	$(9)	$8,884

	Six Months Ended June 30, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$2,295	$1,077	$(23)	$3,349
Americas other than U.S.	487	198	—	685
U.K.	790	341	—	1,131
Ireland	36	32	—	68
Europe, Middle East, & Africa other than U.K. and Ireland	1,356	419	—	1,775
Asia Pacific	661	161	—	822
Total revenue	$5,625	$2,228	$(23)	$7,830
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$302	$269	$424	$370
Additions	409	386	827	766
Amortization	(448)	(390)	(992)	(868)
Impairment	—	—	—	—
Foreign currency translation and other	10	(1)	14	(4)
Balance at end of period	$273	$264	$273	$264

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$208	$194	$207	$195
Additions	14	18	27	32
Amortization	(40)	(14)	(53)	(27)
Impairment	—	—	—	—
Foreign currency translation and other	5	(2)	6	(4)
Balance at end of period	$187	$196	$187	$196
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
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three and six months ended June 30, 2025, total Program costs incurred were $94 million and $204 million, respectively. Over the life of the Program, the Risk Capital segment is expected to incur approximately $220 million of charges, while the Human Capital segment is expected to incur approximately $60 million of charges, with the remaining charges relating to corporate expenses.
Total Program costs incurred for the three and six months ended June 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Risk Capital	$32	$49	$51	$92
Human Capital	6	12	10	23
Corporate	56	71	143	136
Total	$94	$132	$204	$251
The Company’s unpaid liabilities for charges under the Program are primarily included in Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

The changes in the Company’s liabilities for the Program as of June 30, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2024	$17	$97	$—	$114
Charges	100	100	4	204
Cash payments	(84)	(82)	—	(166)
Foreign currency translation and other	—	5	—	5
Non-cash charges	(2)	(17)	(4)	(23)
Liability balance as of June 30, 2025	$31	$103	$—	$134
Total costs incurred from inception to date	$240	$400	$88	$728
5. Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents include cash balances and all highly liquid instruments with initial maturities of three months or less. Short-term investments consist of money market funds. The estimated fair value of Cash and cash equivalents and Short-term investments approximates their carrying values.
At June 30, 2025, Cash and cash equivalents and Short-term investments were $1.4 billion compared to $1.3 billion at December 31, 2024. Of the total balances, $158 million and $123 million were restricted as to their use at June 30, 2025 and December 31, 2024, respectively. Included within Short-term investments as of June 30, 2025 and December 31, 2024, were £66 million ($90 million at June 30, 2025 exchange rates) and £63 million ($79 million at December 31, 2024 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Extinguishment of debt	$—	$(6)	$—	$(6)
Gain from sales of businesses	—	257	—	257
Equity earnings	3	1	1	3
Pension and other postretirement	(21)	(11)	(44)	(21)
Foreign currency remeasurement	(38)	5	(54)	9
Financial instruments and other (1)	112	(10)	143	69
Total	$56	$236	$46	$311
(1)During the three and six months ended June 30, 2025, an $88 million and $108 million gain was recognized, respectively, compared to $82 million recognized for the six months ended June 30, 2024, which was all recognized in the first quarter of 2024. These gains are related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$74	$81	$75	$79
Provision	3	6	6	11
Accounts written off, net of recoveries	(1)	—	(6)	(2)
Foreign currency translation and other	3	—	4	(1)
Balance at end of period	$79	$87	$79	$87
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2025	December 31, 2024
Costs to fulfill contracts with customers (1)	$273	$424
Prepaid expenses	170	135
Taxes receivable	89	43
Other (2)	322	157
Total	$854	$759
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $1 million as of December 31, 2024 that was previously classified as “Assets held for sale” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2025	December 31, 2024
Costs to obtain contracts with customers (1)	$187	$207
Investments	101	90
Taxes receivable	84	90
Other (2) (3)	200	611
Total	$572	$998
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

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2025	December 31, 2024
Deferred revenue (1)	$385	$280
Leases	185	191
Taxes payable	166	260
Contingent consideration	58	93
Other	1,473	949
Total	$2,267	$1,773
(1)During the three and six months ended June 30, 2025, revenue of $236 million and $466 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred. During the three and six months ended June 30, 2024, revenue of $199 million and $378 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2025	December 31, 2024
Taxes payable	$961	$885
Contingent consideration	113	104
Compensation and benefits	55	61
Deferred revenue	34	30
Other	86	64
Total	$1,249	$1,144

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of the partnership interests and share capital of Griffiths & Armour, an insurance broker in the United Kingdom.
In total, the Company completed two and nine acquisitions during the three and six months ended June 30, 2025, respectively. The Company completed one acquisition within Risk Capital and one within Human Capital during the three months ended June 30, 2025, and seven within Risk Capital and two within Human Capital, during the six months ended June 30, 2025. The Company completed eight acquisitions, five within Risk Capital and three within Human Capital, during the three and six months ended June 30, 2024. Acquisitions that impact multiple segments are categorized by the segment primarily impacted. The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Six Months Ended June 30, 2025
Consideration transferred:
Cash (1)	$631
Deferred and contingent consideration	38
Aggregate consideration transferred	$669
Assets acquired:
Goodwill	362
Intangible assets	322
Other assets (2)	126
Total assets acquired	810
Liabilities assumed:
Total liabilities assumed	141
Net assets acquired	$669
(1)Includes $416 million as of December 31, 2024 of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025.
(2)Includes Cash and cash equivalents of $33 million and $42 million in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Significant Prior Year Acquisitions
On April 25, 2024, the Company acquired 100% of the outstanding equity interests of NFP Intermediate Holdings A Corp. (the “NFP Transaction”) in a cash-and-stock merger for an aggregate U.S. GAAP purchase price totaling $9.1 billion, including approximately $3.2 billion used to settle indebtedness of NFP and cash consideration to the selling shareholders, and approximately 19 million class A ordinary shares with a fair value of approximately $5.9 billion, based on the Company’s closing stock price on April 25, 2024. In addition, the Company had other adjustments of $3.9 billion for cash and certain assumed liabilities. As part of the NFP Transaction, the Company acquired certain less-than-wholly owned entities, resulting in the recognition of noncontrolling interests, which are described further below.
The Company financed the NFP Transaction, in part, with the net proceeds from Senior Notes issued on March 1, 2024 totaling to an aggregate amount of $6.0 billion and proceeds from a $2.0 billion delayed draw term loan which was drawn on April 25, 2024. Refer to Note 9 “Debt” for further information.
Aon accounted for its business combinations under the acquisition method of accounting. The acquisition method requires the Company to measure identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of intangible assets acquired requires significant judgements, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgements could produce materially different results. These estimates are refined over a measurement period, not to exceed one year from the acquisition date.

The fair values of consideration transferred, assets acquired, liabilities assumed, and redeemable and nonredeemable noncontrolling interests are shown below, where purchase accounting and subsequent measurement period adjustments were finalized in the second quarter of 2025. The following table includes these amounts recognized as of June 30, 2025 as a result of the Company’s acquisition of NFP (in millions):

NFP Acquisition
Consideration transferred:
Cash	$3,247
Class A ordinary shares issued	5,882
Aggregate consideration transferred	$9,129
Assets acquired:
Cash and cash equivalents	$294
Receivables	329
Fiduciary assets (1)	411
Goodwill	6,838
Other intangible assets:
Customer-related and contract-based	5,950
Tradenames	800
Technology and other	25
Operating lease right-of-use assets	138
Current assets	82
Non-current assets	108
Total assets acquired	14,975
Liabilities assumed:
Accounts payable and accrued liabilities	$283
Fiduciary liabilities	411
Current liabilities	241
Long-term debt	3,422
Non-current operating lease liabilities	125
Deferred tax liabilities (2)	1,013
Non-current liabilities	158
Total liabilities assumed	5,653
Less: Fair value of redeemable noncontrolling interests (3)	(108)
Less: Fair value of nonredeemable noncontrolling interests	(85)
Net assets acquired	$9,129
(1)Includes $277 million of funds held on behalf of clients.
(2)As of June 30, 2025, the NFP deferred tax liability related to the U.S. has been netted with the Aon deferred tax asset related to the U.S. and presented as a net deferred tax asset on the Consolidated Statements of Financial Position.
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
•A decrease in the fair value of acquired notes receivable of $107 million (recorded within other current assets and other non-current assets); and
•A $110 million decrease in deferred tax liabilities primarily as a result of adjustments to state deferred taxes and deferred taxes recorded on other measurement period adjustments;

Collectively, these adjustments, along with other insignificant adjustments not described above, resulted in a $115 million decrease to goodwill. The measurement period adjustments had an insignificant impact on Net income for the six months ended June 30, 2025.
The purchase price related to the NFP Transaction exceeded the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of approximately $6.8 billion, which is not deductible for tax purposes. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies as a result of the NFP Transaction which provides the Company with an expanded presence in the large and fast-growing middle-market. As of June 30, 2025, the company had allocated $2.6 billion of the acquired goodwill to Risk Capital and $4.2 billion of the acquired goodwill to Human Capital.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,910	$3,729	$8,528	$8,099
Net income attributable to Aon shareholders	465	427	1,401	1,269
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
Completed Dispositions
The Company completed one disposition within Human Capital in the three and six months ended June 30, 2025. The Company completed two dispositions, both within Risk Capital, during the three months ended June 30, 2024 and three dispositions, two within Risk Capital and one within Human Capital, during the six months ended June 30, 2024. Dispositions that impact multiple segments are categorized by the segment primarily impacted.
There were insignificant pretax gains recognized related to dispositions for the three and six months ended June 30, 2025. There were $257 million pretax gains recognized related to dispositions for the three and six months ended June 30, 2024. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the three and six months ended June 30, 2025, the Company earned $88 million and $108 million, respectively, of deferred consideration from the Buyer and the other designated purchasers, compared to $82 million earned during the six months ended June 30, 2024, which was all earned in the first quarter of 2024. These gains are recorded in Other income (expense) in the Condensed Consolidated Statements of Income. In total, the Company has earned $192 million in deferred consideration related to this transaction as of June 30, 2025.

8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2025 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2024	$8,785	$6,449	$15,234
Goodwill related to current year acquisitions	346	16	362
Measurement period adjustments related to prior year acquisitions	(11)	(17)	(28)
Foreign currency translation and other	301	155	456
Balance as of June 30, 2025	$9,421	$6,603	$16,024
Other intangible assets by asset class are as follows (in millions):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$8,417	$2,448	$5,969	$7,994	$2,050	$5,944
Tradenames	811	96	715	812	66	746
Technology and other	369	320	49	366	313	53
Total	$9,597	$2,864	$6,733	$9,172	$2,429	$6,743
The estimated future amortization for finite-lived intangible assets as of June 30, 2025 is as follows (in millions):

Remainder of 2025	$403
2026	739
2027	680
2028	625
2029	576
2030	528
Thereafter	3,182
Total	$6,733
9. Debt
Notes
In May 2025, Aon Global Limited’s €500 million ($585 million at June 30, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
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
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, (the “NFP Transaction”), to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. In the second quarter of 2025, Aon North America, Inc. repaid $300 million of the outstanding balance under the term loan facility, and as of June 30, 2025, has repaid $1.2 billion of the outstanding balance. The remaining outstanding balance is $800 million.
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
Revolving Credit Facilities
As of June 30, 2025, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of June 30, 2025 or December 31, 2024. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2025 and December 31, 2024.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($731 million at June 30, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at June 30, 2025. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	June 30, 2025	December 31, 2024
Commercial paper outstanding	$501	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average commercial paper outstanding	$856	$34	$528	$207
Weighted average interest rate of commercial paper outstanding	4.24%	5.50%	4.30%	5.63%

10. Income Taxes
The effective tax rate on Net income was 15.5% and 19.3% for the three and six months ended June 30, 2025, respectively. The effective tax rate on Net income was 22.9% and 23.1% for the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale and share-based payments partially offset by the unfavorable impact of other discrete items.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	0.7	0.8	1.3	1.6
Average price per share	$361.25	$298.09	$376.76	$304.20
Repurchase costs recorded to accumulated deficit	$250	$250	$500	$500
At June 30, 2025, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $1.8 billion. Under the Repurchase Program, the Company has repurchased a total of 173.5 million shares for an aggregate cost of approximately $25.7 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average ordinary shares outstanding	216.2	212.5	216.3	205.8
Dilutive effect of potentially issuable shares	1.1	0.8	1.3	0.9
Diluted weighted average ordinary shares outstanding	217.3	213.3	217.6	206.7
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.4 million and 0.1 million shares excluded from the calculation for the three and six months ended June 30, 2025, respectively. There were 1.4 million and 0.6 million shares excluded from the calculation for the three and six months ended June 30, 2024, respectively.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	17	843	(7)	853
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	—	72	66
Tax expense	2	—	(19)	(17)
Amounts reclassified from accumulated other comprehensive income (loss), net	(4)	—	53	49
Net current period other comprehensive income (loss)	13	843	46	902
Balance at June 30, 2025	$87	$(1,208)	$(2,722)	$(3,843)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2024	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	75	(220)	(13)	(158)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	2	—	70	72
Tax expense	(1)	—	(18)	(19)
Amounts reclassified from accumulated other comprehensive income, net	1	—	52	53
Net current period other comprehensive income (loss)	76	(220)	39	(105)
Balance at June 30, 2024	$78	$(1,804)	$(2,752)	$(4,478)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	39	36	25	23	10	10
Expected return on plan assets, net of administration expenses	(45)	(47)	(30)	(35)	(14)	(14)
Amortization of prior-service cost	—	—	—	—	—	—
Amortization of net actuarial loss	22	21	9	8	4	3
Net periodic cost (benefit)	$16	$10	$4	$(4)	$—	$(1)

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	76	71	51	46	19	19
Expected return on plan assets, net of administration expenses	(88)	(94)	(60)	(68)	(26)	(27)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	44	41	18	15	7	6
Net periodic (benefit) cost	$33	$19	$9	$(7)	$—	$(2)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contributions to U.K. pension plans	$1	$1	$2	$2
Contributions to U.S. pension plans	17	4	44	18
Contributions to other major pension plans	6	5	8	7
Total contributions	$24	$10	$54	$27
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Foreign exchange contracts
Accounted for as hedges	$480	$597	$30	$25	$—	$—
Not accounted for as hedges (3)	580	394	1	—	—	1
Total	$1,060	$991	$31	$25	$—	$1
(1)Included within Other current assets ($26 million at June 30, 2025 and $15 million at December 31, 2024) or Other non-current assets ($5 million at June 30, 2025 and $10 million at December 31, 2024).
(2)Included within Other current liabilities ($1 million at December 31, 2024).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain recognized in Accumulated other comprehensive loss	$20	$4	$22	$101
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$7	$2	$5	$(2)
Interest expense	$1	$—	$1	$—
Total	$8	$2	$6	$(2)
The Company estimates that approximately $15 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2025, the Company recorded a gain of $24 million and $37 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2024, the Company recorded losses of $6 million and $9 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2025
Assets
Money market funds (1)	$4,129	$—	$—	$4,129
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$63	$—	$63
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$32	$—	$32

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Money market funds (1)	$3,419	$—	$—	$3,419
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$40	$—	$40
Liabilities		0
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2025 or 2024. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2025 or 2024 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$1,334	$1,335	$749	$744
Long-term debt	$15,451	$14,806	$16,265	$15,308
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. In June 2025, the 43 individuals filed a counterclaim against Aon in the UK seeking damages. The claim is alleged to be governed in the alternative by the laws of three different jurisdictions and asserts damages in the amount of $16.7 million. The claim alleges that certain aspects of the damages have yet to be calculated. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo was one of the third parties that identified capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties, including in connection with property and casualty insurance, cyber insurance, and collateral protection insurance. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company by clients and counterparties – including by the liquidating trust formed to pursue claims on behalf of the Vesttoo bankruptcy estate – allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. While Aon has settled and/or is in discussions to settle certain claims, Aon believes that it has meritorious defenses and intends to vigorously defend itself against those claims that are not settled. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $126 million at June 30, 2025, and $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $161 million at June 30, 2025 compared to $162 million at December 31, 2024.
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

The following tables include information about our reportable segments, including total segment revenue, consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue (1)	$2,866	$2,650	$1,291	$1,125	$(2)	$(15)	$4,155	$3,760
Expenses
Compensation and benefits	1,541	1,390	796	710	23	30	2,360	2,130
Information technology	88	93	45	39	3	—	136	132
Premises	54	54	30	28	1	—	85	82
Other expenses (2)	319	329	303	258	93	173	715	760
Total operating expenses	2,002	1,866	1,174	1,035	120	203	3,296	3,104
Operating income	$864	$784	$117	$90	$(122)	$(218)	$859	$656
Operating margin	30.1%	29.6%	9.1%	8.0%			20.7%	17.4%

Non-operating expenses
Interest income							—	31
Interest expense							(212)	(225)
Other income (expense)							56	236
Income before income taxes							$703	$698

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue (1)	$6,057	$5,625	$2,836	$2,228	$(9)	$(23)	$8,884	$7,830
Expenses
Compensation and benefits	3,002	2,744	1,570	1,237	37	32	4,609	4,013
Information technology	178	182	90	74	4	—	272	256
Premises	106	104	59	49	2	—	167	153
Other expenses (2)	710	626	597	391	209	270	1,516	1,287
Total operating expenses	3,996	3,656	2,316	1,751	252	302	6,564	5,709
Operating income	$2,061	$1,969	$520	$477	$(261)	$(325)	$2,320	$2,121
Operating margin	34.0%	35.0%	18.3%	21.4%			26.1%	27.1%

Non-operating expenses
Interest income							5	59
Interest expense							(418)	(369)
Other income (expense)							46	311
Income before income taxes							$1,953	$2,122
(1)Includes fiduciary investment income of $60 million and $125 million, respectively, in Risk Capital and less than $1 million and $2 million, respectively, in Human Capital for the three and six months ended June 30, 2025. Includes fiduciary investment income of $73 million and $151 million, respectively, in Risk Capital and $2 million and $3 million, respectively, in Human Capital for the three and six months ended June 30, 2024.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Revenue
Reportable segment revenue includes inter-segment revenue of less than $1 million and $5 million, respectively, for Risk Capital and $2 million and $4 million, respectively, for Human Capital for the three and six months ended June 30, 2025, compared to $10 million and $16 million, respectively, for Risk Capital and $5 million and $7 million, respectively, for Human Capital for the three and six months ended June 30, 2024. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND QUARTER 2025 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our second quarter of 2025 financial results.
•Revenue increased $395 million, or 11%, to $4.2 billion compared to the prior year period. The increase reflects 6% organic revenue growth, the contribution from NFP and a 1% favorable impact from foreign currency translation. Risk Capital revenue increased $216 million, or 8%, to $2.9 billion and Human Capital revenue increased $166 million, or 15%, to $1.3 billion compared to the prior year period. For the first six months of 2025, Revenue increased $1.1 billion, or 13%, to $8.9 billion compared to the prior year period. The increase reflects the contribution from NFP, 5% organic revenue growth, and a 1% unfavorable impact from foreign currency translation. Risk Capital revenue increased $432 million, or 8%, to $6.1 billion and Human Capital revenue increased $608 million, or 27%, to $2.8 billion compared to the prior year period.
•Operating expenses increased $192 million, or 6%, to $3.3 billion compared to the prior year period due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in intangible asset amortization associated with the NFP acquisition and an increase in expense associated with 6% organic revenue growth and investments in long-term growth, partially offset by transaction costs incurred in the prior year period, lower Accelerating Aon United program expense and $35 million of net restructuring savings. Risk Capital operating expenses increased $136 million, or 7%, to $2.0 billion and Human Capital operating expenses increased $139 million, or 13%, to $1.2 billion compared to the prior year period. For the first six months of 2025, Operating expenses increased $855 million, or 15%, to $6.6 billion compared to the prior year period due primarily to the inclusion of NFP’s ongoing expenses, an increase in intangible asset amortization associated with the NFP acquisition, an increase in expense associated with 5% organic revenue growth and investments in long-term growth, partially offset by transaction costs incurred in the prior year period and $75 million of net restructuring savings. Risk Capital operating expenses increased $340 million, or 9%, to $4.0 billion and Human Capital operating expenses increased $565 million, or 32%, to $2.3 billion compared to the prior year period.
•Operating margin increased to 20.7% from 17.4% in the prior year period, driven by organic revenue growth of 6% and $35 million of net restructuring savings, partially offset by the addition of NFP and an increase in operating expenses as previously described. Risk Capital operating margin increased to 30.1% from 29.6% and Human Capital operating margin increased to 9.1% from 8.0% compared to the prior year period. For the first six months of 2025, Operating margin decreased to 26.1% from 27.1% in the prior year period, driven primarily by the addition of NFP and an increase in operating expenses as previously described, partially offset by organic revenue growth of 5% and $75 million of net restructuring savings. Risk Capital operating margin decreased to 34.0% from 35.0% and Human Capital operating margin decreased to 18.3% from 21.4% compared to the prior year period.
•Due to the factors set forth above, Net income increased $56 million, or 10%, to $594 million compared to the prior year period. For the first six months of 2025, Net income decreased $55 million, or 3%, to $1.6 billion compared to the prior year period.
•Diluted earnings per share was $2.66 compared to $2.46 per share for the prior year period. For the first six months of 2025, Diluted earnings per share was $7.10 compared to $7.72 per share for the prior year period.
•Cash flows provided by operating activities was $936 million for the first six months of 2025, an increase of $114 million, or 14%, from $822 million in the prior year period, primarily due to strong adjusted operating income growth and days sales outstanding improvements, partially offset by higher payments related to incentive compensation, interest, and restructuring.

We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2025:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% for the second quarter of 2025 and 5% for the first six months of 2025, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 28.2% for the second quarter of 2025 compared to 27.4% in the prior year period. The increase in adjusted operating margin primarily reflects 6% organic revenue growth and $35 million of net restructuring savings, partially offset by the addition of NFP and increased expenses. Risk Capital adjusted operating margin increased to 34.1% compared to 33.6% in the prior year period. Human Capital adjusted operating margin increased to 19.1% compared to 18.7% in the prior year period. For the first six months of 2025, adjusted operating margin was 33.6% compared to 33.8% for the prior year period. The decrease primarily reflects the addition of NFP and increased expenses, partially offset by 5% organic revenue growth and $75 million of net restructuring savings. Risk Capital adjusted operating margin remained flat at 37.9% in both periods. Human Capital adjusted operating margin increased to 27.9% compared to 27.5% in the prior year period.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.49 per share for the second quarter of 2025, compared to $2.93 per share for the prior year period. For the first six months of 2025, adjusted diluted earnings per share was 9.17 per share, compared to $8.50 per share for the prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $816 million in the first six months of 2025, an increase of $95 million, or 13%, from $721 million in the prior year period, reflecting a $114 million increase in Cash flows from operations, primarily driven by strong operating income growth and improvements in days sales outstanding, partially offset by higher payments related to incentive compensation, interest, and restructuring, and a $19 million increase in capital expenditures.
The current macroeconomic and geopolitical environment is subject to a number of uncertainties, including geopolitical conflicts, tariffs or changes in trade policies, capital markets volatility, and inflation. These and other factors have contributed and may continue to contribute to slower or negative economic growth and may create a challenging business environment for our clients. While we remain confident in the resilience and strength of our business and financial model, due to the global nature of our business, the current macroeconomic and geopolitical environment could negatively impact our financial condition and results of operations. For more information about these risks, please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Total revenue	$4,155	$3,760	$8,884	$7,830
Expenses
Compensation and benefits	2,360	2,130	4,609	4,013
Information technology	136	132	272	256
Premises	85	82	167	153
Depreciation of fixed assets	47	45	93	89
Amortization and impairment of intangible assets	201	128	400	144
Other general expense	373	455	819	803
Accelerating Aon United Program expenses	94	132	204	251
Total operating expenses	3,296	3,104	6,564	5,709
Operating income	859	656	2,320	2,121
Interest income	—	31	5	59
Interest expense	(212)	(225)	(418)	(369)
Other income (expense)	56	236	46	311
Income before income taxes	703	698	1,953	2,122
Income tax expense	109	160	377	491
Net income	594	538	1,576	1,631
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	15	14	32	36
Net income attributable to Aon shareholders	$579	$524	$1,544	$1,595
Diluted net income per share attributable to Aon shareholders	$2.66	$2.46	$7.10	$7.72
Weighted average ordinary shares outstanding - diluted	217.3	213.3	217.6	206.7
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$2,866	$2,650	$1,291	$1,125	$(2)	$(15)	$4,155	$3,760
Expenses
Compensation and benefits	1,541	1,390	796	710	23	30	2,360	2,130
Information technology	88	93	45	39	3	—	136	132
Premises	54	54	30	28	1	—	85	82
Other expenses (2)	319	329	303	258	93	173	715	760
Total operating expenses	2,002	1,866	1,174	1,035	120	203	3,296	3,104
Operating income	$864	$784	$117	$90	$(122)	$(218)	$859	$656
Operating margin	30.1%	29.6%	9.1%	8.0%			20.7%	17.4%

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$6,057	$5,625	$2,836	$2,228	$(9)	$(23)	$8,884	$7,830
Expenses
Compensation and benefits	3,002	2,744	1,570	1,237	37	32	4,609	4,013
Information technology	178	182	90	74	4	—	272	256
Premises	106	104	59	49	2	—	167	153
Other expenses (2)	710	626	597	391	209	270	1,516	1,287
Total operating expenses	3,996	3,656	2,316	1,751	252	302	6,564	5,709
Operating income	$2,061	$1,969	$520	$477	$(261)	$(325)	$2,320	$2,121
Operating margin	34.0%	35.0%	18.3%	21.4%			26.1%	27.1%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Total revenue increased $395 million, or 11%, to $4.2 billion in the second quarter of 2025, compared to the prior year period. The increase reflects 6% organic revenue growth, the contribution from NFP, and a 1% favorable impact from foreign currency translation. Risk Capital revenue increased $216 million, or 8%, to $2.9 billion and Human Capital revenue increased $166 million, or 15%, to $1.3 billion in the second quarter of 2025 compared to the prior year period. For the first six months of 2025, Revenue increased $1.1 billion, or 13%, to $8.9 billion compared to the prior year period. The increase reflects the contribution from NFP, 5% organic revenue growth, and a 1% unfavorable impact from foreign currency translation. Risk Capital revenue increased $432 million, or 8%, to $6.1 billion and Human Capital revenue increased $608 million, or 27%, to $2.8 billion for the first six months of 2025 compared to the prior year period.
Risk Capital
Commercial Risk Solutions revenue increased $163 million, or 8%, to $2.2 billion in the second quarter of 2025, compared to $2.0 billion in the second quarter of 2024. Organic revenue growth was 6% in the second quarter of 2025, reflecting growth across all major geographies driven by net new business and ongoing strong retention. Performance was highlighted by strong growth globally in core P&C and strength in M&A services relative to the prior year. Market impact was modestly positive. For the first six months of 2025, revenue increased $357 million, or 9%, to $4.2 billion, compared to $3.8 billion in the first six months of 2024. Organic revenue growth was 5% in the first six months of 2025, reflecting growth across all major geographies driven by net new business and ongoing strong retention. Performance was highlighted by strong growth globally in core P&C. Results also reflect a modest tailwind from M&A services in the first six months of 2025 relative to the prior year period. Market impact was modestly positive in the first half of the year.
Reinsurance Solutions revenue increased $53 million, or 8%, to $688 million in the second quarter of 2025, compared to $635 million in the second quarter of 2024. Organic revenue growth was 6% in the second quarter of 2025, reflecting double-digit increases in insurance-linked securities and facultative placements. Results also reflect growth in treaty, driven by net new business and ongoing strong retention, partially offset by a modest unfavorable market impact. For the first six months of 2025, revenue increased $75 million, or 4%, to $1.9 billion, compared to $1.8 billion in the first six months of 2024. Organic revenue growth was 4% in the first six months of 2025, reflecting growth in treaty, driven by net new business and ongoing strong retention. Results also reflect a double-digit increase in facultative placements and insurance-linked securities. Market impact had a modest unfavorable impact in the first half of the year.
Human Capital
Health Solutions revenue increased $110 million, or 17%, to $772 million in the second quarter of 2025, compared to $662 million in the second quarter of 2024. Organic revenue growth was 6% in the second quarter of 2025, reflecting strength in core health and benefits, driven by net new business, ongoing strong retention, and a modestly positive market impact. The core performance was highlighted by double-digit growth internationally. Results also reflect strength in executive benefits and pharmacy benefits in NFP. For the first six months of 2025, revenue increased $403 million, or 29%, to $1.8 billion, compared to $1.4 billion in the first six months of 2024. Organic revenue growth was 6% in the first six months of 2025, reflecting strength globally in core health and benefits, driven by net new business, ongoing strong retention, and a modestly positive market impact. Strength in the core was partially offset by lower revenue in Consumer Benefits Solutions in the first six months of 2025. Talent revenue was lower in the first half of the year as strength in advisory was offset by a decline in analytics due to a change in the timing of survey data delivery.
Wealth Solutions revenue increased $56 million, or 12%, to $519 million in the second quarter of 2025, compared to $463 million in the second quarter of 2024. Organic revenue growth was 3% in the second quarter of 2025, reflecting growth in Retirement driven by advisory related to the ongoing impact of regulatory change. In Investments, results reflect strength in NFP, driven by net asset inflows and market performance. For the first six months of 2025, revenue increased $205 million, or 25%, to $1.0 billion, compared to $833 million in the first six months of 2024. Organic revenue growth was 6% in the first six months of 2025, reflecting strength in Investments, highlighted by double-digit revenue growth in NFP, driven by net asset inflows and market performance. Growth in Retirement in the first half of the year was driven by continued demand for advisory related to the ongoing impact of regulatory changes and pension de-risking.
Compensation and Benefits
Compensation and benefits expense increased $230 million, or 11%, in the second quarter of 2025 compared to the prior year period due primarily to the inclusion of operating expenses from NFP and expense associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions. For the first six months of 2025, compensation and benefits increased $596 million, or 15%, compared to the first six months of 2024. The increase was primarily driven by the inclusion of operating expenses from NFP and expense associated with 5% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $4 million, or 3%, in the second quarter of 2025 compared to the prior year period due primarily to the inclusion of ongoing operating expenses from NFP. For the first six months of 2025, information technology expenses increased $16 million, or 6%, compared to the first six months of 2024. The increase was due primarily to the inclusion of ongoing operating expenses from NFP.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $3 million, or 4%, in the second quarter of 2025 compared to the prior year period, due primarily to the inclusion of ongoing operating expenses from NFP. For the first six months of 2025, premises increased $14 million, or 9%, compared to the first six months of 2024. The increase was due primarily to the inclusion of ongoing operating expenses from NFP.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets increased $2 million, or 4%, in the second quarter of 2025 compared to the prior year period. For the first six months of 2025, depreciation of fixed assets increased $4 million, or 4%, compared to the first six months of 2024.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangible assets increased $73 million to $201 million in the second quarter of 2025 compared to the prior year period due primarily to an increase in intangible assets related to the acquisition of NFP. For the first six months of 2025, amortization and impairment of intangible assets increased $256 million to $400 million, compared to the first six months of 2024. The increase was due primarily to an increase in intangible assets related to the acquisition of NFP.
Other General Expense
Other general expenses decreased $82 million, or 18%, in the second quarter of 2025 due primarily to a decrease in transaction and integration costs. For the first six months of 2025, other general expenses increased $16 million, or 2%, compared to the first six months of 2024. The increase was due primarily to the inclusion of operating expenses from NFP and integration costs, partially offset by transaction costs incurred in the prior year period.

Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses decreased $38 million in the second quarter of 2025 and decreased $47 million in the first six months of 2025, each compared to the prior year period due to lower costs related to workforce optimization and asset impairments, partially offset by higher costs related to technology and other costs.
Total Operating Expenses and Operating Income
Total operating expenses increased $192 million, or 6%, to $3.3 billion in the second quarter of 2025 due primarily to the inclusion of NFP’s ongoing operating expenses, an increase in intangible asset amortization associated with the NFP acquisition, and an increase in expense associated with 6% organic revenue growth and investments in long-term growth, partially offset by transaction costs incurred in the prior year period, lower Accelerating Aon United program expense and $35 million of net restructuring savings. Due to the factors set forth above, Total operating income increased $203 million to $859 million in the second quarter of 2025. For the first six months of 2025, Total operating expenses increased $855 million, or 15%, to $6.6 billion due primarily to intangible asset amortization associated with the NFP acquisition, an increase in 5% organic revenue growth and investments in long-term growth, partially offset by $75 million of net restructuring savings. Due to the factors set forth above, Total operating income increased $199 million to $2.3 billion for the first six months of 2025.
Risk Capital Total operating expenses increased $136 million, or 7%, to $2.0 billion in the second quarter of 2025. The increase was primarily due to an increase in Compensation and benefits. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% organic revenue growth in both Commercial Risk Solutions and Reinsurance Solutions, partially offset by restructuring savings. Due to the factors set forth above, Risk Capital Operating income increased $80 million, or 10%, to $864 million in the second quarter of 2025. For the first six months of 2025, Risk Capital Total operating expenses increased $340 million, or 9%, to $4.0 billion. The increase was primarily due to an increase in Compensation and benefits and in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 5% and 4% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in Other expenses is primarily due to increased Amortization and impairment from the NFP Transaction. Due to the factors set forth above, Risk Capital Operating income increased $92 million, or 5%, to $2.1 billion for the first six months of 2025.
Human Capital Total operating expenses increased $139 million, or 13%, to $1.2 billion in the second quarter of 2025. The increase was primarily due to an increase in both Compensation and benefits and Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% and 3% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The increase in Other expenses is primarily due to increased Amortization and impairment of intangible assets acquired from the NFP Transaction. Due to the factors set forth above, Human Capital Operating income increased $27 million, or 30%, to $117 million in the second quarter of 2025. For the first six months of 2025, Human Capital Total operating expenses increased $565 million, or 32%, to $2.3 billion. The increase was primarily due to an increase in both Compensation and benefits and Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% organic revenue growth in both Health Solutions and Wealth Solutions. The increase in Other expenses is primarily due to increased Amortization and impairment of intangible assets acquired from the NFP Transaction. Due to the factors set forth above, Human Capital Operating income increased $43 million, or 9%, to $520 million for the first six months of 2025.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. During the second quarter of 2025, interest income decreased $31 million to an insignificant amount and for the first six months of 2025, Interest income decreased $54 million to $5 million compared to the prior year period, due primarily to interest earned in the prior year period on the investment of $5 billion of term debt proceeds which were used to fund the purchase of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations, decreased $13 million to $212 million during the second quarter of 2025 compared to the prior year period, reflecting lower total debt. For the first six months of 2025, Interest expense increased $49 million to $418 million compared to the prior year period. The increase was driven primarily by an increase in total debt, primarily to fund the purchase of NFP.
Other Income (Expense)
Other income was $56 million for the second quarter of 2025 compared to Other income of $236 million for the second quarter of 2024. The decrease was primarily due to gains related to the sale of a business in the prior year period, partially offset by deferred consideration from the 2017 sale of our outsourcing business. For the first six months of 2025, Other income was $46 million compared to Other income of $311 million for the first six months of 2024. The decrease was primarily related to gains related to the sale of a business in the prior year period.
Income before Income Taxes
Income before income taxes for the second quarter of 2025 was $703 million, a 1% increase from $698 million compared to the prior year period. For the first six months of 2025, Income before income taxes was $2.0 billion, an 8% decrease from $2.1 billion for the first six months of 2024.
Income Taxes
The effective tax rate on Net income was 15.5% and 19.3% for the three and six months ended June 30, 2025, respectively. The effective tax rate on Net income was 22.9% and 23.1% for the three and six months ended June 30, 2024, respectively.
For the three and six months ended June 30, 2025, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the anticipated sale of certain assets and liabilities classified as held for sale and share-based payments partially offset by the unfavorable impact of other discrete items.
For the three and six months ended June 30, 2024, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments offset by the unfavorable impact of discrete items.
Ireland, the U.K., Singapore, and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that is generally consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty, however, as to how Pillar Two will ultimately apply to the Company. The OECD has issued numerous guidance documents attempting to change how Pillar Two Tax operates, subject to enactment by each implementing country, and the OECD may issue additional guidance in the future. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2025 and future periods.
The Company is analyzing the impacts of the One Big Beautiful Bill Act but does not anticipate a material impact on its global effective tax rate, results of operations, cash flows or financial condition in 2025 and future periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2025 increased to $579 million, or $2.66 per diluted share, from $524 million, or $2.46 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first six months of 2025 decreased to $1.5 billion, or $7.10 per diluted share, from $1.6 billion, or $7.72 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to Organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, Total revenue in our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended June 30,
	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$2,178	$2,015	8%	1%	—%	1%	6%
Reinsurance Solutions	688	635	8	1	—	1	6
Human Capital Revenue:
Health Solutions	772	662	17	—	—	11	6
Wealth Solutions	519	463	12	2	—	7	3
Eliminations	(2)	(15)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,155	$3,760	11%	1%	—%	4%	6%

	Six Months Ended June 30,
	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$4,180	$3,823	9%	(1)%	—%	5%	5%
Reinsurance Solutions	1,877	1,802	4	—	—	—	4
Human Capital Revenue:
Health Solutions	1,798	1,395	29	(1)	—	24	6
Wealth Solutions	1,038	833	25	1	—	18	6
Eliminations	(9)	(23)	N/A	N/A	N/A	N/A	N/A
Total revenue	$8,884	$7,830	13%	(1)%	—%	9%	5%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2025 and 2024 was $66 million and $75 million, respectively. Fiduciary investment income for the six months ended June 30, 2025 and 2024 was $133 million and $154 million, respectively.
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
Adjusted Operating Margin
We use adjusted operating margin as a non-GAAP measure of our core operating performance of the Company. Adjusted operating margin excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, Operating margin in our Condensed Consolidated Financial Statements.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$2,866	$2,650	$1,291	$1,125	$(2)	$(15)	$4,155	$3,760

Operating income	$864	$784	$117	$90	$(122)	$(218)	$859	$656
Amortization and impairment of intangible assets	86	53	115	75	—	—	201	128
Change in the fair value of contingent consideration	(9)	3	(1)	15	—	—	(10)	18
Accelerating Aon United Program expenses (2)	32	48	6	12	56	72	94	132
Transaction and integration costs (3)(4)	3	3	9	18	15	74	27	95
Adjusted operating income	$976	$891	$246	$210	$(51)	$(72)	$1,171	$1,029
Operating margin	30.1%	29.6%	9.1%	8.0%			20.7%	17.4%
Adjusted operating margin	34.1%	33.6%	19.1%	18.7%			28.2%	27.4%

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$6,057	$5,625	$2,836	$2,228	$(9)	$(23)	$8,884	$7,830

Operating income	$2,061	$1,969	$520	$477	$(261)	$(325)	$2,320	$2,121
Amortization and impairment of intangible assets	170	65	230	79	—	—	400	144
Change in the fair value of contingent consideration	(3)	3	10	15	—	—	7	18
Accelerating Aon United Program expenses (2)	51	92	10	23	143	136	204	251
Transaction and integration costs (3)(4)	14	3	21	18	21	89	56	110
Adjusted operating income	$2,293	$2,132	$791	$612	$(97)	$(100)	$2,987	$2,644
Operating margin	34.0%	35.0%	18.3%	21.4%			26.1%	27.1%
Adjusted operating margin	37.9%	37.9%	27.9%	27.5%			33.6%	33.8%
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
(3)Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the NFP Transaction. No transaction costs were recognized for the three and six months ended June 30, 2025. $85 million and $96 million of transaction costs were recognized for the three and six months ended June 30, 2024, respectively. Of these amounts, $79 million and $90 million were recognized, respectively, in Total operating expenses and $6 million were recognized in Other income (expense) related to the extinguishment of acquired NFP debt for the three and six months ended June 30, 2024.
(4)The NFP Transaction has and will continue to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $27 million and $16 million of integration costs in the three months ended June 30, 2025 and 2024, respectively, and $56 million and $20 million of integration costs in the six months ended June 30, 2025 and 2024, respectively.
Risk Capital Adjusted operating income increased $85 million, or 10%, to $976 million in the second quarter of 2025. The increase was primarily due to organic revenue growth of 6% in both Commercial Risk Solutions and Reinsurance Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth. Human Capital Adjusted operating income increased $36 million, or 17%, to $246 million in the second quarter of 2025. The increase was primarily due to organic revenue growth of 6% in Health Solutions and 3% in Wealth Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth. For the first six months of 2025, Risk Capital Adjusted operating income increased $161 million, or 8%, to $2.3 billion. The increase was primarily due to organic revenue growth of 5% in Commercial Risk Solutions and 4% in Reinsurance Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth. Human Capital Adjusted operating income increased $179 million, or 29%, to $791 million for the first six months of 2025. The increase was primarily due to organic revenue growth of 6% in both Health Solutions and Wealth Solutions and the impact of NFP, partially offset by increased expenses and investments in long-term growth.

Adjusted Diluted Earnings per Share
We use adjusted diluted earnings per share as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of certain items, as listed below, because management does not believe these expenses are the best indicators of our core operating performance. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, diluted earnings per share in our Condensed Consolidated Financial Statements.
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$859	$312	$1,171
Interest income	—	—	—
Interest expense	(212)	—	(212)
Other income (expense) (1)	56	(88)	(32)
Income before income taxes	703	224	927
Income tax expense (2)	109	44	153
Net income	594	180	774
Less: Net income attributable to noncontrolling interests	15	—	15
Net income attributable to Aon shareholders	$579	$180	$759

Diluted net income per share attributable to Aon shareholders	$2.66	$0.83	$3.49
Weighted average ordinary shares outstanding - diluted	217.3	—	217.3
Effective tax rates (2)	15.5%		16.5%

	Three Months Ended June 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$656	$373	$1,029
Interest income	31	—	31
Interest expense	(225)	—	(225)
Other income (expense) (3)(4)	236	(251)	(15)
Income before income taxes	698	122	820
Income tax expense (2)	160	22	182
Net income	538	100	638
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$524	$100	$624

Diluted net income per share attributable to Aon shareholders	$2.46	$0.47	$2.93
Weighted average ordinary shares outstanding - diluted	213.3	—	213.3
Effective tax rates (2)	22.9%		22.2%

	Six Months Ended June 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,320	$667	$2,987
Interest income	5	—	5
Interest expense	(418)	—	(418)
Other income (expense) (1)	46	(108)	(62)
Income before income taxes	1,953	559	2,512
Income tax expense (2)	377	108	485
Net income	1,576	451	2,027
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$1,544	$451	$1,995

Diluted net income per share attributable to Aon shareholders	$7.10	$2.07	$9.17
Weighted average ordinary shares outstanding - diluted	217.6	—	217.6
Effective tax rates (2)	19.3%		19.3%

	Six Months Ended June 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,121	$523	$2,644
Interest income	59	—	59
Interest expense	(369)	—	(369)
Other income (expense) (1)(3)(4)	311	(333)	(22)
Income before income taxes	2,122	190	2,312
Income tax expense (2)	491	28	519
Net income	1,631	162	1,793
Less: Net income attributable to noncontrolling interests	36	—	36
Net income attributable to Aon shareholders	$1,595	$162	$1,757

Diluted net income per share attributable to Aon shareholders	$7.72	$0.78	$8.50
Weighted average ordinary shares outstanding - diluted	206.7	—	206.7
Effective tax rates (2)	23.1%		22.4%
(1)During the three and six months ended June 30, 2025, an $88 million and $108 million gain was recognized, respectively, compared to $82 million recognized for the six months ended June 30, 2024, which was all recognized in the first quarter of 2024. These gains are related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with changes in the fair value of contingent consideration, Accelerating Aon United Program expenses, certain transaction and integration costs related to the acquisition of NFP, certain gains from dispositions, and deferred consideration from a prior year sale of business, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(3)Adjusted Other income (expense) excluded gains from dispositions of $257 million related to the sale of a business for the three and six months ended June 30, 2024.
(4)Adjusted Other income (expense) excluded approximately $6 million of debt extinguishment charges related to the repayment of NFP debt, which is considered a transaction related cost incurred in the second quarter of 2024.

Free Cash Flow
We use free cash flow, defined as cash flows provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash-generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, Cash provided by operating activities in our Condensed Consolidated Financial Statements. Management believes the supplemental information related to free cash flow is helpful to investors when evaluating our operating performance and liquidity results. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported Cash provided by operating activities is as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$936	$822
Capital expenditures	(120)	(101)
Free cash flow	$816	$721
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
Currency fluctuations had no impact and an unfavorable impact of $0.13 on net income per diluted share during the three and six months ended June 30, 2025, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.05 and an unfavorable impact of $0.04 on net income per diluted share during the three and six months ended June 30, 2024, respectively, if 2023 results were translated at 2024 rates.
Currency fluctuations had a favorable impact of $0.01 and an unfavorable impact of $0.13 on adjusted diluted earnings per share during the three and six months ended June 30, 2025, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.06 and an unfavorable impact of $0.04 on adjusted diluted earnings per share during the three and six months ended June 30, 2024, respectively, if 2023 results were translated at 2024 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $8.3 billion and $7.2 billion at June 30, 2025 and December 31, 2024, respectively, and fiduciary receivables of $12.4 billion and $10.3 billion at June 30, 2025 and December 31, 2024, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multicurrency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2025, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2025 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,008	$—	$4,565	$5,573
Money market funds	—	379	3,750	4,129
Cash, Short-term investments, and funds held on behalf of clients	1,008	379	8,315	9,702
Fiduciary receivables	—	—	12,362	12,362
Total	$1,008	$379	$20,677	$22,064
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net increase of $991 million for the six months ended June 30, 2025 compared to a net increase of $599 million for the six months ended June 30, 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$936	$822
Cash used for investing activities	(268)	(2,285)
Cash provided by (used for) financing activities	(373)	2,264
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	696	(202)
Net increase in cash and cash equivalents and funds held on behalf of clients	$991	$599
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2025 was $936 million, an increase of $114 million compared to $822 million of Cash flows provided by operating activities in the prior year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $54 million for the six months ended June 30, 2025, as compared to $27 million for the six months ended June 30, 2024. For the remainder of 2025, we expect to contribute approximately $34 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

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
The changes in the Company’s liabilities for the Program as of June 30, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2024	$17	$97	$—	$114
Charges	100	100	4	204
Cash payments	(84)	(82)	—	(166)
Foreign currency translation and other	—	5	—	5
Non-cash charges	(2)	(17)	(4)	(23)
Liability balance as of June 30, 2025	$31	$103	$—	$134
Total costs incurred from inception to date	$240	$400	$88	$728
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $220 million of charges, while our Human Capital segment is expected to incur approximately $60 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2025, total Program costs incurred were $94 million and $204 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $35 million and $75 million of expense savings in the first three and six months of 2025, respectively, from Program actions, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities were $268 million during the six months ended June 30, 2025, a decrease of $2.0 billion compared to $2.3 billion of Cash flows used for investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments increased $160 million to $379 million at June 30, 2025 compared to December 31, 2024. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first six months of 2025, we completed nine acquisitions, seven within Risk Capital and two within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $143 million, which relates to cash consideration paid in 2025 for current year acquisitions. The majority of cash consideration for the Griffiths & Armour acquisition, completed in the first quarter of 2025, was recognized as a cash outflow in the fourth quarter of 2024. During the first six months of 2024, we completed eight acquisitions, five within Risk Capital and three within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $2.8 billion, which includes $3 million related to acquisitions completed in 2023.
During the first six months of 2025, we completed one disposition within Human Capital for an insignificant cash flow impact. During the first six months of 2024, we completed three dispositions, two within Risk Capital and one within Human Capital, for $270 million, net of cash and funds held on behalf of clients. During the first six months of 2025 and 2024, a $108 million and $82 million gain was recognized, respectively, related to the deferred consideration earned for the 2017 sale of the benefits administration and business process outsourcing business. Other than this deferred consideration, there was an insignificant cash flow impact during the first six months of 2025 related to dispositions in prior periods.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $120 million and $101 million for the six months ended June 30, 2025 and 2024, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $373 million during the six months ended June 30, 2025 compared to $2.3 billion of Cash flows provided by financing activities in the prior year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares repurchased	0.7	0.8	1.3	1.6
Average price per share	$361.25	$298.09	$376.76	$304.20
Repurchase costs recorded to accumulated deficit	$250	$250	$500	$500
At June 30, 2025, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $1.8 billion. Under the Repurchase Program, the Company has repurchased a total of 173.5 million shares for an aggregate cost of approximately $25.7 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at June 30, 2025 was $17.3 billion, an increase of $272 million compared to December 31, 2024. Further, commercial paper activity during the six months ended June 30, 2025 and 2024 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total issuances (1)	$2,295	$324	$3,444	$1,272
Total repayments	(2,409)	(324)	(2,964)	(1,863)
Net issuances (repayments)	$(114)	$—	$480	$(591)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In May 2025, Aon Global Limited’s €500 million ($585 million at June 30, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
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
In June 2024, Aon Global Limited’s $600 million 3.50% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan matures on April 24, 2027 and is prepayable at any time. As of June 30, 2025, Aon North America, Inc. repaid $1.2 billion of the outstanding balance. The remaining outstanding balance is $800 million.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Accumulated deficit). As of June 30, 2025 and December 31, 2024, we had distributable profits in excess of $30.9 billion and $29.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.

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
As of June 30, 2025, we had two primary committed credit facilities outstanding: a $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and a $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of June 30, 2025 and December 31, 2024, respectively. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2025 and December 31, 2024, respectively.
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
The major rating agencies’ ratings of our debt at July 25, 2025 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $126 million at June 30, 2025, compared to $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $161 million at June 30, 2025, compared to $162 million at December 31, 2024.

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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2024 and for the period ended June 30, 2025.
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

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2025
Revenue	$—
Operating loss	$(54)
Loss from non-guarantor subsidiaries before income taxes	$(212)
Net loss	$(555)
Net loss attributable to Aon shareholders	$(555)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2025	December 31, 2024
Receivables due from non-guarantor subsidiaries	$4,538	$9,611
Other current assets	216	77
Total current assets	$4,754	$9,688

Non-current receivables due from non-guarantor subsidiaries	$261	$10,768
Other non-current assets	1,534	1,393
Total non-current assets	$1,795	$12,161

Payables to non-guarantor subsidiaries	$10,616	$7,628
Other current liabilities	5,093	3,309
Total current liabilities	$15,709	$10,937

Non-current payables to non-guarantor subsidiaries	$5,236	$9,801
Other non-current liabilities	16,806	17,668
Total non-current liabilities	$22,042	$27,469
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, Accelerating Aon United restructuring charges, and business combinations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Additionally, some of our non-U.S. subsidiaries receive revenue in currencies that differ from their functional currencies. Most significantly, our U.K. subsidiaries earn a portion of their revenue in U.S. dollars, euro, and Japanese yen, but most of their expenses are incurred in British pounds. We generally hedge up to 45% of our U.K. subsidiaries’ expected exposures to transactions denominated in U.S. dollar, euro, and Japanese yen. We generally do not hedge exposures beyond two years.
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement.

The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have no comparable impact and an unfavorable $0.13 comparable impact during the three and six months ended June 30, 2025, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.01 comparable impact and an unfavorable $0.13 comparable impact during the three and six months ended June 30, 2025, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2025, were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/25 - 4/30/25	224,498	$371.20	224,498	$1,983,936,202
5/1/25 - 5/31/25	—	$—	—	$1,983,936,202
6/1/25 - 6/30/25	467,548	$356.47	467,548	$1,817,269,668
	692,046	$361.25	692,046	$1,817,269,668
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2025.
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

Aon plc
(Registrant)

July 25, 2025	By:	/s/ Michael Neller
Michael Neller
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
10.1
Amendment to International Assignment Letter, dated June 27, 2025, between Aon Corporation and Greg Case (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on July 3, 2025).

10.2	Aon plc 2011 Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on July 3, 2025).
10.3*	Letter Agreement, dated August 1, 2022, between Aon Corporation and Mindy Simon.
10.4*	International Assignment Letter, effective July 1, 2023, between Aon Service Corporation and Mindy Simon.
10.5*	Amendment to International Assignment Letter, dated June 24, 2024, between Aon Service Corporation and Mindy Simon.
22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1*	Certification of CEO.
31.2*	Certification of CFO.
32.1**	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2**	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith
** Furnished herewith