Form 10-Q
period 2025-09-30
Aon plc
filed 2025-10-31
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

+353 1 266 6000
(Registrant’s Telephone Number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon plc’s 3.875% Senior Notes due 2025	AON25	New York Stock Exchange
Guarantees of Aon plc’s 2.875% Senior Notes due 2026	AON26	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.850% Senior Notes due 2027	AON27	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.125% Senior Notes due 2027	AON27B	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.150% Senior Notes due 2029	AON29	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.050% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.600% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.300% Senior Notes due 2031	AON31B	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.000% Senior Notes due 2032	AON32	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.350% Senior Notes due 2033	AON33	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.450% Senior Notes due 2034	AON34	New York Stock Exchange
Guarantees of Aon plc’s 4.250% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.450% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.600% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.750% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.900% Senior Notes due 2051	AON51	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 3.900% Senior Notes due 2052	AON52	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.750% Senior Notes due 2054	AON54	New York Stock Exchange

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 30, 2025: 214,935,265

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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2025	2024	2025	2024
Revenue
Total revenue	$3,997	$3,721	$12,881	$11,551
Expenses
Compensation and benefits	2,259	2,150	6,868	6,163
Information technology	140	141	412	397
Premises	85	88	252	241
Depreciation of fixed assets	47	47	140	136
Amortization and impairment of intangible assets	193	174	593	318
Other general expense	425	429	1,244	1,232
Accelerating Aon United Program expenses	32	69	236	320
Total operating expenses	3,181	3,098	9,745	8,807
Operating income	816	623	3,136	2,744
Interest income	—	4	5	63
Interest expense	(206)	(213)	(624)	(582)
Other income (expense)	(13)	35	33	346
Income before income taxes	597	449	2,550	2,571
Income tax expense	127	94	504	585
Net income	470	355	2,046	1,986
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	12	12	44	48
Net income attributable to Aon shareholders	$458	$343	$2,002	$1,938

Basic net income per share attributable to Aon shareholders	$2.12	$1.58	$9.26	$9.24
Diluted net income per share attributable to Aon shareholders	$2.11	$1.57	$9.21	$9.20
Weighted average ordinary shares outstanding - basic	215.7	217.4	216.1	209.7
Weighted average ordinary shares outstanding - diluted	216.7	218.4	217.3	210.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2025	2024	2025	2024
Net income	$470	$355	$2,046	$1,986
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	12	12	44	48
Net income attributable to Aon shareholders	458	343	2,002	1,938
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(9)	8	4	84
Foreign currency translation adjustments	(91)	349	752	129
Postretirement benefit obligation	28	—	74	39
Total other comprehensive income (expense)	(72)	357	830	252
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Total other comprehensive income (expense) attributable to Aon shareholders	(72)	357	830	252
Comprehensive income attributable to Aon shareholders	$386	$700	$2,832	$2,190
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,095	$1,085
Short-term investments	207	219
Receivables, net	4,276	3,803
Fiduciary assets	18,781	17,566
Other current assets	2,210	759
Total current assets	26,569	23,432
Goodwill	15,704	15,234
Intangible assets, net	5,827	6,743
Fixed assets, net	684	637
Operating lease right-of-use assets	681	711
Deferred tax assets	855	654
Prepaid pension	588	556
Other non-current assets	729	998
Total assets	$51,637	$48,965

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,398	$2,905
Short-term debt and current portion of long-term debt	1,735	751
Fiduciary liabilities	18,781	17,566
Other current liabilities	2,189	1,773
Total current liabilities	25,103	22,995
Long-term debt	15,055	16,265
Non-current operating lease liabilities	651	685
Deferred tax liabilities	361	319
Pension, other postretirement, and postemployment liabilities	1,052	1,127
Other non-current liabilities	1,216	1,144
Total liabilities	43,438	42,535

Redeemable noncontrolling interests	85	125

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2025 - 215.2; 2024 - 216.0)	2	2
Additional paid-in capital	13,379	13,173
Accumulated deficit	(1,527)	(2,309)
Accumulated other comprehensive loss	(3,915)	(4,745)
Total Aon shareholders' equity	7,939	6,121
Nonredeemable noncontrolling interests	175	184
Total equity	8,114	6,305
Total liabilities, redeemable noncontrolling interests and equity	$51,637	$48,965
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(11)	—	—	—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
Net income (2)	—	—	579	—	14	593
Shares issued - employee stock compensation plans	0.3	(49)	(1)	—	—	(50)
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.745 per share)	—	—	(162)	—	—	(162)
Net change in fair value of financial instruments	—	—	—	10	—	10
Net foreign currency translation adjustments	—	—	—	604	—	604
Net postretirement benefit obligation	—	—	—	(1)	—	(1)
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(9)	—	—	—	(9)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(40)	(40)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(1)	—	—	—	(1)
Balance at June 30, 2025	215.7	$13,260	$(1,574)	$(3,843)	$165	$8,008
Net income (3)	—	—	458	—	12	470
Shares issued - employee stock compensation plans	0.2	20	—	—	—	20
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	106	—	—	—	106
Dividends to shareholders ($0.745 per share)	—	—	(161)	—	—	(161)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(91)	—	(91)
Net postretirement benefit obligation	—	—	—	28	—	28
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(2)	(2)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(4)	—	—	—	(4)
Balance at September 30, 2025	215.2	$13,381	$(1,527)	$(3,915)	$175	$8,114
(1)The Company’s Net income totaled $982 million for the quarter ended March 31, 2025, which included $4 million of Net loss related to redeemable noncontrolling interests.
(2)The Company’s Net income totaled $594 million for the quarter ended June 30, 2025, which included $1 million of Net income related to redeemable noncontrolling interests.
(3)The Company’s Net income totaled $470 million for the quarter ended September 30, 2025, which included an insignificant amount of Net income related to redeemable noncontrolling interests.

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non- controlling Interests	Total
Balance at January 1, 2024	198.6	$6,946	$(3,399)	$(4,373)	$84	$(742)
Net income	—	—	1,071	—	22	1,093
Shares issued - employee stock compensation plans	0.8	(104)	—	—	—	(104)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	130	—	—	—	130
Dividends to shareholders ($0.615 per share)	—	—	(122)	—	—	(122)
Net change in fair value of financial instruments	—	—	—	75	—	75
Net foreign currency translation adjustments	—	—	—	(132)	—	(132)
Net postretirement benefit obligation	—	—	—	26	—	26
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(1)	(1)
Balance at March 31, 2024	198.6	$6,971	$(2,700)	$(4,404)	$105	$(28)
Net income (1)	—	—	524	—	12	536
Shares issued - NFP Transaction	19.0	5,882	—	—	—	5,882
Shares issued - employee stock compensation plans	0.4	(45)	—	—	—	(45)
Shares repurchased	(0.8)	—	(250)	—	—	(250)
Share-based compensation expense	—	117	—	—	—	117
Dividends to shareholders ($0.675 per share)	—	—	(148)	—	—	(148)
Net change in fair value of financial instruments	—	—	—	1	—	1
Net foreign currency translation adjustments	—	—	—	(88)	—	(88)
Net postretirement benefit obligation	—	—	—	13	—	13
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	—	—	—	86	86
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(35)	(35)
Adjustments to redeemable noncontrolling interests	—	(13)	—	—	—	(13)
Balance at June 30, 2024	217.2	$12,912	$(2,574)	$(4,478)	$168	$6,028
Net income (2)	—	—	343	—	11	354
Shares issued - employee stock compensation plans	0.2	20	—	—	—	20
Shares repurchased	(0.9)	—	(304)	—	—	(304)
Share-based compensation expense	—	114	—	—	—	114
Dividends to shareholders ($0.675 per share)	—	—	(147)	—	—	(147)
Net change in fair value of financial instruments	—	—	—	8	—	8
Net foreign currency translation adjustments	—	—	—	349	—	349
Net postretirement benefit obligation	—	—	—	—	—	—
Purchases of subsidiary shares from noncontrolling interests	—	1	—	—	—	1
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(5)	(5)
Balance at September 30, 2024	216.5	$13,047	$(2,682)	$(4,121)	$174	$6,418
(1)The Company’s Net income totaled $538 million for the quarter ended June 30, 2024, which included $2 million of Net income related to redeemable noncontrolling interests.
(2)The Company’s Net income totaled $355 million for the quarter ended September 30, 2024, which included $1 million of Net income related to redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2025	2024
Cash flows from operating activities
Net income	$2,046	$1,986
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(1)	(333)
Depreciation of fixed assets	140	136
Amortization and impairment of intangible assets	593	318
Share-based compensation expense	372	361
Deferred income taxes	(236)	(146)
Other, net	(116)	(126)
Change in assets and liabilities:
Receivables, net	(342)	(384)
Accounts payable and accrued liabilities	(543)	(36)
Accelerating Aon United Program liabilities	(29)	43
Current income taxes	(141)	(119)
Pension, other postretirement and postemployment liabilities	(17)	(25)
Other assets and liabilities	358	160
Cash provided by operating activities	2,084	1,835
Cash flows from investing activities
Proceeds from investments	114	186
Purchases of investments	(139)	(136)
Net purchases of short-term investments - non fiduciary	16	182
Acquisition of businesses, net of cash and funds held on behalf of clients	(276)	(3,011)
Sale of businesses, net of cash and funds held on behalf of clients	112	686
Capital expenditures	(189)	(163)
Cash used for investing activities	(362)	(2,256)
Cash flows from financing activities
Share repurchase	(750)	(800)
Proceeds from issuance of shares	60	61
Cash paid for employee taxes on withholding shares	(201)	(190)
Commercial paper issuances, net of repayments	376	(591)
Issuance of debt	—	7,926
Repayment of debt	(700)	(4,878)
Increase in fiduciary liabilities, net of fiduciary receivables	706	609
Cash dividends to shareholders	(468)	(416)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(164)	(156)
Cash provided by (used for) financing activities	(1,141)	1,565
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	606	177
Net increase in cash and cash equivalents and funds held on behalf of clients	1,187	1,321
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,333	7,722
Cash, cash equivalents and funds held on behalf of clients at end of period	$9,520	$9,043
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,095	$1,103
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	34	—
Funds held on behalf of clients	8,391	7,940
Total cash and cash equivalents and funds held on behalf of clients	$9,520	$9,043
Supplemental disclosures:
Interest paid	$689	$538
Income taxes paid, net of refunds	$881	$850
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2025.
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
2. Accounting Principles and Practices
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Accounting for and Disclosure of Software Costs
In September 2025, the FASB issued new accounting guidance under ASC 350-40, Intangibles — Goodwill and Other Internal-Use Software to modernize the criteria for capitalizing software development costs by removing references to development stages and framework updates to better reflect current software development practices. The new guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact the new guidance will have on the Consolidated Financial Statements and Notes.
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

Disaggregation of Income Statement Expenses
In November 2024, the FASB issued new accounting guidance under ASC 220, Income Statement — Reporting Comprehensive Income, which requires more detailed information about certain expenses in commonly presented expense captions including inventory, employee compensation, depreciation, and amortization. The new guidance also requires disclosure of total selling expenses and, on an annual basis, an entity’s definition of selling expenses. The new guidance is effective for the year ended December 31, 2027, with early adoption permitted. Entities may apply the new guidance on a prospective basis, with the option for retrospective application. The Company is currently evaluating the transition approach and the impact the guidance will have on the Notes to Consolidated Financial Statements.
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules would require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. Additionally, within the Notes to Consolidated Financial Statements, the Company would be required to disclose the financial statement effects of severe weather events and other natural conditions. The final rules were to be effective for the year ended December 31, 2025, with the exception of GHG emissions disclosures which were to be effective for the year ended December 31, 2026. The final rules have been subject to several legal challenges and on April 4, 2024, the SEC voluntarily stayed the final rules, which remains in effect. On March 27, 2025, the SEC voted to end its legal defense of the final rules in Court of Appeals for the Eighth Circuit. The Eighth Circuit has suspended the litigation until the SEC informs the court whether it intends to reconsider the rules under administrative procedures or whether the SEC will renew its defense of the rules. The Company is monitoring the judicial process for resolution of the legal challenges and impacts on the disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Commercial Risk Solutions	$1,988	$1,852	$6,168	$5,675
Reinsurance Solutions	537	503	2,414	2,305
Total Risk Capital (1)	2,525	2,355	8,582	7,980
Health Solutions	935	870	2,733	2,265
Wealth Solutions	540	499	1,578	1,332
Total Human Capital (1)	1,475	1,369	4,311	3,597
Eliminations	(3)	(3)	(12)	(26)
Total revenue	$3,997	$3,721	$12,881	$11,551
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.

Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,229	$858	$(3)	$2,084
Americas other than U.S.	260	121	—	381
U.K.	303	222	—	525
Ireland	21	21	—	42
Europe, Middle East, & Africa other than U.K. and Ireland	400	155	—	555
Asia Pacific	312	98	—	410
Total revenue	$2,525	$1,475	$(3)	$3,997

	Three Months Ended September 30, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,206	$880	$(3)	$2,083
Americas other than U.S.	195	68	—	263
U.K.	255	182	—	437
Ireland	20	18	—	38
Europe, Middle East, & Africa other than U.K. and Ireland	361	131	—	492
Asia Pacific	318	90	—	408
Total revenue	$2,355	$1,369	$(3)	$3,721

	Nine Months Ended September 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$3,774	$2,364	$(12)	$6,126
Americas other than U.S.	799	351	—	1,150
U.K.	1,144	612	—	1,756
Ireland	67	66	—	133
Europe, Middle East, & Africa other than U.K. and Ireland	1,815	636	—	2,451
Asia Pacific	983	282	—	1,265
Total revenue	$8,582	$4,311	$(12)	$12,881

	Nine Months Ended September 30, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$3,501	$1,957	$(26)	$5,432
Americas other than U.S.	682	266	—	948
U.K.	1,045	523	—	1,568
Ireland	56	50	—	106
Europe, Middle East, & Africa other than U.K. and Ireland	1,717	550	—	2,267
Asia Pacific	979	251	—	1,230
Total revenue	$7,980	$3,597	$(26)	$11,551

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$273	$264	$424	$370
Additions	440	400	1,267	1,166
Amortization	(392)	(367)	(1,384)	(1,235)
Impairment	—	—	—	—
Foreign currency translation and other	(1)	5	13	1
Balance at end of period	$320	$302	$320	$302
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$187	$196	$207	$195
Additions	4	19	31	51
Amortization	(1)	(13)	(54)	(40)
Impairment	—	—	—	—
Foreign currency translation and other	—	—	6	(4)
Balance at end of period	$190	$202	$190	$202
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
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three and nine months ended September 30, 2025, total Program costs incurred were $32 million and $236 million, respectively. Over the life of the Program, the Risk Capital segment is expected to incur approximately $230 million of charges, while the Human Capital segment is expected to incur approximately $60 million of charges, with the remaining charges relating to corporate expenses.

Total Program costs incurred for the three and nine months ended September 30, 2025 and 2024 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk Capital (1)	$(3)	$11	$48	$103
Human Capital (1)	(1)	4	9	27
Corporate	36	54	179	190
Total	$32	$69	$236	$320
(1)Risk Capital and Human Capital Program costs reflect changes in accruals made in the current period related to Workforce optimization.
The changes in the Company’s liabilities for the Program as of September 30, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2024	$17	$97	$—	$114
Charges	138	91	7	236
Cash payments	(124)	(110)	—	(234)
Foreign currency translation and other	—	5	—	5
Non-cash charges	(7)	(17)	(7)	(31)
Liability balance as of September 30, 2025	$24	$66	$—	$90
Total costs incurred from inception to date	$278	$391	$91	$760
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
At September 30, 2025 and December 31, 2024, Cash and cash equivalents and Short-term investments were $1.3 billion. Of the total balances, $136 million and $123 million were restricted as to their use at September 30, 2025 and December 31, 2024, respectively. Included within Short-term investments as of September 30, 2025 and December 31, 2024, were £71 million ($96 million at September 30, 2025 exchange rates) and £63 million ($79 million at December 31, 2024 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and other postretirement	$(21)	$(14)	$(65)	$(35)
Extinguishment of debt	—	(1)	—	(7)
Gain from sales of businesses	1	76	1	333
Equity earnings	4	2	5	5
Foreign currency remeasurement	11	(30)	(43)	(21)
Financial instruments and other (1)	(8)	2	135	71
Total	$(13)	$35	$33	$346
(1)During the nine months ended September 30, 2025, a gain of $108 million was recognized, which was all recognized in the first six months of 2025. During the three and nine months ended September 30, 2024, a $2 million and $84 million gain was recognized, respectively. These gains are related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$79	$87	$75	$79
Provision	4	2	10	13
Accounts written off, net of recoveries	(9)	(6)	(15)	(8)
Foreign currency translation and other	—	2	4	1
Balance at end of period	$74	$85	$74	$85
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2025	December 31, 2024
Assets held for sale (1)	$1,274	$1
Costs to fulfill contracts with customers (2)	320	424
Prepaid expenses	175	135
Taxes receivable	121	43
Other	320	156
Total	$2,210	$759
(1)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
(2)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2025	December 31, 2024
Costs to obtain contracts with customers (1)	$190	$207
Investments	163	90
Taxes receivable	101	90
Other (2) (3)	275	611
Total	$729	$998
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $9 million as of December 31, 2024 that was previously classified as “Leases” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
(3)As of December 31, 2024, includes $416 million of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.

Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2025	December 31, 2024
Deferred revenue (1)	$286	$280
Leases	177	191
Liabilities held for sale (2)	166	—
Taxes payable	127	260
Contingent consideration	70	93
Other	1,363	949
Total	$2,189	$1,773
(1)During the three and nine months ended September 30, 2025, revenue of $258 million and $724 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred. During the three and nine months ended September 30, 2024, revenue of $240 million and $618 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred.
(2)Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2025	December 31, 2024
Taxes payable	$979	$885
Contingent consideration	121	104
Compensation and benefits	57	61
Deferred revenue	29	30
Other	30	64
Total	$1,216	$1,144

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of the partnership interests and share capital of Griffiths & Armour, an insurance broker in the United Kingdom, for a purchase price of approximately $418 million, in the Risk Capital segment.
Total acquisitions completed by the Company for the three and nine months ended September 30, 2025 and 2024 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk Capital	1	3	8	8
Human Capital	4	5	6	8
Total	5	8	14	16

The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions (in millions):

Nine Months Ended September 30, 2025
Consideration transferred:
Cash (1)	$788
Deferred and contingent consideration	43
Aggregate consideration transferred	$831
Assets acquired:
Goodwill	476
Intangible assets	379
Other assets (2)	198
Total assets acquired	1,053
Liabilities assumed:
Total liabilities assumed	222
Net assets acquired	$831
(1)As of December 31, 2024, includes $416 million of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025.
(2)Includes Cash and cash equivalents of $39 million and $62 million in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Significant Prior Year Acquisition
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
Aon accounted for its business combinations under the acquisition method of accounting. The acquisition method requires the Company to measure identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of intangible assets acquired requires significant judgments, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgments could produce materially different results. These estimates are refined over a measurement period, not to exceed one year from the acquisition date.

Purchase accounting, including measurement period adjustments, were finalized in the second quarter of 2025. The fair values of consideration transferred, assets acquired, liabilities assumed, and redeemable and nonredeemable noncontrolling interests are shown below (in millions):

NFP Acquisition
Consideration transferred:
Cash	$3,247
Class A ordinary shares issued	5,882
Aggregate consideration transferred	$9,129
Assets acquired:
Goodwill	6,838
Intangible assets	6,775
Other assets (1)	1,362
Total assets acquired	14,975
Liabilities assumed:
Long-term debt	3,422
Deferred tax liabilities (2)	1,013
Other liabilities (3)	1,218
Total liabilities assumed	5,653
Less: Fair value of redeemable noncontrolling interests (4)	(108)
Less: Fair value of nonredeemable noncontrolling interests	(85)
Net assets acquired	$9,129
(1)Includes Cash and cash equivalents of $294 million and $277 million in funds held on behalf of clients.
(2)As of September 30, 2025, the NFP deferred tax liability related to the U.S. has been netted with the Aon deferred tax asset related to the U.S. and presented as a net deferred tax asset on the Consolidated Statements of Financial Position.
(3)Includes Accounts payable and accrued liabilities of $283 million and $125 million of Non-current operating lease liabilities.
(4)The fair value of the noncontrolling interests acquired was estimated using a DCF model under the income approach and used estimated financial projections developed by management applying market participant assumptions.
Since the acquisition date through the end of the measurement period in the second quarter of 2025, the Company made measurement period adjustments resulting in a $125 million increase to Intangible assets, a $110 million decrease to Deferred tax liabilities, a $61 million decrease to Other non-current assets, and a $28 million decrease to Other current assets. These adjustments, along with other insignificant adjustments, cumulated in a total decrease of $115 million to Goodwill.
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

Completed Dispositions
Total dispositions completed by the Company for the three and nine months ended September 30, 2025 and 2024 were as follows. Dispositions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk Capital	1	1	1	3
Human Capital	1	1	2	2
Total	2	2	3	5
The pretax gains recognized related to dispositions for the three and nine months ended September 30, 2025 were $1 million in both periods. There were $76 million and $333 million of pretax gains recognized related to dispositions for the three and nine months ended September 30, 2024, respectively. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
Assets and Liabilities Held for Sale and Subsequent Event
On September 3, 2025, Aon signed a definitive agreement to sell a significant portion of NFP’s wealth businesses including Wealthspire Advisors, Fiducient Advisors, Newport Private Wealth and related platforms to Madison Dearborn Partners, LLC. Assets and liabilities associated with this disposal group are associated with the Human Capital segment and were classified as held for sale as of September 30, 2025. No impairment loss has been recognized in the third quarter of 2025 as the fair value of the disposal group exceeds the carrying amount. Total assets and liabilities for disposal groups classified as held for sale within Other current assets and Other current liabilities in the Condensed Consolidated Statements of Financial Position were $1.3 billion and $166 million, respectively. Of the $1.3 billion total assets classified as held for sale, $754 million relates to intangible assets and $389 million relates to goodwill.
The disposition of the significant majority of NFP’s wealth was completed on October 30, 2025 and total proceeds received on closing was $2.3 billion. Upon the completion of the sale in the fourth quarter, the gain will be recognized within Other income (expense) on the Consolidated Statement of Income.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the nine months ended September 30, 2025, the Company earned $108 million of deferred consideration from the Buyer and the other designated purchasers, which was all earned in the first six months of 2025, compared to $2 million and $84 million, respectively, earned during the three and nine months ended September 30, 2024. These gains are recorded in Other income (expense) in the Condensed Consolidated Statements of Income. In total, the Company has earned $192 million in deferred consideration related to this transaction as of September 30, 2025.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2025 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2024	$8,785	$6,449	$15,234
Goodwill related to current year acquisitions	450	26	476
Goodwill related to current year disposals	(7)	—	(7)
Goodwill related to assets held for sale	—	(389)	(389)
Measurement period adjustments related to prior year acquisitions	(11)	(16)	(27)
Foreign currency translation and other	280	137	417
Balance as of September 30, 2025	$9,497	$6,207	$15,704

Other intangible assets by asset class are as follows (in millions):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,660	$2,488	$5,172	$7,994	$2,050	$5,944
Tradenames	715	103	612	812	66	746
Technology and other	367	324	43	366	313	53
Total	$8,742	$2,915	$5,827	$9,172	$2,429	$6,743
(1)As of September 30, 2025, the Company classified $754 million of Intangible assets, net, as assets held for sale within Other current assets. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information.
The estimated future amortization for finite-lived intangible assets as of September 30, 2025 is as follows (in millions):

Remainder of 2025	$178
2026	661
2027	611
2028	560
2029	515
2030	470
Thereafter	2,832
Total	$5,827
9. Debt
Notes
In May 2025, Aon Global Limited’s €500 million ($585 million at September 30, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In December 2024, Aon Global Limited’s $750 million 3.875% Senior Notes due December 2025 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In June 2024, Aon Global Limited’s $600 million 3.500% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, (the “NFP Transaction”), to repay certain debt of NFP, and to pay related fees and expenses. The term loan was set to mature on April 24, 2027 and was prepayable at any time. In the third quarter of 2025, Aon North America, Inc. repaid $400 million of the outstanding balance under the term loan facility. As of September 30, 2025, Aon had repaid $1.6 billion of the outstanding balance and the remaining outstanding balance was $400 million. On October 31, 2025, Aon North America, Inc. repaid the remaining $400 million outstanding balance.
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
Revolving Credit Facilities
As of September 30, 2025, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of September 30, 2025 or December 31, 2024. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2025 and December 31, 2024.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($731 million at September 30, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at September 30, 2025. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	September 30, 2025	December 31, 2024
Commercial paper outstanding	$399	$—
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average commercial paper outstanding	$347	$56	$467	$157
Weighted average interest rate of commercial paper outstanding	4.02%	5.51%	4.23%	5.62%
10. Income Taxes
The effective tax rate on Net income was 21.3% and 19.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate on Net income was 20.9% and 22.8% for the three and nine months ended September 30, 2024, respectively.
For the three and nine months ended September 30, 2025, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the sale of certain assets and liabilities and share-based payments partially offset by the unfavorable impact of other discrete items.

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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	0.7	0.9	2.0	2.5
Average price per share	$362.00	$339.31	$371.71	$316.57
Repurchase costs recorded to accumulated deficit	$250	$304	$750	$804
At September 30, 2025, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $1.6 billion. Under the Repurchase Program, the Company has repurchased a total of 174.2 million shares for an aggregate cost of approximately $25.9 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average ordinary shares outstanding	215.7	217.4	216.1	209.7
Dilutive effect of potentially issuable shares	1.0	1.0	1.2	0.9
Diluted weighted average ordinary shares outstanding	216.7	218.4	217.3	210.6
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were an insignificant number of shares excluded from the calculation for the three and nine months ended September 30, 2025. There were no shares and 0.1 million shares excluded from the calculation for the three and nine months ended September 30, 2024.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	10	752	(8)	754
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(8)	—	110	102
Tax expense	2	—	(28)	(26)
Amounts reclassified from accumulated other comprehensive income (loss), net	(6)	—	82	76
Net current period other comprehensive income (loss)	4	752	74	830
Balance at September 30, 2025	$78	$(1,299)	$(2,694)	$(3,915)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2024	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications, net	85	129	(40)	174
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(1)	—	106	105
Tax expense	—	—	(27)	(27)
Amounts reclassified from accumulated other comprehensive income, net	(1)	—	79	78
Net current period other comprehensive income (loss)	84	129	39	252
Balance at September 30, 2024	$86	$(1,455)	$(2,752)	$(4,121)
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

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	38	37	26	23	10	10
Expected return on plan assets, net of administration expenses	(46)	(48)	(30)	(33)	(13)	(14)
Amortization of prior-service cost	1	1	—	—	—	—
Amortization of net actuarial loss	23	21	8	7	4	4
Net periodic cost (benefit)	$16	$11	$4	$(3)	$1	$—

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	114	108	77	69	29	29
Expected return on plan assets, net of administration expenses	(134)	(142)	(90)	(101)	(39)	(41)
Amortization of prior-service cost	2	2	—	—	—	—
Amortization of net actuarial loss	67	62	26	22	11	10
Net periodic (benefit) cost	$49	$30	$13	$(10)	$1	$(2)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contributions to U.K. pension plans	$1	$1	$3	$3
Contributions to U.S. pension plans	23	13	67	31
Contributions to other major pension plans	2	2	10	9
Total contributions	$26	$16	$80	$43
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Foreign exchange contracts
Accounted for as hedges	$419	$597	$17	$25	$2	$—
Not accounted for as hedges (3)	500	394	1	—	1	1
Total	$919	$991	$18	$25	$3	$1
(1)Included within Other current assets ($18 million at September 30, 2025 and $15 million at December 31, 2024) or Other non-current assets ($10 million at December 31, 2024).
(2)Included within Other current liabilities ($2 million at September 30, 2025 and $1 million at December 31, 2024) or Other non-current liabilities ($1 million at September 30, 2025).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (loss) recognized in Accumulated other comprehensive loss	$(9)	$13	$13	$114
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$2	$2	$7	$—
Interest expense	$—	$1	$1	$1
Total	$2	$3	$8	$1
The Company estimates that approximately $6 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and nine months ended September 30, 2025, the Company recorded a loss of $5 million and a gain of $32 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2024, the Company recorded a gain of $9 million and no net gain, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
Assets
Money market funds (1)	$4,198	$—	$—	$4,198
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$41	$—	$41
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$26	$—	$26

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Money market funds (1)	$3,419	$—	$—	$3,419
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$40	$—	$40
Liabilities		0
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2025 or 2024. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2025 or 2024 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$1,335	$1,335	$749	$744
Long-term debt	$15,055	$14,602	$16,265	$15,308
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
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo was one of the third parties that identified capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties, including in connection with property and casualty insurance, cyber insurance, and collateral protection insurance. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company by clients and counterparties allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates (collectively, “Clear Blue”) filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. Clear Blue and Aon jointly filed a stipulation of dismissal with prejudice on September 26, 2025. On August 8, 2025, the liquidating trust formed to pursue claims on behalf of the Vesttoo bankruptcy estate filed a complaint in the U.S. Bankruptcy Court for the District of Delaware against the Company and certain of its subsidiaries, among other parties. The trust’s complaint alleges, among other theories of liability, that Aon is liable for having induced parties into taking on collateral protection insurance risks, notwithstanding the fact that fraudulent letters of credit had been arranged by Vesttoo employees and co-conspirators. Aon believes that it has meritorious defenses and intends to vigorously defend itself against such claims. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. In the third quarter of 2025, certain legal settlement expenses and recoveries were recognized resulting in a $23 million reduction of this amount. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $125 million at September 30, 2025, and $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $143 million at September 30, 2025 compared to $162 million at December 31, 2024.
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
Risk Capital supports clients through its Commercial Risk and Reinsurance solution lines. Commercial Risk includes insurance and specialty brokerage, global risk consulting, captives management, and Affinity programs. Reinsurance includes treaty reinsurance, facultative reinsurance, the Strategy and Technology Group, and capital markets.
Human Capital supports clients through its Health and Wealth solution lines. Health includes consulting and brokerage, consumer benefits solutions, and talent advisory services. Wealth includes retirement consulting, pension administration, and investments consulting. Refer to Note 3 “Revenue from Contracts with Customers” for information on revenue by principal service line.
The Company does not present assets by reportable segment and this information is not used by the CODM to assess the performance of, or allocate resources to, the Company’s reportable segments. As such, segment assets are not provided to the CODM.

The following tables include information about Aon’s reportable segments, including total segment revenue, consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue (1)	$2,525	$2,355	$1,475	$1,369	$(3)	$(3)	$3,997	$3,721
Expenses
Compensation and benefits	1,455	1,368	776	740	28	42	2,259	2,150
Information technology	94	93	44	47	2	1	140	141
Premises	56	57	28	31	1	—	85	88
Other expenses (2)	335	276	295	349	67	94	697	719
Total operating expenses	1,940	1,794	1,143	1,167	98	137	3,181	3,098
Operating income	$585	$561	$332	$202	$(101)	$(140)	$816	$623
Operating margin	23.2%	23.8%	22.5%	14.8%			20.4%	16.7%

Non-operating expenses
Interest income							—	4
Interest expense							(206)	(213)
Other income (expense)							(13)	35
Income before income taxes							$597	$449

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue (1)	$8,582	$7,980	$4,311	$3,597	$(12)	$(26)	$12,881	$11,551
Expenses
Compensation and benefits	4,457	4,112	2,346	1,977	65	74	6,868	6,163
Information technology	272	275	134	121	6	1	412	397
Premises	162	161	87	80	3	—	252	241
Other expenses (2)	1,045	902	892	740	276	364	2,213	2,006
Total operating expenses	5,936	5,450	3,459	2,918	350	439	9,745	8,807
Operating income	$2,646	$2,530	$852	$679	$(362)	$(465)	$3,136	$2,744
Operating margin	30.8%	31.7%	19.8%	18.9%			24.3%	23.8%

Non-operating expenses
Interest income							5	63
Interest expense							(624)	(582)
Other income (expense)							33	346
Income before income taxes							$2,550	$2,571
(1)Includes fiduciary investment income of $72 million and $201 million, respectively, in Risk Capital and $3 million and $7 million, respectively, in Human Capital for the three and nine months ended September 30, 2025. Includes fiduciary investment income of $83 million and $234 million, respectively, in Risk Capital and $2 million and $5 million, respectively, in Human Capital for the three and nine months ended September 30, 2024.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Revenue
Reportable segment revenue includes inter-segment revenue of less than $1 million and $5 million, respectively, for Risk Capital and $3 million and $7 million, respectively, for Human Capital for the three and nine months ended September 30, 2025, compared to less than $1 million and $16 million, respectively, for Risk Capital and $3 million and $10 million, respectively, for Human Capital for the three and nine months ended September 30, 2024. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment. These expenses are considered Corporate/Eliminations.
Non-Operating Income (Expenses)
The Company’s non-operating income (expenses) primarily consist of Interest income, Interest expense, and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned, net of expense, on operating cash balances, including our multi-currency cash pool, and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. Interest expense represents the cost of debt obligations and net interest expense on operating cash balances and other income-producing investments. Other income (expense) consists of equity earnings, realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD QUARTER 2025 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2025 financial results.
•Revenue increased $276 million, or 7%, to $4.0 billion compared to the prior year period. The increase reflects 7% organic revenue growth and a 1% favorable impact from foreign currency translation, partially offset by a 1% unfavorable impact from acquisitions, divestitures and other items. Risk Capital revenue increased $170 million, or 7%, to $2.5 billion and Human Capital revenue increased $106 million, or 8%, to $1.5 billion compared to the prior year period. For the first nine months of 2025, Revenue increased $1.3 billion, or 12%, to $12.9 billion compared to the prior year period. The increase reflects the contribution from NFP and 6% organic revenue growth. Risk Capital revenue increased $602 million, or 8%, to $8.6 billion and Human Capital revenue increased $714 million, or 20%, to $4.3 billion compared to the prior year period.
•Operating expenses increased $83 million, or 3%, to $3.2 billion compared to the prior year period due primarily to an increase in expense associated with 7% organic revenue growth and an unfavorable impact from foreign currency translation, partially offset by lower Accelerating Aon United program expenses, $35 million of net restructuring savings and a reduction in integration costs related to NFP. Risk Capital operating expenses increased $146 million, or 8%, to $1.9 billion and Human Capital operating expenses decreased $24 million, or 2%, to $1.1 billion compared to the prior year period. For the first nine months of 2025, Operating expenses increased $938 million, or 11%, to $9.7 billion compared to the prior year period due primarily to the inclusion of NFP’s ongoing expenses, an increase in intangible asset amortization associated with the NFP acquisition and other acquisitions completed in the year, an increase in expense associated with 6% organic revenue growth and investments in long-term growth, partially offset by $110 million of net restructuring savings and transaction costs incurred in the prior year period. Risk Capital operating expenses increased $486 million, or 9%, to $5.9 billion and Human Capital operating expenses increased $541 million, or 19%, to $3.5 billion compared to the prior year period.
•Operating margin increased to 20.4% from 16.7% in the prior year period, driven by organic revenue growth of 7% and $35 million of net restructuring savings, partially offset by an increase in operating expenses as previously described. Risk Capital operating margin decreased to 23.2% from 23.8% and Human Capital operating margin increased to 22.5% from 14.8% compared to the prior year period. For the first nine months of 2025, Operating margin increased to 24.3% from 23.8% in the prior year period, driven primarily by organic revenue growth of 6% and $110 million of net restructuring savings, partially offset by the inclusion of ongoing operating expenses from NFP and an increase in operating expenses related to organic growth as previously described. Risk Capital operating margin decreased to 30.8% from 31.7% and Human Capital operating margin increased to 19.8% from 18.9% compared to the prior year period.
•Due to the factors set forth above, Net income increased $115 million, or 32%, to $470 million compared to the prior year period. For the first nine months of 2025, Net income increased $60 million, or 3%, to $2.0 billion compared to the prior year period.
•Diluted earnings per share was $2.11 compared to $1.57 per share for the prior year period. For the first nine months of 2025, Diluted earnings per share was $9.21 compared to $9.20 per share for the prior year period.
•Cash flows provided by operating activities was $2.1 billion for the first nine months of 2025, an increase of $249 million, or 14%, from $1.8 billion in the prior year period, primarily due to strong adjusted operating income growth and lower NFP-related transaction costs, partially offset by higher payments related to incentive compensation, interest and restructuring.

We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2025:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 7% for the third quarter of 2025 and 6% for the first nine months of 2025, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 26.3% for the third quarter of 2025 compared to 24.6% in the prior year period. The increase in adjusted operating margin primarily reflects 7% organic revenue growth and $35 million of net restructuring savings, partially offset by increased operating expenses. Risk Capital adjusted operating margin decreased to 26.2% compared to 27.5% in the prior year period. Human Capital adjusted operating margin increased to 30.5% compared to 25.2% in the prior year period. For the first nine months of 2025, adjusted operating margin was 31.3% compared to 30.8% for the prior year period. The increase primarily reflects 6% organic revenue growth and $110 million of net restructuring savings. Risk Capital adjusted operating margin decreased to 34.4% compared to 34.8% in the prior year period. Human Capital adjusted operating margin increased to 28.8% compared to 26.6% in the prior year period.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.05 per share for the third quarter of 2025, compared to $2.72 per share for the prior year period. For the first nine months of 2025, adjusted diluted earnings per share was $12.22 per share, compared to $11.16 per share for the prior year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $1.9 billion in the first nine months of 2025, an increase of $223 million, or 13%, from $1.7 billion in the prior year period, reflecting a $249 million increase in Cash flows from operations, primarily driven by strong adjusted operating income growth and lower NFP-related transaction costs, partially offset by higher payments related to incentive compensation, interest, and restructuring, and a $26 million increase in capital expenditures.
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

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Total revenue	$3,997	$3,721	$12,881	$11,551
Expenses
Compensation and benefits	2,259	2,150	6,868	6,163
Information technology	140	141	412	397
Premises	85	88	252	241
Depreciation of fixed assets	47	47	140	136
Amortization and impairment of intangible assets	193	174	593	318
Other general expense	425	429	1,244	1,232
Accelerating Aon United Program expenses	32	69	236	320
Total operating expenses	3,181	3,098	9,745	8,807
Operating income	816	623	3,136	2,744
Interest income	—	4	5	63
Interest expense	(206)	(213)	(624)	(582)
Other income (expense)	(13)	35	33	346
Income before income taxes	597	449	2,550	2,571
Income tax expense	127	94	504	585
Net income	470	355	2,046	1,986
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	12	12	44	48
Net income attributable to Aon shareholders	$458	$343	$2,002	$1,938
Diluted net income per share attributable to Aon shareholders	$2.11	$1.57	$9.21	$9.20
Weighted average ordinary shares outstanding - diluted	216.7	218.4	217.3	210.6
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$2,525	$2,355	$1,475	$1,369	$(3)	$(3)	$3,997	$3,721
Expenses
Compensation and benefits	1,455	1,368	776	740	28	42	2,259	2,150
Information technology	94	93	44	47	2	1	140	141
Premises	56	57	28	31	1	—	85	88
Other expenses (2)	335	276	295	349	67	94	697	719
Total operating expenses	1,940	1,794	1,143	1,167	98	137	3,181	3,098
Operating income	$585	$561	$332	$202	$(101)	$(140)	$816	$623
Operating margin	23.2%	23.8%	22.5%	14.8%			20.4%	16.7%

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$8,582	$7,980	$4,311	$3,597	$(12)	$(26)	$12,881	$11,551
Expenses
Compensation and benefits	4,457	4,112	2,346	1,977	65	74	6,868	6,163
Information technology	272	275	134	121	6	1	412	397
Premises	162	161	87	80	3	—	252	241
Other expenses (2)	1,045	902	892	740	276	364	2,213	2,006
Total operating expenses	5,936	5,450	3,459	2,918	350	439	9,745	8,807
Operating income	$2,646	$2,530	$852	$679	$(362)	$(465)	$3,136	$2,744
Operating margin	30.8%	31.7%	19.8%	18.9%			24.3%	23.8%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Total revenue increased $276 million, or 7%, to $4.0 billion in the third quarter of 2025, compared to the prior year period. The increase reflects 7% organic revenue growth and a 1% favorable impact from foreign currency translation, partially offset by a 1% unfavorable impact from acquisitions, divestitures and other items. Risk Capital revenue increased $170 million, or 7%, to $2.5 billion and Human Capital revenue increased $106 million, or 8%, to $1.5 billion in the third quarter of 2025 compared to the prior year period. For the first nine months of 2025, Total revenue increased $1.3 billion, or 12%, to $12.9 billion compared to the prior year period. The increase reflects the contribution from NFP and 6% organic revenue growth. Risk Capital revenue increased $602 million, or 8%, to $8.6 billion and Human Capital revenue increased $714 million, or 20%, to $4.3 billion for the first nine months of 2025 compared to the prior year period.
Risk Capital
Commercial Risk Solutions revenue increased $136 million, or 7%, to $2.0 billion in the third quarter of 2025, compared to $1.9 billion in the third quarter of 2024. Organic revenue growth was 7% in the third quarter of 2025, reflecting strong growth in North America and EMEA driven by net new business and ongoing strong retention. Performance was highlighted by strong growth in core P&C, including double-digit growth in the U.S. and strength in the middle market, as well as double-digit growth in both M&A services and construction. Market impact was modestly positive. For the first nine months of 2025, revenue increased $493 million, or 9%, to $6.2 billion, compared to $5.7 billion in the first nine months of 2024. Organic revenue growth was 6% in the first nine months of 2025, reflecting growth across all major geographies driven by net new business and ongoing strong retention. Performance was highlighted by strong growth globally in core P&C. Results also reflect a modest tailwind from M&A services in the first nine months of 2025 relative to the prior year period. Market impact was modestly positive.
Reinsurance Solutions revenue increased $34 million, or 7%, to $537 million in the third quarter of 2025, compared to $503 million in the third quarter of 2024. Organic revenue growth was 8% in the third quarter of 2025, reflecting growth in treaty placements, driven by net new business and strong retention, partially offset by a modest unfavorable net market impact, and double-digit increases in both facultative placements and our Strategy and Technology Group. Insurance-linked securities had significant growth, though its overall contribution to growth was modest. For the first nine months of 2025, revenue increased $109 million, or 5%, to $2.4 billion, compared to $2.3 billion in the first nine months of 2024. Organic revenue growth was 5% in the first nine months of 2025, reflecting growth in treaty, driven by net new business and ongoing strong retention, and a double-digit increase in facultative placements. Insurance-linked securities had significant growth, though its overall contribution to growth is modest. Market impact was modestly unfavorable.
Human Capital
Health Solutions revenue increased $65 million, or 7%, to $935 million in the third quarter of 2025, compared to $870 million in the third quarter of 2024. Organic revenue growth was 6% in the third quarter of 2025, reflecting strength in talent analytics and core health and benefits, driven by net new business, ongoing strong retention and positive market impact. For the first nine months of 2025, revenue increased $468 million, or 21%, to $2.7 billion, compared to $2.3 billion in the first nine months of 2024. Organic revenue growth was 6% in the first nine months of 2025, reflecting strength globally in core health and benefits, driven by net new business, ongoing strong retention, and a modestly positive market impact. Strength in the core was partially offset by lower revenue in Consumer Benefits Solutions in the first nine months of 2025. Talent revenue was higher in the first nine months of 2025 driven by strength in analytics as well as in advisory.
Wealth Solutions revenue increased $41 million, or 8%, to $540 million in the third quarter of 2025, compared to $499 million in the third quarter of 2024. Organic revenue growth was 5% in the third quarter of 2025, reflecting growth in Retirement driven by advisory work related to the ongoing impact of regulatory change and strong growth in Investments driven by strength in NFP as a result of net asset inflows and market performance. For the first nine months of 2025, revenue increased $246 million, or 18%, to $1.6 billion, compared to $1.3 billion in the first nine months of 2024. Organic revenue growth was 5% in the first nine months of 2025, reflecting strength in Retirement and Investments. Growth in Retirement was driven by continued demand for advisory work related to the ongoing impact of regulatory changes. Growth in Investments, including double-digit revenue growth in NFP, was driven by net asset inflows and market performance.
Compensation and Benefits
Compensation and benefits expense increased $109 million, or 5%, in the third quarter of 2025 compared to the prior year period due primarily to the expense associated with 7% organic revenue growth and the unfavorable impact of foreign currency translation, partially offset by savings from Accelerating Aon United restructuring actions. For the first nine months of 2025, compensation and benefits increased $705 million, or 11%, compared to the first nine months of 2024. The increase was primarily driven by the inclusion of operating expenses from NFP and expense associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, decreased $1 million, or 1%, in the third quarter of 2025 compared to the prior year period. For the first nine months of 2025, information technology expenses increased $15 million, or 4%, compared to the first nine months of 2024. The increase was due primarily to the inclusion of ongoing operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $3 million, or 3%, in the third quarter of 2025 compared to the prior year period due primarily to ongoing efforts to optimize our real estate footprint and savings from Accelerating Aon United restructuring actions. For the first nine months of 2025, premises increased $11 million, or 5%, compared to the first nine months of 2024. The increase was due primarily to the inclusion of ongoing operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets was flat in the third quarter of 2025 compared to the prior year period. For the first nine months of 2025, depreciation of fixed assets increased $4 million, or 3%, compared to the first nine months of 2024.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangible assets increased $19 million to $193 million in the third quarter of 2025 compared to the prior year period due primarily to an increase in intangible assets related to acquisitions completed during the year. For the first nine months of 2025, amortization and impairment of intangible assets increased $275 million to $593 million, compared to the first nine months of 2024. The increase was due primarily to an increase in intangible assets related to the acquisition of NFP as well as other acquisitions completed during the year.
Other General Expense
Other general expenses decreased $4 million, or 1%, in the third quarter of 2025 due primarily to lower transaction and integration-related costs and the favorable impact of legal settlements and recoveries, partially offset by an increase in expense associated with 7% organic revenue growth. For the first nine months of 2025, other general expenses increased $12 million, or 1%, compared to the first nine months of 2024. The increase was due primarily to the inclusion of operating expenses from NFP and integration costs, partially offset by transaction costs incurred in the prior year period.

Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses decreased $37 million in the third quarter of 2025 and decreased $84 million in the first nine months of 2025, each compared to the prior year period due to lower costs related to workforce optimization.
Total Operating Expenses and Operating Income
Total operating expenses increased $83 million, or 3%, to $3.2 billion in the third quarter of 2025 due primarily to an increase in expense associated with 7% organic revenue growth and an unfavorable impact from foreign currency translation, partially offset by lower Accelerating Aon United program expenses and $35 million of net restructuring savings and a reduction in integration costs related to NFP. Due to the factors set forth above, Total operating income increased $193 million to $816 million in the third quarter of 2025. For the first nine months of 2025, Total operating expenses increased $938 million, or 11%, to $9.7 billion due primarily to an increase in expense associated with 6% organic revenue growth, investments in long-term growth, and intangible asset amortization associated with the NFP acquisition, partially offset by $110 million of net restructuring savings. Due to the factors set forth above, Total operating income increased $392 million to $3.1 billion for the first nine months of 2025.
Risk Capital Total operating expenses increased $146 million, or 8%, to $1.9 billion in the third quarter of 2025. The increase was primarily due to an increase in Compensation and benefits. The increase in Compensation and benefits is due to an increase in expense associated with 7% and 8% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. Due to the factors set forth above, Risk Capital Operating income increased $24 million, or 4%, to $585 million in the third quarter of 2025. For the first nine months of 2025, Risk Capital Total operating expenses increased $486 million, or 9%, to $5.9 billion. The increase was primarily due to an increase in Compensation and benefits and in Other expenses. The increase in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% and 5% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in Other expenses is primarily due to increased Amortization and impairment from the NFP Transaction. Due to the factors set forth above, Risk Capital Operating income increased $116 million, or 5%, to $2.6 billion for the first nine months of 2025.
Human Capital Total operating expenses decreased $24 million, or 2%, to $1.1 billion in the third quarter of 2025. The decrease was primarily due to a decrease in Other expenses. The decrease in Other expenses is primarily due to lower transaction and integration-related costs. Due to the factors set forth above, Human Capital Operating income increased $130 million, or 64%, to $332 million in the third quarter of 2025. For the first nine months of 2025, Human Capital Total operating expenses increased $541 million, or 19%, to $3.5 billion. The increase was primarily due to an increase in both Compensation and benefits and Other expenses. The increase in in Compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expense associated with 6% and 5% organic revenue growth in Health Solutions and Wealth Solutions, respectively, partially offset by restructuring savings. The increase in Other expenses is primarily due to increased Amortization and impairment of intangible assets acquired from the NFP Transaction. Due to the factors set forth above, Human Capital Operating income increased $173 million, or 25%, to $852 million for the first nine months of 2025.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances, including our multi-currency cash pool, and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. During the third quarter of 2025, there was no Interest income, reflecting $3 million of net interest expense that was presented as Interest expense. There was $4 million of Interest income in the third quarter of 2024. For the first nine months of 2025, Interest income was $5 million compared to $63 million the prior year period.
Interest Expense
Interest expense, which represents the cost of our debt obligations and net interest expense on operating cash balances and other income-producing investments, decreased $7 million to $206 million during the third quarter of 2025 compared to the prior year period, reflecting lower total debt, and $3 million of net interest expense on operating cash balances and other income-producing investments. For the first nine months of 2025, Interest expense increased $42 million to $624 million compared to the prior year period. The increase was driven primarily by an increase in average total debt, primarily to fund the purchase of NFP.

Other Income (Expense)
Other expense was $13 million for the third quarter of 2025 compared to Other income of $35 million for the third quarter of 2024. The decrease was due to gains related to the sale of businesses in the prior year period and and an increase in non-cash pension expense, partially offset by the favorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies . For the first nine months of 2025, Other income was $33 million compared to Other income of $346 million for the first nine months of 2024. The decrease was primarily related to gains related to the sale of a businesses in the prior year period.
Income before Income Taxes
Income before income taxes for the third quarter of 2025 was $597 million, a 33% increase from $449 million in the prior year period. For the first nine months of 2025, Income before income taxes was $2.6 billion, a 1% decrease compared to the first nine months of 2024.
Income Taxes
The effective tax rate on Net income was 21.3% and 19.8% for the three and nine months ended September 30, 2025, respectively. The effective tax rate on Net income was 20.9% and 22.8% for the three and nine months ended September 30, 2024, respectively.
For the three and nine months ended September 30, 2025, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items. The year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the sale of certain assets and liabilities and share-based payments partially offset by the unfavorable impact of other discrete items.
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
The Company continues to analyze the impacts of the One Big Beautiful Bill Act but does not anticipate a material impact on its global effective tax rate, results of operations, cash flows or financial condition in 2025 and future periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2025 increased to $458 million, or $2.11 per diluted share, from $343 million, or $1.57 per diluted share, in the prior year period. Net income attributable to Aon shareholders for the first nine months of 2025 increased to $2.0 billion, or $9.21 per diluted share, from $1.9 billion, or $9.20 per diluted share, in the prior year period.
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
Organic Revenue Growth
We use supplemental information related to Organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups, which are adjusted from Organic revenue growth upon classification as held for sale, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, Total revenue in our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Three Months Ended September 30,
	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$1,988	$1,852	7%	1%	—%	(1)%	7%
Reinsurance Solutions	537	503	7	1	(1)	(1)	8
Human Capital Revenue:
Health Solutions	935	870	7	1	—	—	6
Wealth Solutions	540	499	8	2	—	1	5
Eliminations	(3)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$3,997	$3,721	7%	1%	—%	(1)%	7%

	Nine Months Ended September 30,
	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$6,168	$5,675	9%	—%	—%	3%	6%
Reinsurance Solutions	2,414	2,305	5	—	(1)	1	5
Human Capital Revenue:
Health Solutions	2,733	2,265	21	—	—	15	6
Wealth Solutions	1,578	1,332	18	1	—	12	5
Eliminations	(12)	(26)	N/A	N/A	N/A	N/A	N/A
Total revenue	$12,881	$11,551	12%	—%	—%	6%	6%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2025 and 2024 was $75 million and $85 million, respectively. Fiduciary investment income for the nine months ended September 30, 2025 and 2024 was $208 million and $239 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that Organic revenue growth includes Organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures and held for sale disposal groups (including a significant majority of NFP’s Wealth business, which is adjusted from Organic revenue growth upon classification as held for sale in September), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$2,525	$2,355	$1,475	$1,369	$(3)	$(3)	$3,997	$3,721

Operating income	$585	$561	$332	$202	$(101)	$(140)	$816	$623
Amortization and impairment of intangible assets	89	70	104	104	—	—	193	174
Change in the fair value of contingent consideration	10	3	13	11	—	—	23	14
Accelerating Aon United Program expenses (2)	(3)	11	(1)	3	36	55	32	69
Legal settlements (3)	(23)	—	—	—	—	—	(23)	—
Transaction and integration costs (4)(5)	3	3	2	25	5	7	10	35
Adjusted operating income	$661	$648	$450	$345	$(60)	$(78)	$1,051	$915
Operating margin	23.2%	23.8%	22.5%	14.8%			20.4%	16.7%
Adjusted operating margin	26.2%	27.5%	30.5%	25.2%			26.3%	24.6%

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$8,582	$7,980	$4,311	$3,597	$(12)	$(26)	$12,881	$11,551

Operating income	$2,646	$2,530	$852	$679	$(362)	$(465)	$3,136	$2,744
Amortization and impairment of intangible assets	259	135	334	183	—	—	593	318
Change in the fair value of contingent consideration	7	6	23	26	—	—	30	32
Accelerating Aon United Program expenses (2)	48	103	9	26	179	191	236	320
Legal settlements (3)	(23)	—	—	—	—	—	(23)	—
Transaction and integration costs (4)(5)	17	6	23	43	26	96	66	145
Adjusted operating income	$2,954	$2,780	$1,241	$957	$(157)	$(178)	$4,038	$3,559
Operating margin	30.8%	31.7%	19.8%	18.9%			24.3%	23.8%
Adjusted operating margin	34.4%	34.8%	28.8%	26.6%			31.3%	30.8%
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
(3)In the fourth quarter of 2023, Aon recognized a $197 million charge in connection with transactions for which capital was arranged by a third party, Vesttoo Ltd., and in the third quarter of 2025, certain legal settlement expenses and recoveries were recognized resulting in a $23 million reduction of expense within the Risk Capital segment.
(4)Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the NFP Transaction. No transaction costs were recognized for the three and nine months ended September 30, 2025. Less than $1 million of transaction costs were recognized for the three months ended September 30, 2024. For the nine months ended September 30, 2024, $90 million of transaction costs were recognized in Total operating expenses and $6 million were recognized in Other income (expense) related to the extinguishment of acquired NFP debt.
(5)The NFP Transaction has and will continue to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $10 million and $35 million of integration costs in the three months ended September 30, 2025 and 2024, respectively, and $66 million and $55 million of integration costs in the nine months ended September 30, 2025 and 2024, respectively.
Risk Capital Adjusted operating income increased $13 million, or 2%, to $661 million in the third quarter of 2025. The increase was primarily due to organic revenue growth of 7% in Commercial Risk Solutions and 8% in Reinsurance Solutions, partially offset by increased expenses and investments in long-term growth. Human Capital Adjusted operating income increased $105 million, or 30%, to $450 million in the third quarter of 2025. The increase was primarily due to organic revenue growth of 6% in Health Solutions and 5% in Wealth Solutions and decreased expenses, partially offset by investments in long-term growth. For the first nine months of 2025, Risk Capital Adjusted operating income increased $174 million, or 6%, to $3.0 billion. The increase was primarily due to organic revenue growth of 6% in Commercial Risk Solutions, 5% in Reinsurance Solutions, and the impact of NFP, partially offset by increased expenses and investments in long-term growth. Human Capital Adjusted operating income increased $284 million, or 30%, to $1.2 billion for the first nine months of 2025. The increase was primarily due to organic revenue growth of 6% in Health Solutions, 5% in Wealth Solutions, and the impact of NFP, partially offset by increased expenses and investments in long-term growth.
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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$816	$235	$1,051
Interest income	—	—	—
Interest expense	(206)	—	(206)
Other income (expense)	(13)	—	(13)
Income before income taxes	597	235	832
Income tax expense (1)	127	33	160
Net income	470	202	672
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders	$458	$202	$660

Diluted net income per share attributable to Aon shareholders	$2.11	$0.94	$3.05
Weighted average ordinary shares outstanding - diluted	216.7	—	216.7
Effective tax rates (1)	21.3%		19.2%

	Three Months Ended September 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$623	$292	$915
Interest income	4	—	4
Interest expense	(213)	—	(213)
Other income (expense) (2)	35	(2)	33
Income before income taxes	449	290	739
Income tax expense (1)	94	39	133
Net income	355	251	606
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders	$343	$251	$594

Diluted net income per share attributable to Aon shareholders	$1.57	$1.15	$2.72
Weighted average ordinary shares outstanding - diluted	218.4	—	218.4
Effective tax rates (1)	20.9%		18.0%

	Nine Months Ended September 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,136	$902	$4,038
Interest income	5	—	5
Interest expense	(624)	—	(624)
Other income (expense) (2)	33	(108)	(75)
Income before income taxes	2,550	794	3,344
Income tax expense (1)	504	141	645
Net income	2,046	653	2,699
Less: Net income attributable to noncontrolling interests	44	—	44
Net income attributable to Aon shareholders	$2,002	$653	$2,655

Diluted net income per share attributable to Aon shareholders	$9.21	$3.01	$12.22
Weighted average ordinary shares outstanding - diluted	217.3	—	217.3
Effective tax rates (1)	19.8%		19.3%

	Nine Months Ended September 30, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,744	$815	$3,559
Interest income	63	—	63
Interest expense	(582)	—	(582)
Other income (expense) (2)(3)(4)	346	(335)	11
Income before income taxes	2,571	480	3,051
Income tax expense (1)	585	67	652
Net income	1,986	413	2,399
Less: Net income attributable to noncontrolling interests	48	—	48
Net income attributable to Aon shareholders	$1,938	$413	$2,351

Diluted net income per share attributable to Aon shareholders	$9.20	$1.96	$11.16
Weighted average ordinary shares outstanding - diluted	210.6	—	210.6
Effective tax rates (1)	22.8%		21.4%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with changes in the fair value of contingent consideration, certain legal settlements, Accelerating Aon United Program expenses, certain transaction and integration costs related to the acquisition of NFP, certain gains from dispositions, and deferred consideration from a prior year sale of business, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(2)Adjusted Other income (expense) excluded gains related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. During the nine months ended September 30, 2025, a gain of $108 million was recognized, which was all recognized in the first six months of 2025. During the three and nine months ended September 30, 2024, a $2 million and $84 million gain was recognized, respectively.
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

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$2,084	$1,835
Capital expenditures	(189)	(163)
Free cash flow	$1,895	$1,672
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
Currency fluctuations had a de minimis impact and an unfavorable impact of $0.12 on net income per diluted share during the three and nine months ended September 30, 2025, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.05 on net income per diluted share during the three and nine months ended September 30, 2024, respectively, if 2023 results were translated at 2024 rates.
Currency fluctuations had a favorable impact of $0.02 and an unfavorable impact of $0.11 on adjusted diluted earnings per share during the three and nine months ended September 30, 2025, respectively, if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.02 and an unfavorable impact of $0.05 on adjusted diluted earnings per share during the three and nine months ended September 30, 2024, respectively, if 2023 results were translated at 2024 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations, available cash reserves, and divestiture proceeds; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our credit facilities, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, and Accelerating Aon United Program cash charges. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $8.4 billion and $7.2 billion at September 30, 2025 and December 31, 2024, respectively, and fiduciary receivables of $10.4 billion and $10.3 billion at September 30, 2025 and December 31, 2024, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain a multi-currency cash pool with a third-party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2025, some Aon entities had negative cash balances; however, the overall balance was positive. Entities with a negative cash pool position incur interest expense, while those with a positive position earn interest income. Interest rates are determined by local market conditions and vary by currency. For the period, if interest expense on negative cash pool balances exceeds interest income associated with positive cash pool balances, as well as other income-producing assets, the net amount is reported as interest expense for both the quarterly and year-to-date periods.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2025 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,095	$—	$4,400	$5,495
Money market funds	—	207	3,991	4,198
Cash, Short-term investments, and funds held on behalf of clients	1,095	207	8,391	9,693
Fiduciary receivables	—	—	10,390	10,390
Total	$1,095	$207	$18,781	$20,083
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net increase of $1.2 billion for the nine months ended September 30, 2025 compared to a net increase of $1.3 billion for the nine months ended September 30, 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$2,084	$1,835
Cash used for investing activities	(362)	(2,256)
Cash provided by (used for) financing activities	(1,141)	1,565
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	606	177
Net increase in cash and cash equivalents and funds held on behalf of clients	$1,187	$1,321
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2025 was $2.1 billion, an increase of $249 million compared to $1.8 billion of Cash flows provided by operating activities in the prior year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $80 million for the nine months ended September 30, 2025, as compared to $43 million for the nine months ended September 30, 2024. For the remainder of 2025, we expect to contribute approximately $8 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated a three-year restructuring program called the Accelerating Aon United Program with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
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
The changes in the Company’s liabilities for the Program as of September 30, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2024	$17	$97	$—	$114
Charges	138	91	7	236
Cash payments	(124)	(110)	—	(234)
Foreign currency translation and other	—	5	—	5
Non-cash charges	(7)	(17)	(7)	(31)
Liability balance as of September 30, 2025	$24	$66	$—	$90
Total costs incurred from inception to date	$278	$391	$91	$760
The Program is currently expected to result in cumulative costs of $1.0 billion, consisting of approximately $0.9 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $230 million of charges, while our Human Capital segment is expected to incur approximately $60 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $350 million by the end of 2026, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2025, total Program costs incurred were $32 million and $236 million, respectively. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $35 million and $110 million of expense savings in the first three and nine months of 2025, respectively, from Program actions, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities were $362 million during the nine months ended September 30, 2025, a decrease of $1.9 billion compared to $2.3 billion of Cash flows used for investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $12 million to $207 million at September 30, 2025 compared to December 31, 2024. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
During the first nine months of 2025, we completed fourteen acquisitions, eight within Risk Capital and six within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $276 million, which relates to cash consideration paid in 2025 for current year acquisitions. The majority of cash consideration for the Griffiths & Armour acquisition, completed in the first quarter of 2025, was recognized as a cash outflow in the fourth quarter of 2024. During the first nine months of 2024, we completed sixteen acquisitions, eight within Risk Capital and eight within Human Capital. Cash consideration, net of cash and funds held on behalf of clients acquired, was $3.0 billion, which includes $4 million related to acquisitions completed in 2023.
During the first nine months of 2025, we completed three dispositions, one within Risk Capital and two within Human Capital, for an insignificant cash flow impact. During the first nine months of 2024, we completed five dispositions, three within Risk Capital and two within Human Capital, for $602 million, net of cash and funds held on behalf of clients. During the first nine months of 2025 and 2024, a $108 million and $84 million gain was recognized, respectively, related to the deferred consideration earned for the 2017 sale of the benefits administration and business process outsourcing business. Other than this deferred consideration, there was a $5 million cash flow impact during the first nine months of 2025 related to dispositions that occurred in prior periods.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $189 million and $163 million for the nine months ended September 30, 2025 and 2024, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $1.1 billion during the nine months ended September 30, 2025, a decrease of $2.7 billion compared to $1.6 billion of Cash flows provided by financing activities in the prior year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares repurchased	0.7	0.9	2.0	2.5
Average price per share	$362.00	$339.31	$371.71	$316.57
Repurchase costs recorded to accumulated deficit	$250	$304	$750	$804
At September 30, 2025, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $1.6 billion. Under the Repurchase Program, the Company has repurchased a total of 174.2 million shares for an aggregate cost of approximately $25.9 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at September 30, 2025 was $16.8 billion, a decrease of $226 million compared to December 31, 2024. Further, commercial paper activity during the nine months ended September 30, 2025 and 2024 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total issuances (1)	$1,079	$425	$4,523	$1,697
Total repayments	(1,183)	(425)	(4,147)	(2,288)
Net issuances (repayments)	$(104)	$—	$376	$(591)
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In May 2025, Aon Global Limited’s €500 million ($585 million at September 30, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In December 2024, Aon Global Limited’s $750 million 3.875% Senior Notes due December 2025 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In June 2024, Aon Global Limited’s $600 million 3.500% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the NFP Transaction, to repay certain debt of NFP, and to pay related fees and expenses. The term loan was set to mature on April 24, 2027 and was prepayable at any time. As of September 30, 2025, Aon North America, Inc. repaid $1.6 billion of the outstanding balance and the remaining outstanding balance was $400 million. On October 31, 2025, Aon North America, Inc. repaid the remaining $400 million outstanding balance.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Accumulated deficit). As of September 30, 2025 and December 31, 2024, we had distributable profits in excess of $30.5 billion and $29.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.

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
As of September 30, 2025, we had two primary committed credit facilities outstanding: a $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and a $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities and the delayed draw term loan includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of September 30, 2025 or December 31, 2024. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2025 and December 31, 2024.
Disposal Definitive Agreement and Subsequent Event
On September 3, 2025, Aon signed a definitive agreement to sell a significant majority of NFP’s wealth business including Wealthspire Advisors, Fiducient Advisors, Newport Private Wealth and related platforms to Madison Dearborn Partners, LLC and this disposition was completed on October 30, 2025 and total proceeds received on closing were $2.3 billion. Upon the completion of the sale in the fourth quarter, the gain will be recognized within Other income (expense) on the Consolidated Statement of Income.
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
The major rating agencies’ ratings of our debt at October 31, 2025 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $125 million at September 30, 2025, compared to $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $143 million at September 30, 2025, compared to $162 million at December 31, 2024.

Guarantee of Registered Securities
All issued and outstanding debt securities by Aon Corporation are guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc, and include the following (collectively, the “Aon Corporation Notes”):

Aon Corporation Notes
8.205% Junior Subordinated Notes due January 2027
4.500% Senior Notes due December 2028
3.750% Senior Notes due May 2029
2.800% Senior Notes due May 2030
6.250% Senior Notes due September 2040
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

Aon Global Limited Notes
3.875% Senior Notes due December 2025
2.875% Senior Notes due May 2026
4.250% Senior Notes due December 2042
4.450% Senior Notes due May 2043
4.600% Senior Notes due June 2044
4.750% Senior Notes due May 2045
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

Co-Issued Notes - Aon Corporation and Aon Global Holdings plc
2.850% Senior Notes due May 2027
2.050% Senior Notes due August 2031
2.600% Senior Notes due December 2031
5.000% Senior Notes due September 2032
5.350% Senior Notes due February 2033
2.900% Senior Notes due August 2051
3.900% Senior Notes due February 2052
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group, which reflects the financial results of Aon North America, Inc. for the year ended December 31, 2024 and for the period ended September 30, 2025.
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2025
Revenue	$—
Operating loss	$(80)
Loss from non-guarantor subsidiaries before income taxes	$(588)
Net loss	$(1,159)
Net loss attributable to Aon shareholders	$(1,159)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2025	December 31, 2024
Receivables due from non-guarantor subsidiaries	$6,196	$9,611
Other current assets	59	77
Total current assets	$6,255	$9,688

Non-current receivables due from non-guarantor subsidiaries	$261	$10,768
Other non-current assets	1,508	1,393
Total non-current assets	$1,769	$12,161

Payables to non-guarantor subsidiaries	$9,903	$7,628
Other current liabilities	6,379	3,309
Total current liabilities	$16,282	$10,937

Non-current payables to non-guarantor subsidiaries	$5,216	$9,801
Other non-current liabilities	16,400	17,668
Total non-current liabilities	$21,616	$27,469
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

The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have a de minimis comparable impact and an unfavorable $0.12 comparable impact during the three and nine months ended September 30, 2025, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.02 comparable impact and an unfavorable $0.11 comparable impact during the three and nine months ended September 30, 2025, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2025, were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/25 - 7/31/25	260,229	$356.57	260,229	$1,724,478,927
8/1/25 - 8/31/25	243,925	$366.78	243,925	$1,635,012,492
9/1/25 - 9/30/25	186,439	$363.32	186,439	$1,567,275,773
	690,593	$362.00	690,593	$1,567,275,773
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2025.
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

Aon plc
(Registrant)

October 31, 2025	By:	/s/ David DeBrunner
David DeBrunner
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