Form 10-K
period 2025-12-31
Aon plc
filed 2026-02-13
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the registrant’s Class A Ordinary Shares held by non-affiliates of the registrant was $76,965,213,677 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.
Number of the registrant’s Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of February 12, 2026: 214,254,496.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2026 Annual General Meeting of Shareholders are incorporated by reference in this report in response to Part III, Items 10, 11, 12, 13, and 14.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent management’s expectations or forecasts of future events. These statements include statements about our plans, objectives, strategies, financial performance and outlook, trends, prospects or other future events and involve known and unknown risks that are difficult to predict. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “positioned,” “intend,” “plan,” “probably,” “potential,” “looking forward,” “continue,” “ensure,” “commit,” “target,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the global nature of our operations and the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions, including but not limited to in the areas of cybersecurity, data privacy, and artificial intelligence;
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
•the effects of Irish law on our operating flexibility and the enforcement of judgments against us; and
•adverse effects on the market price of Aon’s securities and/or operating results for any reason, including, without limitation, because of a failure to realize the expected benefits of the acquisition of NFP, (including anticipated revenue and growth synergies) in the expected timeframe, or at all.
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

5

The below definitions apply throughout this report unless the context requires otherwise:

Term	Definition
AAU	Accelerating Aon United Program
ABO	Accumulated Benefit Obligation
ASC	Accounting Standards Codification
AUM	Assets Under Management
BPS	Basis Points
CIGC	Cyber Incident Governance Committee
CODM	Chief Operating Decision Maker
CPI	Consumer Price Index
CISO	Chief Information Security Officer
DCF	Discounted Cash Flow
DOL	Department of Labor
E&O	Errors and Omissions
EBITA	Earnings before Interest, Taxes, and Amortization
EBITDA	Earnings before Interest, Taxes, Depreciation, and Amortization
EMEA	Europe, the Middle East, and Africa
ERISA	Employee Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
E.U.	European Union
FCA	Financial Conduct Authority
FINRA	Financial Industry Regulatory Authority
GAAP	U.S. Generally Accepted Accounting Principles
GEOC	Global Emergency Operations Center
GILTI	Global Intangible Low-Tax Income
GPDTO	Global Privacy & Data Trust Office
GCS	Global Cybersecurity Services
LOC	Letter of Credit
LPP	Leadership Performance Plan
MDI	Market Derived Income
NIST	National Institute of Standards and Technology
NPPC	Net Periodic Pension Cost
NYSE	New York Stock Exchange
OECD	Organization for Economic Co-operation and Development
PBO	Projected Benefit Obligation
PCAOB	Public Company Accounting Oversight Board
PSA	Performance Share Awards
REIT	Real Estate Investment Trusts
ROU	Right-of-Use
RPGIC	Retirement Plan Governance and Investment Committee
RSU	Restricted Share Units
S&P	Standard & Poor’s
SEC	Securities and Exchange Commission
U.K.	United Kingdom
U.S.	United States
VIE	Variable Interest Entity
6

PART I
Item 1. Business
OVERVIEW
Aon plc (which may be referred to as “Aon,” the “Company,” “we,” “us,” or “our”) is a leading global professional services firm. Through actionable analytic insight, globally integrated Risk Capital and Human Capital expertise and locally relevant solutions, our colleagues provide clients with the clarity and confidence to make better risk and people decisions that protect and grow their businesses.
With clients around the world facing growing uncertainty and volatility, we remain focused on accelerating our Aon United strategy to serve clients as one globally connected firm and driving innovation to address unmet and evolving client need. We serve clients in more than 120 countries across all market segments and nearly every industry. This diversification of our client base helps provide our firm with stability in different economic scenarios that could affect specific industries, customer segments, or geographies.
We continue to focus our portfolio on higher-margin, capital-light professional services businesses that have high recurring revenue streams and strong cash flow generation. We endeavor to make capital allocation decisions in order to maximize value for Aon and its shareholders.
BUSINESS SEGMENTS
We manage our business within two reportable segments: Risk Capital and Human Capital. In 2025, our consolidated Total revenue was $17,181 million. This includes $11,290 million in Risk Capital and $5,907 million in Human Capital before certain intercompany eliminations.
Principal Products and Services
Risk Capital
Commercial Risk Solutions uses Risk Capital’s extensive data and analytics capabilities to provide brokerage and consulting services that help organizations develop, improve, and implement their risk management strategies. Commercial Risk Solutions includes insurance and specialty brokerage, global risk consulting, captives management, and Affinity programs. In insurance brokerage, our dedicated teams of risk professionals utilize comprehensive analytics to design strategically resilient insurance programs and provide our clients access to Aon’s proprietary facilities, such as Aon Client Treaty and all other forms of capital, regardless of insurance carrier, placement structure or geography. Throughout the year, we review analytics specific to clients’ losses and exposures, and we evaluate new risk transfer techniques to be considered in the current market conditions. Commercial Risk Solutions is organized around industry and product, including but not limited to property, casualty, financial and professional lines, construction, transportation, energy, cyber, surety, trade credit, crisis management, transaction liability, and climate. Aon’s Global Risk Consulting and Captive Management teams use quantitative analytics to advise on the trade-offs between risk retention and risk transfer as well as to provide claims consulting and advocacy to ensure optimal financial recovery. Aon’s Affinity business collaborates with sponsored groups and other distribution channels to develop, market, and administer customized insurance programs. Commercial Risk’s global reach enables seamless client service in all geographies including Aon’s Global Broking Centers in London, Bermuda, and Singapore. Additionally, in 2025 Aon launched its proprietary Data Center Lifecycle Insurance Program designed to support data center projects from construction through ongoing operations by bringing together traditionally fragmented risk classes into a single coordinated insurance solution.
Reinsurance Solutions includes treaty reinsurance, facultative reinsurance, Strategy and Technology Group and capital markets. Treaty reinsurance addresses underwriting and capital objectives on a portfolio level, allowing our clients to more effectively manage the combination of premium growth, return on capital, and rating agency interests on an integrated basis. This includes the development of more competitive, innovative, and efficient risk transfer options. Facultative reinsurance empowers clients to better understand, manage, and transfer risk through innovative facultative solutions and provides the most efficient access to the global facultative reinsurance markets. Strategy and Technology Group combines strategic advice with data-driven consulting, analytics, and modeling tools, including Capital Insights Explorer, ReMetrica, and PathWise, to help clients deploy capital efficiently and effectively. We develop highly customized solutions, enabled by innovative technology, that help clients drive growth and operational efficiency, improve balance sheet strength and resiliency, and comply with regulatory and operational requirements, including through the execution of reinsurance transactions. Capital markets is a global investment bank with expertise in insurance-linked securities, capital raising, strategic advice, restructuring, and mergers and acquisitions. We partner with insurers, reinsurers, investment firms, and corporations in executing innovative risk management products, capital market solutions, and corporate finance advisory services.

Human Capital
Health Solutions includes consulting and brokerage, consumer benefits, compensation, and talent advisory services. Consulting and brokerage develops and implements innovative, customized health and benefits strategies for our clients to manage risk, drive engagement, and strengthen their workforce through improved health and wellbeing. We partner with insurers and other strategic partners to develop and implement new and innovative solutions and leverage world-class analytics and technology to help clients make informed decisions and manage healthcare outcomes. Consulting and brokerage also advises multinational companies on global benefits programs, including program design and management, financing optimization, and enhanced employee experience, as well as assists in navigating global regulatory and compliance requirements in over 120 countries. Consumer benefits solutions designs and delivers innovative voluntary consumer benefits programs that improve an employer’s total rewards strategy and positively impacts their employees’ financial and overall wellbeing. We leverage our proprietary digital platform to provide efficient enrollment strategies through an effective combination of data, analytics, and tailored products. Our talent team delivers data, analytics, and advice to business leaders so they can make better workforce decisions and align their business and people strategies. We support clients across the full employee lifecycle, including talent assessment and selection, compensation benchmarking, total rewards strategy optimization, Corporate Governance and strategic employee communications. We also consult on corporate sustainability matters, supporting a wide range of risk assessment and advisory solutions designed to address and manage corporate sustainability issues and enable our clients to create long-term value.
Wealth Solutions includes retirement consulting, pension administration, and investments consulting. Retirement consulting provides clients strategic design advice, actuarial services, risk management solutions including pension risk transfer, and integrated pension administration. Our investments advisory team provides corporations, public pensions, endowments and foundations with advice on developing and maintaining investment programs across a broad range of plan types, including defined benefit plans and defined contribution plans. With respect to defined contributions, we offer Master Trusts and Pooled Employer Plans. Our delegated investment solutions provide ongoing management of investment programs in both partial or full discretionary models. We partner with clients leveraging our expertise and scale to help them effectively manage their investment portfolio.
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
Competition
Our business operates in a highly competitive and fragmented environment. We compete with numerous other global insurance brokers and consulting companies, including, among others, Marsh McLennan, Willis Towers Watson, Arthur J Gallagher & Company, and Lockton Companies, Inc., as well as numerous other global, regional, and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that directly market and service their insurance products without the assistance of brokers or agents. Additionally, we compete with other businesses that do not fall into the categories above, including large financial institutions and independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, human resources, and financial services firms.
Seasonality
Due to buying patterns and delivery of certain products and services in the markets we serve, revenues recognized tend to be higher in the first and fourth quarters of each fiscal year.

Licensing and Regulation
Our business activities are subject to licensing requirements and extensive regulation under the laws of countries in which we operate, including U.S. federal and state laws. See the “Risk Factors” section in Part I, Item 1A of this report for information regarding how actions by governmental and regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.
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
Clientele
Our clients operate in many businesses and industries throughout the world. Our single largest client by revenue accounted for approximately 1% of our Total revenue in 2025. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2025.
Aon United, Our Culture, and Human Capital Management Strategy
Our Culture
Our culture is driven by our values – committed as one firm to our purpose, united through trust and integrity as one team, and passionate about making our colleagues and clients successful. Our colleagues are the cornerstone of our success. Collaboration and innovation drive our culture, bringing the best of Aon to clients in a holistic and seamless manner. Our Aon United strategy defines how our colleagues work together to deliver value to clients, setting a new standard for client leadership. Aon United is brought to life through our common client value creation model which scales strategies from across the firm, through our Risk Capital and Human Capital solutions, to bring the best of Aon to clients. Each year, Aon makes significant philanthropic contributions to thousands of organizations and supports numerous colleague volunteer opportunities. As a leading global firm – which is going further, faster to accelerate our Aon United strategy through our 3x3 Plan, which we announced in 2023 – we are focused on attracting, developing and retaining the best talent from all backgrounds, to support our clients and grow our firm.

Our Colleagues
As of December 31, 2025, we employed approximately 60,000 employees and conducted our operations in more than 120 countries. Our colleagues’ breadth of talent, expertise, and insights contribute to the success of both our firm and our clients, and we seek to attract, develop, and retain the best talent in the industry. Our colleagues are the driving force of our Aon United Strategy. All our colleagues are called upon to be leaders in embracing and modeling our Aon United values and behaviors. By giving transparency into the expectations of behavior as well as accountability for contributing to our Speak Up culture, we ensure that all colleagues – at every stage of their career journey – are equipped and motivated to deliver on our purpose and able to achieve their full potential in an ethical manner. Our colleague experience ensures that colleagues feel more relevant, connected and valued which creates a greater sense of belonging.
We believe that colleagues who feel valued produce better insight, better solutions, and, ultimately, the best outcomes for clients and our long-term success. This is why we are committed to promoting a culture and sense of belonging where colleagues can bring their authentic selves to work, where opportunity and success are driven by their capability and behavior, and where our operations reflect the clients, colleagues and communities we serve around the world. Our commitment to building a culture where each colleague can thrive starts from the top with our Board, including its People & Wellbeing Sub-Committee. Our colleague-led Business Resource Groups also support execution and provide additional opportunities for colleagues to connect and deepen relationships.
As of December 31, 2025, our global workforce was 56% women and 44% men, and the Aon Executive Committee, which leads the firm was 53% women and 47% men. At the manager level, 30% of senior leaders and 46% of managers are female and 70% of senior leaders and 54% of managers were male. New colleague hires for the year were 53% women and 47% men. Our U.S. workforce was 23% racially or ethnically diverse, calculated as a percentage of colleagues that have voluntarily disclosed their race or ethnicity to Aon. At the manager level, 12% of U.S. senior leaders and 18% of U.S. managers with one or more direct report were racially or ethnically diverse.
Apprenticeship programs help build a talent pipeline of highly skilled professionals while providing apprentices with advanced education and work experience. By removing some of the traditional barriers to entry-level employment, as a firm we can contribute to local workforce development and cultivate talent while improving retention rates in these entry-level roles. As a founding member of ten apprentice networks within the U.S., we partner with companies and organizations to assist them in building their own programs through sharing best practices and learnings. Across these networks, we have over 200 organizations committed as of December 31, 2025, committed to 10,000 total apprenticeships by 2030.
Our two-year Apprenticeship Program, which was implemented in the UK and U.S. in 2012 and 2017, respectively, serves as an alternate route into a permanent role that normally requires a specific degree or professional experience. We provide motivated, high-potential individuals with the required training (on the job and in the classroom), professional skills development, mentorship, and experiential learning to bridge the gap. 900 Aon apprentices have been hired since the inception of the program across the U.S. and U.K. Both programs are certified apprenticeship programs, by the Department of Labor in the U.S. and the Department of Education in the U.K.
Training and Development
We invest deeply in developing the talent needed to stay ahead of industry innovation and to remain a destination employer. Our colleagues have access to a wide range of learning opportunities spanning self-guided courses, immersive virtual programs, and advanced leadership development to support every stage of their career growth. These offerings are intentionally aligned with the Aon United strategy, ensuring colleagues gain the skills and capabilities required to lead with excellence. Through purposeful use of technology and a blend of virtual and in-person learning, we deliver tailored, high-impact development experiences that empower colleagues to thrive and drive meaningful results for our clients.
Colleague Engagement and Retention
Creating an engaging and rewarding experience for our colleagues is more than a priority; it’s fundamental to our success as a firm. We actively seek out and value our colleagues’ perspectives, knowing their feedback is essential for driving growth and creating a workplace where everyone thrives. Our commitment to transparent, ongoing communication is reflected in the dynamic channels we offer, such as open forums and town halls with executive leaders, regular colleague surveys, and meaningful engagement through our Business Resource Groups. These independent and voluntary groups play a powerful role in shaping our culture by providing insight, championing initiatives, and identifying opportunities to deepen our dedication to wellbeing, and belonging. Through these collaborative efforts, we not only listen; we act, ensuring every colleague feels heard, valued, and empowered to contribute to our shared purpose.
Our listening strategy consists of frequent surveys across all stages of a colleague’s career. as well as our annual all colleague support survey which enables us to understand how colleagues are engaging with their teams, the firm, and clients.

This outreach effort allows us to gather insights more rapidly, take timely action to address feedback, and deliver on the needs of colleagues in real time – ensuring colleagues feel more connected, more valued and more relevant. The pulse surveys for 2025 were focused on topics such as manager and leadership support, delivering on our Aon Story, colleague wellbeing, internal mobility and performance. Feedback from our workforce provides management with a better understanding of evolving colleague viewpoints and ensures we are taking appropriate steps to drive colleague engagement and retention. For discussion of the risks related to the attraction and retention of senior management and other professional personnel, see the “Risk Factors” section in Part I, Item 1A of this report.
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
Our compensation philosophy aligns with our Aon United strategy and delivering long-term shareholder value creation. Our executive incentives are based on driving results, delivery of strategic initiatives, and leadership. 20% of executive discretionary incentive compensation is based on quantifiable performance against strategic people priorities, including talent retention, engagement and wellbeing.
Website Access to Reports and Other Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are made available free of charge through our website (https://www.aon.com) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Organization and Compensation, Governance/Nominating, and Finance Committees, and People & Wellbeing Sub-Committee, our Corporate Governance Guidelines, and our Code of Business Conduct. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to or waiver of the Code of Business Conduct applicable to any executive officer or director. In addition, we may announce material information to investors and the marketplace using our investor relations website. While not all of the information that we post to such website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in our company to review the information that we share on our investor relations page on www.aon.com. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.
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
•Regulation in the areas of data privacy, data protection, data management, data transfer, data localization, artificial intelligence, and cybersecurity could increase our costs and affect or limit our business opportunities.
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
The results of our operations are generally affected by the level of business activity of our clients, which in turn is affected by the economy of the industries and markets these clients serve. Economic downturns, volatility, or uncertainty in the broader economy or in specific markets (including as a result of endemics or pandemics, climate change, political unrest, actions by governments and central banks, or otherwise) have caused in the past and may in the future cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business or reductions in existing business. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Capital segment. The economic activity that impacts property and casualty insurance is most closely correlated with employment levels, corporate revenues, and asset values. Downward fluctuations in the year-over-year insurance premiums charged by insurers to protect against the same risk, referred to in the industry as softening of the insurance market, has and could adversely affect these businesses as a significant portion of our revenue is determined as a percentage of premiums charged to our clients. In addition, certain discretionary services within our business, such as our talent advisory services, project-related work within our Commercial Risk, Health, and Wealth solution lines, and transaction services, may see a decrease in activity if the overall level of economic activity results in a reduction to our clients’ discretionary spending. Insolvencies and consolidations associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients by hampering our ability to place insurance and reinsurance business. Also, error and omission claims against us, which we refer to as E&O claims, may increase in economic downturns or due to natural or human-caused disasters, also adversely affecting our business. In addition, decreased underwriting capacity for insurance and reinsurance may create difficulty for our professionals to place business, which may adversely impact our ability to earn revenue.
We face significant competitive pressures from traditional and non-traditional competitors that could affect our business.
As a global professional services firm, we compete with a broad variety of firms, including global, national, regional, and local insurance companies that market and service their own products, other financial services providers, brokers, and investment managers, independent firms, and consulting organizations affiliated with accounting, information systems, technology, and human resources consulting firms. We compete with respect to service, delivery of insights, product features, price, commission structure, technology, financial strength, ability to access certain insurance markets, and name recognition. Our competitors may have better financial, technical and marketing resources, broader customer bases, greater name recognition, more comprehensive products, stronger presence in certain geographies, or more established relationships with their customers and suppliers than we have.
Alliances or mergers among competitors could also affect our business. Further, we compete on pricing and the innovation and quality of our service offerings, which could be affected by competitors’ lower cost structures, product development activities, and pricing policies, any or all of which could result in better market acceptance of our competitors’ offerings than those that we offer or develop.
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
Developing and implementing innovative strategies, efficient business practices, and new solutions to current and emerging client needs is important to our business. We may be unsuccessful in developing innovative strategies, or our competitors may be more successful in innovating and delivering services to meet new and existing client needs. Competitors may be able to innovate faster and respond better to evolving client demand and industry conditions, or may price their products in a more attractive manner. Further, new and non- traditional competitors (including “InsurTech” firms utilizing artificial intelligence or other advanced technologies), our clients’ increasing ability and determination to self-insure, and capital market alternatives to traditional insurance and reinsurance markets create an even more dynamic, competitive, and innovative market environment that could affect our business. If we are unsuccessful in innovating, if we cannot innovate as quickly as our competitors, if we are not able to make sufficient investment in innovation, if new or existing competitors develop more cost-effective or efficient technologies or cause disintermediation (including through the use of artificial intelligence or other emerging technologies), or if our ideas are not accepted in the marketplace, it could have a material adverse effect on our ability to obtain and complete client engagements or on our financial condition and results of operations.
For example, we have invested significantly in Aon Business Services and the development of proprietary data and analytics tools including repositories of our global insurance and reinsurance placement information, which we use to help drive results for our clients in the insurance and reinsurance placement process. Our competitors have developed or are developing competing data and analytics tools, and their success in this space may impact our ability to differentiate our own data and analytics tools. Innovations in software, cloud computing, data and analytics, generative and agentic artificial intelligence, or other technologies that alter how our services are delivered could significantly undermine our investment in the business if we are slow to innovate or unable to take advantage of these developments.
In addition, innovation in the technology we leverage in our products and business processes, our capabilities, the sources of capital for our clients’ insurance and reinsurance needs, and the entry into new lines of business, services, or products require significant investment and present additional risks to our business, particularly in instances where the technologies and markets are new or developing or where we are new participants in such markets. Such risks include without limitation the investment of significant time and resources; the possibility that these efforts will not be successful or result in reputational damage to us; the possibility that the marketplace does not accept our products or services or that we are unable to retain clients that adopt our new products or services; the risk that our governance process and controls in these new areas may not be effective or consistent with legal, regulatory, or client requirements or expectations and the risk of new or additional liabilities associated with these efforts, including potential E&O or other claims. For example, we continue to invest in artificial intelligence, particularly in generative artificial intelligence tools, and maintain governance and oversight measures regarding its use. Certain use cases of artificial intelligence in our business processes could pose strategic, operational, legal, ethical, regulatory or reputational risks where there may be incorrect outputs or bias in those systems or processes, potential infringement of intellectual property rights, exposure of proprietary or personal information, heightened cybersecurity risks and challenges in safely deploying, governing or controlling artificial intelligence systems or where there is inadequate human oversight.
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
The nature of much of our work involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. For example, in our investment businesses, we may be measured based on our track record regarding judgments and advice on investments that are susceptible to influences unknown at the time the advice was given. In addition, we could make computational, software programming, or data entry or management errors. Clients have claimed and may in the future claim they have suffered losses due to reliance on our consulting advice, analysis, or reporting, which poses risks of liability exposure and costs of defense and increased insurance premiums. Many of our clients are businesses that actively share information among themselves about the quality of service they receive from their vendors. Adverse statements or claims from clients (including clients in the public sector or whose activities are frequently covered by the press) may receive media attention or other publicity. Accordingly, poor service to, or the adverse opinion of, one client may negatively impact our relationships with multiple other clients.
Damage to our reputation could have a material adverse effect on our business.
We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition, and other subjective qualities. Negative perceptions or publicity regarding these matters or others could erode trust and confidence and damage our reputation among existing and potential clients and existing and future employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Negative public opinion could also result from actual or alleged conduct by us or those currently or formerly associated with us. Damage to our reputation, including as a result of negative perceptions or publicity regarding a particular business partner, class of business, environmental matters, climate change, workforce make-up, pay equity, harassment, social justice, cybersecurity, data privacy and data protection, use of artificial intelligence or innovative technology, or our inability to meet commitments or client and stakeholder expectations with respect to such matters, could affect the confidence of our clients, rating agencies, regulators, stockholders, employees and third parties in transactions that are important to our business adversely affecting our business, financial condition, and operating results.
Revenues from commission arrangements may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.
Revenues from commission arrangements have historically been affected by significant fluctuations arising from uncertainties and changes in the industries in which we operate. A significant portion of our revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance and reinsurance markets.
In addition to movements in premium rates, our ability to generate premium-based commission revenue has been and could in the future be challenged by:
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
•fluctuation in the need for, or relevancy of, insurance;
•the level of compensation, as a percentage of premium, that insurance carriers are willing to compensate brokers for placement activity;
•the growing desire of clients to move away from variable commission rates and instead compensate brokers based upon flat fees, which can negatively impact us as fees are not consistently indexed for inflation and therefore, may not offer the same financial performance;
•competition from insurers seeking to sell their products directly to consumers, including online sales, without the involvement of an insurance broker; and
•the growing number of technology-enabled competitors offering new risk-transfer solutions that eliminate the traditional broker-client relationship in both insurance and reinsurance markets.
The profitability of our operations may not meet our expectations due to unexpected costs, cost overruns, inflation, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.
Our profitability is highly dependent upon our ability to control our costs and improve our efficiency. As we adapt to changes in our business and the market, adapt to the regulatory environment, enter into new engagements, acquire additional businesses, and take on new employees in new locations, we may not be able to manage our large, changing workforce, effectively control our costs, or improve our efficiency.
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
We face exposure to adverse movements in exchange rates of currencies other than our reporting currency, the U.S. dollar, as a significant portion of our business is located outside of the U.S. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Approximately 51.8% of our consolidated revenue is non-U.S., attributed on the basis of where the services are performed, and where products are sold, and the exposures created can have significant currency volatility. These currency exchange fluctuations create risk in both the translation of the financial results of our global subsidiaries into U.S. dollars for our consolidated financial statements, as well as in those of our operations that receive revenue and incur expenses other than in their respective local currencies, which can reduce the profitability of our operations based on the direction the respective currencies’ exchange rates move. A decrease in the value of certain currencies relative to other currencies could place us at a relative disadvantage compared to our competitors that benefit to a greater degree from a specific exchange rate move and can, as a result, deliver services at a lower cost or receive greater revenues from such a transaction. Although we use various derivative financial instruments to limit the impact of foreign exchange rate fluctuations, we cannot eliminate such risks, and, as a result, changes in exchange rates may adversely affect our results. For example, the strengthening of the value of the U.S. dollar versus other currencies may adversely affect the value of our products and services when translated to U.S. dollar, even if the value of such products and services has not changed in their original currency.
Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.
Operating funds available for corporate use were $2.8 billion at December 31, 2025 and are reported in Cash and cash equivalents and Short-term investments. Of the total balance, $180 million was restricted to its use as of December 31, 2025. Funds held on behalf of clients and insurers were $7.4 billion at December 31, 2025 and are reported in Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2025, these long-term investments had a carrying value of $192 million. Adverse changes in interest rates, performance, and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. We may experience reduced investment earnings on our cash and short-term investments of fiduciary and operating funds if the yields on investments deemed to be low risk fall below their current levels, or if negative yields on deposits or investments are experienced, as we have experienced in Japan and certain jurisdictions in the E.U. On the other hand, higher interest rates could result in a higher discount rate used by investors to value our future cash flows thereby resulting in a lower valuation of the Company. In addition, during times of stress in the banking industry, counterparty risk can quickly escalate, potentially resulting in substantial losses for us as a result of our cash or other investments with such counterparties, as well as substantial losses for our clients and the insurance companies with which we work.
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
As of December 31, 2025, we had total consolidated debt outstanding of approximately $15.2 billion. The level of debt outstanding could adversely affect our financial flexibility by reducing our ability to use cash from operations for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes. We also are subject to risks that, at the time any of our outstanding debt matures, we will not be able to retire or refinance the debt on terms that are acceptable to us, or at all.
As of December 31, 2025, we had two primary committed credit facilities outstanding. The credit facilities are intended to support our commercial paper obligations and our general working capital needs. In addition, each of our committed credit facilities included customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, tested quarterly.
A substantial portion of our outstanding debt, including certain intercompany debt obligations, contains financial and other covenants. The terms of these covenants may limit our ability to obtain, or increase the costs of obtaining, additional financing to fund working capital, capital expenditures, acquisitions, or general corporate requirements. This in turn may impact our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness, or fewer or less onerous covenants associated with such indebtedness, and making us more vulnerable to general adverse economic and industry conditions.
If we cannot service our indebtedness or continue to meet the terms of our financial covenants, we may have to take actions such as selling assets, seeking additional equity, or reducing or delaying capital expenditures, strategic acquisitions, investments, and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to take such actions or refinance any of our debt, if necessary, on commercially reasonable terms, or at all.
A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.
A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and limit our ability to implement our corporate strategy. Our senior debt ratings at December 31, 2025 were A- with a stable outlook (S&P), BBB+ with a stable outlook (Fitch), and Baa2 with a positive outlook (Moody’s). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody’s).
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
The overall tax environment in the jurisdictions in which we are or may be subject to taxes is highly uncertain and increasingly complex. The OECD, a global coalition of member countries, proposed a plan (commonly referred to as “Pillar Two”) to reform international taxation which includes the introduction of a 15% country-by-country minimum tax on book income with specified adjustments. Ireland, the U.K., Singapore, and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that is generally consistent with the OECD’s Pillar Two tax regime. Aon’s net income (generally determined under U.S. GAAP), with specified modifications and determined on a country-by-country basis, is subject to the 15% minimum tax in countries that have enacted Pillar Two, and in Ireland (Aon’s parent company location) with respect to countries that have not enacted a qualifying minimum tax under Pillar Two. There remains significant uncertainty as to how Pillar Two applies to Aon in prior years and how its application might change in the future. The OECD has issued numerous guidance documents that may change how Pillar Two operates, subject to enactment by each implementing country, and the OECD may issue additional guidance in the future. There is a risk that the global minimum tax regime could have a material adverse effect on our global effective tax rate, results of operations, cash flows and financial condition.
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
We may be unable to mitigate the adverse impacts resulting from any changes in tax laws and regulations, including any changes in the interpretation of such tax authorities, or from audits and other matters. Our inability to mitigate the negative consequences of such actions could cause our global effective tax rate to increase, our use of cash to increase and our financial condition and results of operations to suffer.
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
The Company is organized as a holding company, a legal entity separate and distinct from our operating entities. As a holding company without significant operations of its own, our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends, interest, and other payments from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt, paying dividends to shareholders, repurchasing ordinary shares, and corporate expenses. Certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate or other restrictions that may limit the amounts that subsidiaries can pay in dividends or other payments to us. Changes in law, regulatory actions, or other circumstances could restrict the ability of our subsidiaries to pay dividends or otherwise make payments to us. Furthermore, our subsidiaries may be unable to make timely payments to us when needed, which could impair our ability to meet our obligations, pay dividends, repurchase shares, or fund other aspects of our operations and corporate expenses.
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
E&O claims include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured, or the failure to give error-free consulting, financial, investment or other advice. It is not always possible to prevent and detect E&Os, and the precautions we take may not be effective in all cases. In addition, we are subject to other types of claims, litigation, and proceedings in the ordinary course of business, which along with E&O claims, may seek damages, including punitive damages or damages on behalf of a plaintiff class, in amounts that could, if awarded, have a material adverse impact on the Company’s financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business.
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
Our businesses are subject to extensive legal and regulatory oversight throughout the world, including the Irish Companies Act, the U.S. securities laws, rules, and regulations, the rules and regulations promulgated by the FCA and a variety of other laws, rules, and regulations addressing, among other things, licensing, data privacy, data management and data protection, artificial intelligence, trade sanctions laws, restrictions and export controls, anti-money laundering, wage-and-hour standards, employment and labor relations, antitrust and competition, anti-corruption, currency, reserves, government contracting, and the amount of local investment with respect to our operations in certain countries. This legal and regulatory oversight could reduce our profitability or limit our growth by: increasing the costs of legal and regulatory compliance; limiting or restricting the products or services we sell, the markets we serve or enter, the methods by which we sell our products and services, the overall structure of our business units, the type of services and prices we can charge for our services, or the form of compensation we can accept from our clients, carriers, and third parties; or by subjecting our businesses to the possibility of legal and regulatory actions, proceedings, or fines.
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
In addition to the complexity of the laws and regulations themselves, the development of new laws and regulations or changes in application or interpretation of current laws and regulations or conflict between them also increases our legal and regulatory compliance complexity and risk. Additionally, our acquisitions of new businesses and our continued operational changes and entry into new jurisdictions and development of new service offerings increases our legal and regulatory compliance complexity, as well as the type of governmental oversight to which we may be subject. Changes in laws and regulations could mandate significant and costly changes to the way we implement our services and solutions, impose additional licensure requirements or costs to our operations, workforce and services, or cause us to cease offering certain services or solutions. New or evolving laws or regulations may also lead our clients to include contractual requirements in their agreements with us, which may increase our costs of compliance or introduce additional organizational complexity. Furthermore, as we enter new jurisdictions or businesses and further develop and expand our services, including through acquisitions, we may become subject to additional types of laws and governmental oversight and supervision, such as those applicable to the financial lending or other service institutions. Regulatory developments that could result in changes that adversely affect us or cause us to change our business or operations include: additional requirements related to the use of artificial intelligence, and the use, access, privacy, protection, management, localization and transfer of data in jurisdictions in which we operate that may increase our costs of compliance and potentially reduce the manner in which we can use data; changes in tax regulations in the jurisdictions in which we operate; regulatory actions or changes that require us to change our compensation model; or additional regulations or other governmental action in jurisdictions in which we operate.
Governmental, investor, stakeholder and public attention to corporate sustainability matters, including new or changing reporting, diligence or disclosure rules and regulations, has increased in recent years and may continue to change the nature, scope, and complexity of matters that we are required to control, assess, and report. These and other rapidly changing laws, rules, regulations and expectations, which may differ across the jurisdictions in which we operate, may increase the cost of our compliance and risk management and increase the scope and rigor of data collection, controls, and external assurance of sustainability‑related information, and otherwise impact our business, each of which could have a material adverse effect on our business, results of operations, and financial condition. Increased scrutiny of corporate sustainability claims, and changes in client and investor preferences may also create legal, regulatory, contractual, and reputational risks and could require changes to our products, services, client engagements or operations, which may increase our cost of doing business. In addition, the shift toward a lower-carbon economy, driven by changes in laws, rules and regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our clients.

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew, and revoke licenses and approvals and to implement regulations. Accordingly, we may have a license revoked, limited, or be unable to obtain new licenses and therefore be precluded or suspended from carrying on or developing some or all of our activities or otherwise be fined or penalized in a given jurisdiction. Our business may be unable to develop or be conducted in any given jurisdiction as it has been conducted in the past. Changes in the regulatory scheme, or changes in how applicable regulations are interpreted or applied, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance.
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
If we violate the laws and regulations to which we are subject, we could be subject to fines, penalties, or criminal sanctions and could be prohibited from conducting business in one or more jurisdictions. There can be no assurance that our employees, contractors, agents or business partners will not violate these laws and regulations, causing an adverse effect on our operations and financial condition.
Heightened regulatory oversight and scrutiny may lead to additional regulatory investigations, increased government involvement, or enforcement actions, which could consume significant management time and resources and could have adverse effects on our business and operations. For instance, increased scrutiny by competition authorities may increase our costs of doing business or force us to change the way we conduct business or refrain from or otherwise alter the way we engage in certain activities. Additionally, we could suffer significant financial or reputational harm if we fail to properly identify and manage potential conflicts of interest, which exist or could exist any time we or any of our employees or business partners have or may have an interest in a transaction or engagement that is inconsistent with our clients’ interests. This could occur, for example, when we are providing services to multiple parties in connection with a transaction. We also may provide multiple types of services to certain clients from more than one of our solution lines, creating a greater potential for conflicts with advisory services.
Due to the broad scope of our businesses and our client base, we regularly address potential conflicts of interest, including, without limitation, situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client. If these are not adequately identified and managed, this could then lead to failure or perceived failure to protect the client’s interests, with consequential regulatory and reputational risks, including litigation or enforcement actions that could adversely affect us and our operations. Identifying and addressing conflicts of interest may also prove particularly difficult as we continue to bring systems and information together and integrate our existing and newly acquired businesses.
Insurance intermediaries have traditionally been remunerated by base commissions paid by insurance carriers in respect of insurance placements for clients, or by fees paid by clients. Intermediaries also obtain other revenue from insurance carriers. This revenue, when derived from carriers in their capacity as insurance markets (as opposed to as corporate clients of the intermediaries where they may be purchasing insurance or reinsurance or other non-market related services), is commonly known as market-derived income, or “MDI.” MDI is another example of an area in which potential conflicts of interest may arise. MDI takes a variety of forms, including volume- or profit-based contingent commissions, facilities administration charges, business development agreements, and fees for providing consulting services to carriers. Accepting this revenue is a lawful and generally commercially accepted business practice that may nonetheless be subject to scrutiny by various regulators under conflict of interest, anti-trust, unfair competition and anti-bribery laws and regulations, subject to legal or regulatory change, or negatively impacted by internal controls that are not fully effective.
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
In addition, to protect or enforce our intellectual property rights, we may initiate litigation against third parties, such as breach of contract, infringement suits or interference proceedings. Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages, and could limit our ability to use or offer certain technologies, products, or other intellectual property. Any intellectual property claims, with or without merit, could be expensive, take significant time and divert management’s attention from other business concerns. Successful challenges against us could require us to modify or discontinue our use of products, technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition, and operating results.
Operational Risks
The economic and political conditions of the countries and regions in which we operate could have an adverse impact on our business, financial condition, operating results, liquidity, and prospects for growth.
Our operations in countries undergoing political change or experiencing economic instability are subject to uncertainty and risks that could materially adversely affect our business. These risks include, particularly but not limited to in emerging markets, the possibility we would be subject to undeveloped or evolving legal systems, unstable governments and economies, impacts from geopolitical conflicts, and potential governmental actions affecting the flow of goods, services, currency and particular sectors or entities.
We may not realize all of the expected benefits from our restructuring plan and other operational improvement initiatives.
In 2023, we initiated a three-year restructuring program, Accelerating Aon United Program (the “Program”). The Program is intended to streamline our technology infrastructure, optimize our leadership structure and resource alignment, and reduce our real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation costs. The Program is currently expected to result in cumulative costs of approximately $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges.
We estimate that our annualized savings from the Program will be approximately $450 million by the end of 2027. Actual total costs, savings and timing may continue to vary from these estimates due to changes in the scope or assumptions underlying the Program and other operational improvement initiatives. We therefore cannot assure that we will achieve the targeted savings. Unanticipated costs or unrealized savings in connection with the Program and other operational improvement initiatives could adversely affect our consolidated financial statements.
Our success depends on our ability to retain, attract and develop experienced and qualified personnel, including our senior management team and other personnel.
We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy, as well as the colleagues who are critical to developing and retaining client relationships. The unexpected loss of services of any of these senior leaders could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Additionally, competition for professional personnel remains intense, and competitors are using increasingly aggressive measures to recruit professional talent in our industry. We are constantly working to attract, develop, and retain these professionals. If we cannot successfully do so, our business, operating results, and financial condition could be adversely affected. We have been and may continue to be involved in disputes and litigation in connection with our efforts to retain and hire personnel, which can be disruptive to our business, distractive to management, costly, and may expose us to potential liability for monetary damages or reputational damage. If our succession and long-term compensation plans and programs for our senior management team and critical colleagues do not operate effectively or we are required to change these plans or programs, our business could be adversely affected.
We strive to maintain an equitable work environment that unlocks the full potential of all of our personnel. This includes our focus on colleague wellness, mental health and belonging, and building a flexible work environment that meets colleague and client needs. If we are unsuccessful in maintaining such a work environment or adapting to colleague needs or expectations, we could experience difficulty attracting and retaining personnel, which could have a negative impact on our business.
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
•greater difficulties in collecting accounts receivable;
•insufficient demand for our services in certain jurisdictions;
•our ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;
•difficulties in transitioning operations from one country to another without interruption or reduction in the quality of those operations;
•attracting, identifying and retaining qualified personnel in the countries in which we operate;
•the reliance on or use of third parties to perform services on behalf of the Company;
•disparate tax regimes;
•restrictions on the import and export of technologies; and
•trade barriers, trade wars, tariffs or trade sanctions.
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
Certain of our businesses collect premiums from insureds and remit the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are then remitted to the insureds. Consequently, at any given time, we may be holding and managing funds of our clients. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, errors relating to transaction processing, or cybersecurity events or security breaches. Our business could also be negatively impacted in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.
In connection with the implementation of our corporate strategies and initiatives, we face risks associated with, among others, the acquisition or disposition of businesses, the integration and development of acquired businesses, and the entry into new lines of business or products.
In pursuing our corporate strategy, we often acquire other businesses or dispose of or exit businesses we currently own and we routinely are actively engaged in the process of identifying, analyzing, and negotiating possible transactions. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms, secure regulatory approval of transactions where required, complete transactions and, in the case of acquisitions, successfully integrate them into our existing businesses and culture. If we are unable to identify appropriate acquisition targets, or if our competitors are more successful in identifying acquisition targets at favorable valuations, we may fail to achieve desired strategic goals, capabilities and efficiencies, and our results of operations may be adversely affected. If a proposed transaction is not consummated, the time and resources spent pursuing it could adversely impact employees, clients and shareholders and the failure to consummate a proposed transaction could result in payment of termination fees and reimbursement of expenses, reputational harm, disputes and litigation and missed opportunities to locate and acquire other businesses. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies, and we could incur unexpected or significant costs in connection with integration. Furthermore, integration of acquisitions, including the NFP acquisition, could divert management’s attention from other business concerns and involve inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of a given acquisition or otherwise negatively impact our business. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, will not be subject to post-closing liabilities, obligations or restrictions, will be able to reduce overhead related to the divested assets, or will realize the intended benefits of the disposition.
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
Risks Related to Technology, Cybersecurity, Data
We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption due to a breach in the security of our information technology systems could have a negative impact on our reputation, operations, sales, and operating results.
We rely on the efficient, uninterrupted, and secure operation of complex information technology systems and networks, some of which are within the Company and some of which are outsourced to third parties. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to cyber-attacks, malicious or destructive code, ransomware, social engineering attacks, generative artificial intelligence and deepfake attacks, denial of service attacks, data and security breaches, and unauthorized access or improper actions by third parties with whom we engage, insiders or employees. We are at risk of attack by a growing list of adversaries through new and increasingly sophisticated methods of attack, including methods that take advantage of remote work scenarios and evolving geopolitical risks. Because the techniques used to obtain unauthorized access or sabotage systems change frequently , we may be unable to anticipate these techniques, implement and maintain adequate preventative measures, or detect respond, and if required, disclose to third parties quickly enough in the event of an incident or attack. We regularly experience social engineering attempts, and increasingly sophisticated attempted attacks to our systems and networks, certain of which have been successful and have resulted in unauthorized access to our systems and data. Aon has from time to time experienced cybersecurity incidents, such as malicious or destructive code, unauthorized parties gaining access to our information technology systems, ransomware incidents, data loss via malicious and non-malicious methods, and similar incidents, which to date have not had a material impact on our business. If we are unable to efficiently and effectively maintain and upgrade our system safeguards, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access. Aon has from time-to-time experienced and may experience in the future problems with the information technology systems of vendors, including breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, difficulties in the migration of services or data to third parties or the cloud hosted by third parties, cyber-attacks, and security breaches, any of which could adversely affect our ability to deliver products and services to customers and otherwise conduct business. Additionally, we are a global and acquisitive organization and we therefore may not adequately identify weaknesses in certain of our information systems, including those of targets we acquire, which could expose us to unexpected liabilities and fines or make our own systems more vulnerable to attack. These types of incidents affecting us, our clients, insurance carriers, vendors, or other third-parties could result in intellectual property or other confidential information being lost or stolen, including client or employee personal information or company data.
We have implemented various measures to manage our risks related to system and network security and disruptions, but a security breach or a significant or extended disruption in the functioning of our information technology systems could damage our reputation, cause us to lose clients, adversely impact our operations, sales, and operating results, and require us to incur significant expense (in connection with incident response, remediation efforts, or otherwise) and divert resources to address and remediate or otherwise resolve such issues. Additionally, in order to maintain the level of security, service, and reliability that our clients require, we may be required to make significant additional investments in our information technology systems.
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
Regulation in the areas of data privacy, data protection, data management, data transfer, data localization, artificial intelligence, and cybersecurity could increase our costs and affect or limit our business opportunities.
In many jurisdictions, including in the E.U. and the U.S., we are subject to laws and regulations relating to the collection, use, retention, security, and transfer of the confidential information of third parties, including our clients’ and employees’ confidential information. These laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which we provide services both in terms of substance and enforceability. This makes compliance challenging and expensive. In addition, many privacy laws and related rules and regulations require us to provide individuals with information on how their personal data is used within Aon or collected from our websites. Additionally, certain jurisdictions’ regulations include notice provisions that may require us to inform affected clients or employees, or the applicable regulatory authority, in the event of a breach of confidential information before we fully understand or appreciate the extent of the breach. These disclosure and notice provisions present operational challenges and related risk. In particular, there have been a number of recently adopted privacy laws around the globe including but not limited to significant privacy rulings in the E.U., which have imposed significant changes to the way companies export personal data. New guidance issued by regulators has and will continue to require significant time and resources to implement and may require significant effort to review changes to IT systems and transfer methods. Non-compliance with new and existing laws could result in proceedings against us by governmental entities or others and additional costs in connection therewith. We expect additional jurisdictions to continue to adopt new regulations in these areas and that existing regulations may be amended as governments continue to legislate in respect of personal data. We have incurred expenses and devoted resources, and will continue to incur expenses and devote resources, to bring our practices into compliance with these regulations and future regulations. Our failure to comply with or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability, proceedings or fines against us by governmental entities or others, or impair our reputation in the marketplace. Further, regulatory initiatives in these areas are more frequently including provisions allowing authorities to impose substantial fines and penalties, and therefore, failure to comply could also have a significant financial impact.
A growing number of jurisdictions, particularly in the E.U. and U.S., have introduced and enacted laws and regulations regarding the responsible development and use of artificial intelligence and similar tools. These new regulations and any subsequent laws or regulations may present additional complexity and risk to our business, particularly but not limited to where these laws overlap with privacy laws designed to protect individuals.
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
As an Irish public limited company, certain capital structure decisions regarding the Company require the approval of shareholders, which may limit the Company’s flexibility to manage its capital structure.
Irish law generally provides that a board of directors may allot and issue shares (or rights to subscribe for or convert into shares) if authorized to do so by a company’s constitution or by an ordinary resolution of shareholders. Such authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. The Company’s constitution originally authorized our directors to allot shares up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. The Company’s shareholders passed resolutions at the Company’s annual general meetings of shareholders held on June 21, 2024, and June 27, 2025 to ultimately extend such authority to allot and issue, or grant rights to acquire, such number of shares up to approximately twenty percent of the Company’s issued share capital as of April 11, 2025, with such authority expiring on December 27, 2026. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter.
Irish law also generally provides shareholders with statutory pre-emption rights when new shares are issued for cash. However, it is possible for such statutory pre-emption rights to be dis-applied in a company’s constitution or by a special resolution of shareholders. The Company’s constitution originally dis-applied statutory pre-emption rights up to the maximum of the Company’s authorized but unissued share capital for a period of five years from March 31, 2020. The Company’s shareholders passed a resolution at the Company’s most recent annual general meeting of shareholders renewing such authority until December 27, 2026, to (i) allot and issue, or grant rights to acquire, shares for cash in connection with a rights issue in favor of the holders of shares where the shares (or rights to acquire shares) attributable to such holders are proportional to the respective number of shares held by them; and (ii) otherwise, for up to approximately twenty percent of the Company’s issued share capital as of April 11, 2025. This dis-application will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter.
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
While it is our intention to maintain a sufficient level of distributable profits in order to pay dividends on our ordinary shares and make share repurchases, the Company may be unable to maintain the necessary level of distributable profits to do so.
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
Aon strives to protect the personal and confidential data of our clients and our colleagues. To do so, Aon engages in a risk-based approach to adopting and implementing technical, organizational, administrative, and physical safeguards for cybersecurity. One key component to safeguard against risks facing Aon’s technology and security is Aon’s enterprise risk management (“ERM”) program. Aon’s management carries out the daily processes, controls, and practices of the Company’s ERM program, many of which are embedded within our operations, including the identification, assessment, prioritization, and mitigation of cybersecurity risks. Aon uses external service providers, where appropriate, to assess, test or otherwise assist with aspects of its security processes.
The Company’s Board oversees Aon’s ERM program and allocates certain oversight responsibilities to its committees and any sub-committees, as appropriate. The Board has delegated to the Audit Committee the primary responsibility for the oversight of the Company’s ERM program. The Audit Committee also has primary responsibility for the oversight of cybersecurity risk and engages in regular discussion with management regarding cybersecurity and privacy risk mitigation and incident management, including risks arising from the use of artificial intelligence. Cybersecurity matters are an important focus of our Board’s oversight of risk. The Company’s management, including the Chief Information Security Officer (“CISO”), regularly presents (no less than twice annually) to the Audit Committee of the Board regarding cybersecurity matters. Members of senior management attend Board and committee meetings to address any questions or concerns raised by the Board related to risk management, including those relating to cybersecurity, and any other matters.
In addition, Aon maintains a Global Cybersecurity Services (“GCS”) organization, led by the CISO, with dedicated cybersecurity personnel responsible for protecting Aon’s information and information systems. Aon’s CISO reports to Aon’s Chief Operating Officer and is an experienced cybersecurity professional, with over 15 years’ experience in information security.
The Company’s Global Emergency Operations Center (“GEOC”) serves as a single point of control, coordination, and communication for protecting Aon's people, property, and information. The GEOC is responsible for triage of all incidents pertaining to the confidentiality, integrity, and availability of customer data. The GEOC monitors threat intelligence reporting and receives alerts and reports from Aon colleagues and IT systems. In coordination with the Global Privacy & Data Trust Office (“GPDTO”) and GCS, the GEOC reports significant cybersecurity incidents to the Cyber Incident Governance Committee (“CIGC”).

The CIGC is comprised of members of management, and is responsible for reviewing significant cybersecurity incidents. The CIGC includes the CISO, the Chief Privacy and Data Trust Officer, and other representatives from the Company’s GPDTO and GCS, as well as leaders from the Company’s operations, Risk Management, Law & Compliance, Controllership, Internal Audit, and Communications functions. The CIGC reviews and assesses cybersecurity incidents and is responsible for coordinating the mitigation and remediation of such incidents.
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
Aon has established a third-party risk governance program that creates guidelines for selecting and managing its suppliers, including assessing of their operational capabilities, adherence to the Company’s data security requirements, and technical, organizational, and physical safeguards. Contractual requirements and periodic reviews are designed to promote compliance with Aon’s security requirements. Aon’s GPDTO and Law & Compliance department work with business units to incorporate appropriate controls into supplier contracts.
The Company’s controls are designed to align to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework . This does not imply that we meet any particular technical standards, specifications or requirements at all times but that the aforementioned frameworks help us identify, assess, and manage cybersecurity risks relevant to our business. We also maintain insurance to provide protection against certain losses that may be associated with a cybersecurity breach or data privacy event, although our coverage may not be sufficient to offset all losses arising from such events.
We use the aforementioned risk-based approach to cybersecurity to promote accountability for all of our functions across our businesses as well as our third parties to monitor for and prevent any adverse consequences from cybersecurity risks. These risks are continuously evolving, and our program is designed to evaluate these risks on an ongoing basis.
Item 2.    Properties
We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 15 George's Quay, Dublin 2, Ireland, where we occupy approximately 29,000 square feet of space under an operating lease agreement that expires in 2044. The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates
165 Broadway, New York, New York	204,000	2028
200 E. Randolph Street, Chicago, Illinois	191,000	2031
122 Leadenhall Street, London, England	178,000	2034
As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. As part of our AAU restructuring program, we are reducing our real estate footprint to align with our hybrid working strategy. See Note 9 “Lease Commitments” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2025.
Item 3.    Legal Proceedings
We hereby incorporate by reference Note 16 “Claims, Lawsuits, and Other Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.
Item 4.    Mine Safety Disclosure
Not applicable.

Information about our Executive Officers
The executive officers of Aon, as of February 13, 2026 unless otherwise noted, their business experience during a period of the last five years or longer, and their ages and positions held are set forth below.

Name	Age	Position
Gregory C. Case	63	President and Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005 and assumed the additional title of President in March 2025. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, a global management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey’s Global Insurance Practice and was a member of McKinsey’s governing Shareholders’ Council. Prior to joining McKinsey, Mr. Case worked for the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.
Anne Corona	48	CEO, Enterprise Clients and Global Chief Commercial Officer. Ms. Corona was named Chief Executive Officer, Enterprise Clients and Global Chief Commercial Officer in December 2024. Ms. Corona previously held several leadership roles since joining Aon in 2000, including CEO, Asia Pacific immediately prior to her appointment; President of Aon’s Financial Services Group; and Chief of Staff for the office of the global CEO.
David DeBrunner	59	Chief Accounting Officer and Global Controller. Mr. DeBrunner joined Aon as Chief Accounting Officer and Global Controller in September 2025. Before joining Aon, Mr. DeBrunner served as Vice President, Controller and Chief Accounting Officer of Ally Financial Inc., a bank holding company. Prior to joining Ally, Mr. DeBrunner was Senior Vice President and Corporate Controller at Fifth Third Bancorp.
Lori Goltermann	59	CEO, Regions and North America. Ms. Goltermann became CEO, Regions and North America in March 2024. Ms. Goltermann previously held a variety of roles at Aon since joining in 1993, including CEO, Global Enterprise Clients, and CEO of Aon’s U.S. Commercial Risk and Health Solutions businesses; and CEO, U.S. Health Solutions practice.
Andy Marcell	58	CEO, Global Solutions. Mr. Marcell was named Chief Executive Officer, Global Solutions, in June 2025. Prior to this Mr. Marcell held several leadership roles since joining Aon in 2015, including as CEO of Global Reinsurance Solutions from 2018 to 2023, and as CEO of Risk Capital from 2023 until June 2025.
Edmund Reese	51	Chief Financial Officer. Mr. Reese became Chief Financial Officer of the Company in July 2024. Prior to joining Aon, Mr. Reese served as the Corporate Vice President, Chief Financial Officer of Broadridge Financial Solutions, Inc., a financial technology and services provider, since 2020. Mr. Reese joined Broadridge from American Express Company, a bank holding company and financial services provider, where he most recently served as Senior Vice President and CFO of the Global Consumer Services Group since April 2019.
Mindy Simon	49	Chief Operating Officer. Ms. Simon joined Aon as Chief Operating Officer in October 2022. Prior to joining Aon, Ms. Simon served as Chief Information Officer for Conagra Brands since June 2017. Prior to her role as Chief Information Officer, Ms. Simon held a variety of roles in finance and information technology with Conagra Brands since joining the company in 2000, including serving as VP Global Business Services from January 2016 to June 2017, and VP Information Technology from 2008 to 2016.
Lisa Stevens	55	Chief Administrative Officer. Ms. Stevens joined Aon in December 2018 as Global Executive Vice President and was named as Chief People Officer in October 2019 and Chief Administrative Officer in July 2024. Prior to joining Aon, Ms. Stevens held a variety of roles during her 29-year career at Wells Fargo, most recently as Executive Vice President where she led the Western Region for the Community Bank.
Darren Zeidel	54	General Counsel and Company Secretary. Mr. Zeidel was named General Counsel and Company Secretary in July 2019. Prior to this Mr. Zeidel held several leadership roles with Aon, including as Deputy General Counsel immediately prior to his appointment; Global Chief Counsel - Corporate, Retirement & Investment and Health Exchanges from 2017 to 2019; and Global Chief Counsel of Aon Hewitt upon joining Aon in 2012 to 2017. Before this Mr. Zeidel worked for Honeywell, where he held business segment general counsel roles in the aerospace strategic business unit and at Honeywell UOP LLC. Mr. Zeidel began his career as an Associate in the Mergers and Acquisitions group in the New York office of Skadden, Arps, Slate, Meagher & Flom LLP.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A ordinary shares, $0.01 nominal value per share, are traded on the NYSE under the trading symbol AON.
In February 2026, Aon paid a quarterly cash dividend of $0.745 per share. The declaration of future cash dividends is at the discretion of our Board of Directors and will depend upon our future earnings, liquidity, cash flows, capital allocation, financial conditions, and other factors.
On February 12, 2026 the last reported sale price of our ordinary shares as reported by the NYSE was $314.49 per share. We have approximately 448 holders of record of our class A ordinary shares as of February 12, 2026.
The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during each month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
10/1/25 – 10/31/25	236,345	$352.58	236,345	$1,483,944,827
11/1/25 – 11/30/25	222,500	$347.58	222,500	$1,406,609,003
12/1/25 – 12/31/25	256,373	$348.45	256,373	$1,317,276,106
	715,218	$349.54	715,218	$1,317,276,106
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
We did not make any unregistered sales of equity in 2025.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF 2025 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our 2025 financial results:
•Revenue increased $1.5 billion, or 9%, to $17.2 billion, reflecting 6% organic revenue growth, driven by net new business and ongoing strong retention and acquired revenues from NFP. Risk Capital revenue increased $773 million, or 7%, to $11.3 billion and Human Capital revenue increased $698 million, or 13%, to $5.9 billion in 2025 compared to 2024.
•Operating expenses increased $1.0 billion, or 8%, to $12.8 billion in 2025 due primarily to the inclusion of NFP’s operating expenses and an increase in expenses associated with 6% organic revenue growth, partially offset by $160 million of additional net restructuring savings and lower NFP transaction- and integration-related expense. Risk Capital operating expenses increased $629 million, or 9%, to $7.9 billion and Human Capital operating expenses increased $431 million, or 11%, to $4.5 billion in 2025 compared to 2024.
•Operating margin increased to 25.3% in 2025 from 24.4% in 2024, driven primarily by organic revenue growth of 6% and $160 million of net restructuring savings, partially offset by an increase in operating expenses as previously described, the addition of NFP and lower fiduciary investment income. Risk Capital operating margin decreased to 30.4% in 2025 from 31.3% in 2024 and Human Capital operating margin increased to 23.9% in 2025 from 21.9% in 2024.
•Due to the factors set forth above, as well as the $1.2 billion gain from the disposal of the NFP Wealth business, net income was $3.8 billion in 2025, an increase of $1.0 billion, or 38%, from 2024.
•Diluted earnings per share was $17.02 per share in 2025 compared to $12.49 per share in the prior year period.
•Cash flows provided by operating activities was $3.5 billion in 2025, an increase of $446 million, or 15%, from $3.0 billion in 2024, due primarily to strong adjusted operating income growth and lower NFP-related transaction costs, partially offset by working capital headwinds.
We focus on four key metrics that are not presented in accordance with U.S. GAAP, which we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, our Consolidated Financial Statements. The following is our measure of performance against these four metrics for 2025:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% in both 2025 and 2024, driven by net new business and ongoing strong retention, as well as positive net market impact.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 32.4% in 2025, compared to 31.5% in the prior year. The increase in adjusted operating margin primarily reflects organic revenue growth of 6%, $160 million of additional net restructuring savings and a decrease in incentive compensation, partially offset by the addition of NFP, an increase in operating expenses as previously described and lower fiduciary investment income. Risk Capital adjusted operating margin decreased to 34.3% in 2025 from 34.6% in 2024 and Human Capital adjusted operating margin increased to 32.2% in 2025 from 29.5% in 2024.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $17.07 per share in 2025, an increase of $1.47 per share, or 9%, from $15.60 per share in 2024.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $3.2 billion in 2025, an increase of $401 million, or 14%, from $2.8 billion in 2024, reflecting an increase in cash flows from operations, partially offset by a $45 million increase in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results are as follows (in millions):

	Years Ended December 31
	2025	2024	2023
Revenue
Total revenue	$17,181	$15,698	$13,376
Expenses
Compensation and benefits	8,985	8,283	6,902
Information technology	568	539	534
Premises	337	325	294
Depreciation of fixed assets	188	183	167
Amortization and impairment of intangible assets	778	503	89
Other general expense	1,616	1,641	1,470
Accelerating Aon United Program expenses	365	389	135
Total operating expenses	12,837	11,863	9,591
Operating income	4,344	3,835	3,785
Interest income	19	67	31
Interest expense	(815)	(788)	(484)
Other income (expense)	1,211	348	(163)
Income before income taxes	4,759	3,462	3,169
Income tax expense	1,009	742	541
Net income	3,750	2,720	2,628
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	55	66	64
Net income attributable to Aon shareholders	$3,695	$2,654	$2,564
Diluted net income per share attributable to Aon shareholders	$17.02	$12.49	$12.51
Weighted average ordinary shares outstanding - diluted	217.1	212.5	205.0
Our segment results are as follows (in millions):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2025	2024	2025	2024	2025	2024	2025	2024
Revenue
Total revenue	$11,290	$10,517	$5,907	$5,209	$(16)	$(28)	$17,181	$15,698
Expenses
Compensation and benefits	5,832	5,417	3,060	2,739	93	127	8,985	8,283
Information technology	372	368	186	168	10	3	568	539
Premises	216	215	116	110	5	—	337	325
Other expenses (2)	1,434	1,225	1,135	1,049	378	442	2,947	2,716
Total operating expenses	7,854	7,225	4,497	4,066	486	572	12,837	11,863
Operating income	$3,436	$3,292	$1,410	$1,143	$(502)	$(600)	$4,344	$3,835
Operating margin	30.4%	31.3%	23.9%	21.9%			25.3%	24.4%
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

Consolidated and Segment Results for 2025 Compared to 2024
Revenue
Total revenue increased $1.5 billion, or 9%, to $17.2 billion in 2025, compared to $15.7 billion in 2024, reflecting 6% organic revenue growth, acquired revenues from NFP, and a favorable impact from foreign currency translation. Risk Capital revenue increased $773 million, or 7%, to $11.3 billion and Human Capital revenue increased $698 million, or 13%, to $5.9 billion.
Risk Capital
Commercial Risk Solutions revenue increased $636 million, or 8%, to $8.5 billion in 2025, compared to $7.9 billion in 2024. Organic revenue growth was 6% in 2025, reflecting strong growth in North America and EMEA, driven by net new business and ongoing strong retention. Performance was highlighted by strong growth in U.S. core P&C and double-digit increases in M&A services and construction. Market impact was modestly positive.
Reinsurance Solutions revenue increased $137 million, or 5%, to $2.8 billion in 2025, compared to $2.7 billion in 2024. Organic revenue growth was 6% in 2025, reflecting growth in treaty, driven by net new business and strong retention, strength in facultative placements, and double-digit growth in insurance-linked securities. Results were partially offset by slightly unfavorable market impact in the year.

Human Capital
Health Solutions revenue increased $504 million, or 15%, to $3.8 billion in 2025, compared to $3.3 billion in 2024. Organic revenue growth was 5% in 2025, reflecting strong growth globally in core health and benefits brokerage, driven by net new business and ongoing strong retention.
Wealth Solutions revenue increased $194 million, or 10%, to $2.1 billion in 2025, compared to $1.9 billion in 2024. Organic revenue growth was 5% in 2025 reflecting growth in both Investments and Retirement. Growth in Investments was driven by net asset inflows and market performance and includes the impact of strong organic revenue growth from the divested NFP Wealth business, as defined in Liquidity and Financial Condition, until classified as held for sale in September 2025. Growth in Retirement was driven by continued strong demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change.
Compensation and Benefits
Compensation and benefits increased $702 million, or 8%, in 2025 compared to 2024. The increase was primarily driven by the inclusion of operating expenses from NFP and an increase in expenses associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $29 million, or 5%, in 2025 compared to 2024. The increase was primarily due to the inclusion of ongoing operating expenses from NFP and an increase in expenses associated with 6% organic revenue growth, partially offset by savings from Accelerating Aon United restructuring actions.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, increased $12 million, or 4%, in 2025 compared to 2024 due primarily to the inclusion of operating expenses from NFP, partially offset by savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, computer equipment, leasehold improvements, furniture, fixtures and equipment, buildings, and vehicles. Depreciation of fixed assets increased $5 million, or 3%, in 2025 compared to 2024, due primarily to an increase in fixed assets acquired from NFP.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based tradename assets, and technology. Amortization and impairment of intangibles increased $275 million, or 55%, in 2025 compared to 2024 due primarily to an increase in intangible assets acquired from NFP.

Other General Expenses
Other general expenses decreased $25 million, or 2%, in 2025 compared to 2024. The decrease was due primarily to lower transaction- and integration-related expenses and non-recurring gains including sales of portfolios, partially offset by the inclusion of operating expenses from NFP.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses were $365 million in 2025 compared to $389 million in 2024, reflecting restructuring charges associated with the AAU Program announced in the third quarter of 2023, relating to workforce optimization, technology and other costs, and asset impairments.
Total Operating Expenses and Operating Income
Total operating expenses increased $1.0 billion, or 8%, to $12.8 billion in 2025, due primarily to the inclusion of NFP’s operating expenses and an increase in expenses associated with 6% organic revenue growth, partially offset by $160 million of net restructuring savings and lower NFP transaction- and integration-related expense. Due to the factors impacting revenue and operating expenses set forth above, total operating income increased $509 million, or 13%, to $4.3 billion in 2025.
Risk Capital total operating expenses increased $629 million, or 9% to $7.9 billion in 2025. The increase was primarily due to an increase in compensation and benefits and an increase in other expenses. The increase in compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expenses associated with 6% organic revenue growth in both Commercial Risk Solutions and Reinsurance Solutions, partially offset by restructuring savings. The increase in other expenses is primarily due to increased amortization and impairment of intangible assets acquired from NFP. Due to the factors set forth above, Risk Capital operating income increased $144 million, or 4%, to $3.4 billion in 2025.
Human Capital total operating expenses increased $431 million, or 11% to $4.5 billion in 2025. The increase was primarily due to an increase in compensation and benefits and an increase in other expenses. The increase in compensation and benefits is due to the inclusion of operating expenses from NFP and an increase in expenses associated with 5% organic revenue growth in both Health Solutions and Wealth Solutions. The increase in other expenses is primarily due to increased amortization and impairment of intangible assets acquired from NFP. Due to the factors set forth above, Human Capital operating income increased $267 million, or 23%, to $1.4 billion in 2025.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. Interest income was $19 million in 2025, a decrease of $48 million, or 72%, from 2024, primarily reflecting interest earned on the investment of $5 billion of term debt proceeds in 2024, which were ultimately used to fund the acquisition of NFP.
Interest Expense
Interest expense, which represents the cost of our debt obligations and net interest expense on operating cash balances and other income-producing investments, was $815 million in 2025, an increase of $27 million, or 3%, from 2024. The increase was driven primarily by an increase in average total debt outstanding.
Other Income (Expense)
Other income was $1.2 billion in 2025, compared to other income of $348 million in 2024. The increase was primarily due to gain on the sale of businesses, particularly the NFP Wealth business sold in the fourth quarter.
Income before Income Taxes
Income before income taxes increased $1.3 billion, or 37% to $4.8 billion in 2025, compared to $3.5 billion in the prior year.
Income Taxes
The effective tax rate on net income was 21.2% in 2025 and 21.4% in 2024.
The 2025 tax rate was driven by the geographical distribution of income, including an unfavorable impact from the gain on sale of a business. In addition, the tax rate was impacted by certain discrete items, including the tax benefit associated with the sale of certain assets and liabilities and share-based payments partially offset by the unfavorable impact of other discrete items.

The 2024 tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impacts of share-based payments and the unfavorable impact of other discrete items.
Ireland, the U.K., Singapore, and many E.U. member states, among others, have enacted legislation to implement the global minimum tax that is generally consistent with the OECD’s proposed Pillar Two tax regime. There remains significant uncertainty, however, as to how Pillar Two applies to the Company in prior years and how its application may change in future years. The OECD has issued numerous guidance documents attempting to change how Pillar Two operates, subject to enactment by each implementing country, and the OECD may issue additional guidance in the future. The Company is actively monitoring developments in this area and continues to evaluate the guidance and the potential impacts this may have on its global effective tax rate, results of operations, cash flows, and financial condition in 2026 and future periods.
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders increased $1.0 billion to $3.7 billion, or $17.02 per diluted share, in 2025, compared to $2.7 billion, or $12.49 per diluted share, in 2024.
Consolidated Results for 2024 Compared to 2023
We have elected not to include a discussion of our consolidated results for 2024 compared to 2023 in this report in reliance upon Instruction 1 to Item 303(b) of Regulation S-K. This discussion can be found in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025.
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
Organic Revenue Growth
We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from ongoing operations. Organic revenue growth is a non-GAAP measure that includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior year period), divestitures (including held for sale disposal groups, which are adjusted from organic revenue growth upon classification as held for sale, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges. This supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, Total revenue in our Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. A reconciliation of this non-GAAP measure to the reported Total revenue is as follows (in millions, except percentages):

	Twelve Months Ended December 31,
(millions)	2025	2024	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$8,497	$7,861	8%	1%	—%	1%	6%
Reinsurance Solutions	2,793	2,656	5	—	(1)	—	6
Human Capital Revenue:
Health Solutions	3,839	3,335	15	—	—	10	5
Wealth Solutions	2,068	1,874	10	1	—	4	5
Eliminations	(16)	(28)	N/A	N/A	N/A	N/A	N/A
Total revenue	$17,181	$15,698	9%	1%	—%	2%	6%

	Twelve Months Ended December 31,
(millions)	2024	2023	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$7,861	$7,043	12%	—%	—%	7%	5%
Reinsurance Solutions	2,656	2,481	7	—	1	(1)	7
Human Capital Revenue:
Health Solutions	3,335	2,433	37	—	—	31	6
Wealth Solutions	1,874	1,431	31	1	—	23	7
Eliminations	(28)	(12)	N/A	N/A	N/A	N/A	N/A
Total revenue	$15,698	$13,376	17%	—%	—%	11%	6%
(1)Currency impact represents the effect on prior year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the twelve months ended December 31, 2025, 2024, and 2023 was $271 million, $315 million, and $274 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior-year period), divestitures (including held for sale disposal groups, which are adjusted from Organic revenue growth upon classification as held for sale, if any), transfers between revenue lines, and gains or losses on derivatives accounted for as hedges.
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
A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions, except percentages):

	Twelve Months Ended December 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2025	2024	2025	2024	2025	2024	2025	2024
Revenue	$11,290	$10,517	$5,907	$5,209	$(16)	$(28)	$17,181	$15,698

Operating income	$3,436	$3,292	$1,410	$1,143	$(502)	$(600)	$4,344	$3,835
Amortization and impairment of intangible assets	354	211	424	292	—	—	778	503
Change in the fair value of contingent consideration	—	6	22	21	—	—	22	27
Accelerating Aon United Program expenses (2)	82	114	16	27	267	248	365	389
Legal settlements (3)	(23)	—	—	—	—	—	(23)	—
Transaction and integration costs (4)(5)	22	12	33	53	22	120	77	185
Adjusted operating income	$3,871	$3,635	$1,905	$1,536	$(213)	$(232)	$5,563	$4,939
Operating margin	30.4%	31.3%	23.9%	21.9%			25.3%	24.4%
Adjusted operating margin	34.3%	34.6%	32.2%	29.5%			32.4%	31.5%
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
(4)Transaction costs include advisory, legal, accounting, regulatory, and other professional or consulting fees required to complete the NFP Transaction. No transaction costs were recognized for the twelve months ended December 31, 2025. For the twelve months ended December 31, 2024, $90 million of transaction costs were recognized in Total operating expenses and $6 million were recognized in Other income (expense) related to the extinguishment of acquired NFP debt.

(5)The NFP Transaction has and will continue to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Aon incurred $77 million and $95 million of integration costs in the twelve months ended December 31, 2025 and 2024, respectively.
Risk Capital adjusted operating income increased $236 million, or 6%, to $3.9 billion in 2025. The increase was primarily due to organic revenue growth of 6% in both Commercial Risk Solutions and Reinsurance Solutions and the impact of acquisitions, including NFP, partially offset by increased expenses, including the inclusion of ongoing operating expenses from NFP. Human Capital adjusted operating income increased $369 million, or 24%, to $1.9 billion in 2025. The increase was primarily due to the impact of organic revenue growth of 5% in both Health Solutions and Wealth Solutions and the impact of acquisitions, including NFP, partially offset by increased expenses, including the inclusion of ongoing operating expenses from NFP.
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

A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Year Ended December 31, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$4,344	$1,219	$5,563
Interest income	19	—	19
Interest expense	(815)	—	(815)
Other income (expense) (1)(2)(3)	1,211	(1,307)	(96)
Income before income taxes	4,759	(88)	4,671
Income tax expense (4)	1,009	(99)	910
Net income	3,750	11	3,761
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	55	—	55
Net income attributable to Aon shareholders	$3,695	$11	$3,706

Diluted net income per share attributable to Aon shareholders	$17.02	$0.05	$17.07
Weighted average ordinary shares outstanding - diluted	217.1	—	217.1
Effective tax rates (4)	21.2%		19.5%

	Year Ended December 31, 2024
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,835	$1,104	$4,939
Interest income	67	—	67
Interest expense	(788)	—	(788)
Other income (expense) (1)(2)(3)(5)	348	(335)	13
Income before income taxes	3,462	769	4,231
Income tax expense (4)	742	107	849
Net income	2,720	662	3,382
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	66	—	66
Net income attributable to Aon shareholders	$2,654	$662	$3,316

Diluted net income per share attributable to Aon shareholders	$12.49	$3.11	$15.60
Weighted average ordinary shares outstanding — diluted	212.5	—	212.5
Effective tax rates (4)	21.4%		20.1%
(1)For the twelve months ended December 31, 2025 and 2024, Other income was $1,211 million and $348 million, respectively. Adjusted other expense for the twelve months ended December 31, 2025 was $96 million compared to Adjusted other income of $13 million for the twelve months ended December 31, 2024.
(2)Adjusted other income (expense) excluded gains related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. During the twelve months ended December 31, 2025 and 2024, the Company recognized gains of $108 million and $84 million, respectively.
(3)Adjusted other income (expense) for the twelve months ended December 31, 2025 excluded gains from the disposal of NFP Wealth business totaling $1,199 million. Adjusted other income (expense) for the twelve months ended December 31, 2024 excluded gains from disposal of $257 million related to the sale of a business.
(4)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with changes in the fair value of contingent consideration, certain legal settlements, Accelerating Aon United Program expenses, certain transaction and integration costs related to the acquisition of NFP, certain gains from dispositions, and deferred consideration from a prior-year sale of business, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(5)Adjusted other income (expense) excluded $6 million of debt extinguishment charges related to the repayment of NFP debt, which is considered a transaction related cost incurred in the second quarter of 2024.

Free Cash Flow
We use free cash flow, defined as cash flows provided by operations less capital expenditures, as a non-GAAP measure of our core operating performance and cash generating capabilities of our business operations. This supplemental information related to free cash flow represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, cash provided by operating activities in our Consolidated Financial Statements. Management believes the supplemental information related to free cash flow is helpful to investors when evaluating our operating performance and liquidity results. The use of this non-GAAP measure does not imply or represent the residual cash flow for discretionary expenditures. A reconciliation of this non-GAAP measure to the reported Cash provided by operating activities is as follows (in millions):

	Years Ended December 31
	2025	2024
Cash provided by operating activities	$3,481	$3,035
Capital expenditures	(263)	(218)
Free cash flow	$3,218	$2,817
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
Currency fluctuations had an unfavorable impact of $0.03 on net income per diluted share during the year ended December 31, 2025 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.11 on net income per diluted share during the year ended December 31, 2024, if 2023 results were translated at 2024 rates.
Currency fluctuations had an unfavorable impact of $0.01 on adjusted diluted earnings per share during the year ended December 31, 2025 if prior year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.12 on adjusted diluted earnings per share during the year ended December 31, 2024, if 2023 results were translated at 2024 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Consolidated Financial Statements.

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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $7.4 billion and $7.2 billion at December 31, 2025 and 2024, respectively, and fiduciary receivables of $10.5 billion and $10.3 billion at December 31, 2025 and 2024, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain multi-currency cash pools with third-party banks in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At December 31, 2025, some Aon entities had negative cash balances; however, the overall balance was positive. Entities with a negative cash pool position incur interest expense, while those with a positive position earn interest income. Interest rates are determined by local market conditions and vary by currency. For the period, if interest expense on negative cash pool balances exceeds interest income associated with positive cash pool balances, as well as other income-producing assets, the net amount is reported as interest expense for both the quarterly and year-to-date periods.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of December 31, 2025 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,195	$—	$3,983	$5,178
Money market funds	—	1,603	3,395	4,998
Cash, Short-term investments, and funds held on behalf of clients	1,195	1,603	$7,378	10,176
Fiduciary receivables	—	—	10,511	10,511
Total	$1,195	$1,603	$17,889	$20,687

Cash and cash equivalents and funds held on behalf of clients increased $240 million in 2025 compared to 2024. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Years Ended December 31
	2025	2024
Cash provided by operating activities	$3,481	$3,035
Cash provided by (used for) investing activities	$286	$(2,833)
Cash provided by (used for) financing activities	$(4,205)	$796
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	$678	$(387)
Net increase in cash and cash equivalents and funds held on behalf of clients	$240	$611
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2025 was $3.5 billion, an increase of $446 million compared to $3.0 billion of Cash flows provided by operating activities in the prior year. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital, that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $99 million for the year ended December 31, 2025, as compared to $58 million for the year ended December 31, 2024. In 2026, we expect to contribute approximately $93 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
Accelerating Aon United Program Expenses
In the third quarter of 2023, we initiated a three-year restructuring program called Accelerating Aon United Program (the “Program” or the “AAU Program”) with the purpose of streamlining our technology infrastructure, optimizing our leadership structure and resource alignment, and reducing the real estate footprint to align to our hybrid working strategy. The Program includes technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation and technology costs.
Program charges are recognized within the Program’s expenses on the accompanying Consolidated Statements of Income and consist of the following cost activities:
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
The changes in the Company’s liabilities for the Program as of December 31, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2024	$17	$97	$—	$114
Charges	195	155	15	365
Cash payments	(165)	(132)	—	(297)
Foreign currency translation and other	—	6	—	6
Non-cash charges	(8)	(18)	(15)	(41)
Liability balance as of December 31, 2025	$39	$108	$—	$147
Total costs incurred from inception to date	$335	$455	$99	$889

In the fourth quarter of 2025, the Company increased the expected Program cumulative costs from $1.0 billion to $1.3 billion, where total costs will consist of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. Our Risk Capital segment is expected to incur approximately $300 million of charges, while our Human Capital segment is expected to incur approximately $80 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $450 million by the end of 2027, largely benefiting Compensation and benefits, Information technology, and Premises on the Consolidated Statements of Income. For the year ended December 31, 2025, total Program costs incurred were $365 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. As a result of Program actions taken, the Company realized an additional $160 million of annualized expense savings in 2025, resulting in $270 million of cumulative, annualized expense savings since the beginning of the Program, the majority of which were recognized within Compensation and benefits on the Consolidated Statements of Income.
Investing Activities
Cash flows provided by investing activities were $286 million during the year ended December 31, 2025, an increase of $3.1 billion compared to $2.8 billion of Cash flows used for investing activities in the prior year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $1.4 billion to $1.6 billion at December 31, 2025 as compared to December 31, 2024, primarily reflecting the investment of proceeds from the sale of the NFP Wealth business. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
Total acquisitions completed by the Company for the years ended December 31, 2025 and 2024 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

For the Year Ended December 31	2025	2024
Risk Capital	10	10
Human Capital	8	12
Total	18	22
For the year ended December 31, 2025, cash consideration, net of cash and funds held on behalf of clients acquired, was $394 million, which relates to cash consideration paid in 2025 for current year acquisitions. Due to the timing of the acquisition, the majority of cash consideration for the Griffiths & Armour acquisition, completed in the first quarter of 2025, was recognized as a cash outflow in the fourth quarter of 2024. For the year ended December 31, 2024, cash consideration, net of cash and funds held on behalf of clients acquired, was $3.5 billion, which includes $4 million related to acquisitions completed in 2023.
On October 30, 2025, Aon completed the sale of a significant majority of NFP’s wealth businesses including Wealthspire Advisors, Fiducient Advisors, Newport Private Wealth and related platforms (the “NFP Wealth business”) to Madison Dearborn Partners, LLC. The disposed business was within our Human Capital segment. Total cash proceeds received on closing was $2.3 billion, and a pre-tax gain of $1.2 billion was recognized within Other income (expense) on the Consolidated Statement of Income for the year ended December 31, 2025. The major classes of assets sold included Intangible assets, net of $760 million and Goodwill of $398 million.

Including the disposition of the NFP Wealth business, total dispositions completed by the Company for the years ended December 31, 2025 and 2024 were as follows. Dispositions that impact multiple segments are categorized by the segment primarily impacted.

For the Year Ended December 31	2025	2024
Risk Capital	1	3
Human Capital	3	2
Total	4	5
For the year ended December 31, 2025, cash consideration for dispositions, net of cash and funds held on behalf of clients, was $2.3 billion.
Capital Expenditures
Our additions to fixed assets including capitalized software amounted to $263 million in 2025 and $218 million in 2024, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $4.2 billion during the year ended December 31, 2025, compared to $796 million of Cash flows provided by financing activities in the prior year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as certain payments for deferred and contingent consideration in connection with prior year business acquisitions.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2025	2024
Shares repurchased	2.7	3.1
Average price per share	$365.91	$325.56
Repurchase costs recorded to accumulated deficit	$1,000	$1,000
At December 31, 2025, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $1.3 billion. Under the Repurchase Program, we have repurchased a total of 174.9 million shares for an aggregate cost of approximately $26.2 billion.
Borrowings
In May 2025, Aon Global Limited’s €500 million ($589 million at December 31, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. On January 15, 2026, Aon Global Limited issued an irrevocable notice of redemption to holders of its 2.875% Senior Notes for the redemption of all €500 million outstanding aggregate principal amount of the notes, which were set to mature in May 2026, plus accrued and unpaid interest. The notes will be redeemed in full on February 14, 2026.
In December 2025, Aon Global Limited’s $750 million 3.875% Senior Notes matured and were repaid in full. As of December 31, 2024, the notes were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position.

On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, to repay certain debt of NFP, and to pay related fees and expenses. As of December 31, 2025, the term loan was paid in full.
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
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($736 million at December 31, 2025 exchange rates) under the European Program, not to exceed the amount of our committed credit facilities, which was $2.0 billion at December 31, 2025. The aggregate capacity of the Commercial Paper Programs remain fully backed by our committed credit facilities. Commercial paper activity during the years ended December 31, 2025 and 2024 is as follows (in millions):

	Years Ended December 31
	2025	2024
Total issuances (1)	$4,678	$1,871
Total repayments	(4,702)	(2,462)
Net issuances (repayments)	$(24)	$(591)
(1) The proceeds of the commercial paper issuances were used primarily for short-term working capital needs.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Accumulated deficit). As of December 31, 2025 and December 31, 2024, we had distributable profits in excess of $30.1 billion and $29.7 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facilities
We expect cash generated by operations for the near-term to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.

As of December 31, 2025, we had two primary committed credit facilities outstanding: our $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and our $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of December 31, 2025. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2025.
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
The major rating agencies’ ratings of our debt at February 13, 2026 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
In the fourth quarter of 2025, S&P’s Global Ratings changed our ‘A-’ outlook to Stable, as compared to a Negative outlook, and Moody’s Investor Services changed our ‘Baa2’ outlook to Positive, as compared to a Stable outlook at February 18, 2025 as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $124 million at December 31, 2025, compared to $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $196 million at December 31, 2025, compared to $162 million at December 31, 2024.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2025 are comprised of principal payments on debt, interest payments on debt, operating leases, pension and other postretirement benefit plans, and purchase obligations.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group for the year ended December 31, 2025.
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

Obligor Group
Summarized Statement of Income Information
Year Ended December 31, 2025
Revenue	$—
Operating loss	$(102)
Expense from non-guarantor subsidiaries before income taxes	$(485)
Net loss	$(1,351)
Net loss attributable to Aon shareholders	$(1,351)

Obligor Group
Summarized Statement of Financial Position Information
As of December 31, 2025
Receivables due from non-guarantor subsidiaries	$1,617
Other current assets	1,453
Total current assets	$3,070

Non-current receivables due from non-guarantor subsidiaries	$261
Other non-current assets	1,417
Total non-current assets	$1,678

Payables to non-guarantor subsidiaries	$8,771
Other current liabilities	5,939
Total current liabilities	$14,710

Non-current payables to non-guarantor subsidiaries	$5,230
Other non-current liabilities	16,081
Total non-current liabilities	$21,311

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
Revenue Recognition
We recognize revenue when control of the promised services is transferred to the customer in the amount that best reflects the consideration to which we expect to be entitled in exchange for those services. For arrangements where control is transferred over time, an input or output method is applied that represents a faithful depiction of the progress towards completion of the performance obligation. For arrangements that include variable consideration, we assess whether any amounts should be constrained. For arrangements that include multiple performance obligations, we allocate consideration based on their relative fair values.
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
As of December 31, 2025, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or PBO. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.
The following table discloses our accumulated other comprehensive loss, the number of years over which we are amortizing the loss, and the estimated 2026 amortization of loss by country (in millions, except amortization period):

	U.K.	U.S.	Other
Accumulated other comprehensive loss	$1,941	$1,304	$467
Amortization period	5 to 21 years	5 to 23 years	9 to 32 years
Estimated 2026 amortization of loss	$83	$44	$15
The U.S. had no unrecognized prior service cost (credit) at December 31, 2025. The unrecognized prior service cost (credit) at December 31, 2025 was $48 million, and $(6) million for the U.K. and other plans, respectively.
For the U.S. pension plans, we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of NPPC recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year’s value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our NPPC will be impacted as previously deferred gains or losses are recorded. As of December 31, 2025, the market-related value of assets was $1.7 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position. Instead, we record and present the funded status in the Consolidated Statements of Financial Position based on the fair value of the plan assets. As of December 31, 2025, the fair value of plan assets was $1.5 billion. Our non-U.S. plans use fair value to determine expected return on assets.
Rate of Return on Plan Assets and Asset Allocation
The following table summarizes the expected long-term rate of return on plan assets for future pension expense as of December 31, 2025:

	U.K.	U.S.	Other
Expected return on plan assets, net of administration expenses	5.84%	7.33%	4.85 - 5.40%
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

Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our PBO at December 31, 2025 (in millions):

Increase (decrease) in projected benefit obligation (1)	25 BPS Change in Discount Rate
	Increase	Decrease
U.K. plans	$(79)	$83
U.S. plans	$(46)	$48
Other plans	$(42)	$44
(1)Increases to the PBO reflect increases to our pension obligations, while decreases in the PBO are recoveries toward fully-funded status. A change in the discount rate has an inverse relationship to the PBO.
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our discount rate would have on our estimated 2026 pension expense (in millions):

	25 BPS Change in Discount Rate
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(1)	$1
U.S. plans	$1	$(1)
Other plans	$—	$—
Holding all other assumptions constant, the following table reflects what a 25 BPS increase and decrease in our long-term rate of return on plan assets would have on our estimated 2026 pension expense (in millions):

	25 BPS Change in Long-Term Rate of Return on Plan Assets
Increase (decrease) in expense	Increase	Decrease
U.K. plans	$(8)	$8
U.S. plans	$(4)	$4
Other plans	$(3)	$3
Estimated Future Contributions
We estimate cash contributions of approximately $93 million to our pension plans in 2026 as compared with cash contributions of $99 million in 2025.
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
During the year-ended December 31, 2025, we performed a qualitative impairment assessment at the reporting unit level which was defined as components of the Company’s operating segments. This assessment considered the factors described above, where we concluded that goodwill was not impaired.
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
Share-Based Payments
Share-based compensation expense is generally measured based on the grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. For purposes of measuring share-based compensation expense, we consider whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2025, 2024, or 2023. We also estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
The largest plan is the LPP, which has a three-year performance period. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense. The 2023 to 2025 performance period ended on December 31, 2025, the 2022 to 2024 performance period ended on December 31, 2024, and the 2021 to 2023 performance period ended on December 31, 2023. The LPP currently has two open performance periods: 2024 to 2026 and 2025 to 2027. A 10% upward adjustment in our estimated performance achievement percentage for both open performance periods would have increased our 2025 expense by approximately $9.1 million, while a 10% downward adjustment would have decreased our expense by approximately $9.1 million.

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
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Consolidated Financial Statements. If we were to hypothetically translate prior year results at current year exchange rates, diluted earnings per share would have an unfavorable $0.03 comparable impact during the year ended December 31, 2025. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have an unfavorable $0.01 comparable impact during the year ended December 31, 2025 if we were to hypothetically translate prior year results at current year exchange rates.
Interest Rate Risk
Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and in continental Europe. A decrease in global short-term interest rates adversely affects our fiduciary investment income. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 BPS would cause a decrease, net of derivative positions, of $77 million to each of 2026 and 2027 pretax income. A corresponding increase in the year-end yield curve of 100 BPS would cause an increase, net of derivative positions, of $77 million to each of 2026 and 2027 pre-tax income.
We have long-term debt outstanding, excluding the current portion, with a fair market value of $14.2 billion and $15.3 billion as of December 31, 2025 and December 31, 2024, respectively. The fair value was less than the carrying value by $502 million at December 31, 2025, and $957 million less than the carrying value at December 31, 2024. A hypothetical 1% increase or decrease in interest rates would change the fair value by a decrease of 7% or an increase of 8%, respectively, at December 31, 2025.
We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of Aon plc (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Realizability of Deferred Tax Assets

Description of the Matter
As discussed in Note 10 “Income Taxes” of the Notes to Consolidated Financial Statements, the Company had gross deferred tax assets of $2,570 million at December 31, 2025. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Conclusions on the realizability of certain net deferred tax assets involve significant management judgement including assumptions and estimates related to the amount, timing and jurisdiction of future taxable income. Auditing the deferred tax asset and the related forecast of future taxable income was especially challenging as it involved a high degree of auditor judgement around management’s assumptions and estimates of future taxable income.

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

Chicago, Illinois
February 13, 2026

Aon plc
Consolidated Statements of Income

	Years Ended December 31
(millions, except per share data)	2025	2024	2023
Revenue
Total revenue	$17,181	$15,698	$13,376
Expenses
Compensation and benefits	8,985	8,283	6,902
Information technology	568	539	534
Premises	337	325	294
Depreciation of fixed assets	188	183	167
Amortization and impairment of intangible assets	778	503	89
Other general expense	1,616	1,641	1,470
Accelerating Aon United Program expenses	365	389	135
Total operating expenses	12,837	11,863	9,591
Operating income	4,344	3,835	3,785
Interest income	19	67	31
Interest expense	(815)	(788)	(484)
Other income (expense)	1,211	348	(163)
Income before income taxes	4,759	3,462	3,169
Income tax expense	1,009	742	541
Net income	3,750	2,720	2,628
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	55	66	64
Net income attributable to Aon shareholders	$3,695	$2,654	$2,564

Basic net income per share attributable to Aon shareholders	$17.11	$12.55	$12.60
Diluted net income per share attributable to Aon shareholders	$17.02	$12.49	$12.51
Weighted average ordinary shares outstanding - basic	215.9	211.4	203.5
Weighted average ordinary shares outstanding - diluted	217.1	212.5	205.0
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Comprehensive Income

	Years Ended December 31
(millions)	2025	2024	2023
Net income	$3,750	$2,720	$2,628
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	55	66	64
Net income attributable to Aon shareholders	3,695	2,654	2,564
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	4	72	13
Foreign currency translation adjustments	826	(467)	276
Postretirement benefit obligation	72	23	(40)
Total other comprehensive income (expense)	902	(372)	249
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(1)
Total other comprehensive income (expense) attributable to Aon shareholders	902	(372)	250
Comprehensive income attributable to Aon shareholders	$4,597	$2,282	$2,814
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Financial Position

	As of December 31
(millions, except nominal value)	2025	2024
Assets
Current assets
Cash and cash equivalents	$1,195	$1,085
Short-term investments	1,603	219
Receivables, net	4,209	3,803
Fiduciary assets	17,889	17,566
Other current assets	878	759
Total current assets	25,774	23,432
Goodwill	15,797	15,234
Intangible assets, net	5,727	6,743
Fixed assets, net	702	637
Operating lease right-of-use assets	677	711
Deferred tax assets	748	654
Prepaid pension	603	556
Other non-current assets	756	998
Total assets	$50,784	$48,965

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,861	$2,905
Short-term debt and current portion of long-term debt	589	751
Fiduciary liabilities	17,889	17,566
Other current liabilities	1,887	1,773
Total current liabilities	23,226	22,995
Long-term debt	14,660	16,265
Non-current operating lease liabilities	641	685
Deferred tax liabilities	340	319
Pension, other postretirement, and postemployment liabilities	1,084	1,127
Other non-current liabilities	1,285	1,144
Total liabilities	41,236	42,535

Redeemable noncontrolling interests	89	125

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: 2025 - 214.5; 2024 - 216.0)	2	2
Additional paid-in capital	13,438	13,173
Accumulated deficit	(245)	(2,309)
Accumulated other comprehensive loss	(3,843)	(4,745)
Total Aon shareholders' equity	9,352	6,121
Nonredeemable noncontrolling interests	107	184
Total equity	9,459	6,305
Total liabilities, redeemable noncontrolling interests, and equity	$50,784	$48,965
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Shareholders’ Equity

(millions, except per share data)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non-controlling Interests	Total
Balance at January 1, 2023	205.4	6,866	(2,772)	(4,623)	100	(429)
Net income (1)	—	—	2,564	—	64	2,628
Shares issued — employee stock compensation plans	1.6	(168)	(1)	—	—	(169)
Shares repurchased	(8.4)	—	(2,700)	—	—	(2,700)
Share-based compensation expense	—	438	—	—	—	438
Dividends to shareholders ($2.41 per share)	—	—	(490)	—	—	(490)
Net change in fair value of financial instruments	—	—	—	13	—	13
Net foreign currency translation adjustments	—	—	—	277	(1)	276
Net postretirement benefit obligation	—	—	—	(40)	—	(40)
Net purchases of shares from nonredeemable noncontrolling interests	—	(190)	—	—	(23)	(213)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(56)	(56)
Balance at December 31, 2023	198.6	6,946	(3,399)	(4,373)	84	(742)
Net income (1)	—	—	2,654	—	61	2,715
Shares issued - NFP Transaction	19.0	5,882	—	—	—	5,882
Shares issued — employee stock compensation plans	1.5	(123)	(1)	—	—	(124)
Shares repurchased	(3.1)	—	(1,000)	—	—	(1,000)
Share-based compensation expense	—	474	—	—	—	474
Dividends to shareholders ($2.64 per share)	—	—	(563)	—	—	(563)
Net change in fair value of financial instruments	—	—	—	72	—	72
Net foreign currency translation adjustments	—	—	—	(467)	—	(467)
Net postretirement benefit obligation	—	—	—	23	—	23
Net purchases of shares from nonredeemable noncontrolling interests	—	(1)	—	—	84	83
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(45)	(45)
Adjustments to redeemable noncontrolling interest	—	(3)	—	—	—	(3)
Balance at December 31, 2024	216.0	13,175	(2,309)	(4,745)	184	6,305
Net income (1)	—	—	3,695	—	59	3,754
Shares issued — employee stock compensation plans	1.2	(137)	(2)	—	—	(139)
Shares repurchased	(2.7)	—	(1,000)	—	—	(1,000)
Share-based compensation expense	—	432	—	—	—	432
Dividends to shareholders ($2.91 per share)	—	—	(629)	—	—	(629)
Net change in fair value of financial instruments	—	—	—	4	—	4
Net foreign currency translation adjustments	—	—	—	826	—	826
Net postretirement benefit obligation	—	—	—	72	—	72
Net purchases of shares from nonredeemable noncontrolling interests	—	(10)	—	—	(75)	(85)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(61)	(61)
Adjustments to redeemable noncontrolling interests	—	(20)	—	—	—	(20)
Balance at December 31, 2025	214.5	$13,440	$(245)	$(3,843)	$107	$9,459
(1)For the years ended December 31, 2025, 2024, and 2023, the Company’s Net income totaled $3.8 billion, $2.7 billion, and $2.6 billion, which included $(4) million, $5 million, and $0 million of Net income (loss) related to redeemable noncontrolling interests, respectively.
See accompanying Notes to Consolidated Financial Statements.

Aon plc
Consolidated Statements of Cash Flows

	Years Ended December 31
(millions)	2025	2024	2023
Cash flows from operating activities
Net income	$3,750	$2,720	$2,628
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(1,201)	(337)	(4)
Depreciation of fixed assets	188	183	167
Amortization and impairment of intangible assets	778	503	89
Share-based compensation expense	432	474	438
Deferred income taxes	(141)	(311)	(373)
Other, net	(133)	(134)	28
Change in assets and liabilities:
Receivables, net	(257)	(312)	(188)
Accounts payable and accrued liabilities	(155)	393	13
Accelerating Aon United Program liabilities	27	17	99
Current income taxes	114	—	174
Pension, other postretirement and postemployment liabilities	(16)	(18)	8
Other assets and liabilities	95	(143)	356
Cash provided by operating activities	3,481	3,035	3,435
Cash flows from investing activities
Proceeds from investments	145	212	76
Purchases of investments	(172)	(172)	(67)
Net sales (purchases) of short-term investments - non fiduciary	(1,379)	151	85
Acquisition of businesses, net of cash and funds held on behalf of clients	(394)	(3,506)	(35)
Sale of businesses, net of cash and funds held on behalf of clients	2,349	700	5
Capital expenditures	(263)	(218)	(252)
Cash provided by (used for) investing activities	286	(2,833)	(188)
Cash flows from financing activities
Share repurchase	(1,000)	(1,000)	(2,700)
Proceeds from issuance of shares	70	79	72
Cash paid for employee taxes on withholding shares	(208)	(202)	(241)
Commercial paper issuances, net of repayments	(24)	(591)	(27)
Issuance of debt	—	7,926	744
Repayment of debt	(1,850)	(4,928)	(350)
Increase in fiduciary liabilities, net of fiduciary receivables	(366)	280	358
Cash dividends to shareholders	(629)	(562)	(489)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(198)	(206)	(232)
Cash provided by (used for) financing activities	(4,205)	796	(2,865)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	678	(387)	264
Net increase in cash and cash equivalents and funds held on behalf of clients	240	611	646
Cash, cash equivalents and funds held on behalf of clients at beginning of year	8,333	7,722	7,076
Cash, cash equivalents and funds held on behalf of clients at end of year	$8,573	$8,333	$7,722
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,195	$1,085	$778
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	—	1	43
Funds held on behalf of clients	7,378	7,247	6,901
Total cash and cash equivalents and funds held on behalf of clients	$8,573	$8,333	$7,722
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
Wealth Solutions includes retirement consulting, pension administration, and investments consulting. Revenue recognized for these arrangements is predominantly recognized over the term of the arrangement using input or output measures to depict the transfer of control of the services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services, or for certain arrangements, at a point in time upon completion of the services. For consulting arrangements recognized over time, revenue will be recognized based on a measure of progress that depicts the transfer of control of the services to the customer, utilizing an appropriate input or output measure to provide a reasonable assessment of the progress towards completion of the performance obligation including units delivered or time elapsed. Fees paid by customers for consulting services are typically charged on an hourly, project or fixed-fee basis, and revenue for these arrangements is typically recognized based on time incurred, days elapsed, or reports delivered. Revenue from time-and-materials or cost-plus arrangements are recognized as services are performed using input or output measures to provide a reasonable assessment of the progress towards completion of the performance obligation including hours worked, and revenue for these arrangements is typically recognized based on time and materials incurred. Revenue generated from the Company’s delegated investment business is generally earned as an agreed percentage based on AUM and, to a lesser extent, based on performance fees. Reimbursements received for out-of-pocket expenses are generally recorded as a component of revenue. Payment terms vary but are typically over the contract term in installments.
Share-based Compensation Expense
Share-based payments to employees, including grants of RSUs and PSAs, are typically measured based on grant date fair value. For purposes of measuring share-based compensation expense, the Company considered whether an adjustment to the observable market price is necessary to reflect material nonpublic information that is known to us at the time the award is granted. No adjustments were necessary for the years ended December 31, 2025, 2024, or 2023. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.
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
At December 31, 2025, Cash and cash equivalents and Short-term investments totaled $2.8 billion compared to $1.3 billion at December 31, 2024, an increase of $1.5 billion. Of the total balance, $180 million and $123 million was restricted as to its use at December 31, 2025 and 2024, respectively. Included within Short-term investments as of December 31, 2025 and 2024 balances, were £72 million ($97 million at December 31, 2025 exchanges rates) and £63 million ($79 million at December 31, 2024 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
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
Funds held on behalf of clients represent fiduciary assets held by Aon for premiums collected from insureds but not yet remitted to insurance companies and claims collected from insurance companies but not yet remitted to insureds of $7.4 billion and $7.2 billion at December 31, 2025 and 2024, respectively. Fiduciary receivables were $10.5 billion and $10.3 billion at December 31, 2025 and 2024, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.
Allowance for Doubtful Accounts
The Company’s estimate for allowance for credit losses with respect to receivables is based on a combination of factors, including evaluation of forward-looking information, historical write-offs, aging of balances, and other qualitative and quantitative analyses. Receivables, net included an allowance for doubtful accounts of $74 million and $75 million at December 31, 2025 and 2024, respectively.

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

Asset Description	Estimated Useful Life
Software	Lesser of the life of an associated license, or 4 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years
Buildings	35 years
Vehicles	5 to 6 years
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
Leases
The Company leases office facilities, equipment, and automobiles under operating leases. The Company’s lease obligations are primarily for the use of office facilities. The Company evaluates if a leasing arrangement exists upon inception of a contract. A contract contains a lease if the contract conveys the right to control the use of identified tangible assets for a period of time in exchange for consideration. Identified property, plant, or equipment may include a physically distinct portion of a larger asset, or a portion of an asset that represents substantially all of the capacity of the asset but is not physically distinct. The Company assesses whether a contract implicitly contains the right to control the use of a tangible asset that is not already owned. In addition, the Company subleases certain real estate properties to third parties, which are classified as operating leases.

The Company’s leases expire on various dates and may contain renewal, expansion, or termination options. The exercise of lease renewal and expansion options are typically at the Company’s sole discretion and are only included in the determination of the lease term if the Company is reasonably certain to exercise the option. In addition, the Company’s lease agreements typically do not contain any material residual value guarantees or restrictive covenants.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of Aon plc and those entities in which the Company has a controlling financial interest. To determine if Aon holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest model to the entity, otherwise, the entity is evaluated under the voting interest model. When Aon holds rights that give it the power to direct the activities of a VIE that most significantly impact the

VIE’s economic performance, combined with a variable interest that gives the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company has a controlling financial interest in that VIE. If the Company is the primary beneficiary of a VIE, the Company consolidates the entity and reflects any relevant noncontrolling interest of other beneficiaries of that entity on the Statement of Consolidated Financial Position. Total assets related to consolidated VIEs are less than 1% of the Company’s Total assets on the Consolidated Statements of Financial Position as of December 31, 2025.
Aon holds a controlling financial interest in entities that are not VIEs when it, directly or indirectly holds more than 50% of the voting rights and the noncontrolling interest holders do not hold substantive participating rights.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent interests for certain consolidated entities which are subject to redemption rights held by the noncontrolling interests owners outside of the Company’s control at fixed or determinable prices and dates. The redeemable noncontrolling interests are considered temporary equity and reported outside of permanent equity on the Consolidated Statements of Financial Position. The interests are initially recorded at fair value and in subsequent reporting periods are adjusted to the estimated redemption value. The adjustments to the redemption value are recorded to additional paid-in capital, or retained earnings when the Company is in an accumulated deficit position, on the Consolidated Statements of Financial Position. The interests are recorded at the greater of the carrying amount adjusted for the noncontrolling interest’s share of net income (loss) and distributions or its redemption value.
New Accounting Pronouncements
Adoption of New Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued new accounting guidance under ASC 740, Income Taxes, which requires additional income tax disclosures on an annual basis, including disaggregation of information presented within the reconciliation of the expected tax to the reported tax by specific categories, with certain reconciling items 5% or greater broken out by nature and/or jurisdiction. The new guidance also requires disclosure of income taxes paid, net of refunds, broken out by federal, state/local and foreign, including disclosure of individual jurisdictions when greater than 5% of total net income taxes paid. The new guidance was effective for Aon for the year ended December 31, 2025 and was adopted on a prospective basis. The adoption of this guidance impacted the Company’s Notes to Consolidated Financial Statements and did not impact the financial condition or results of operations. See Note 10 “Income Taxes” for information with respect to this guidance as of December 31, 2025.
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
3.    Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Years Ended December 31
	2025	2024	2023
Commercial Risk Solutions	$8,497	$7,861	$7,043
Reinsurance Solutions	2,793	2,656	2,481
Total Risk Capital (1)	11,290	10,517	9,524
Health Solutions	3,839	3,335	2,433
Wealth Solutions	2,068	1,874	1,431
Total Human Capital (1)	5,907	5,209	3,864
Eliminations	(16)	(28)	(12)
Total revenue	$17,181	$15,698	$13,376
(1)Includes inter-segment revenue. Refer to Note 17 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Year Ended December 31, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,991	$3,304	$(16)	$8,279
Americas other than U.S.	1,131	502	—	1,633
U.K.	1,409	811	—	2,220
Ireland	95	90	—	185
Europe, Middle East, & Africa other than U.K. and Ireland	2,321	832	—	3,153
Asia Pacific	1,343	368	—	1,711
Total revenue	$11,290	$5,907	$(16)	$17,181

	Year Ended December 31, 2024
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,697	$2,997	$(28)	$7,666
Americas other than U.S.	954	381	—	1,335
U.K.	1,266	709	—	1,975
Ireland	78	68	—	146
Europe, Middle East, & Africa other than U.K. and Ireland	2,176	724	—	2,900
Asia Pacific	1,346	330	—	1,676
Total revenue	$10,517	$5,209	$(28)	$15,698

	Year Ended December 31, 2023
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,067	$1,868	$(12)	$5,923
Americas other than U.S.	909	351	—	1,260
U.K.	1,186	633	—	1,819
Ireland	61	52	—	113
Europe, Middle East, & Africa other than U.K. and Ireland	2,036	636	—	2,672
Asia Pacific	1,265	324	—	1,589
Total revenue	$9,524	$3,864	$(12)	$13,376
Contract Costs
Changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	2025	2024
Balance at beginning of period	$424	$370
Additions	1,849	1,725
Amortization	(1,839)	(1,659)
Impairment	—	—
Foreign currency translation and other	16	(12)
Balance at end of period	$450	$424
Changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	2025	2024
Balance at beginning of period	$207	$195
Additions	63	73
Amortization	(68)	(54)
Impairment	—	—
Foreign currency translation and other	6	(7)
Balance at end of period	$208	$207

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
Program charges are recognized within Accelerating Aon United Program expenses on the accompanying Consolidated Statements of Income and consist of the following cost activities:
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

In the fourth quarter of 2025, the Company increased the expected Program cumulative costs from $1.0 billion to $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the Program, the Risk Capital segment is expected to incur approximately $300 million of charges, while the Human Capital segment is expected to incur approximately $80 million of charges, with the remaining charges relating to corporate expenses.
Total Program costs incurred for the years ended December 31, 2025 and 2024 are as follows (in millions):

	Years Ended December 31
	2025	2024
Risk Capital	$82	$114
Human Capital	16	27
Corporate	267	248
Total	$365	$389
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
The changes in the Company’s liabilities for the Program as of December 31, 2025 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2024	$17	$97	$—	$114
Charges	195	155	15	365
Cash payments	(165)	(132)	—	(297)
Foreign currency translation and other	—	6	—	6
Non-cash charges	(8)	(18)	(15)	(41)
Liability balance as of December 31, 2025	$39	$108	$—	$147
Total costs incurred from inception to date	$335	$455	$99	$889

5.    Other Financial Data
Consolidated Statements of Income Information
Other Income (Expense)
The components of Other income (expense) are as follows (in millions):

	Years Ended December 31
	2025	2024	2023
Gain from disposals of business (1)	$1,201	$337	$4
Equity earnings	10	10	5
Foreign currency remeasurement	(52)	8	(99)
Extinguishment of debt	—	(7)	—
Pension and other postretirement (2)	(87)	(48)	(98)
Financial instruments and other (3)	139	48	25
Total	$1,211	$348	$(163)
(1)The gain from the disposal of the NFP Wealth business for the year ended December 31, 2025 was $1,199 million.
(2)Refer to Note 12 “Employee Benefits” for further information.
(3)For the years ended December 31, 2025 and 2024, a $108 million and $84 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for additional information.

Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	2025	2024	2023
Balance at beginning of period	$75	$79	$76
Provision	10	7	13
Accounts written off, net of recoveries	(15)	(8)	(11)
Foreign currency translation and other	4	(3)	1
Balance at end of period	$74	$75	$79
Other Current Assets
The components of Other current assets are as follows (in millions):

As of December 31	2025	2024
Costs to fulfill contracts with customers (1)	$450	$424
Prepaid expenses	136	135
Taxes receivable	102	43
Other (2)	190	157
Total	$878	$759
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $1 million as of December 31, 2024 that was previously classified as “Assets held for sale” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
Fixed Assets, net
The components of Fixed assets, net are as follows (in millions):

As of December 31	2025	2024
Software	$1,013	$981
Leasehold improvements	491	437
Furniture, fixtures, and equipment	271	297
Computer equipment	327	271
Construction in progress	199	133
Other	46	27
Fixed assets, gross	2,347	2,146
Less: Accumulated depreciation	1,645	1,509
Fixed assets, net	$702	$637
Depreciation expense, which includes software amortization, was $188 million, $183 million, and $167 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of December 31	2025	2024
Costs to obtain contracts with customers (1)	$208	$207
Taxes receivable	82	90
Investments	192	90
Other (2)(3)	274	611
Total	$756	$998
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
(2)Includes $9 million as of December 31, 2024 that was previously classified as “Leases” within Aon’s Annual Report on Form 10-K filed February 18, 2025. The prior year balance has been reclassified to conform to current year presentation.
(3)As of December 31, 2024, includes $416 million of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025. Refer to Note 6 “Acquisitions and Dispositions of Businesses” for additional information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of December 31	2025	2024
Deferred revenue (1)	$259	$280
Taxes payable	309	260
Leases (2)	181	191
Contingent consideration	28	93
Other	1,110	949
Total	$1,887	$1,773
(1)$746 million and $805 million was recognized in the Consolidated Statements of Income during the years ended December 31, 2025 and December 31, 2024, respectively.
(2)Refer to Note 9 “Lease Commitments” for further information.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of December 31	2025	2024
Taxes payable	$1,014	$885
Contingent consideration	99	104
Compensation and benefits payable	60	61
Deferred revenue	30	30
Other	82	64
Total	$1,285	$1,144

6.    Acquisitions and Dispositions of Businesses
Completed Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of partnership interests and share capital of Griffiths & Armour, an insurance broker in the United Kingdom for a purchase price of approximately $426 million, in the Risk Capital segment.
Total acquisitions completed by the Company for the year ended December 31, 2025 and 2024 were as follows. Acquisitions that impact multiple segments are categorized by the primarily impacted.

For the Year Ended December 31	2025	2024
Risk Capital	10	10
Human Capital	8	12
Total	18	22
The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s total acquisitions (in millions):

Twelve Months Ended December 31, 2025
Consideration transferred:
Cash (1)	$915
Deferred and contingent consideration	66
Aggregate consideration transferred	$981
Assets acquired:
Goodwill	531
Intangible assets	462
Other assets (2)	228
Total assets acquired	1,221
Liabilities assumed:
Total liabilities assumed	240
Net assets acquired	$981
(1)As of December 31, 2024, includes $416 million of consideration paid into an escrow account related to the acquisition of Griffiths & Armour, which closed on January 1, 2025.
(2)Includes Cash and cash equivalents of $43 million and $74 million in funds held on behalf of clients.
The results of operations of these acquisitions are included in the Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Intangible assets acquired include customer-related and contract-based assets, tradenames, and technology and other assets. The intangible assets acquired as part of business acquisitions in 2025 had a weighted average useful economic life of 14 years, comprised of a weighted average of 14 years for customer-related and contract-based assets, 6 years for tradenames, and 4 years for technology and other assets. Acquisition-related costs for completed acquisitions incurred and recognized within Other general expense for the year ended December 31, 2025 were approximately $8 million. Total revenue for these acquisitions included in the Company’s Consolidated Statement of Income for the year ended December 31, 2025 was approximately $101 million.
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
(1)Includes Cash and cash equivalents of $294 million and$277 million in funds held on behalf of clients.
(2)As of December 31, 2025, the NFP deferred tax liability related to the U.S. has been netted with the Aon deferred tax asset related to the U.S. and presented as a net deferred tax asset on the Consolidated Statements of Financial Position.
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
Completed Dispositions
On October 30, 2025, Aon completed the sale of a significant majority of NFP’s wealth businesses within our Human Capital segment. Total proceeds received on closing was $2.3 billion, and a pre-tax gain of $1.2 billion was recognized within Other income (expense) on the Consolidated Statement of Income for the year ended December 31, 2025. The major classes of assets sold included Intangible assets, net of $760 million and Goodwill of $398 million.
Total dispositions completed by the years ended December 31, 2025 and 2024 were as follows. Dispositions that impact multiple segments are categorized by the segment primarily impacted.

For the Year Ended December 31	2025	2024
Risk Capital	1	3
Human Capital	3	2
Total	4	5
The pretax gains recognized related to dispositions were $1.2 billion, $337 million, and $4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Gains recognized as a result of a disposition are included in Other income (expense) in the Consolidated Statements of Income. There were no pretax losses recognized in the Consolidated Statements of Income related to dispositions for the year ended December 31, 2025. There were insignificant pretax losses recognized for the year ended December 31, 2024 and no pretax losses recognized for the year ended December 31, 2023.
Other Significant Activity
On May 1, 2017, the Company completed the sale of its benefits administration and business process outsourcing business (the “Divested Business”) to an entity controlled by affiliates of The Blackstone Group L.P. (the “Buyer”) and certain designated purchasers that are direct or indirect subsidiaries of the Buyer. The Buyer purchased all of the outstanding equity interests of the Divested Business, plus certain related assets and liabilities for a purchase price of $4.3 billion in cash paid at closing and deferred consideration of up to $500 million. During the years ended December 31, 2025 and 2024, the Company earned $108 million and $84 million, respectively, of deferred consideration from the Buyer and the other designated purchasers, which was recorded in Other income (expense) in the Consolidated Statements of Income.
7.    Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the years ended December 31, 2025 and 2024, respectively, are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of January 1, 2024	$6,227	$2,187	$8,414
Goodwill related to current year acquisitions	2,768	4,357	7,125
Goodwill related to current year disposals	(50)	(32)	(82)
Foreign currency translation and other	(160)	(63)	(223)
Balance as of December 31, 2024	$8,785	$6,449	$15,234
Goodwill related to current year acquisitions	478	53	531
Goodwill related to current year disposals (1)	(7)	(398)	(405)
Goodwill related to prior year acquisitions	(11)	(10)	(21)
Foreign currency translation and other	306	152	458
Balance as of December 31, 2025	$9,551	$6,246	$15,797
(1)Aon disposed of $398 million of Goodwill that related to the NFP Wealth business.

Other intangible assets by asset class are as follows (in millions):

	2025			2024
As of December 31	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,738	$2,644	$5,094	$7,994	$2,050	$5,944
Tradenames	716	121	595	812	66	746
Technology and other	369	331	38	366	313	53
Total	$8,823	$3,096	$5,727	$9,172	$2,429	$6,743
(1)Aon disposed of $760 million of net intangible assets that related to the NFP Wealth business.
Amortization and impairment of intangible asset charges from finite lived intangible assets were $778 million, $503 million, and $89 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The estimated future amortization for finite-lived intangible assets as of December 31, 2025 is as follows (in millions):

Estimated Future Amortization
For the years ended
2026	$670
2027	621
2028	568
2029	523
2030	475
Thereafter	2,870
Total	$5,727

8.    Debt
The following is a summary of outstanding debt (in millions):

As of December 31	2025	2024
Commercial paper	$—	$—
3.875% Senior Notes due December 2025	—	749
2.875% Senior Notes due May 2026 (EUR 500M)	588	520
8.205% Junior Subordinated Notes due January 2027	521	521
5.125% Senior Notes due March 2027	598	596
Delayed Draw Term Loan due April 2027	—	1,099
2.850% Senior Notes due May 2027	599	598
4.500% Senior Notes due December 2028	349	348
5.150% Senior Notes due March 2029	995	993
3.750% Senior Notes due May 2029	748	747
2.800% Senior Notes due May 2030	996	995
5.300% Senior Notes due March 2031	645	644
2.050% Senior Notes due August 2031	398	397
2.600% Senior Notes due December 2031	498	497
5.000% Senior Notes due September 2032	497	496
5.350% Senior Notes due February 2033	745	745
5.450% Senior Notes due March 2034	1,736	1,735
6.250% Senior Notes due September 2040	297	297
4.250% Senior Notes due December 2042	207	206
4.450% Senior Notes due May 2043	247	247
4.600% Senior Notes due June 2044	546	545
4.750% Senior Notes due May 2045	595	594
2.900% Senior Notes due August 2051	592	592
3.900% Senior Notes due February 2052	879	878
5.750% Senior Notes due March 2054	1,968	1,966
Other	5	11
Total debt	15,249	17,016
Less: Short-term debt and current portion of long-term debt	589	751
Total long-term debt	$14,660	$16,265
Notes
In May 2025, Aon Global Limited’s €500 million ($588 million at December 31, 2025 exchange rates) 2.875% Senior Notes due May 2026 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes. On January 15, 2026, Aon Global Limited issued a notice of redemption to holders of its 2.875% Senior Notes for the redemption of all €500 million outstanding aggregate principal amount of the notes, plus accrued and unpaid interest, on February 14, 2026. The notes were set to mature in May 2026.
In December 2025, Aon Global Limited’s $750 million 3.875% Senior Notes matured and were repaid in full. As of December 31, 2024, the notes were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan and used proceeds, together with the proceeds of the Senior Notes issued on March 1, 2024 described below, to pay a portion of cash consideration in connection with the acquisition of NFP, completed on April 25, 2024, to repay certain debt of NFP, and to pay related fees and expenses. As of December 31, 2025, the term loan was paid in full.

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
Each of the notes issued by Aon Corporation is fully and unconditionally guaranteed by Aon Global Limited, Aon plc, Aon North America, Inc., and Aon Global Holdings plc. Each of the notes issued by Aon Global Limited is fully and unconditionally guaranteed by Aon plc, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation. Each of the notes co-issued by Aon Corporation and Aon Global Holdings plc is fully and unconditionally guaranteed by Aon plc, Aon North America, Inc., and Aon Global Limited. All guarantees of Aon plc and Aon Global Limited of the Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of the Co-Issuers. Each of the notes described and identified in the table above contains customary representations, warranties, and covenants, and the Company was in compliance with all such covenants as of December 31, 2025.
Repayments of total debt as of December 31, 2025 are as follows (in millions):

2026	$589
2027	1,723
2028	352
2029	1,752
2030	1,000
Thereafter	10,006
Total Repayments	15,422
Unamortized discounts, premiums, and debt issuance costs	(173)
Total Debt	$15,249
Revolving Credit Facilities
As of December 31, 2025, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. At December 31, 2025, Aon did not have borrowings under either of these primary committed credit facilities, and was in compliance with the financial covenants and all other covenants contained therein during the rolling year ended December 31, 2025.

Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper, which is included in Short-term debt and current portion of long-term debt in the Company’s Consolidated Statements of Financial Position, may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($736 million at December 31, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at December 31, 2025. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation. As of December 31, 2025 and 2024, the Company had repaid all issued commercial paper and had no commercial paper outstanding.
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Years Ended December 31
	2025	2024
Weighted average commercial paper outstanding	$385	$121
Weighted average interest rate of commercial paper outstanding	4.24%	5.59%
Cash Interest Paid
Cash paid for interest was $796 million, $658 million, and $446 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cash paid relates to interest on Aon’s senior notes, delayed draw term loan, and commercial paper.
9.    Lease Commitments
The Company leases office facilities, equipment, and automobiles, whereas of December 31, 2025, all significant leases remaining are classified as operating leases. The classification of leased asset and liability balances within the Consolidated Statements of Financial Position are as follows (in millions):

As of December 31		2025	2024
Assets
Operating lease assets	Operating lease right-of-use assets	$677	$711
Finance lease assets	Other non-current assets	—	9
Total lease assets		$677	$720

Liabilities
Current lease liabilities
Operating	Other current liabilities	$181	$176
Finance	Other current liabilities	—	15
Non-current lease liabilities
Operating	Non-current operating lease liabilities	641	685
Finance	Other non-current liabilities	—	—
Total lease liabilities		$822	$876

The components of lease costs are as follows (in millions):

	Years Ended December 31
	2025	2024
Operating lease cost	$223	$225
Finance lease costs
Amortization of leased assets	—	9
Interest on lease liabilities	—	—
Variable lease cost	37	39
Short-term lease cost (1)	15	15
Sublease income	(5)	(5)
Net lease cost	$270	$283
(1) Short-term lease cost does not include expenses related to leases with a lease term of one month or less.
Weighted average remaining lease term and discount rate related to operating and finance leases are as follows:

As of December 31	2025	2024
Weighted average remaining lease term (years)
Operating leases	5.6	6.0
Finance leases	—	0.5
Weighted average discount rate
Operating leases	4.5%	4.2%
Finance leases	—%	1.0%
Other cash and non-cash related activities are as follows (in millions):

	Years Ended December 31
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$241	$193
Financing cash flows for finance leases	$15	$18
Non-cash related activities
ROU assets obtained in exchange for new operating lease liabilities	$133	$116
Operating lease ROU asset expense (1)	$160	$186
Changes in Non-current operating lease liabilities (1)	$(44)	$44
(1)The Company has presented non-cash changes in Operating lease ROU assets and Non-current operating lease liabilities within Other assets and liabilities in Cash flows from operations within the Consolidated Statements of Cash Flows.
Maturity analysis of leases as of December 31, 2025 is as follows (in millions):

2026	$206
2027	195
2028	164
2029	118
2030	75
Thereafter	172
Total undiscounted future minimum lease payments	930
Less: Imputed interest	(108)
Present value of lease liabilities	$822

10.    Income Taxes
Income before income tax and the provision for income tax consist of the following (in millions):

	Years Ended December 31
	2025	2024	2023
Income before income taxes:
Ireland	$162	$52	$31
U.K.	663	782	338
U.S.	1,220	854	219
Other	2,714	1,774	2,581
Total	$4,759	$3,462	$3,169
Income tax expense:
Current:
Ireland	$12	$13	$4
U.K.	164	233	185
U.S. federal	422	292	240
U.S. state and local	110	79	74
Other	442	436	411
Total current tax expense	$1,150	$1,053	$914
Deferred tax expense (benefit):
Ireland	$(1)	$—	$—
U.K.	(44)	(169)	(116)
U.S. federal	(92)	(83)	(126)
U.S. state and local	20	(71)	(39)
Other	(24)	12	(92)
Total deferred tax expense (benefit)	$(141)	$(311)	$(373)
Total income tax expense	$1,009	$742	$541
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

The Company performs a reconciliation of the income tax provisions based on its domicile and statutory rate at each reporting period. The reconciliation of the income tax provisions based on the Irish statutory corporate tax rate of 25% to the provisions reflected in the Consolidated Financial Statements is as follows:

	Year Ended December 31
	2025
	$	%
Provision for income taxes at the Irish statutory tax rate	$1,190	25.0%
Foreign Tax Effects
United States
State and local income taxes, net of federal income tax effect	83	1.7
Effect of cross-border tax laws	(60)	(1.3)
Other	(2)	—
Bermuda
Deferred tax adjustment	(143)	(3.0)
Changes in valuation allowances	114	2.4
Other	(1)	—
Singapore
Incentive	(120)	(2.5)
Statutory tax rate difference between Singapore and Ireland	(101)	(2.1)
Other	(37)	(0.8)
Other foreign jurisdictions	(5)	(0.1)
Changes in unrecognized tax benefits	121	2.5
Other adjustments	(30)	(0.6)
Income tax expense and effective tax rate	$1,009	21.2%

Below is a reconciliation of the Irish statutory corporate tax rate and the Company’s effective tax rate for the years ended December 31, 2024 and 2023.

	Years Ended December 31
	2024	2023
Statutory tax rate	25.0%	25.0%
U.S. state income taxes, net of U.S. federal benefit	0.7	0.6
Taxes on international operations (1)	(9.3)	(11.2)
Nondeductible expenses	1.8	3.2
Adjustments to prior year tax requirements	0.8	0.5
Deferred tax adjustments, including statutory rate changes	(0.1)	(0.3)
Deferred tax adjustments, international earnings	1.1	0.7
Adjustments to valuation allowances	(0.1)	(2.5)
Change in uncertain tax positions	2.3	2.6
Excess tax benefits related to shared based compensation (2)	(0.7)	(1.6)
Capital and other losses	—	—
Other — net	(0.1)	0.1
Effective tax rate	21.4%	17.1%
(1)The Company determines the adjustment for taxes on international operations based on the difference between the statutory tax rate applicable to earnings in each foreign jurisdiction and the enacted rate of 25.0% and 25.0% at December 31, 2024, and 2023, respectively. The benefit to the Company’s effective income tax rate from taxes on international operations relates to benefits from lower-taxed global operations, primarily due to the use of global funding structures and the tax holiday in Singapore.
(2)Excess tax benefits and deficiencies from share-based payment transactions are recognized as income tax expense or benefit in the Company’s Consolidated Statements of Income.

The Company has elected to account for GILTI in the period in which it is incurred, and therefore has not provided deferred tax impacts of GILTI in its Consolidated Financial Statements.
Cash taxes paid (net of refunds) by jurisdiction:

Year Ended December 31
2025
Federal (Ireland)	$11
Foreign
United States federal	$247
United Kingdom	$240
Canada	$74
Singapore	$54
All other foreign	$410
Cash taxes paid (net of refunds)	$1,036
The Company’s total cash taxes paid, net of refunds, were $1,053 million and $740 million for the years ended December 31, 2024 and 2023, respectively.
The components of the Company’s deferred tax assets and liabilities are as follows (in millions):

As of December 31	2025	2024
Deferred tax assets:
Net operating loss, capital loss, interest, and tax credit carryforwards	$1,682	$1,576
Employee benefit plans	325	359
Lease liabilities	157	171
Other accrued expenses	166	176
Federal and state benefit of interest from uncertain tax positions	127	99
Accrued interest	16	102
Deferred revenue	34	31
Investment basis differences (1)	5	(42)
Other	58	56
Total	2,570	2,528
Valuation allowance on deferred tax assets	(306)	(202)
Total	$2,264	$2,326
Deferred tax liabilities:
Intangibles and property, plant and equipment	$(1,367)	$(1,512)
Deferred costs	(184)	(160)
Lease right-of-use asset	(125)	(139)
Unremitted earnings	(55)	(66)
Other accrued expenses	(23)	(21)
Unrealized foreign exchange gains	(41)	(36)
Other	(61)	(57)
Total	$(1,856)	$(1,991)
Net deferred tax asset	$408	$335
(1)The balance was in a liability position for the comparable period.
Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2025	2024
Deferred tax assets — non-current	748	654
Deferred tax liabilities — non-current	(340)	(319)
Net deferred tax asset	408	335
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and adjusts the valuation allowance accordingly. Considerations with respect to the realizability of deferred tax assets include the period of expiration of the deferred tax asset, historical earnings and projected future taxable income by jurisdiction as well as tax liabilities for the tax jurisdiction to which the tax asset relates. Significant management judgment is required in determining the assumptions and estimates related to the amount and timing of future taxable income. Valuation allowances have been established primarily with regard to the tax benefits of certain tax credits, net operating loss carryforwards, and capital loss carryforwards. Valuation allowances increased by $104 million as of December 31, 2025, when compared to December 31, 2024. The change is primarily attributable to the establishment of a valuation allowance related to certain intangible assets, partially offset by a release of valuation allowances related to certain foreign tax credits.
The Company generally intends to limit distributions from foreign subsidiaries in excess of U.S. tax earnings and profits (except where distributions would be limited by available cash) and to limit repatriations from certain other jurisdictions that would otherwise generate a U.S. tax liability. As of December 31, 2025, the Company has accrued $55 million for local country income taxes, withholding taxes and state income taxes on those undistributed earnings that are not indefinitely reinvested. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
The Company had the following carryforwards (in millions):

As of December 31	2025	2024
U.K.
Operating loss carryforwards	$1,587	$1,499
Capital loss carryforwards	$593	$557
Interest carryforwards	$112	$85

U.S.
Federal operating loss carryforwards	$1	$2
Federal interest carryforwards	$4,117	$3,743
Federal foreign tax credit carryforwards	$25	$29

State operating loss carryforwards	$1,348	$1,822
State interest carryforwards	$2,427	$2,303

Other Non-U.S.
Operating loss carryforwards	$453	$339
Capital loss carryforwards	$10	$9
Interest carryforwards	$176	$126
The U.K. operating losses and capital losses have an indefinite carryforward period. The federal operating loss carryforwards generated through December 31, 2017 expire at various dates between 2034 and 2036 while federal operating loss carryforwards generated after this date have indefinite carryforward periods. State net operating losses as of December 31, 2025 have various carryforward periods and will begin to expire in 2026. Federal and state interest carryforwards have indefinite carryforward periods. Foreign tax credits can be carried forward for ten years and will begin to expire in 2029. Operating and capital losses in other non-U.S. jurisdictions have various carryforward periods and will begin to expire in 2026. The interest carryforwards in other non-U.S. jurisdictions have an indefinite carryforward period.

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
The benefit realized was approximately $120 million, $96 million, and $93 million during the years ended December 31, 2025, 2024, and 2023, respectively. The impact of this tax holiday on diluted earnings per share was $0.55, $0.45, and $0.45 during the years ended December 31, 2025, 2024, and 2023, respectively.
Uncertain Tax Positions
The following is a reconciliation of the Company’s beginning and ending amount of uncertain tax positions (in millions):

	2025	2024
Balance at January 1	$722	$637
Additions based on tax positions related to the current year	52	39
Additions for tax positions of prior years	14	1
Reductions for tax positions of prior years	(12)	(5)
Settlements	—	(1)
Business combinations	(1)	61
Lapse of statute of limitations	(8)	(10)
Foreign currency translation	—	—
Balance at December 31	$767	$722
The Company’s liability for uncertain tax positions as of December 31, 2025, 2024, and 2023, includes $689 million, $643 million, and $570 million, respectively, related to amounts that would impact the effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes. The Company accrued potential interest and penalties of $96 million, $73 million, and $62 million, in 2025, 2024, and 2023, respectively. The Company recorded a liability for interest and penalties of $421 million, $325 million, and $244 million as of December 31, 2025, 2024, and 2023, respectively.
The Company and its subsidiaries file income tax returns in their respective jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2014. The Company has concluded income tax examinations in its primary non-U.S. jurisdictions through 2007.
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

The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Years Ended December 31
	2025	2024
Shares repurchased	2.7	3.1
Average price per share	$365.91	$325.56
Repurchase costs recorded to accumulated deficit	$1,000	$1,000
At December 31, 2025, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $1.3 billion. Under the Repurchase Program, the Company has repurchased a total of 174.9 million shares for an aggregate cost of approximately $26.2 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Years Ended December 31
	2025	2024	2023
Basic weighted average ordinary shares outstanding	215.9	211.4	203.5
Dilutive effect of potentially issuable shares	1.2	1.1	1.5
Diluted weighted average ordinary shares outstanding	217.1	212.5	205.0
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were an insignificant number of shares excluded from the calculation in 2025, 2024, and 2023.

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at December 31, 2022	$(11)	$(1,861)	$(2,751)	$(4,623)
Other comprehensive income (loss) before reclassifications:
Other comprehensive income (loss) before reclassifications	8	278	(212)	74
Tax benefit (expense)	(1)	(1)	54	52
Other comprehensive income (loss) before reclassifications, net	7	277	(158)	126
Amounts reclassified from accumulated other comprehensive income:
Amounts reclassified from accumulated other comprehensive income (loss)	8	—	159	167
Tax expense	(2)	—	(41)	(43)
Amounts reclassified from accumulated other comprehensive income (loss), net	6	—	118	124
Net current period other comprehensive income (loss)	13	277	(40)	250
Balance at December 31, 2023	$2	$(1,584)	$(2,791)	$(4,373)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	99	(479)	(110)	(490)
Tax benefit (expense)	(26)	12	27	13
Other comprehensive loss before reclassifications, net	73	(467)	(83)	(477)
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	—	143	141
Tax benefit (expense)	1	—	(37)	(36)
Amounts reclassified from accumulated other comprehensive income, net	(1)	—	106	105
Net current period other comprehensive income (loss)	72	(467)	23	(372)
Balance at December 31, 2024	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications:
Other comprehensive loss before reclassifications	14	839	(58)	795
Tax benefit (expense)	(3)	(13)	19	3
Other comprehensive income (loss) before reclassifications, net	11	826	(39)	798
Amounts reclassified from accumulated other comprehensive income (loss):
Amounts reclassified from accumulated other comprehensive income	(8)	—	148	140
Tax benefit (expense)	1	—	(37)	(36)
Amounts reclassified from accumulated other comprehensive income, net	(7)	—	111	104
Net current period other comprehensive income	4	826	72	902
Balance at December 31, 2025	$78	$(1,225)	$(2,696)	$(3,843)
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

12.    Employee Benefits
Defined Contribution Savings Plans
Aon maintains defined contribution savings plans for the benefit of its employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income. The expense for the significant plans in the U.S., U.K., Netherlands, and Canada is as follows (in millions):

	Years Ended December 31
	2025	2024	2023
U.S.	$138	$124	$114
U.K.	59	55	52
Netherlands and Canada	34	33	33
Total	$231	$212	$199
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

Pension Plans
The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2025 and 2024, and a statement of the funded status as of December 31, 2025 and 2024, for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. These plans represent approximately 86% of the Company’s projected benefit obligations.

	U.K.		U.S.		Other
(millions)	2025	2024	2025	2024	2025	2024
Change in projected benefit obligation
At January 1	$2,813	$3,233	$2,040	$2,199	$1,087	$1,129
Service cost	—	—	—	—	—	—
Interest cost	152	145	102	100	39	39
Plan amendment	4	7	—	—	—	—
Settlements	—	—	(3)	—	—	—
Transfers	4	—	—	—	—	—
Actuarial (gain) loss	(56)	(353)	95	(116)	8	36
Benefit payments	(205)	(176)	(151)	(143)	(47)	(44)
Foreign currency impact	216	(43)	—	—	119	(73)
As of December 31	$2,928	$2,813	$2,083	$2,040	$1,206	$1,087
Accumulated benefit obligation at end of year	$2,928	$2,813	$2,083	$2,040	$1,197	$1,077
Change in fair value of plan assets
At January 1	$3,291	$3,775	$1,425	$1,499	$1,032	$1,069
Actual return on plan assets	139	(261)	150	26	39	65
Employer Contributions (1)	(43)	4	83	43	12	11
Settlements	—	—	(3)	—	—	—
Transfers	3	—	—	—	—	—
Benefit payments	(205)	(176)	(151)	(143)	(47)	(44)
Foreign currency impact	252	(51)	—	—	116	(69)
As of December 31	$3,437	$3,291	$1,504	$1,425	$1,152	$1,032
Market related value at end of year	$3,437	$3,291	$1,661	$1,731	$1,152	$1,032
Amount recognized in Statement of Financial Position as of December 31
Funded status	$509	$478	$(579)	$(615)	$(54)	$(55)
Unrecognized prior-service cost	48	43	—	—	(6)	(5)
Unrecognized loss	1,893	1,854	1,304	1,276	473	419
Net amount recognized	$2,450	$2,375	$725	$661	$413	$359
(1)Included in employer contributions are $47 million of assets transferred from the defined benefit pension plan to fund employer contributions in the defined contribution plan, reducing the plan assets in UK plans.
In 2025, the net actuarial gains decreased the benefit obligation for the UK, primarily due to the increase in discount rates. During 2025, for the US and other major pension plans, net actuarial losses increased the benefit obligation, primarily due to an decrease in discount rates. In 2024, the net actuarial gains decreased the benefit obligation primarily due to the increase in discount rates.

Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Prepaid benefit cost (1)	$521	$505	$—	$—	$—	$—
Accrued benefit liability - current (2)	(1)	(1)	(43)	(42)	(4)	(4)
Accrued benefit liability - non-current (3)	(11)	(26)	(536)	(573)	(50)	(51)
Accumulated other comprehensive loss	1,941	1,897	1,304	1,276	467	414
Net amount recognized	$2,450	$2,375	$725	$661	$413	$359
(1)Included in Prepaid pension.
(2)Included in Other current liabilities.
(3)Included in Pension, other postretirement, and postemployment liabilities.
Amounts recognized in Accumulated other comprehensive loss (income) that have not yet been recognized as components of net periodic benefit cost at December 31, 2025 and 2024 consist of (in millions):

	U.K.		U.S.		Other
	2025	2024	2025	2024	2025	2024
Net loss	$1,893	$1,854	$1,304	$1,276	$473	$419
Prior service cost (income)	48	43	—	—	(6)	(5)
Total	$1,941	$1,897	$1,304	$1,276	$467	$414
In 2025, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.1 billion, an ABO of $2.1 billion, and plan assets with a fair value of $1.5 billion. U.K. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $100 million, an ABO of $100 million and, plan assets with a fair value of $88 million. Other plans with a PBO in excess of the fair value of plan assets had a PBO of $1.1 billion and plan assets with a fair value of $1.0 billion, and other plans with an ABO in excess of the fair value of plan assets had an ABO of $213 million and plan assets with a fair value of $165 million.
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
Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	U.K.			U.S.			Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$—	$—	$—	$—	$—	$—	$—	$—	$—
Interest cost	152	145	147	102	100	103	39	39	41
Expected return on plan assets, net of administration expenses	(180)	(188)	(190)	(120)	(135)	(119)	(53)	(54)	(48)
Amortization of prior-service cost	3	2	2	—	—	—	—	—	—
Amortization of net actuarial loss	90	82	75	35	36	34	14	13	13
Net periodic benefit (income) cost	64	41	34	18	1	18	1	(2)	6
Settlement expense	—	—	—	—	—	—	—	—	27
Total net periodic benefit cost (income)	$64	$41	$34	$18	$1	$18	$1	$(2)	$33
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

The weighted-average assumptions used to determine benefit obligations are as follows:

	U.K.		U.S. (1)		Other
	2025	2024	2025	2024	2025	2024
Discount rate	5.56%	5.55%	4.58 - 5.28%	5.18 - 5.52%	4.20 - 4.78%	3.26 - 4.63%
Rate of compensation increase	3.29 - 3.69%	3.44 - 3.94%	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%
Underlying price inflation	2.29%	2.44%	N/A	N/A	2.00%	2.00%
(1)U.S. pension plans are frozen and therefore not impacted by compensation increases or price inflation.
The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.K.			U.S.			Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate	5.32%	4.55%	4.95%	4.93 - 5.24%	4.65 - 4.72%	4.80 - 4.91%	3.20 - 4.27%	3.04 - 4.63%	3.35 - 5.15%
Expected return on plan assets, net of administration expenses	5.24%	5.14%	5.34%	7.08%	7.79%	6.82%	4.35 - 4.90%	4.40 - 5.50%	4.20 - 4.85%
Rate of compensation increase	3.44 - 3.94%	3.38 - 3.88%	3.59 - 4.09%	N/A	N/A	N/A	1.00 - 3.00%	1.00 - 3.00%	1.00 - 3.00%
Expected Return on Plan Assets
To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts, and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return of 7.08% on U.S. plan assets reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns, as well as other financial instruments to minimize downside risk.
Fair value of plan assets
The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. Refer to Note 15 “Fair Value Measurements and Financial Instruments” for a description of the procedures performed to determine the fair value of the plan assets.

The fair values of the Company’s U.S. pension plan assets at December 31, 2025 and December 31, 2024, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$26	$26	$—	$—
Equity investments:
Equity securities	—	—	—	—
Equity derivatives	—	—	—	—
Pooled funds (2)	481	—	—	—
Fixed income investments:
Corporate bonds	98	—	98	—
Government and agency bonds	291	256	35	—
Fixed Income Derivatives	4	—	4	—
Pooled funds (2)	374	—	—	—
Other investments:
Real estate (2) (3)	128	—	—	—
Alternative investments (2) (4)	134	—	—	—
Other (5)	(32)	(27)	(5)	—
Total	$1,504	$255	$132	$—

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$14	$14	$—	$—
Equity investments:
Equity securities	—	—	—	—
Equity derivatives	—	—	—	—
Pooled funds (2)	427	—	—	—
Fixed income investments:
Corporate bonds	92	—	92	—
Government and agency bonds	252	218	34	—
Fixed Income Derivatives	3	—	3	—
Pooled funds (2)	339	—	—	—
Other investments:
Real estate (2)(3)	127	—	—	—
Alternative investments (2) (4)	171	—	—	—
Total	$1,425	$232	$129	$—
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
(5)Includes unsettled investment transactions for pending trade purchases and sales presented on a net basis.

The fair values of the Company’s major U.K. pension plan assets at December 31, 2025 and December 31, 2024, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$75	$75	$—	$—
Equity investments:
Pooled funds (2)	84	—	—	—
Fixed income investments:
Derivatives (3)	(592)	—	(592)	—
Corporate bonds	220	—	220	—
Government and agency bonds	1,187	1,187	—	—
Annuities	1,414	—	—	1,414
Pooled funds (2)	399	—	—	—
Other investments:
Real estate (2) (4)	49	—	—	—
Pooled funds (2) (5)	601	—	—	—
Total	$3,437	$1,262	$(372)	$1,414

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$98	$98	$—	$—
Equity investments:
Pooled funds (2)	—	—	—	—
Fixed income investments:
Derivatives (3)	(129)	—	(129)	—
Government and agency bonds	1,397	1,397	—	—
Annuities	1,329	—	—	1,329
Pooled funds (2)	168	—	—	—
Other investments:
Real estate (2) (4)	58	—	—	—
Pooled funds (2) (5)	370	—	—	—
Total	$3,291	$1,495	$(129)	$1,329
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

The following table presents the changes in the Level 3 fair-value category in the Company’s U.K. pension plans for the years ended December 31, 2025 and December 31, 2024 (in millions):

Fair Value Measurements Using Level 3 Inputs	Annuities
Balance at January 1, 2024	$1,510
Actual return on plan assets:
Relating to assets still held at December 31, 2024	(157)
Foreign exchange	(24)
Balance at December 31, 2024	1,329
Actual return on plan assets:
Relating to assets still held at December 31, 2025	(19)
Foreign exchange	104
Balance at December 31, 2025	$1,414
The fair values of the Company’s other major pension plan assets at December 31, 2025 and December 31, 2024, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$18	$18	$—	$—
Equity investments:
Equity securities	69	69	—	—
Pooled funds (2)	236	—	—	—
Fixed income investments:
Government and agency bonds	255	255	—	—
Derivatives	(4)	—	(4)	—
Pooled funds (2)	516	—	—	—
Other investments:
Alternative investments (2) (3)	55	—	—	—
Real estate (2) (4)	7	—	—	—
Total	$1,152	$342	$(4)	$—

		Fair Value Measurements Using
	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$18	$18	$—	$—
Equity investments:
Equity securities	55	55	—	—
Pooled funds (2)	208	—	—	—
Fixed income investments:
Government and agency bonds	237	237	—	—
Derivatives	(12)	—	(12)
Pooled funds (2)	473	—	—	—
Other investments:
Alternative investments (2) (3)	47	—	—	—
Real estate (2) (4)	6	—	—	—
Total	$1,032	$310	$(12)	$—
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
Investment Policy and Strategy
The U.S. investment policy, as established by the RPGIC, seeks reasonable asset growth at prudent risk levels within weighted average target allocations. At December 31, 2025, the weighted average targeted allocation for the U.S. plans was 30% for equity investments, 50% for fixed income investments, and 20% for other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans’ ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2025, the weighted average targeted allocation for the U.K. and non-U.S. plans was 9% for equity investments, 84% for fixed income investments, and 7% for other investments.
Cash Flows
Contributions
Based on current assumptions, in 2026, the Company expects to contribute approximately $1 million, $81 million, and $11 million to its significant U.K., U.S., and other major pension plans, respectively.
Estimated Future Benefit Payments
Estimated future benefit payments for plans, not including voluntary one-time lump sum payments, are as follows at December 31, 2025 (in millions):

	U.K.	U.S.	Other
2026	$218	$171	$52
2027	$226	$172	$53
2028	$234	$174	$55
2029	$243	$169	$56
2030	$252	$161	$58
2031 - 2035	$1,402	$751	$316

U.S. and Canadian Other Postretirement Benefits
The following table provides an overview of the accumulated PBO, fair value of plan assets, funded status and net amount recognized as of December 31, 2025 and 2024 for the Company’s other significant postretirement benefit plans located in the U.S. and Canada (in millions):

	2025	2024
Accumulated projected benefit obligation	$81	$79
Fair value of plan assets	17	16
Funded status	(64)	(63)
Unrecognized (gain) loss	(30)	(26)
Net amount recognized	$(94)	$(89)
Other information related to the Company’s other postretirement benefit plans are as follows:

	2025	2024	2023
Net periodic benefit cost recognized (millions)	$3	$4	$4
Weighted-average discount rate used to determine future benefit obligations	4.89 - 5.43%	4.68 - 5.59%	4.65 - 4.87%
Weighted-average discount rate used to determine net periodic benefit costs	4.37 - 5.28%	4.64 - 4.76%	4.92 - 5.17%
Based on current assumptions, the Company expects:
•The amount in Accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2026 is $2 million net gain.
•To contribute $4 million to fund significant other postretirement benefit plans during 2026.
•Estimated future benefit payments will be approximately $5 million each year for 2026 through 2030, and $26 million in aggregate for 2031-2035.
13.    Share-Based Compensation Plans
The following table summarizes share-based compensation expense recognized in the Consolidated Statements of Income in Compensation and benefits (in millions):

	Years Ended December 31
	2025	2024	2023
Restricted share units	$297	$309	$283
Performance share awards	124	155	143
Employee share purchase plans and other	11	10	12
Total share-based compensation expense	432	474	438
Tax benefit	87	101	91
Share-based compensation expense, net of tax	$345	$373	$347
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

The following table summarizes the status of the Company’s RSUs (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2024	2,786	$289
Granted	999	$364
Vested	(1,020)	$284
Forfeited	(160)	$303
Non-vested balance at December 31, 2025	2,605	$319
(1)Represents per share weighted average fair value of award at date of grant.
The weighted-average grant date fair value of the Company's RSU awards granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $364, $300, and $302, respectively. The fair value of RSUs that vested during 2025, 2024, and 2023 was $385 million, $332 million, and $354 million, respectively.
Unamortized deferred compensation expense amounted to $544 million as of December 31, 2025, with a remaining weighted average amortization period of approximately 2.1 years.
Performance Share Awards
The vesting of PSAs is contingent upon the achievement of certain objectives. The most significant plan is the LPP for which payout is based on a cumulative level of adjusted diluted earnings per share related performance over a three-year period. The actual issuance of shares may range from 0-200% of the target number of LPPs granted, based on the terms of the plan and level of achievement of the related performance target. The grant date fair value of LPPs is based upon the market price of the Company’s class A ordinary shares at the date of grant, reduced by the present value of estimated dividends foregone during the vesting period. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation expense is recognized over the performance period based on management’s estimate of the number of units expected to vest. Management evaluates its estimate of the actual number of shares expected to be issued at the end of the programs on a quarterly basis. The cumulative effect of the change in estimate is recognized in the period of change as an adjustment to Compensation and benefits in the Consolidated Statements of Income, if necessary. Dividend equivalents are not paid on PSAs.
The following table summarizes the status of the Company's LPPs at 100% of the targeted amount (shares in thousands, except fair value):

	Shares	Fair Value (1)
Non-vested balance at December 31, 2024	904	$309
Granted	268	$384
Vested	(285)	$311
Forfeited	(24)	$350
Non-vested balance at December 31, 2025	863	$331
(1)Represents per share weighted average fair value of award at date of grant.

The per share weighted-average grant date fair value of the Company's LPP awards granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $384, $319, and $298, respectively. The payout of shares in 2025 with respect to the LPP awards granted in 2022 based on performance for the three-year performance period ended 2024 was, in aggregate, 465 thousand shares. The fair value of LPPs that vested during 2025, 2024, and 2023 was $182 million, $226 million, and $296 million, respectively.

Unamortized compensation expense, based on current performance levels, amounted to $110 million as of December 31, 2025, with a remaining weighted average amortization period of approximately 1.3 years.

14.    Derivatives and Hedging
The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these risks by creating offsetting exposures. The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management
The Company is exposed to foreign exchange risk when it earns revenues, pays expenses, enters into monetary intercompany transfers or other transactions denominated in a currency that differs from its functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options, and cross-currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
As of December 31	2025	2024	2025	2024	2025	2024
Foreign exchange contracts
Accounted for as hedges	$452	$597	$19	$25	$4	$—
Not accounted for as hedges (3)	467	394	3	—	—	1
Total	$919	$991	$22	$25	$4	$1
(1)Included within Other current assets ($21 million in 2025 and $15 million in 2024) and Other non-current assets ($1 million in 2025 and $10 million in 2024).
(2)Included within Other current liabilities ($3 million in 2025 and $1 million in 2024) and Other non-current liabilities ($1 million in 2025).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.
The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	2025	2024	2023
Gain recognized in Accumulated other comprehensive loss	$14	$99	$8
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Consolidated Statements of Income are as follows (in millions):

	Years Ended December 31
	2025	2024	2023
Total revenue	$8	$1	$(8)
Compensation and benefits	(1)	—	—
Interest expense	1	1	—
Total	$8	$2	$(8)
The Company estimates that approximately $8 million of pretax gain currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
The Company recorded a gain of $40 million in 2025, a loss of $20 million in 2024, and a gain of $37 million in 2023 in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Money market funds (1)	$4,998	$—	$—	$4,998
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$45	$—	$45
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$27	$—	$27

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
Assets
Money market funds (1)	$3,419	$—	$—	$3,419
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$40	$—	$40
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$16	$—	$16
(1)Included within Fiduciary assets or Short-term investments in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 14 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels during 2025 or 2024. The Company recognized no realized or unrealized gains or losses in the Consolidated Statements of Income related to assets and liabilities measured at fair value using unobservable inputs in 2025, 2024, or 2023.

The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	2025		2024
As of December 31	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$588	$589	$749	$744
Long-term debt	$14,660	$14,158	$16,265	$15,308
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
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo was one of the third parties that identified capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties, including in connection with property and casualty insurance, cyber insurance, and collateral protection insurance. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company by clients and counterparties allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates (collectively, “Clear Blue”) filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. Clear Blue and Aon jointly filed a stipulation of dismissal with prejudice on September 26, 2025. On August 8, 2025, the liquidating trust formed to pursue claims on behalf of the Vesttoo bankruptcy estate filed a complaint in the U.S. Bankruptcy Court of Delaware against the Company and certain of its subsidiaries, among other parties. The trust’s complaint alleges, among other theories of liability, that Aon is liable for having induced parties into taking on collateral protection insurance risks, notwithstanding the fact that fraudulent letters of credit had been arranged by Vesttoo employees and co-conspirators. Aon believes that it has meritorious defenses and intends to vigorously defend itself such claims, and on November 17, 2025, Aon filed a motion to dismiss the matter. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. In the third quarter of 2025, certain legal settlement expenses and recoveries were recognized resulting in a $23 million reduction of this amount. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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

Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $124 million at December 31, 2025, and $124 million at December 31, 2024. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $196 million at December 31, 2025 compared to $162 million at December 31, 2024.
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

The following tables include information about Aon’s reportable segments, including total segment revenue, consolidated revenue, segment operating income, and income before income taxes:

	Year Ended December 31, 2025
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$11,290	$5,907	$(16)	$17,181
Expenses
Compensation and benefits	5,832	3,060	93	8,985
Information technology	372	186	10	568
Premises	216	116	5	337
Other expenses (2)	1,434	1,135	378	2,947
Total operating expenses	7,854	4,497	486	12,837
Operating income	3,436	1,410	(502)	4,344
Operating margin	30.4%	23.9%		25.3%

Non-operating expenses
Interest income				19
Interest expense				(815)
Other income (expense)				1,211
Income before income taxes				$4,759
(1)Includes fiduciary investment income of $262 million in Risk Capital and $9 million in Human Capital for 2025.
(2)Includes expenses related to depreciation of fixed assets, amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and other general expenses.

	Year Ended December 31, 2024
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$10,517	$5,209	$(28)	$15,698
Expenses
Compensation and benefits	5,417	2,739	127	8,283
Information technology	368	168	3	539
Premises	215	110	—	325
Other expense (2)	1,225	1,049	442	2,716
Total operating expenses	7,225	4,066	572	11,863
Operating income	3,292	1,143	(600)	3,835
Operating margin	31.3%	21.9%		24.4%

Non-operating expenses
Interest income				67
Interest expense				(788)
Other income (expense)				348
Income before income taxes				$3,462
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
Revenue
Reportable segment revenue includes inter-segment revenue of $11 million for Risk Capital and $5 million for Human Capital for 2025, $16 million for Risk Capital and $12 million for Human Capital for 2024, and $6 million for Risk Capital and $6 million for Human Capital for 2023. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment. These expenses are considered Corporate/Eliminations.
Non-operating Expenses
The Company’s non-operating income (expenses) primarily consist of Interest income, Interest expense and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned, net of expense, on operating cash balances, including our multi-currency cash pool, and other income producing investments. Interest income does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. Interest expense represents the cost of debt obligations and net interest expense on operating cash balances and other income-producing investments. Other income (expense) consists of equity earnings, realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.

Entity-Wide Disclosures
The following table includes consolidated long-lived assets, net by geographic area (in millions). Long-lived assets are comprised of Fixed assets, net, Operating lease right-of-use assets, and finance lease assets classified as Other non-current assets:

As of December 31	Total	United States	Americas other than U.S.	United Kingdom	Ireland	Other Europe, Middle East, & Africa	Asia Pacific
2025	$1,379	$539	$129	$147	$28	$301	$235
2024	$1,357	$598	$117	$144	$28	$261	$209

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were effective at a reasonable assurance level such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework (2013 Framework). Based on this assessment, management has concluded our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young, LLP, the Company’s independent registered public accounting firm, as stated in their report included herein titled “Report of Independent Registered Public Accounting Firm-Opinion on Internal Control over Financial Reporting.”
Changes in Internal Control Over Financial Reporting
There were no changes, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Aon plc
Opinion on Internal Control Over Financial Reporting
We have audited Aon plc’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Aon plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial position of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

Chicago, Illinois
February 13, 2026

Item 9B.    Other Information
On November 5, 2025, Darren Zeidel, Executive Vice President, General Counsel and Company Secretary, adopted a new Rule 10b5-1 trading plan intended to satisfy the affirmative defense in Rule 10b5-1(c). The plan’s maximum length is until February 2, 2027 and first trades were not permitted to occur until February 3, 2026, at the earliest. The plan is intended to permit Mr. Zeidel to sell 5,650 and 7,021 class A ordinary shares of Aon received pursuant to the vesting of certain equity awards, net of any shares withheld for taxes.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevents Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to Aon’s directors is set forth under the heading “Proposal 1 — Resolutions Regarding the Election of Directors” in the Proxy Statement for the 2026 Annual General Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference. Information relating to Aon’s executive officers is set forth in Part I of this report and is incorporated herein by reference. The remaining information required by this item is set forth under the headings “Director Nominee Bios” and “Corporate Governance” in the Proxy Statement, and all such information is incorporated herein by reference.
We have adopted a code of ethics that applies to the Company’s directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, and Global Controller and Chief Accounting Officer and other persons performing similar functions. The text of our code of ethics, which we call our Code of Business Conduct, is available on our website as disclosed in Part 1 of this report. We will provide a copy of the code of ethics without charge upon request to the Company Secretary, 15 George’s Quay, Dublin 2, Ireland. We will disclose on our website any amendment to or waiver from our Code of Business Conduct on behalf of any of our executive officers or directors.
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
The other information required by this Item 10 is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
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
Information relating to compensation committee interlocks and insider participation is set forth under the heading “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon plc’s ordinary shares is set forth under the headings “Other Information — Equity Compensation Plan Information,” “Principal Holders of Voting Securities,” and “Security Ownership of Directors and Executive Officers” in the Proxy Statement, and all such information is incorporated herein by reference.
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
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42), on Financial Statements
Consolidated Statements of Income — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Financial Position — As of December 31, 2025 and 2024
Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows — Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
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

4.12*	Form of 4.500% Senior Note due 2028 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 3, 2018.

4.13*	Form of 3.750% Senior Note due 2029, incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 2, 2019.

4.14*	Form of 2.800% Senior Note due 2030 - incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed May 15, 2020.

4.15	Description of Securities of Aon plc that are registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.16*
First Indenture Supplement, dated August 23, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.17*	Form of 2.050% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.18*	Form of 2.900% Senior Note due 2051 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed August 23, 2021.

4.19*
Second Indenture Supplement, dated December 2, 2021, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

4.20*	Form of 2.600% Senior Note due 2031 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed December 2, 2021.

4.21*
Third Indenture Supplement, dated February 28, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed February 28, 2022.

4.22*	Form of 2.850% Senior Note due 2027 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.23*	Form of 3.900% Senior Note due 2052 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed February 28, 2022.

4.24*
Fourth Indenture Supplement, dated September 12, 2022, among Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee – incorporated by reference to Exhibit 4.2 to Aon’ Current Report on Form 8-K filed September 12, 2022.

4.25*	Form of 5.000% Senior Note due 2032 – incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed September 12, 2022.

4.26*
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

4.27*
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

4.35*	Form of Aon Ordinary Share Certificate - incorporated by reference to Exhibit 4.1 to Aon’s Registration Statement on Form S-4 filed February 26, 2024.

4.36*
Base Indenture, dated March 1, 2024, among Aon North America, Inc., the Co-Issuers and Guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A. - incorporated by reference to Aon’s Current Report on Form 8-K filed March 1, 2024.

4.37*
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

10.4*
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

10.7*
Amendment No. 2 to the Credit Agreement, dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited, Aon UK Limited and Aon North America, Inc., Citibank, N.A., as administrative agent and the lenders party thereto — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed October 24, 2023.

10.8*
Guaranty Supplement from Aon North America, Inc. to Citibank, N.A., as administrative agent, dated June 22, 2023 — incorporated by reference to Exhibit 10.6 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.9*
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

10.13*#
First Amendment to the Aon Corporation Outside Director Bequest Plan, effective November 22, 2024 - incorporated by reference to Exhibit 10.15 to Aon's Annual Report on Form 10-K for the year ended December 31, 2024.

10.14*#	Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 24, 2006.

10.15*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan - incorporated by reference to Exhibit 10(au) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.16*#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 - incorporated by reference to Exhibit 10.10 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.17*#	Aon Stock Award Plan (as amended and restated through February 2000) - incorporated by reference to Exhibit 10(a) to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.18*#	First Amendment to the Aon Stock Award Plan - incorporated by reference to Exhibit 10(as) to Aon’s Annual Report on Form 10-K for the year ended December 31, 2006.

10.19*#	Aon plc 2011 Incentive Plan (as amended and restated, effective March 29, 2019) - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.20*#
First Amendment to the Aon plc 2011 Incentive Plan, effective September 13, 2021 - incorporated by reference to Exhibit 10.9 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.21*#	Aon plc 2011 Incentive Plan (as amended and restated effective April 19, 2023) — incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

10.22*#	Aon plc 2011 Incentive Plan (as amended and restated effective April 18, 2025) - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed July 3, 2025.

10.23*#	Aon plc Leadership Performance Program (as amended and restated, effective January 1, 2024) - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed March 27, 2024.

10.24*#
Aon plc Senior Executive Combined Severance and Change in Control Plan (as amended and restated, effective June 21, 2019) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter end June 30, 2019.

10.25*#
First Amendment to the Aon plc Amended and Restated Senior Executive Combined Severance and Change in Control Plan, effective September 30, 2021 - incorporated by reference to Exhibit 10.10 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

10.26*#
Aon plc Senior Executive Incentive Compensation Plan (as amended and restated, effective January 1, 2021) - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.27*#	Form of Deed of Indemnity of Aon plc - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.28*#	Form of Deed of Indemnity for Directors of Aon Global Limited - incorporated by reference to Exhibit 10.4 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.29*#	Form of Deed of Indemnity for Gregory C. Case - incorporated by reference to Exhibit 10.5 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.30*#	Form of Deed of Indemnity for Executive Officers of Aon plc - incorporated by reference to Exhibit 10.6 to Aon’s Current Report on Form 8-K12B filed April 2, 2012.

10.31*#	Form of Service as a Non Executive Director Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

10.32*#
Amendment to Employment Agreement, dated March 14, 2025, among Aon plc, Aon Corporation and Gregory C. Case – incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed March 17, 2025.

10.33*#
Amended and Restated Employment Agreement, dated December 31, 2025, among Aon plc, Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed January 2, 2026.

10.34*#
Performance Share Unit Agreement, dated December 31, 2025, by and between Aon plc and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed January 2, 2026.

10.35*#
Amended and Restated Change in Control Agreement, dated November 13, 2009, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on November 17, 2009.

10.36*#
Amendment to the Amended and Restated Change in Control Agreement, dated April 27, 2016, between Aon plc and Gregory C. Case - incorporated by reference to Exhibit 10.11 on Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

10.37*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10.38*#	Amendment to International Assignment Letter, dated June 25, 2018, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 27, 2018.

10.39*#	Amendment to International Assignment Letter, dated June 25, 2019, with Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed on June 25, 2019.

10.40*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Greg C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 25, 2020.

10.41*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10.42*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Gregory C. Case – incorporated by reference to exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 23, 2022.

10.43*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed June 22, 2023.

10.44*#
Amendment to International Assignment Letter, dated June 24, 2024, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed June 26, 2024.

10.45*#
Amendment to International Assignment Letter, dated June 27, 2025, between Aon Corporation and Gregory C. Case - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed July 3, 2025.

10.46*#	Letter Agreement, dated May 30, 2024, between Aon Corporation and Edmund Reese - incorporated by reference to Aon’s Current Report on Form 8-K filed June 4, 2024.

10.47*#+	Transition Agreement, dated June 24, 2024, between Aon Corporation and Christa Davies - incorporated by reference to Aon’s Current Report on Form 8-K filed June 26, 2024.

10.48*#
International Assignment Letter, effective July 1, 2016, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2016

10.49*#
Amendment to International Assignment Letter, dated June 25, 2018, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 27, 2018.

10.50*#
Amendment to International Assignment Letter, dated June 25, 2019, between Aon Corporation and Christa Davies, incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed on June 25, 2019.

10.51*#
Amendment to International Assignment Letter, dated June 19, 2020, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 25, 2020.

10.52*#
Amendment to International Assignment Letter, dated July 8, 2021, between Aon Corporation and Christa Davies incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10 Q for the quarter ended June 30, 2021.

10.53*#
Amendment to International Assignment Letter, dated June 21, 2022, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 23, 2022.

10.54*#
Amendment to International Assignment Letter, dated June 16, 2023, between Aon Corporation and Christa Davies - incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8 K filed June 22, 2023.

10.55*#	Letter Agreement, dated July 16, 2019, between Aon Corporation and Darren Zeidel - incorporated by reference to Exhibit 10.50 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021

10.56*#
Letter Agreement, dated October 22, 2019, between Aon Corporation and Lisa Stevens - incorporated by reference to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.57*#	Letter Agreement, dated August 1, 2022, between Aon Corporation and Mindy Simon - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q filed on July 25, 2025.

10.58*#
International Assignment Letter, effective July 1, 2023, between Aon Service Corporation and Mindy Simon - incorporated by reference to Exhibit 10.4 to Aon’s Quarterly Report on Form 10 Q filed on July 25, 2025.

10.59*#
Amendment to International Assignment Letter, dated June 24, 2024, between Aon Service Corporation and Mindy Simon - incorporated by reference to Exhibit 10.5 to Aon’s Quarterly Report on Form 10-Q filed on July 25, 2025.

10.60#	Employment Agreement, dated January 2, 2026, between Aon Corporation and Andy Marcell.

10.61*#	Separation Agreement, dated as of January 6, 2026, by and between Aon Corporation and Eric Andersen – incorporated by reference to Aon’s Current Report on Form 8-K filed on January 7, 2026.

10.62*#	Amended and Restated Aon Deferred Compensation Plan, dated November 16, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.63*#	First Amendment to the Aon Deferred Compensation Plan, effective December 8, 2016 - incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016.

10.64*#
Second Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective April 19, 2017 - incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

10.65*#
Third Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective December 27, 2019 - incorporated by referenced to Exhibit 10.51 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.66*#
Fourth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective May 7, 2020 - incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.67*#
Fifth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.64 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.68*#
Sixth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.69*#
Seventh Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective August 1, 2024 - incorporated by reference to Exhibit 10.67 to Aon's Annual Report on Form 10-K for the year ended December 31, 2024.

10.70#	Eighth Amendment to the Amended and Restated Aon Deferred Compensation Plan, effective July 31,2025.

10.71*#
Aon plc Global Share Purchase Plan, amended and restated effective January 1, 2021 - incorporated by reference to Exhibit 10.61 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.72*#	Form of Restricted Stock Unit Agreement - incorporated by reference to Exhibit 10.2 to Aon’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.73*#	Aon Supplemental Savings Plan, amended and restated effective January 1, 2017 - incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.74*#	First Amendment to the Aon Supplemental Savings Plan, effective March 30, 2017 - incorporated by reference to Exhibit 10.52 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.75*#
Second Amendment to the Aon Supplemental Savings Plan, effective December 31, 2018 - incorporated by reference to Exhibit 10.58 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.76*#	Third Amendment to the Aon Supplemental Savings Plan, effective December 27, 2019 - incorporated by reference to Exhibit 10.59 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.77*#	Fourth Amendment to the Aon Supplemental Savings Plan, effective May 1, 2020 - incorporated by reference to Exhibit 10.68 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.78*#	Fifth Amendment to the Aon Supplemental Savings Plan, effective January 1, 2021 – incorporated by reference to Exhibit 10.69 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.79*#	Sixth Amendment to the Aon Supplemental Savings Plan, effective October 1, 2021 - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2021.

10.80*#	Seventh Amendment to the Aon Supplemental Savings Plan, effective June 30, 2022 – incorporated by reference to Exhibit 10.71 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.81*#	Eighth Amendment to the Aon Supplemental Savings Plan, effective August 1, 2024 - incorporated by reference to Exhibit 10.78 to Aon's Annual Report on Form 10-K for the year ended December 31, 2024.

10.82#	Ninth Amendment to the Aon Supplemental Savings Plan, effective July 31, 2025.

10.83*#
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

10.84*#
Master Assignment, Assumption and Amendment Deed to Change in Control Arrangements of Aon plc, dated April 1, 2020 - incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.85*#	Master Amendment to the Remaining Plans, dated April 1, 2020, of Aon Corporation - incorporated by reference to Exhibit 10.3 to Aon’s Current Report on Form 8-K12B filed April 1, 2020.

10.86*	Form of Irrevocable Director Undertaking - incorporated by reference to Exhibit 10.1 to Aon’s Form 8-K filed March 10, 2020.

10.87*#
Form of Acknowledgment of Tax Equalization Process Letter Agreement with Non Employee Directors - incorporated by reference to Exhibit 10.74 to Aon’s Annual Report on Form 10-K for the year ended December 31, 2020.

10.88*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.1 to Aon’s Quarterly Report on Form 10-Q filed April 28, 2023.

10.89*#	Form of Restricted Stock Unit Agreement - incorporated by reference to Exhibit 10.3 to Aon’s Quarterly Report on Form 10-Q filed April 26, 2024.

10.90*#	Employment Agreement, effective as of July 1, 2023, between Aon Corporation and Eric Andersen — incorporated by reference to Exhibit 10.7 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.91*#
Form of Performance Share Unit Agreement Under Aon plc 2011 Incentive Plan, as amended as restated — incorporated by reference to Exhibit 10.8 to Aon’s Quarterly Report on Form 10-Q filed July 28, 2023.

10.92*
Credit Agreement dated as of October 19, 2023, among Aon plc, Aon Corporation, Aon Global Holdings plc, Aon Global Limited and Aon North America, Inc., Citibank, N.A., as administrative agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed October 24, 2023.

Insider Trading Policies and Procedures.
19.1	Aon plc Insider Trading Policy.

Subsidiaries of the Registrant.

21.1	List of Subsidiaries of Aon.

Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant
22.1	Subsidiary Guarantors and Issuers of Guaranteed Securities

Consent of Independent Registered Public Accounting Firm

23	Consent of Independent Registered Public Accounting Firm

Rule 13a-14(a)/15d-14(a) Certifications.

31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Section 1350 Certifications.

32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

Policy Relating to Recovery of Erroneously Awarded Compensation

97.1*	Aon plc Incentive Repayment Policy (For Section 16 Officers), effective as of October 2, 2023 - incorporated by reference to Aon's Annual Report on Form 10-K for the year ended December 31, 2023.

XBRL Exhibits.

Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Calculation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
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

Aon plc
		By:	/s/ GREGORY C. CASE
Gregory C. Case, Chief Executive Officer
Date:	February 13, 2026
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2026
Gregory C. Case

/s/ LESTER B. KNIGHT	Non-Executive Chairman and Director	February 13, 2026
Lester B. Knight

/s/ JOSE ANTONIO ÁLVAREZ	Director	February 13, 2026
Jose Antonio Álvarez

/s/ JIN-YONG CAI	Director	February 13, 2026
Jin-Yong Cai

/s/ JEFFREY C. CAMPBELL	Director	February 13, 2026
Jeffrey C. Campbell

/s/ CHERYL A. FRANCIS	Director	February 13, 2026
Cheryl A. Francis

/s/ JO ANN JENKINS	Director	February 13, 2026
Jo Ann Jenkins

/s/ ADRIANA KARABOUTIS	Director	February 13, 2026
Adriana Karaboutis

/s/ RICHARD C. NOTEBAERT	Director	February 13, 2026
Richard C. Notebaert

/s/ GLORIA SANTONA	Director	February 13, 2026
Gloria Santona

/s/ SARAH SMITH	Director	February 13, 2026
Sarah Smith

/s/ BYRON SPRUELL	Director	February 13, 2026
Byron Spruell

/s/ JAMES STAVRIDIS	Director	February 13, 2026
James Stavridis

/s/ EDMUND REESE	Chief Financial Officer (Principal Financial Officer)	February 13, 2026
Edmund Reese

/s/ DAVID DEBRUNNER	Global Controller (Principal Accounting Officer)	February 13, 2026
David DeBrunner