Form 10-Q
period 2026-03-31
Aon plc
filed 2026-05-01
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of April 30, 2026: 213,576,949

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent management’s expectations or forecasts of future events. These statements include statements about our plans, objectives, strategies, financial performance and outlook, trends, prospects or other future events and involve known and unknown risks that are difficult to predict. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “positioned,” “intend,” “plan,” “potential,” “continue,” “target,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market, industry and geopolitical conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; the outcome of contingencies; dividend policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•the impact of, and potential challenges in complying with, laws and regulations of the jurisdictions in which we operate, particularly given the global nature of our operations and the possibility of differing or conflicting laws and regulations, or the application or interpretation thereof, across such jurisdictions, including but not limited to in areas of cybersecurity, data privacy, and artificial intelligence;
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
Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in our filings with the SEC, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(millions, except per share data)	2026	2025
Revenue
Total revenue	$5,034	$4,729
Expenses
Compensation and benefits	2,393	2,249
Information technology	144	136
Premises	81	82
Depreciation of fixed assets	46	46
Amortization and impairment of intangible assets	152	199
Other general expense	411	446
Accelerating Aon United Program expenses	92	110
Total operating expenses	3,319	3,268
Operating income	1,715	1,461
Interest income	12	5
Interest expense	(179)	(206)
Other income (expense)	5	(10)
Income before income taxes	1,553	1,250
Income tax expense	314	268
Net income	1,239	982
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	27	17
Net income attributable to Aon shareholders	$1,212	$965

Basic net income per share attributable to Aon shareholders	$5.66	$4.46
Diluted net income per share attributable to Aon shareholders	$5.63	$4.43
Weighted average ordinary shares outstanding - basic	214.3	216.4
Weighted average ordinary shares outstanding - diluted	215.4	217.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(millions)	2026	2025
Net income	$1,239	$982
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	27	17
Net income attributable to Aon shareholders	1,212	965
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(4)	3
Foreign currency translation adjustments	(108)	239
Postretirement benefit obligation	27	47
Total other comprehensive income (loss)	(85)	289
Less: Other comprehensive income attributable to noncontrolling interests	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	(85)	289
Comprehensive income attributable to Aon shareholders	$1,127	$1,254
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,178	$1,195
Short-term investments	238	1,603
Receivables, net	5,089	4,209
Fiduciary assets	18,905	17,889
Other current assets	753	878
Total current assets	26,163	25,774
Goodwill	15,925	15,797
Intangible assets, net	5,826	5,727
Fixed assets, net	714	702
Operating lease right-of-use assets	674	677
Deferred tax assets	737	748
Prepaid pension	598	603
Other non-current assets	792	756
Total assets	$51,429	$50,784

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,208	$2,861
Short-term debt and current portion of long-term debt	1,121	589
Fiduciary liabilities	18,905	17,889
Other current liabilities	2,303	1,887
Total current liabilities	24,537	23,226
Long-term debt	13,542	14,660
Non-current operating lease liabilities	633	641
Deferred tax liabilities	350	340
Pension, other postretirement, and postemployment liabilities	1,028	1,084
Other non-current liabilities	1,359	1,285
Total liabilities	41,449	41,236

Redeemable noncontrolling interests	22	89

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: at March 31, 2026 - 213.6; at December 31, 2025 - 214.5)	2	2
Additional paid-in capital	13,453	13,438
Retained earnings (Accumulated deficit)	307	(245)
Accumulated other comprehensive loss	(3,928)	(3,843)
Total Aon shareholders' equity	9,834	9,352
Nonredeemable noncontrolling interests	124	107
Total equity	9,958	9,459
Total liabilities, redeemable noncontrolling interests and equity	$51,429	$50,784
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2026	214.5	$13,440	$(245)	$(3,843)	$107	$9,459
Net income (1)	—	—	1,212	—	28	1,240
Shares issued - employee stock compensation plans	0.6	(68)	—	—	—	(68)
Shares repurchased	(1.5)	—	(500)	—	—	(500)
Share-based compensation expense	—	82	—	—	—	82
Dividends to shareholders ($0.745 per share)	—	—	(160)	—	—	(160)
Net change in fair value of financial instruments	—	—	—	(4)	—	(4)
Net foreign currency translation adjustments	—	—	—	(108)	—	(108)
Net postretirement benefit obligation	—	—	—	27	—	27
Net purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(2)	—	—	(1)	(3)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Remeasurement of redemption value of redeemable noncontrolling interest	—	3	—	—	—	3
Balance at March 31, 2026	213.6	$13,455	$307	$(3,928)	$124	$9,958
(1)The Company’s Net income totaled $1.2 billion for the quarter ended March 31, 2026, which included $1 million of Net loss related to redeemable noncontrolling interests.

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(11)	—	—	—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
(1)The Company’s Net income totaled $982 million for the quarter ended March 31, 2025, which included $4 million of Net loss related to redeemable noncontrolling interests.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(millions)	2026	2025
Cash flows from operating activities
Net income	$1,239	$982
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(20)	—
Depreciation of fixed assets	46	46
Amortization and impairment of intangible assets	152	199
Share-based compensation expense	82	147
Deferred income taxes	(49)	(117)
Other, net	1	(17)
Change in assets and liabilities:
Receivables, net	(905)	(742)
Accounts payable and accrued liabilities	(656)	(846)
Accelerating Aon United Program liabilities	14	(6)
Current income taxes	243	152
Pension, other postretirement and postemployment liabilities	(14)	(8)
Other assets and liabilities	297	350
Cash provided by operating activities	430	140
Cash flows from investing activities
Proceeds from investments	17	20
Purchases of investments	(19)	(19)
Net sale (purchases) of short-term investments - non fiduciary	1,363	(145)
Acquisition of businesses, net of cash and funds held on behalf of clients	(296)	(116)
Sale of businesses, net of cash and funds held on behalf of clients	1	24
Capital expenditures	(67)	(56)
Cash provided by (used for) investing activities	999	(292)
Cash flows from financing activities
Share repurchase	(500)	(250)
Proceeds from issuance of shares	25	30
Cash paid for employee taxes on withholding shares	(93)	(141)
Commercial paper issuances, net of repayments	—	594
Repayment of debt	(593)	—
Increase (decrease) in fiduciary liabilities, net of fiduciary receivables	955	(355)
Cash dividends to shareholders	(162)	(147)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(73)	(80)
Cash used for financing activities	(441)	(349)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(97)	196
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	891	(305)
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,573	8,333
Cash, cash equivalents and funds held on behalf of clients at end of period	$9,464	$8,028
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,178	$964
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	—	2
Funds held on behalf of clients	8,286	7,062
Total cash and cash equivalents and funds held on behalf of clients	$9,464	$8,028
Supplemental disclosures:
Interest paid	$271	$273
Income taxes paid, net of refunds	$120	$233
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2026.
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
2. Accounting Principles and Practices
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Accounting for and Disclosure of Software Costs
In September 2025, the FASB issued new accounting guidance under ASC 350-40, Intangibles — Goodwill and Other Internal Use Software to modernize the criteria for capitalizing software development costs by removing references to development stages and framework updates to better reflect current software development practices. The new guidance is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact the new guidance will have on the Consolidated Financial Statements and Notes.
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
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended March 31,
	2026	2025
Commercial Risk Solutions	$2,223	$2,002
Reinsurance Solutions	1,279	1,189
Total Risk Capital (1)	3,502	3,191
Health Solutions	1,119	1,026
Wealth Solutions	420	519
Total Human Capital (1)	1,539	1,545
Eliminations	(7)	(7)
Total revenue	$5,034	$4,729
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended March 31, 2026
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,326	$691	$(7)	$2,010
Americas other than U.S.	261	123	—	384
U.K.	482	207	—	689
Ireland	25	28	—	53
Europe, Middle East, & Africa other than U.K. and Ireland	1,119	370	—	1,489
Asia Pacific	289	120	—	409
Total revenue	$3,502	$1,539	$(7)	$5,034

	Three Months Ended March 31, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,221	$788	$(7)	$2,002
Americas other than U.S.	254	120	—	374
U.K.	430	191	—	621
Ireland	22	23	—	45
Europe, Middle East, & Africa other than U.K. and Ireland	946	316	—	1,262
Asia Pacific	318	107	—	425
Total revenue	$3,191	$1,545	$(7)	$4,729

Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$450	$424
Additions	457	418
Amortization	(581)	(544)
Impairment	—	—
Foreign currency translation and other	(1)	4
Balance at end of period	$325	$302
An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$208	$207
Additions	15	13
Amortization	(13)	(13)
Impairment	—	—
Foreign currency translation and other	(1)	1
Balance at end of period	$209	$208

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
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three months ended March 31, 2026, total Program costs incurred were $92 million. Over the life of the Program, the Risk Capital segment is expected to incur approximately $286 million of charges, while the Human Capital segment is expected to incur approximately $74 million of charges, with the remaining charges relating to corporate expenses.

Total Program costs incurred for the three months ended March 31, 2026 and 2025 are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Risk Capital	$19	$19
Human Capital	5	4
Corporate	68	87
Total	$92	$110
The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs, and related savings.
The changes in the Company’s liabilities for the Program as of March 31, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2025	$39	$108	$—	$147
Charges	62	29	1	92
Cash payments	(51)	(34)	—	(85)
Foreign currency translation and other	—	(1)	—	(1)
Non-cash charges (1)	—	8	(1)	7
Liability balance as of March 31, 2026	$50	$110	$—	$160
Total costs incurred from inception to date	$397	$484	$100	$981
(1)Charges reflect changes in accruals made in the current period.
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
At March 31, 2026 and December 31, 2025, Cash and cash equivalents and Short-term investments were $1.4 billion and $2.8 billion, respectively. The balance as of December 31, 2025 reflected the investment of proceeds from the sale of the NFP Wealth business. Of the total balances, $173 million and $180 million were restricted as to their use at March 31, 2026 and December 31, 2025, respectively. Included within Short-term investments as of March 31, 2026 and December 31, 2025 were £72 million ($96 million at March 31, 2026 exchange rates and $97 million at December 31, 2025 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.

6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Gain from disposals of businesses (1)	$20	$—
Equity loss	$—	$(2)
Pension and other postretirement	(15)	(23)
Foreign currency remeasurement	9	(16)
Financial instruments and other (2)	(9)	31
Total	$5	$(10)
(1)During the three months ended March 31, 2026, an additional $20 million gain was recognized associated with revisions to the final closing statement related to the disposal of the NFP Wealth business (as defined below) completed in the fourth quarter of 2025.
(2)During the three months ended March 31, 2025, a $20 million gain was recognized, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period.
Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$74	$75
Provision	7	3
Accounts written off, net of recoveries	(2)	(5)
Foreign currency translation and other	4	1
Balance at end of period	$83	$74
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	March 31, 2026	December 31, 2025
Costs to fulfill contracts with customers (1)	$325	$450
Prepaid expenses	155	136
Taxes receivable	60	102
Other	213	190
Total	$753	$878
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.

Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	March 31, 2026	December 31, 2025
Costs to obtain contracts with customers (1)	$209	$208
Investments	198	192
Taxes receivable	110	82
Other	275	274
Total	$792	$756
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	March 31, 2026	December 31, 2025
Taxes payable	$505	$309
Deferred revenue (1)	348	259
Leases	178	181
Contingent consideration	32	28
Other	1,240	1,110
Total	$2,303	$1,887
(1)During the three months ended March 31, 2026 and 2025, revenue of $213 million and $230 million was recognized in the Condensed Consolidated Statements of Income, respectively.
Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	March 31, 2026	December 31, 2025
Taxes payable	$1,046	$1,014
Contingent consideration	140	99
Compensation and benefits	53	60
Deferred revenue	28	30
Other	92	82
Total	$1,359	$1,285

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
Total acquisitions completed by the Company for the three months ended March 31, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended March 31,
	2026	2025
Risk Capital	5	6
Human Capital	—	1
Total	5	7

The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions completed in 2026 (in millions):

Three Months Ended March 31, 2026
Consideration transferred:
Cash	$347
Deferred and contingent consideration	50
Aggregate consideration transferred	$397
Assets acquired:
Goodwill	190
Intangible assets	263
Other assets (1)	84
Total assets acquired	537
Liabilities assumed:
Total liabilities assumed	140
Net assets acquired	$397
(1)Includes Cash and cash equivalents of $29 million and $24 million in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2026 Significant Acquisitions
On March 16, 2026, the Company completed the acquisition of 100% of the share capital of ShoreOne Insurance Managers, Inc., a coastal-focused homeowners and flood insurance broker based in the U.S, in the Risk Capital segment.
2025 Significant Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of the partnership interests and share capital of Griffiths & Armour, an insurance broker in the United Kingdom in the Risk Capital segment.
Completed Dispositions
The Company completed no dispositions during the three months ended March 31, 2026 and 2025.
The pretax gains recognized related to dispositions for the three months ended March 31, 2026 were $20 million, which related to the disposition of the NFP wealth business, as defined below, completed in the prior year. There were no pretax gains from dispositions for the three months ended March 31, 2025. There were no pretax losses from dispositions for the three months ended March 31, 2026 or 2025.
2025 Significant Dispositions
On October 30, 2025, Aon completed the sale of a significant majority of NFP’s Wealth businesses within our Human Capital segment (the “NFP Wealth business”). Total proceeds received on closing was $2.3 billion, and a pre-tax gain of $1.2 billion was recognized within Other income (expense) on the Consolidated Statement of Income for the year ended December 31, 2025. The major classes of assets sold included Intangible assets, net of $760 million and Goodwill of $398 million.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the three months ended March 31, 2026 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2025	$9,551	$6,246	$15,797
Goodwill related to current year acquisitions	190	—	190
Foreign currency translation and other	(38)	(24)	(62)
Balance as of March 31, 2026	$9,703	$6,222	$15,925

Other intangible assets by asset class are as follows (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,974	$2,760	$5,214	$7,738	$2,644	$5,094
Tradenames	718	139	579	716	121	595
Technology and other	367	334	33	369	331	38
Total	$9,059	$3,233	$5,826	$8,823	$3,096	$5,727
The estimated future amortization for finite-lived intangible assets as of March 31, 2026 is as follows (in millions):

Remainder of 2026	$523
2027	652
2028	597
2029	549
2030	500
2031	450
Thereafter	2,555
Total	$5,826
9. Debt
In March 2026, Aon Global Limited’s $600 million 5.125% Senior Notes due March 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In January 2026, Aon Global Limited’s $521 million 8.205% Junior Subordinated Notes due January 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Junior Subordinated Notes.
On January 15, 2026, Aon Global Limited issued a notice of redemption to holders of its 2.875% Senior Notes for the redemption of all €500 million ($593 million at February 14, 2026 exchange rates) outstanding aggregate principal amount of the notes, plus accrued and unpaid interest, originally set to mature in May 2026. On February 14, 2026, these notes were repaid in full.
In December 2025, Aon Global Limited’s $750 million 3.875% Senior Notes matured and were repaid in full.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan. As of December 31, 2025, the term loan was paid in full.
Revolving Credit Facilities
As of March 31, 2026, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of March 31, 2026 or December 31, 2025. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2026 and December 31, 2025.

Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($720 million at March 31, 2026 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at March 31, 2026. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
The Company had no commercial paper outstanding as of March 31, 2026 and December 31, 2025.
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025
Weighted average commercial paper outstanding	$44	$196
Weighted average interest rate of commercial paper outstanding	4.06%	4.59%
10. Income Taxes
The effective tax rate on Net income was 20.2% for the three months ended March 31, 2026. The effective tax rate on Net income was 21.4% for the three months ended March 31, 2025.
For the three months ended March 31, 2026, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Shares repurchased	1.5	0.6
Average price per share	$322.63	$393.67
Repurchase costs recorded to retained earnings (accumulated deficit)	$500	$250
At March 31, 2026, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $0.8 billion. Under the Repurchase Program, the Company has repurchased a total of 176.4 million shares for an aggregate cost of approximately $26.7 billion.

Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Basic weighted average ordinary shares outstanding	214.3	216.4
Dilutive effect of potentially issuable shares	1.1	1.5
Diluted weighted average ordinary shares outstanding	215.4	217.9
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.2 million shares excluded from the calculation for the three months ended March 31, 2026 and an insignificant number of shares excluded from the calculation for the three months ended March 31, 2025.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2026	$78	$(1,225)	$(2,696)	$(3,843)
Other comprehensive income (loss) before reclassifications, net	(3)	(108)	—	(111)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	36	35
Tax expense	—	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive income (loss), net	(1)	—	27	26
Net current period other comprehensive income (loss)	(4)	(108)	27	(85)
Balance at March 31, 2026	$74	$(1,333)	$(2,669)	$(3,928)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	2	239	20	261
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	2	—	36	38
Tax expense	(1)	—	(9)	(10)
Amounts reclassified from accumulated other comprehensive income, net	1	—	27	28
Net current period other comprehensive income (loss)	3	239	47	289
Balance at March 31, 2025	$77	$(1,812)	$(2,721)	$(4,456)
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
Subsequent Event
On April 10, 2026, Aon announced a $0.820 per share dividend payable May 15, 2026.

12. Employee Benefits
The following table provides the components of the net periodic (benefit) cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended March 31,
	U.K.		U.S.		Other
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	37	24	26	11	9
Expected return on plan assets, net of administration expenses	(48)	(43)	(30)	(30)	(15)	(12)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	20	22	11	9	4	3
Net periodic cost (benefit)	$9	$17	$5	$5	$—	$—
Contributions
Assuming no additional contributions are agreed with, or required by, the pension plan trustees, the Company expects to make total cash contributions of approximately $1 million, $81 million, and $11 million (at December 31, 2025 exchange rates) to its significant U.K., U.S., and other major pension plans, respectively, during 2026. The following table summarizes contributions made to the Company’s significant pension plans (in millions):

	Three Months Ended March 31,
	2026	2025
Contributions to U.K. pension plans	$—	$1
Contributions to U.S. pension plans	26	27
Contributions to other major pension plans	2	2
Total contributions	$28	$30
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

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Foreign exchange contracts
Accounted for as hedges	$484	$452	$17	$19	$7	$4
Not accounted for as hedges (3)	671	467	—	3	2	—
Total	$1,155	$919	$17	$22	$9	$4
(1)Included within Other current assets ($17 million at March 31, 2026 and $21 million at December 31, 2025) or Other non-current assets ($1 million at December 31, 2025).
(2)Included within Other current liabilities ($6 million at March 31, 2026 and $3 million at December 31, 2025) or Other non-current liabilities ($3 million at March 31, 2026 and $1 million at December 31, 2025).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains recognized in the Condensed Consolidated Financial Statements are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Gain recognized in Accumulated other comprehensive loss	$(5)	$2
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss to the Condensed Consolidated Statements of Income are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Total revenue	$2	$(2)
Compensation and benefits	(1)	—
Total	$1	$(2)
The Company estimates that approximately $6 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three months ended March 31, 2026 and 2025, the Company recorded a loss of $4 million and a gain of $13 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2026
Assets
Money market funds (1)	$3,836	$—	$—	$3,836
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$38	$—	$38
Liabilities
Derivatives (2)
Gross foreign exchange contracts	$—	$30	$—	$30

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Money market funds (1)	$4,998	$—	$—	$4,998
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Gross foreign exchange contracts	$—	$45	$—	$45
Liabilities		0
Derivatives (2)
Gross foreign exchange contracts	$—	$27	$—	$27
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.

There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2026 or 2025. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three months ended March 31, 2026 or 2025 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$1,121	$1,140	$588	$589
Long-term debt	$13,542	$12,751	$14,660	$14,158
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
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo was one of the third parties that identified capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties, including in connection with property and casualty insurance, cyber insurance, and collateral protection insurance. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company by clients and counterparties allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates (collectively, “Clear Blue”) filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. Clear Blue and Aon jointly filed a stipulation of dismissal with prejudice on September 26, 2025. On August 8, 2025, the liquidating trust formed to pursue claims on behalf of the Vesttoo bankruptcy estate filed a complaint in the U.S. Bankruptcy Court of Delaware against the Company and certain of its subsidiaries, among other parties. The trust’s complaint alleges, among other theories of liability, that Aon is liable for having induced parties into taking on collateral protection insurance risks, notwithstanding the fact that fraudulent letters of credit had been arranged by Vesttoo employees and co-conspirators. Aon believes that it has meritorious defenses and intends to vigorously defend itself against such claims, and on November 17, 2025, Aon filed a motion to dismiss the matter. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. In the third quarter of 2025, certain legal settlement expenses and recoveries were recognized resulting in a $23 million reduction of this amount. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $125 million at March 31, 2026, and $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $111 million at March 31, 2026 compared to $196 million at December 31, 2025.
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

The following tables include information about Aon’s reportable segments, including total segment revenue, total consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended March 31, 2026
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$3,502	$1,539	$(7)	$5,034
Expenses
Compensation and benefits	1,632	759	2	2,393
Information technology	96	46	2	144
Premises	53	27	1	81
Other expenses (2)	339	264	98	701
Total operating expenses	2,120	1,096	103	3,319
Operating income	1,382	443	(110)	1,715
Operating margin	39.5%	28.8%		34.1%

Non-operating expenses
Interest income				12
Interest expense				(179)
Other income (expense)				5
Income before income taxes				$1,553
(1)Includes fiduciary investment income of $53 million in Risk Capital and $2 million in Human Capital for the three months ended March 31, 2026.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

	Three Months Ended March 31, 2025
(millions, except per share data)	Risk Capital	Human Capital	Corporate/Eliminations	Total Consolidated
Revenue
Total revenue (1)	$3,191	$1,545	$(7)	$4,729
Expenses
Compensation and benefits	1,461	774	14	2,249
Information technology	90	45	1	136
Premises	52	29	1	82
Other expense (2)	391	294	116	801
Total operating expenses	1,994	1,142	132	3,268
Operating income	1,197	403	(139)	1,461
Operating margin	37.5%	26.1%		30.9%

Non-operating expenses
Interest income				5
Interest expense				(206)
Other income (expense)				(10)
Income before income taxes				$1,250
(1)Includes fiduciary investment income of $65 million in Risk Capital and $2 million in Human Capital for the three months ended March 31, 2025.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.

Revenue
Reportable segment revenue includes inter-segment revenue of $4 million for Risk Capital and $3 million for Human Capital for the three months ended March 31, 2026 and $5 million for Risk Capital and $2 million for Human Capital for the three months ended March 31, 2025. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment. These expenses are considered corporate expenses or eliminations.
Non-operating Income (Expenses)
The Company’s non-operating income (expenses) primarily consist of Interest income, Interest expense, and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned, net of expense, on operating cash balances, including our multi-currency cash pool, and other income producing investments. Interest income does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. Interest expense represents the cost of debt obligations and net interest expense on operating cash balances and other income-producing investments, if any. Other income (expense) consists of equity earnings (loss), realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF FIRST-QUARTER 2026 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of Risk Capital and Human Capital solutions. Through our experience, global reach and comprehensive analytics, we help clients meet rapidly changing, increasingly complex and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs so that our clients are better informed, better advised and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm with a portfolio of Risk Capital and Human Capital capabilities enabled by data and analytics and a united operating model to deliver additional insight, connectivity and efficiency.
Financial Results
The following is a summary of our first quarter of 2026 financial results.
•Revenue increased $305 million, or 6%, reflecting 5% organic revenue growth and a 4% favorable impact from foreign currency translation, partially offset by a 3% unfavorable impact primarily from divestitures largely due to the sales of the NFP Wealth business and Stroz Friedberg.
◦Risk Capital revenue increased $311 million, or 10%, compared to the prior-year period; and
◦Human Capital revenue decreased $6 million compared to the prior-year period.
•Operating expenses increased $51 million, or 2%, compared to the prior-year period, due primarily to the increase in expense associated with 5% organic revenue growth and investments in long-term growth, as well as the unfavorable impact of foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and $25 million of net restructuring savings.
◦Risk Capital operating expenses increased $126 million, or 6%, compared to the prior-year period; and
◦Human Capital operating expenses decreased $46 million, or 4%, compared to the prior-year period.
•Operating margin increased to 34.1% from 30.9% in the prior-year period, driven primarily by organic revenue growth of 5% and $25 million of net restructuring savings, partially offset by an increase in operating expenses as previously described.
◦Risk Capital operating margin increased to 39.5% from 37.5% in the prior-year period; and
◦Human Capital operating margin increased to 28.8% from 26.1% in the prior-year period.
•Due to the factors set forth above, net income increased $257 million, or 26%, compared to the prior-year period.
•Diluted earnings per share was $5.63 compared to $4.43 per share for the prior-year period.
•Cash flows provided by operating activities were $430 million for the first three months of 2026, an increase of $290 million, or 207%, from the prior-year period, due primarily to strong adjusted operating income growth and lower cash taxes.
We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, the most directly comparable U.S. GAAP measures and our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the first quarter of 2026:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the first quarter of 2026, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 39.1% for the first quarter of 2026 compared to 38.4% in the prior-year period. The increase in adjusted operating margin reflects organic revenue growth, net restructuring savings and tailwinds from currency movements, partially offset by increased expenses associated with 5% organic revenue growth and lower fiduciary investment income.
◦Risk Capital adjusted operating margin increased to 42.0% in the first quarter of 2026 compared to 41.3% in the prior-year period.
◦Human Capital adjusted operating margin decreased to 34.4% in the first quarter of 2026 compared to 35.3% in the prior-year period.

•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $6.48 per share for the first quarter of 2026, compared to $5.67 per share for the prior-year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $363 million in the first three months of 2026, an increase of $279 million, or 332%, from the prior-year period, reflecting a $290 million increase in cash flows from operations, due primarily to strong adjusted operating income growth and lower cash taxes, partially offset by an $11 million increase in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue
Total revenue	$5,034	$4,729
Expenses
Compensation and benefits	2,393	2,249
Information technology	144	136
Premises	81	82
Depreciation of fixed assets	46	46
Amortization and impairment of intangible assets	152	199
Other general expense	411	446
Accelerating Aon United Program expenses	92	110
Total operating expenses	3,319	3,268
Operating income	1,715	1,461
Interest income	12	5
Interest expense	(179)	(206)
Other income (expense)	5	(10)
Income before income taxes	1,553	1,250
Income tax expense	314	268
Net income	1,239	982
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	27	17
Net income attributable to Aon shareholders	$1,212	$965
Diluted net income per share attributable to Aon shareholders	$5.63	$4.43
Weighted average ordinary shares outstanding - diluted	215.4	217.9
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended March 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue	$3,502	$3,191	$1,539	$1,545	$(7)	$(7)	$5,034	$4,729
Expenses
Compensation and benefits	1,632	1,461	759	774	2	14	2,393	2,249
Information technology	96	90	46	45	2	1	144	136
Premises	53	52	27	29	1	1	81	82
Other expenses (2)	339	391	264	294	98	116	701	801
Total operating expenses	2,120	1,994	1,096	1,142	103	132	3,319	3,268
Operating income	$1,382	$1,197	$443	$403	$(110)	$(139)	$1,715	$1,461
Operating margin	39.5%	37.5%	28.8%	26.1%			34.1%	30.9%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to depreciation of fixed assets, amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and other general expenses.

Revenue
Total revenue increased $305 million, or 6%, reflecting 5% organic revenue growth and a 4% favorable impact from foreign currency translation, partially offset by a 3% unfavorable impact primarily from divestitures. Risk Capital revenue increased $311 million, or 10%, and Human Capital revenue decreased $6 million, or less than 1%.
Risk Capital
Commercial Risk Solutions revenue increased $221 million, or 11%, in the first quarter of 2026, compared to the first quarter of 2025. Organic revenue growth was 7% in the first quarter of 2026, reflecting double-digit growth in North America and strong growth in EMEA, driven by net new business and ongoing strong retention. Net market impact was slightly positive. Within North America, performance was highlighted by strong growth in M&A services, U.S. core P&C and construction.
Reinsurance Solutions revenue increased $90 million, or 8%, in the first quarter of 2026, compared to the first quarter of 2025. Organic revenue growth was 4% in the first quarter of 2026, reflecting growth in treaty placements, driven by net new business and strong retention, and a double-digit increase in facultative placements. Net market impact was a modest negative in the quarter.
Human Capital
Health Solutions revenue increased $93 million, or 9%, in the first quarter of 2026, compared to the first quarter of 2025. Organic revenue growth was 4% in the first quarter of 2026, reflecting strong growth in core health and benefits, including particular strength in international, driven by net new business, ongoing strong retention and a positive net market impact. This was partially offset by slower discretionary spend in Talent Solutions.
Wealth Solutions revenue decreased $99 million, or 19%, in the first quarter of 2026, compared to the first quarter of 2025, driven by the sale of the NFP Wealth business in the fourth quarter of 2025. Organic revenue growth was 1% in the first quarter of 2026, reflecting growth in Retirement, driven by continued demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change, partially offset by continued soft advisory demand in the U.S.
Compensation and Benefits
Compensation and benefits expense increased $144 million, or 6%, compared to the prior-year period due primarily to expenses associated with 5% organic revenue growth and investments in long-term growth, as well as the unfavorable impact of foreign currency translation, partially offset by lower expenses from the sale of the NFP Wealth business and savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $8 million, or 6%, compared to the prior-year period, due primarily to the expense associated with 5% organic revenue growth, including Aon Business Services investments in ongoing technology initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $1 million, or 1%, in the first quarter of 2026 compared to the prior-year period, due primarily to efforts to optimize our real estate footprint and savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings and vehicles. Depreciation of fixed assets was flat compared to the prior-year period.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology and tradename assets. Amortization and impairment of intangible assets decreased $47 million, or 24%, in the first quarter of 2026 compared to the prior-year period, due primarily to the decrease in intangible assets associated with the sale of the NFP Wealth business.

Other General Expense
Other general expenses decreased $35 million, or 8%, in the first quarter of 2026 due primarily to non-recurring gains including legal recoveries and sales of portfolios, lower transaction- and integration-related expense and lower expenses associated with the sale of the NFP Wealth business, partially offset by the unfavorable impact of foreign currency translation.
Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses decreased $18 million, or 16%, in the first quarter of 2026 compared to the prior-year period, due primarily to lower costs related to workforce optimization.
Total Operating Expenses and Operating Income
Total operating expenses increased $51 million, or 2%, in the first quarter of 2026 due primarily to the increase in expense associated with 5% organic revenue growth and investments in long-term growth, as well as the unfavorable impact of foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and $25 million of net restructuring savings. Due to the factors set forth above, total operating income increased $254 million to $1.7 billion in the first quarter of 2026.
Risk Capital
Total operating expenses increased $126 million, or 6%, in the first quarter of 2026. The increase was primarily due to an increase in compensation and benefits partially offset by a decrease in other expenses. The increase in compensation and benefits is due to an increase in expense associated with 7% and 4% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, and the unfavorable impact from foreign currency translation. The decrease in other expenses is primarily due to non-recurring gains including legal recoveries and sales of portfolios, partially offset by the unfavorable impact of foreign currency translation. Due to the factors set forth above, Risk Capital operating income increased $185 million, or 15%, in the first quarter of 2026.
Human Capital
Total operating expenses decreased $46 million, or 4%, in the first quarter of 2026. The decrease was primarily due to a decrease in other expenses and a decrease in compensation and benefits. The decrease in other expenses is primarily due to lower amortization resulting from the sale of the NFP Wealth business. The decrease in compensation and benefits is due to the sale of the NFP Wealth business, partially offset by an increase in expense associated with 4% and 1% organic revenue growth in Health Solutions and Wealth Solutions, respectively. Due to the factors set forth above, Human Capital operating income increased $40 million, or 10%, in the first quarter of 2026.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. During the first quarter of 2026, interest income increased $7 million, or 140% compared to the prior-year period, primarily reflecting higher cash balances due to the sale of the NFP Wealth business.
Interest Expense
Interest expense, which represents the cost of our debt obligations, decreased $27 million, or 13% during the first quarter of 2026 compared to the prior-year period, reflecting lower total debt.
Other Income (Expense)
Other income was $5 million for the first quarter of 2026 compared to other expense of $10 million for the first quarter of 2025. The increase was due to gains related to the sale of businesses and a decrease in non-cash pension expense.
Income before Income Taxes
Income before income taxes for the first quarter of 2026 was $1.6 billion, a 24% increase compared to the prior-year period.
Income Taxes
The effective tax rate on net income was 20.2% and 21.4% for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the first quarter of 2026 increased to $1.2 billion, or $5.63 per diluted share, from $965 million, or $4.43 per diluted share, in the prior-year period.
Non-GAAP Metrics
In our discussion of consolidated results, we sometimes refer to certain non-GAAP supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted operating income, adjusted diluted earnings per share, adjusted net income attributable to Aon shareholders, adjusted net income per share, adjusted other income (expense), adjusted effective tax rate, free cash flow, and the impact of foreign exchange rate fluctuations on operating results. Management believes that these measures are important to make meaningful period-to-period comparisons and that this supplemental information is helpful to investors. Management also uses these measures to assess operating performance and performance for compensation. This non-GAAP supplemental information should be viewed in addition to, not instead of, the most directly comparable U.S. GAAP measures and our Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31,
	2026	2025	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$2,223	$2,002	11%	5%	—%	(1)%	7%
Reinsurance Solutions	1,279	1,189	8	4	—	—	4
Human Capital Revenue:
Health Solutions	1,119	1,026	9	4	—	1	4
Wealth Solutions	420	519	(19)	3	—	(23)	1
Eliminations	(7)	(7)	N/A	N/A	N/A	N/A	N/A
Total revenue	$5,034	$4,729	6%	4%	—%	(3)%	5%
(1)Currency impact represents the effect on prior-year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended March 31, 2026 and 2025 was $55 million and $67 million, respectively.
(3)Organic revenue growth includes the impact of certain intercompany activity and excludes the impact of changes in foreign exchange rates, fiduciary investment income, acquisitions (provided that organic revenue growth includes organic growth of an acquired business as calculated assuming that the acquired business was part of the combined company for the same proportion of the relevant prior-year period), divestitures (including held for sale disposal groups, which are adjusted from organic revenue growth upon classification as held for sale, if any), transfers between revenue lines and gains or losses on derivatives accounted for as hedges.

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
A reconciliation of adjusted operating income and adjusted operating margin to reported operating income and operating margin is as follows (in millions, except percentages):

	Three Months Ended March 31,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue	$3,502	$3,191	$1,539	$1,545	$(7)	$(7)	$5,034	$4,729

Operating income	$1,382	$1,197	$443	$403	$(110)	$(139)	$1,715	$1,461
Amortization and impairment of intangible assets	73	84	79	115	—	—	152	199
Change in the fair value of contingent consideration	(5)	6	—	11	—	—	(5)	17
Accelerating Aon United Program expenses (2)	19	19	5	4	68	87	92	110
Integration costs (3)	1	11	2	12	9	6	12	29
Adjusted operating income	$1,470	$1,317	$529	$545	$(33)	$(46)	$1,966	$1,816
Operating margin	39.5%	37.5%	28.8%	26.1%			34.1%	30.9%
Adjusted operating margin	42.0%	41.3%	34.4%	35.3%			39.1%	38.4%
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
(3)The NFP transaction has continued to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. The Company expects to continue to incur integration costs through the end of the second quarter of 2026.
Risk Capital adjusted operating income increased $153 million, or 12%, in the first quarter of 2026. The increase was primarily due to organic revenue growth of 7% in Commercial Risk Solutions and 4% in Reinsurance Solutions and a favorable impact from foreign currency translation, partially offset by increased expenses and lower fiduciary investment income. Human Capital adjusted operating income decreased $16 million, or 3%, in the first quarter of 2026. The decrease was primarily due to the impact of the sale of the NFP Wealth business and increased expenses, partially offset by organic revenue growth of 4% in Health Solutions and 1% in Wealth Solutions.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended March 31, 2026
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,715	$251	$1,966
Interest income	12	—	12
Interest expense	(179)	—	(179)
Other income (expense) (1)	5	(20)	(15)
Income before income taxes	1,553	231	1,784
Income tax expense (2)	314	48	362
Net income	1,239	183	1,422
Less: Net income attributable to noncontrolling interests	27	—	27
Net income attributable to Aon shareholders	$1,212	$183	$1,395

Diluted net income per share attributable to Aon shareholders	$5.63	$0.85	$6.48
Weighted average ordinary shares outstanding - diluted	215.4	—	215.4
Effective tax rates (2)	20.2%		20.3%

	Three Months Ended March 31, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$1,461	$355	$1,816
Interest income	5	—	5
Interest expense	(206)	—	(206)
Other income (expense) (3)	(10)	(20)	(30)
Income before income taxes	1,250	335	1,585
Income tax expense (2)	268	64	332
Net income	982	271	1,253
Less: Net income attributable to noncontrolling interests	17	—	17
Net income attributable to Aon shareholders	$965	$271	$1,236

Diluted net income per share attributable to Aon shareholders	$4.43	$1.24	$5.67
Weighted average ordinary shares outstanding - diluted	217.9	—	217.9
Effective tax rates (2)	21.4%		20.9%
(1)Adjusted other income (expense) for the three months ended March 31, 2026 excluded additional gains from the disposal of the NFP Wealth business totaling $20 million that was recognized associated with revisions to the final closing statement. The gain from the disposal of the NFP Wealth business for the year ended December 31, 2025 was $1,199 million.
(2)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain integration costs related to the acquisition of NFP, additional gain from the disposal of the NFP Wealth business, and changes in the fair value of contingent consideration, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson.
(3)During the three months ended March 31, 2025, a $20 million gain was recognized related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period.

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

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$430	$140
Capital expenditures	(67)	(56)
Free cash flow	$363	$84
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
Currency fluctuations had a favorable impact of $0.35 on net income per diluted share during the three months ended March 31, 2026 if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.13 on net income per diluted share during the three months ended March 31, 2025 if 2024 results were translated at 2025 rates.
Currency fluctuations had a favorable impact of $0.36 on adjusted diluted earnings per share during the three months ended March 31, 2026 if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.14 on adjusted diluted earnings per share during the three months ended March 31, 2025 if 2024 results were translated at 2025 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near term include cash flows provided by operations, available cash reserves, and divestiture proceeds; primary sources of liquidity in the long term include cash flows provided by operations, debt capacity available under our credit facilities, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, and Accelerating Aon United Program cash charges. We believe that cash flows from operations, available credit facilities, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long term.
Cash on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $8.3 billion and $7.4 billion at March 31, 2026 and December 31, 2025, respectively, and fiduciary receivables of $10.6 billion and $10.5 billion at March 31, 2026 and December 31, 2025, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain a multi-currency cash pool with a third-party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At March 31, 2026, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive. Entities with a negative cash pool position incur interest expense, while those with a positive position earn interest income. Interest rates are determined by local market conditions and vary by currency. For the period, if interest expense on negative cash pool balances exceeds interest income associated with positive cash pool balances, as well as other income-producing assets, the net amount is reported as interest expense for both the quarterly and year-to-date periods.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of March 31, 2026 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,178	$—	$4,688	$5,866
Money market funds	—	238	3,598	3,836
Cash, Short-term investments, and funds held on behalf of clients	1,178	238	8,286	9,702
Fiduciary receivables	—	—	10,619	10,619
Total	$1,178	$238	$18,905	$20,321
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net increase of $891 million for the three months ended March 31, 2026 compared to a net decrease of $305 million for the three months ended March 31, 2025. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$430	$140
Cash provided by (used for) investing activities	999	(292)
Cash used for financing activities	(441)	(349)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(97)	196
Net increase (decrease) in cash and cash equivalents and funds held on behalf of clients	$891	$(305)
Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2026 was $430 million, an increase of $290 million compared to $140 million of Cash flows provided by operating activities in the prior-year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $28 million for the three months ended March 31, 2026, as compared to $30 million for the three months ended March 31, 2025. For the remainder of 2026, we expect to contribute approximately $65 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

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
The changes in the Company’s liabilities for the Program as of March 31, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2025	$39	$108	$—	$147
Charges	62	29	1	92
Cash payments	(51)	(34)	—	(85)
Foreign currency translation and other	—	(1)	—	(1)
Non-cash charges (1)	—	8	(1)	7
Liability balance as of March 31, 2026	$50	$110	$—	$160
Total costs incurred from inception to date	$397	$484	$100	$981
(1) Charges reflect changes in accruals made in the current period.
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $286 million of charges, while our Human Capital segment is expected to incur approximately $74 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $450 million by the end of 2027, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three months ended March 31, 2026, total Program costs incurred were $92 million. The Company expects to continue to review the implementation of elements of the Program throughout the course of the Program and, therefore, there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $25 million of expense savings in the first three months of 2026 from Program actions, resulting in $295 million of cumulative, annualized expense savings since the beginning of the Program, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows provided by investing activities were $999 million during the three months ended March 31, 2026, an increase of $1.3 billion compared to $292 million of Cash flows used for investing activities in the prior-year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $1.4 billion to $238 million at March 31, 2026 compared to December 31, 2025. The balance as of December 31, 2025 reflected the investment of proceeds from the sale of the NFP Wealth business. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
Total acquisitions completed by the Company for the three months ended March 31, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended March 31,
	2026	2025
Risk Capital	5	6
Human Capital	—	1
Total	5	7
During the first three months of 2026, cash consideration, net of cash and funds held on behalf of clients acquired, was $296 million, $2 million of which relates to prior year acquisitions. During the first three months of 2025, cash consideration, net of cash and funds held on behalf of clients acquired, was $116 million, which relates to acquisitions completed in 2025.
During the first three months of 2026, we completed no dispositions. There was an insignificant cash flow impact during the first three months of 2026 related to dispositions in prior periods. During the first three months of 2025, we completed no dispositions. There was a $24 million cash flow impact that related to dispositions in the prior year, including a $20 million gain related to the deferred consideration earned for the 2017 sale of the benefits administration and business process outsourcing business.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $67 million and $56 million for the three months ended March 31, 2026 and 2025, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects to align with our Smart Working strategy, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $441 million during the three months ended March 31, 2026 compared to $349 million of Cash flows used for financing activities in the prior-year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, and transactions with noncontrolling interests.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended March 31,
	2026	2025
Shares repurchased	1.5	0.6
Average price per share	$322.63	$393.67
Repurchase costs recorded to retained earnings (accumulated deficit)	$500	$250

At March 31, 2026, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $800 million. Under the Repurchase Program, the Company has repurchased a total of 176.4 million shares for an aggregate cost of approximately $26.7 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at March 31, 2026 was $14.7 billion, a decrease of $586 million compared to December 31, 2025. Further, commercial paper activity during the three months ended March 31, 2026 and 2025 is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Total issuances (1)	$429	$1,149
Total repayments	(429)	(555)
Net issuances (repayments)	$—	$594
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In March 2026, Aon Global Limited’s $600 million 5.125% Senior Notes due March 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In January 2026, Aon Global Limited’s $521 million 8.205% Junior Subordinated Notes due January 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Junior Subordinated Notes.
On January 15, 2026, Aon Global Limited issued a notice of redemption to holders of its 2.875% Senior Notes for the redemption of all €500 million ($593 million at February 14, 2026 exchange rates) outstanding aggregate principal amount of the notes, plus accrued and unpaid interest, originally set to mature in May 2026. On February 14, 2026, these notes were repaid in full.
In December 2025, Aon Global Limited’s $750 million 3.875% Senior Notes matured and were repaid in full. As of December 31, 2024, the notes were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position, as they were scheduled to mature within one year.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan. As of December 31, 2025, the term loan was paid in full.
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g. Retained earnings (Accumulated deficit)). As of March 31, 2026 and December 31, 2025, we had distributable profits in excess of $29.4 billion and $30.1 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facilities
We expect cash generated by operations for 2026 to be sufficient to service our debt and contractual obligations, finance capital expenditures, and continue to pay dividends to our shareholders. Although cash from operations is expected to be sufficient to service these activities, we have the ability to access the commercial paper markets or borrow under our credit facilities to accommodate any timing differences in cash flows. Additionally, under current market conditions, we believe that we could access capital markets to obtain debt financing for longer-term funding, if needed.
As of March 31, 2026, we had two primary committed credit facilities outstanding: a $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and a $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.

Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of March 31, 2026 and December 31, 2025, respectively. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended March 31, 2026 and December 31, 2025, respectively.
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
The major rating agencies’ ratings of our debt at May 1, 2026 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $125 million at March 31, 2026, compared to $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $111 million at March 31, 2026, compared to $196 million at December 31, 2025.
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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group for the year ended December 31, 2025 and for the period ended March 31, 2026.
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

Obligor Group
Summarized Statement of Income Information
Three Months Ended
(millions)	March 31, 2026
Revenue	$—
Operating loss	$(21)
Income from non-guarantor subsidiaries before income taxes	$(160)
Net loss	$(350)
Net loss attributable to Aon shareholders	$(350)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	March 31, 2026	December 31, 2025
Receivables due from non-guarantor subsidiaries	$3,557	$1,617
Other current assets	96	1,453
Total current assets	$3,653	$3,070

Non-current receivables due from non-guarantor subsidiaries	$—	$261
Other non-current assets	1,440	1,417
Total non-current assets	$1,440	$1,678

Payables to non-guarantor subsidiaries	$10,374	$8,771
Other current liabilities	6,692	5,939
Total current liabilities	$17,066	$14,710

Non-current payables to non-guarantor subsidiaries	$5,219	$5,230
Other non-current liabilities	14,924	16,081
Total non-current liabilities	$20,143	$21,311
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates, which include revenue recognition, pensions, goodwill and other intangible assets, contingencies, share-based payments, income taxes, and Accelerating Aon United restructuring charges, as compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Summary of Significant Accounting Principles and Practices” in the Notes to Consolidated Financial Statements in Part II,

Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our accounting policies for financial instruments and derivatives.
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
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.35 comparable impact during the three months ended March 31, 2026. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.36 comparable impact during the three months ended March 31, 2026 if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition, or results of operations could be adversely affected if any of these risks actually occur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
1/1/26 - 1/31/26	—	$—	—	$1,317,276,106
2/1/26 - 2/28/26	1,118,981	$318.89	1,118,981	$960,446,469
3/1/26 - 3/31/26	430,763	$332.36	430,763	$817,278,427
	1,549,744	$322.63	1,549,744	$817,278,427
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in February 2022 for a total of $27.5 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the first quarter of 2026.
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

Aon plc
(Registrant)

May 1, 2026	By:	/s/ David DeBrunner
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
10.1#
Amended and Restated Employment Agreement, dated as of December 31, 2025, by and among Aon plc, Aon Corporation and Gregory C. Case (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

10.2#
Performance Share Unit Agreement, dated as of December 31, 2025, by and between Aon plc and Gregory C. Case (incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on January 2, 2026).

10.3#
Separation Agreement, dated as of January 6, 2026, by and between Aon Corporation and Eric Andersen (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.4#
Employment Agreement, dated January 2, 2026, between Aon Corporation and Andy Marcell (incorporated by reference to Exhibit 10.60 to Aon’s Annual Report on Form 10-K filed with the SEC on February 13, 2026).

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
* Filed herewith
** Furnished herewith
# Indicates a management contract or compensatory plan or arrangement