Form 10-Q
period 2026-06-30
Aon plc
filed 2026-07-29
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of July 28, 2026: 212,125,434

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
•our global tax rate being subject to a variety of different factors, including the application of the OECD’s Pillar Two tax regime by Ireland, the U.K., Singapore, and many E.U. member states, among others, or other pending proposals in those and other countries, which could create volatility in that tax rate;
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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions, except per share data)	2026	2025	2026	2025
Revenue
Total revenue	$4,246	$4,155	$9,280	$8,884
Expenses
Compensation and benefits	2,271	2,360	4,664	4,609
Information technology	162	136	306	272
Premises	85	85	166	167
Depreciation of fixed assets	49	47	95	93
Amortization and impairment of intangible assets	174	201	326	400
Other general expense	494	373	905	819
Accelerating Aon United Program expenses	96	94	188	204
Total operating expenses	3,331	3,296	6,650	6,564
Operating income	915	859	2,630	2,320
Interest income	5	—	17	5
Interest expense	(179)	(212)	(358)	(418)
Other income (expense)	(17)	56	(12)	46
Income before income taxes	724	703	2,277	1,953
Income tax expense	159	109	473	377
Net income	565	594	1,804	1,576
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	14	15	41	32
Net income attributable to Aon shareholders	$551	$579	$1,763	$1,544

Basic net income per share attributable to Aon shareholders	$2.58	$2.68	$8.25	$7.14
Diluted net income per share attributable to Aon shareholders	$2.58	$2.66	$8.22	$7.10
Weighted average ordinary shares outstanding - basic	213.2	216.2	213.8	216.3
Weighted average ordinary shares outstanding - diluted	213.9	217.3	214.6	217.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(millions)	2026	2025	2026	2025
Net income	$565	$594	$1,804	$1,576
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	14	15	41	32
Net income attributable to Aon shareholders	551	579	1,763	1,544
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	(5)	10	(9)	13
Foreign currency translation adjustments	(78)	604	(186)	843
Postretirement benefit obligation	25	(1)	52	46
Total other comprehensive income (loss)	(58)	613	(143)	902
Total other comprehensive income (loss) attributable to Aon shareholders	(58)	613	(143)	902
Comprehensive income attributable to Aon shareholders	$493	$1,192	$1,620	$2,446
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,062	$1,195
Short-term investments	205	1,603
Receivables, net	5,348	4,209
Fiduciary assets	20,698	17,889
Other current assets	801	878
Total current assets	28,114	25,774
Goodwill	15,884	15,797
Intangible assets, net	5,657	5,727
Fixed assets, net	761	702
Operating lease right-of-use assets	750	677
Deferred tax assets	770	748
Prepaid pension	596	603
Other non-current assets	815	756
Total assets	$53,347	$50,784

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,266	$2,861
Short-term debt and current portion of long-term debt	2,020	589
Fiduciary liabilities	20,698	17,889
Other current liabilities	2,242	1,887
Total current liabilities	27,226	23,226
Long-term debt	12,947	14,660
Non-current operating lease liabilities	730	641
Deferred tax liabilities	342	340
Pension, other postretirement, and postemployment liabilities	1,002	1,084
Other non-current liabilities	1,390	1,285
Total liabilities	43,637	41,236

Redeemable noncontrolling interests	24	89

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: at June 30, 2026 - 212.0; at December 31, 2025 - 214.5)	2	2
Additional paid-in capital	13,500	13,438
Retained earnings (Accumulated deficit)	82	(245)
Accumulated other comprehensive loss	(3,986)	(3,843)
Total Aon shareholders' equity	9,598	9,352
Nonredeemable noncontrolling interests	88	107
Total equity	9,686	9,459
Total liabilities, redeemable noncontrolling interests and equity	$53,347	$50,784
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2026	214.5	$13,440	$(245)	$(3,843)	$107	$9,459
Net income (1)	—	—	1,212	—	28	1,240
Shares issued - employee stock compensation plans	0.6	(68)	—	—	—	(68)
Shares repurchased	(1.5)	—	(500)	—	—	(500)
Share-based compensation expense	—	82	—	—	—	82
Dividends to shareholders ($0.745 per share)	—	—	(160)	—	—	(160)
Net change in fair value of financial instruments	—	—	—	(4)	—	(4)
Net foreign currency translation adjustments	—	—	—	(108)	—	(108)
Net postretirement benefit obligation	—	—	—	27	—	27
Net purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(2)	—	—	(1)	(3)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Remeasurement of redemption value of redeemable noncontrolling interest	—	3	—	—	—	3
Balance at March 31, 2026	213.6	$13,455	$307	$(3,928)	$124	$9,958
Net income (2)	—	—	551	—	14	565
Shares issued - employee stock compensation plans	0.3	(46)	—	—	—	(46)
Shares repurchased	(1.9)	—	(600)	—	—	(600)
Share-based compensation expense	—	122	—	—	—	122
Dividends to shareholders ($0.820 per share)	—	—	(176)	—	—	(176)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(78)	—	(78)
Net postretirement benefit obligation	—	—	—	25	—	25
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(27)	—	—	(9)	(36)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(41)	(41)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(2)	—	—	—	(2)
Balance at June 30, 2026	212.0	$13,502	$82	$(3,986)	$88	$9,686
(1)The Company’s Net income totaled $1.2 billion for the quarter ended March 31, 2026, which included $1 million of Net loss related to redeemable noncontrolling interests.
(2)The Company’s Net income totaled $565 million for the quarter ended June 30, 2026, which included an insignificant Net loss related to redeemable noncontrolling interests.

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	$—	$(11)	$—	$—	$—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
Net income (2)	—	—	579	—	14	593
Shares issued - employee stock compensation plans	0.3	(49)	(1)	—	—	(50)
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.745 per share)	—	—	(162)	—	—	(162)
Net change in fair value of financial instruments	—	—	—	10	—	10
Net foreign currency translation adjustments	—	—	—	604	—	604
Net postretirement benefit obligation	—	—	—	(1)	—	(1)
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(9)	—	—	—	(9)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(40)	(40)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(1)	—	—	—	(1)
Balance at June 30, 2025	215.7	$13,260	$(1,574)	$(3,843)	$165	$8,008
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(millions)	2026	2025
Cash flows from operating activities
Net income	$1,804	$1,576
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(20)	—
Depreciation of fixed assets	95	93
Amortization and impairment of intangible assets	326	400
Share-based compensation expense	204	266
Deferred income taxes	(90)	(242)
Other, net	1	(111)
Change in assets and liabilities:
Receivables, net	(1,180)	(902)
Accounts payable and accrued liabilities	(605)	(738)
Accelerating Aon United Program liabilities	24	15
Current income taxes	(69)	(73)
Pension, other postretirement and postemployment liabilities	(23)	(12)
Other assets and liabilities	519	664
Cash provided by operating activities	986	936
Cash flows from investing activities
Proceeds from investments	33	71
Purchases of investments	(36)	(42)
Net sales (purchases) of short-term investments - non fiduciary	1,394	(153)
Acquisition of businesses, net of cash and funds held on behalf of clients	(322)	(143)
Sale of businesses, net of cash and funds held on behalf of clients	21	119
Capital expenditures	(140)	(120)
Cash provided by (used for) investing activities	950	(268)
Cash flows from financing activities
Share repurchase	(1,100)	(500)
Proceeds from issuance of shares	28	33
Cash paid for employee taxes on withholding shares	(141)	(194)
Commercial paper issuances, net of repayments	297	480
Repayment of debt	(593)	(300)
Increase in fiduciary liabilities, net of fiduciary receivables	710	569
Cash dividends to shareholders	(337)	(308)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(163)	(153)
Cash used for financing activities	(1,299)	(373)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(147)	696
Net increase in cash and cash equivalents and funds held on behalf of clients	490	991
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,573	8,333
Cash, cash equivalents and funds held on behalf of clients at end of period	$9,063	$9,324
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$1,062	$1,008
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	—	1
Funds held on behalf of clients	8,001	8,315
Total cash and cash equivalents and funds held on behalf of clients	$9,063	$9,324
Supplemental disclosures:
Interest paid	$363	$416
Income taxes paid, net of refunds	$632	$692
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2026.
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
2. Accounting Principles and Practices
New Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
Accounting for and Disclosure of Environmental Credits and Environmental Credit Obligations
In May 2026, the FASB issued new accounting guidance under ASC 818, Environmental Credits and Environmental Credit Obligations, which provides guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The guidance is applicable to environmental credits acquired, generated, or received by an entity and requires expanded disclosures related to the nature, intended use, and financial statement impacts. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the timing of adoption and the impact the guidance will have on the Consolidated Financial Statements and Notes.
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
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules would require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements, including regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. The final rules have been subject to several legal challenges, and the SEC stayed the effectiveness of the final rules in April 2024 pending judicial review. On March 27, 2025, the SEC voted to end its legal defense of the final rules in Court of Appeals for the Eighth Circuit. On September 12, 2025, the Eighth Circuit issued an order holding the consolidated petitions for review in abeyance until the SEC informed the court whether it would reconsider the rules under administrative procedures or whether the SEC would renew its defense of the rules. On May 29, 2026, the SEC proposed to rescind the climate-related disclosure rules in their entirety due to the lack of statutory authority of the SEC. The proposal remains subject to public comment. The Company will continue to monitor developments related to the proposed rescission and any impacts on its disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial Risk Solutions	$2,295	$2,178	$4,518	$4,180
Reinsurance Solutions	711	688	1,990	1,877
Total Risk Capital (1)	3,006	2,866	6,508	6,057
Health Solutions	818	772	1,937	1,798
Wealth Solutions	426	519	846	1,038
Total Human Capital (1)	1,244	1,291	2,783	2,836
Eliminations	(4)	(2)	(11)	(9)
Total revenue	$4,246	$4,155	$9,280	$8,884
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended June 30, 2026
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,392	$632	$(4)	$2,020
Americas other than U.S.	299	109	—	408
U.K.	422	210	—	632
Ireland	22	25	—	47
Europe, Middle East, & Africa other than U.K. and Ireland	533	185	—	718
Asia Pacific	338	83	—	421
Total revenue	$3,006	$1,244	$(4)	$4,246

	Three Months Ended June 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,324	$718	$(2)	$2,040
Americas other than U.S.	285	110	—	395
U.K.	411	199	—	610
Ireland	24	22	—	46
Europe, Middle East, & Africa other than U.K. and Ireland	469	165	—	634
Asia Pacific	353	77	—	430
Total revenue	$2,866	$1,291	$(2)	$4,155

	Six Months Ended June 30, 2026
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$2,718	$1,323	$(11)	$4,030
Americas other than U.S.	560	232	—	792
U.K.	904	417	—	1,321
Ireland	47	53	—	100
Europe, Middle East, & Africa other than U.K. and Ireland	1,652	555	—	2,207
Asia Pacific	627	203	—	830
Total revenue	$6,508	$2,783	$(11)	$9,280

	Six Months Ended June 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$2,545	$1,506	$(9)	$4,042
Americas other than U.S.	539	230	—	769
U.K.	841	390	—	1,231
Ireland	46	45	—	91
Europe, Middle East, & Africa other than U.K. and Ireland	1,415	481	—	1,896
Asia Pacific	671	184	—	855
Total revenue	$6,057	$2,836	$(9)	$8,884
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$325	$302	$450	$424
Additions	473	409	930	827
Amortization	(487)	(448)	(1,068)	(992)
Impairment	—	—	—	—
Foreign currency translation and other	(2)	10	(3)	14
Balance at end of period	$309	$273	$309	$273

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$209	$208	$208	$207
Additions	21	14	36	27
Amortization	(14)	(40)	(27)	(53)
Impairment	—	—	—	—
Foreign currency translation and other	1	5	—	6
Balance at end of period	$217	$187	$217	$187
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
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three and six months ended June 30, 2026, total Program costs incurred were $96 million and $188 million, respectively. Over the life of the Program, the Risk Capital segment is expected to incur approximately $290 million of charges, while the Human Capital segment is expected to incur approximately $70 million of charges, with the remaining charges relating to corporate expenses.
Total Program costs incurred for the three and six months ended June 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk Capital	$14	$32	$33	$51
Human Capital (1)	(1)	6	4	10
Corporate	83	56	151	143
Total	$96	$94	$188	$204
(1)Human Capital Program costs reflect changes in accruals made in the current period related to workforce optimization.
In the final quarters of the Program, there may be changes to expected timing, estimates of expected costs, and related savings.

The changes in the Company’s liabilities for the Program as of June 30, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2025	$39	$108	$—	$147
Charges	124	61	3	188
Cash payments	(105)	(59)	—	(164)
Foreign currency translation and other	—	(2)	—	(2)
Non-cash charges (1)	(2)	5	(3)	—
Liability balance as of June 30, 2026	$56	$113	$—	$169
Total costs incurred from inception to date	$459	$516	$102	$1,077
(1)Charges reflect changes in accruals made in the current year.
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
At June 30, 2026 and December 31, 2025, Cash and cash equivalents and Short-term investments were $1.3 billion and $2.8 billion, respectively. The balance as of December 31, 2025 reflected the investment of proceeds from the sale of the NFP Wealth business. Of the total balances, $170 million and $180 million were restricted as to their use at June 30, 2026 and December 31, 2025, respectively. Included within Short-term investments as of June 30, 2026 and December 31, 2025, were £75 million ($98 million at June 30, 2026 exchange rates) and £72 million ($97 million at December 31, 2025 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain from sales of businesses (1)	—	—	20	—
Equity earnings (loss)	(2)	3	(2)	1
Pension and other postretirement	(15)	(21)	(30)	(44)
Foreign currency remeasurement	3	(38)	12	(54)
Financial instruments and other (2)	(3)	112	(12)	143
Total	$(17)	$56	$(12)	$46
(1)During the six months ended June 30, 2026, an additional $20 million gain was recognized associated with revisions to the final closing statement related to the disposal of the NFP Wealth business completed in the fourth quarter of 2025. The entirety of the gain was recognized in the first quarter of 2026. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information surrounding this disposal.
(2)During the three and six months ended June 30, 2025, an $88 million and $108 million gain was recognized, respectively, related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period.

Condensed Consolidated Statements of Financial Position Information
Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$83	$74	$74	$75
Provision	6	3	13	6
Accounts written off, net of recoveries	(2)	(1)	(4)	(6)
Foreign currency translation and other	(5)	3	(1)	4
Balance at end of period	$82	$79	$82	$79
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	June 30, 2026	December 31, 2025
Costs to fulfill contracts with customers (1)	$309	$450
Prepaid expenses	175	136
Taxes receivable	131	102
Other	186	190
Total	$801	$878
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	June 30, 2026	December 31, 2025
Costs to obtain contracts with customers (1)	$217	$208
Investments	191	192
Taxes receivable	105	82
Other	302	274
Total	$815	$756
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	June 30, 2026	December 31, 2025
Deferred revenue (1)	$353	$259
Leases	177	181
Taxes payable	239	309
Contingent consideration	26	28
Other	1,447	1,110
Total	$2,242	$1,887
(1)During the three and six months ended June 30, 2026, revenue of $174 million and $387 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred. During the three and six months ended June 30, 2025, revenue of $236 million and $466 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	June 30, 2026	December 31, 2025
Taxes payable	$1,066	$1,014
Contingent consideration	146	99
Compensation and benefits	52	60
Deferred revenue	27	30
Other	99	82
Total	$1,390	$1,285

7. Acquisitions and Dispositions of Businesses
Completed Acquisitions
Total acquisitions completed by the Company for the three and six months ended June 30, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk Capital	1	1	6	7
Human Capital	2	1	2	2
Total	3	2	8	9
The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions completed in 2026 (in millions):

Six Months Ended June 30, 2026
Consideration transferred:
Cash	$376
Deferred and contingent consideration	55
Aggregate consideration transferred	$431
Assets acquired:
Goodwill	212
Intangible assets	278
Other assets (1)	83
Total assets acquired	573
Liabilities assumed:
Total liabilities assumed	142
Net assets acquired	$431
(1)Includes Cash and cash equivalents of $30 million and $24 million, respectively, in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
2026 Significant Acquisitions
On March 16, 2026, the Company completed the acquisition of 100% of the share capital of ShoreOne Insurance Managers, Inc., a coastal-focused homeowners and flood insurance broker based in the U.S in the Risk Capital segment.

2025 Significant Acquisitions
On January 1, 2025, the Company completed the acquisition of 100% of the partnership interests and share capital of Griffiths & Armour, an insurance broker in the U.K. in the Risk Capital segment.
Completed Dispositions
There were no dispositions completed by the Company for the three and six months ended June 30, 2026. The Company completed one disposition within Human Capital in the three and six months ended June 30, 2025. Dispositions that impact multiple segments are categorized by the segment primarily impacted.
For the three months ended June 30, 2026, there were no gains recognized related to dispositions. For the six months ended June 30, 2026, the pretax gains recognized related to dispositions were $20 million, which related to the disposition of the NFP Wealth business, as defined below, completed in the prior year. There were insignificant pretax gains recognized related to dispositions for the three and six months ended June 30, 2025. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income.
2025 Significant Dispositions
On October 30, 2025, Aon completed the sale of a significant majority of NFP’s Wealth businesses within our Human Capital segment (the “NFP Wealth business”). Total proceeds received on closing was $2.3 billion, and a pre-tax gain of $1.2 billion was recognized within Other income (expense) on the Consolidated Statement of Income for the year ended December 31, 2025. The major classes of assets sold included Intangible assets, net of $760 million and Goodwill of $398 million. During the six months ended June 30, 2026, Aon recognized a $20 million gain related to the prior-year sale of the NFP Wealth business, all of which was recognized in the first quarter of 2026.
8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the six months ended June 30, 2026 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2025	$9,551	$6,246	$15,797
Goodwill related to current year acquisitions	201	11	212
Foreign currency translation and other	(92)	(33)	(125)
Balance as of June 30, 2026	$9,660	$6,224	$15,884
Other intangible assets by asset class are as follows (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,968	$2,901	$5,067	$7,738	$2,644	$5,094
Tradenames	718	157	561	716	121	595
Technology and other	365	336	29	369	331	38
Total	$9,051	$3,394	$5,657	$8,823	$3,096	$5,727
The estimated future amortization for finite-lived intangible assets as of June 30, 2026 is as follows (in millions):

Remainder of 2026	$347
2027	652
2028	598
2029	550
2030	501
2031	452
Thereafter	2,557
Total	$5,657

9. Debt
Notes
In May 2026, Aon Corporation and Aon Global Holdings plc’s $600 million 2.850% Senior Notes due May 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In March 2026, Aon North America, Inc.’s $600 million 5.125% Senior Notes due March 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In January 2026, Aon Corporation’s $521 million 8.205% Junior Subordinated Notes due January 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Junior Subordinated Notes.
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
Revolving Credit Facilities
As of June 30, 2026, Aon plc had two primary committed credit facilities outstanding: its $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and its $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under either of these primary committed credit facilities as of June 30, 2026 or December 31, 2025. Additionally, Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2026 and December 31, 2025.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($711 million at June 30, 2026 exchange rates and $736 million at December 31, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s committed credit facilities, which was $2.0 billion at June 30, 2026. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s committed credit facilities. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.
Commercial paper outstanding, which is included in Short-term debt and current portion of long-term debt in the Company’s Condensed Consolidated Statements of Financial Position, is as follows (in millions):

	June 30, 2026	December 31, 2025
Commercial paper outstanding	$299	$—

The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average commercial paper outstanding	$347	$856	$196	$528
Weighted average interest rate of commercial paper outstanding	3.84%	4.24%	3.86%	4.30%
10. Income Taxes
The effective tax rate on Net income was 22.0% and 20.8% for the three and six months ended June 30, 2026, respectively. The effective tax rate on Net income was 15.5% and 19.3% for the three and six months ended June 30, 2025, respectively.
For the three months ended June 30, 2026, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and an unfavorable impact from discrete items. For the six months ended June 30, 2026, the year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
For the three and six months ended June 30, 2025, the quarter-to-date and year-to-date tax rates were primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the sale of certain assets and liabilities and share-based payments partially offset by the unfavorable impact of other discrete items.
11. Shareholders’ Equity
Ordinary Shares
Aon has a share repurchase program authorized by the Company’s Board of Directors (“the Repurchase Program”). The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020. In each of February 2022 and June 2026, authorized repurchases were increased by an additional $7.5 billion, for a total of $35.0 billion in repurchase authorizations.
Under the Repurchase Program, the Company’s class A ordinary shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	1.9	0.7	3.4	1.3
Average price per share	$320.77	$361.25	$321.61	$376.76
Repurchase costs recorded to Retained Earnings	$600	$250	$1,100	$500
At June 30, 2026, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $7.7 billion. Under the Repurchase Program, the Company has repurchased a total of 178.3 million shares for an aggregate cost of approximately $27.3 billion.
Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average ordinary shares outstanding	213.2	216.2	213.8	216.3
Dilutive effect of potentially issuable shares	0.7	1.1	0.8	1.3
Diluted weighted average ordinary shares outstanding	213.9	217.3	214.6	217.6

Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.5 million and 0.5 million shares excluded from the calculation for the three and six months ended June 30, 2026, respectively. There were 0.4 million and 0.1 million shares excluded from the calculation for the three and six months ended June 30, 2025, respectively.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2026	$78	$(1,225)	$(2,696)	$(3,843)
Other comprehensive income (loss) before reclassifications, net	(6)	(188)	(3)	(197)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	2	74	72
Tax expense	1	—	(19)	(18)
Amounts reclassified from accumulated other comprehensive income (loss), net	(3)	2	55	54
Net current period other comprehensive income (loss)	(9)	(186)	52	(143)
Balance at June 30, 2026	$69	$(1,411)	$(2,644)	$(3,986)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	17	843	(7)	853
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(6)	—	72	66
Tax expense	2	—	(19)	(17)
Amounts reclassified from accumulated other comprehensive income, net	(4)	—	53	49
Net current period other comprehensive income (loss)	13	843	46	902
Balance at June 30, 2025	$87	$(1,208)	$(2,722)	$(3,843)
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
Subsequent Event
On July 10, 2026, Aon announced a $0.820 per share dividend payable August 14, 2026.

12. Employee Benefits
The following table provides the components of the net periodic cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended June 30,
	U.K.		U.S.		Other
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	36	39	23	25	12	10
Expected return on plan assets, net of administration expenses	(48)	(45)	(29)	(30)	(15)	(14)
Amortization of prior-service cost	2	—	—	—	—	—
Amortization of net actuarial loss	20	22	11	9	3	4
Net periodic cost	$10	$16	$5	$4	$—	$—

	Six Months Ended June 30,
	U.K.		U.S.		Other
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	73	76	47	51	23	19
Expected return on plan assets, net of administration expenses	(96)	(88)	(59)	(60)	(30)	(26)
Amortization of prior-service cost	2	1	—	—	—	—
Amortization of net actuarial loss	40	44	22	18	7	7
Net periodic cost	$19	$33	$10	$9	$—	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contributions to U.K. pension plans	$1	$1	$1	$2
Contributions to U.S. pension plans	19	17	45	44
Contributions to other major pension plans	4	6	6	8
Total contributions	$24	$24	$52	$54
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

The Company uses foreign exchange derivatives, typically forward contracts and options, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
In April 2026, the Company entered into three cross-currency interest rate swap transactions with an aggregate notional amount of $1.0 billion, including two $300 million swaps with 7-year and 10-year maturities and one $400 million swap with a 5-year maturity. The Company uses cross-currency interest rate swaps to hedge a designated portion of its net investments in certain euro-denominated foreign subsidiaries against foreign exchange risk and accounts for these instruments as net investment hedges. For a net investment hedge, the change in fair value of the hedging instrument due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustments, a component of Accumulated Other Comprehensive Income, to the extent it is effective as a hedge. The Company has elected to assess hedge effectiveness through the use of the spot method based on changes in fair value attributable only to changes in spot exchange rates. The cross-currency basis spread is excluded from the hedge effectiveness assessment. The Company assessed the hedges relationships and determined that they continued to qualify for hedge accounting as of June 30, 2026. The interest rate spread component is recognized using a systematic and rational method over the life of the hedging instruments in Interest expenses. The bi-annual interest settlements recognized are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. Cash flows associated with the exchange of notional principal at the maturity of the swaps will be classified as investing activities in the Condensed Consolidated Statements of Cash Flows. If the net investments are sold or substantially liquidated, the balance of the Foreign currency translation adjustments accumulated in Other comprehensive income (loss) is recognized within Net income.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Foreign exchange contracts
Accounted for as hedges
Cash flow hedges	$476	$452	$7	$19	$6	$4
Net investment hedges	1,000	—	5	—	3	—
Not accounted for as hedges (3)	803	467	3	3	1	—
Total	$2,279	$919	$15	$22	$10	$4
(1)Included within Other current assets ($10 million at June 30, 2026 and $21 million at December 31, 2025) or Other non-current assets ($5 million at June 30, 2026 and $1 million at December 31, 2025).
(2)Included within Other current liabilities ($5 million at June 30, 2026 and $3 million at December 31, 2025) or Other non-current liabilities ($5 million at June 30, 2026 and $1 million at December 31, 2025).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange contracts
Cash flow hedges	$(3)	$20	$(8)	$22
Net investment hedges (1)	2	—	2	—
Total	$(1)	$20	$(6)	$22
(1)Amounts represent gains recognized in Other comprehensive income (loss) during the period. As of June 30, 2026, the cumulative amount of gains after taxes recognized related to net investment hedges as Foreign currency translation adjustments in Accumulated other comprehensive income (loss) was $100 million. Refer to Note 11 “Shareholders’ Equity” for additional information regarding the Company’s Accumulated other comprehensive income (loss).
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss (income) (“AOCI”) to the Condensed Consolidated Statements of Income are as follows (in millions):

	Classification of gains (losses) reclassified from AOCI	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Foreign exchange contracts
Cash flow hedges	Total revenue	$4	$7	$6	$5
	Compensation and benefits	(1)	—	(2)	—
	Interest expense	1	1	1	1
Total		$4	$8	$5	$6
The cross-currency basis spread that was excluded from the Company’s hedge effectiveness assessment of its net investment hedge was a gain of $2 million for both the three and six months ended June 30, 2026.
The Company estimates that approximately less than $1 million of pretax gains currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and six months ended June 30, 2026, the Company recorded a loss of less than $1 million and $4 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and six months ended June 30, 2025, the Company recorded a gain of $24 million and $37 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2026
Assets
Money market funds (1)	$3,858	$—	$—	$3,858
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Cash flow hedges	$—	$24	$—	$24
Net investment hedges	$—	$5	$—	$5
Not accounted for as hedges	$—	$4	$—	$4
Liabilities
Derivatives (2)
Cash flow hedges	$—	$24	$—	$24
Net investment hedges	$—	$3	$—	$3
Not accounted for as hedges	$—	$2	$—	$2

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Money market funds (1)	$4,998	$—	$—	$4,998
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Cash flow hedges	$—	$42	$—	$42
Net investment hedges	$—	$—	$—	$—
Not accounted for as hedges	$—	$3	$—	$3
Liabilities		0
Derivatives (2)
Cash flow hedges	$—	$27	$—	$27
Net investment hedges	$—	$—	$—	$—
Not accounted for as hedges	$—	$—	$—	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2026 or 2025. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and six months ended June 30, 2026 or 2025 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$1,721	$1,726	$588	$589
Long-term debt	$12,947	$12,201	$14,660	$14,158
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
Certain of the Company’s clients and counterparties have initiated or indicated that they may initiate legal proceedings against the Company following allegations in July 2023 that fraudulent letters of credit were issued in the name of third-party banks in connection with transactions for which capital was arranged by Vesttoo Ltd. (“Vesttoo”). Vesttoo was one of the third parties that identified capital providers to collateralize insurance and reinsurance obligations of the Company’s clients and counterparties, including in connection with property and casualty insurance, cyber insurance, and collateral protection insurance. In certain transactions in which Vesttoo identified third party capital providers to collateralize reinsurance obligations, including transactions in which the Company or its affiliates provided brokerage or other services, some letters of credit from third party banks are alleged to have been fraudulent. The pending or threatened legal proceedings against the Company by clients and counterparties allege, among other theories of liability, that in certain circumstances the Company failed to comply with its alleged duty to procure appropriate letters of credit. In particular, on November 30, 2023, Clear Blue Insurance Company and certain of its affiliates (collectively, “Clear Blue”) filed a lawsuit in New York State Supreme Court against Aon plc and Aon Insurance Managers (Bermuda) Ltd. alleging such claims. Clear Blue and Aon jointly filed a stipulation of dismissal with prejudice on September 26, 2025. On August 8, 2025, the liquidating trust formed to pursue claims on behalf of the Vesttoo bankruptcy estate filed a complaint in the U.S. Bankruptcy Court of Delaware against the Company and certain of its subsidiaries, among other parties. The trust’s complaint alleges, among other theories of liability, that Aon is liable for having induced parties into taking on collateral protection insurance risks, notwithstanding the fact that fraudulent letters of credit had been arranged by Vesttoo employees and co-conspirators. Aon believes that it has meritorious defenses and intends to vigorously defend itself against such claims, and on November 17, 2025, Aon filed a motion to dismiss the matter. On June 23, 2026 the Vesttoo bankruptcy estate filed its opposition to Aon’s motion to dismiss. In the fourth quarter of 2023, the Company recognized actual or anticipated legal settlement expenses in connection with these matters of $197 million, of which a potentially significant amount may be recoverable in future periods. In the third quarter of 2025, certain legal settlement expenses and recoveries were recognized resulting in a $23 million reduction of this amount. Aon has sought and will continue to seek recourse against responsible third parties where appropriate. In addition, in August 2023, joint provisional liquidators were appointed over one of the Company’s subsidiaries in Bermuda with respect to segregated accounts that were impacted by the allegedly fraudulent letters of credit. The joint provisional liquidators were released from their appointment on July 3, 2024. Aon continues to cooperate with regulators in Bermuda, and other regulatory authorities could initiate investigations or proceedings against the Company or third parties.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $125 million at June 30, 2026, and $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $128 million at June 30, 2026 compared to $196 million at December 31, 2025.
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
The following tables include information about Aon’s reportable segments, including total segment revenue, total consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue (1)	$3,006	$2,866	$1,244	$1,291	$(4)	$(2)	$4,246	$4,155
Expenses
Compensation and benefits	1,528	1,541	715	796	28	23	2,271	2,360
Information technology	106	88	51	45	5	3	162	136
Premises	56	54	28	30	1	1	85	85
Other expenses (2)	400	319	283	303	130	93	813	715
Total operating expenses	2,090	2,002	1,077	1,174	164	120	3,331	3,296
Operating income	$916	$864	$167	$117	$(168)	$(122)	$915	$859
Operating margin	30.5%	30.1%	13.4%	9.1%			21.5%	20.7%

Non-operating expenses
Interest income							5	—
Interest expense							(179)	(212)
Other income (expense)							(17)	56
Income before income taxes							$724	$703

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue (1)	$6,508	$6,057	$2,783	$2,836	$(11)	$(9)	$9,280	$8,884
Expenses
Compensation and benefits	3,160	3,002	1,474	1,570	30	37	4,664	4,609
Information technology	202	178	97	90	7	4	306	272
Premises	109	106	55	59	2	2	166	167
Other expenses (2)	739	710	547	597	228	209	1,514	1,516
Total operating expenses	4,210	3,996	2,173	2,316	267	252	6,650	6,564
Operating income	$2,298	$2,061	$610	$520	$(278)	$(261)	$2,630	$2,320
Operating margin	35.3%	34.0%	21.9%	18.3%			28.3%	26.1%

Non-operating expenses
Interest income							17	5
Interest expense							(358)	(418)
Other income (expense)							(12)	46
Income before income taxes							$2,277	$1,953
(1)Includes fiduciary investment income for the three and six months ended June 30, 2026 of $56 million and $109 million, respectively, in Risk Capital and $2 million and $4 million, respectively, in Human Capital. For the three and six months ended June 30, 2025, includes fiduciary investment income of $60 million and $125 million, respectively, in Risk Capital and $1 million and $2 million, respectively, in Human Capital.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Reportable segment revenue includes inter-segment revenue of less than $1 million and $5 million, respectively, for Risk Capital and $3 million and $6 million, respectively, for Human Capital for the three and six months ended June 30, 2026, compared to $1 million and $5 million, respectively, for Risk Capital and $2 million and $4 million, respectively, for Human Capital for the three and six months ended June 30, 2025. This inter-segment revenue is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue.
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF SECOND-QUARTER 2026 FINANCIAL RESULTS
Aon plc is a leading global professional services firm providing a broad range of Risk Capital and Human Capital solutions. Through our experience, global reach, and comprehensive analytics, we help clients meet rapidly changing, increasingly complex and interconnected challenges related to risk and people. We are committed to accelerating innovation to address unmet and evolving client needs so that our clients are better informed, better advised and able to make better decisions to protect and grow their business. Management remains focused on strengthening Aon and uniting the firm with a portfolio of Risk Capital and Human Capital capabilities enabled by data and analytics and a united operating model to deliver additional insight, connectivity and efficiency.
Financial Results
The following is a summary of our second quarter of 2026 financial results.
•Revenue increased $91 million, or 2%, reflecting 5% organic revenue growth and a 1% favorable impact from foreign currency translation, partially offset by a 4% unfavorable impact primarily from divestitures largely due to the divestitures of the NFP Wealth business and Stroz Friedberg. For the first six months of 2026, revenue increased $396 million, or 4%, compared to the prior-year period reflecting 5% organic revenue growth and a 3% favorable impact from foreign currency translation partially offset by a 4% unfavorable impact primarily from the divestitures previously described.
◦Risk Capital revenue increased $140 million, or 5%, compared to the prior-year period. For the first six months of 2026, Risk Capital revenue increased $451 million, or 7%, compared to the prior-year period; and
◦Human Capital revenue decreased $47 million, or 4%, compared to the prior-year period. For the first six months of 2026, Human Capital revenue decreased $53 million, or 2%, compared to the prior-year period.
•Operating expenses increased $35 million, or 1%, compared to the prior-year period due primarily to an increase in expense associated with 5% organic revenue growth and investments in long-term growth, as well as an unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business, $25 million of net restructuring savings and lower compensation expense. For the first six months of 2026, operating expenses increased $86 million, or 1%, compared to the prior-year period due primarily to an increase in expense associated with 5% organic revenue growth and investments in long-term growth, partially offset by lower expenses associated with the sale of the NFP Wealth business and $50 million of net restructuring savings.
◦Risk Capital operating expenses increased $88 million, or 4%, compared to the prior-year period. For the first six months of 2026, Risk Capital operating expenses increased $214 million, or 5%, to $4.2 billion compared to the prior-year period; and
◦Human Capital operating expenses decreased $97 million, or 8%, compared to the prior-year period. For the first six months of 2026, Human Capital operating expenses decreased $143 million, or 6%, to $2.2 billion compared to the prior-year period.
•Operating margin increased to 21.5% from 20.7% in the prior-year period, driven by organic revenue growth of 5% and $25 million of net restructuring savings, partially offset by an increase in operating expenses as previously described. For the first six months of 2026, operating margin increased to 28.3% from 26.1% in the prior-year period, driven primarily by organic revenue growth of 5% and $50 million of net restructuring savings, partially offset by an increase in operating expenses as previously described.
◦Risk Capital operating margin increased to 30.5% from 30.1%, compared to the prior-year period. For the first six months of 2026, Risk Capital operating margin increased to 35.3% from 34.0% compared to the prior-year period.
◦Human Capital operating margin increased to 13.4% from 9.1% compared to the prior-year period. For the first six months of 2026, Human Capital operating margin increased to 21.9% from 18.3% compared to the prior-year period.
•Net income decreased $29 million, or 5%, compared to the prior-year period, due to the factors set forth above and a $73 million decrease in Other income (expense), as described in the Review of Consolidated Results. For the first six months of 2026, Net income increased $228 million, or 14%, compared to the prior-year period, due to the factors set forth above and a $96 million increase in Income tax expense, as described in the Review of Consolidated Results.
•Diluted earnings per share was $2.58 compared to $2.66 per share for the prior-year period. For the first six months of 2026, Diluted earnings per share was $8.22 compared to $7.10 per share for the prior-year period.

•Cash flows provided by operating activities were $986 million for the first six months of 2026, an increase of $50 million, or 5%, from the prior-year period, as strong adjusted operating income growth offset the cash tax payment related to the sale of NFP Wealth and impact of working capital.
We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, the most directly comparable U.S. GAAP measures and our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the second quarter of 2026:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 5% for the second quarter of 2026 and 5% for the first six months of 2026, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 28.9% for the second quarter of 2026 compared to 28.2% in the prior-year period. The increase in adjusted operating margin reflects 5% organic revenue growth and $25 million of net restructuring savings, partially offset by increased expenses associated with 5% organic revenue growth and investments in long-term growth. For the first six months of 2026, adjusted operating margin was 34.4% compared to 33.6% for the prior-year period. The increase primarily reflects 5% organic revenue growth and $50 million of net restructuring savings.
◦Risk Capital adjusted operating margin increased to 34.2% compared to 34.1% in the prior-year period. For the first six months of 2026, Risk Capital adjusted operating margin increased to 38.4% compared to 37.9% in the prior-year period.
◦Human Capital adjusted operating margin increased to 21.5% compared to 19.1% in the prior-year period. For the first six months of 2026, Human Capital adjusted operating margin increased to 28.6% compared to 27.9% in the prior-year period.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.81 per share for the second quarter of 2026, compared to $3.49 per share for the prior-year period. For the first six months of 2026, adjusted diluted earnings per share was $10.29 per share, compared to $9.17 per share for the prior-year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $846 million in the first six months of 2026, an increase of $30 million, or 4%, from the prior-year period, as the $50 million increase in cash flows from operations, primarily driven by strong operating income growth, which more than offset the cash tax payment related to NFP Wealth, impact of working capital and a $20 million increase in capital expenditures.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Total revenue	$4,246	$4,155	$9,280	$8,884
Expenses
Compensation and benefits	2,271	2,360	4,664	4,609
Information technology	162	136	306	272
Premises	85	85	166	167
Depreciation of fixed assets	49	47	95	93
Amortization and impairment of intangible assets	174	201	326	400
Other general expense	494	373	905	819
Accelerating Aon United Program expenses	96	94	188	204
Total operating expenses	3,331	3,296	6,650	6,564
Operating income	915	859	2,630	2,320
Interest income	5	—	17	5
Interest expense	(179)	(212)	(358)	(418)
Other income (expense)	(17)	56	(12)	46
Income before income taxes	724	703	2,277	1,953
Income tax expense	159	109	473	377
Net income	565	594	1,804	1,576
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	14	15	41	32
Net income attributable to Aon shareholders	$551	$579	$1,763	$1,544
Diluted net income per share attributable to Aon shareholders	$2.58	$2.66	$8.22	$7.10
Weighted average ordinary shares outstanding - diluted	213.9	217.3	214.6	217.6
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue	$3,006	$2,866	$1,244	$1,291	$(4)	$(2)	$4,246	$4,155
Expenses
Compensation and benefits	1,528	1,541	715	796	28	23	2,271	2,360
Information technology	106	88	51	45	5	3	162	136
Premises	56	54	28	30	1	1	85	85
Other expenses (2)	400	319	283	303	130	93	813	715
Total operating expenses	2,090	2,002	1,077	1,174	164	120	3,331	3,296
Operating income	$916	$864	$167	$117	$(168)	$(122)	$915	$859
Operating margin	30.5%	30.1%	13.4%	9.1%			21.5%	20.7%

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue	$6,508	$6,057	$2,783	$2,836	$(11)	$(9)	$9,280	$8,884
Expenses
Compensation and benefits	3,160	3,002	1,474	1,570	30	37	4,664	4,609
Information technology	202	178	97	90	7	4	306	272
Premises	109	106	55	59	2	2	166	167
Other expenses (2)	739	710	547	597	228	209	1,514	1,516
Total operating expenses	4,210	3,996	2,173	2,316	267	252	6,650	6,564
Operating income	$2,298	$2,061	$610	$520	$(278)	$(261)	$2,630	$2,320
Operating margin	35.3%	34.0%	21.9%	18.3%			28.3%	26.1%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to depreciation of fixed assets, amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and other general expenses.
Revenue
Total revenue increased $91 million, or 2%, in the second quarter of 2026, compared to the prior-year period. The increase reflects 5% organic revenue growth, driven by net new business and ongoing strong retention, and a 1% favorable impact from foreign currency translation, partially offset by a 4% unfavorable impact primarily from divestitures largely due to the sales of the NFP Wealth business and Stroz Friedberg. Risk Capital revenue increased $140 million, or 5%, and Human Capital revenue decreased $47 million, or 4%, in the second quarter of 2026 compared to the prior-year period. For the first six months of 2026, total revenue increased $396 million, or 4%, compared to the prior-year period. The increase reflects 5% organic revenue growth and a 3% favorable impact from foreign currency translation, partially offset by a 4% unfavorable impact primarily from the divestitures previously described. Risk Capital revenue increased $451 million, or 7%, and Human Capital revenue decreased $53 million, or 2%, for the first six months of 2026 compared to the prior-year period.
Risk Capital
Commercial Risk Solutions revenue increased $117 million, or 5%, in the second quarter of 2026, compared to $2.2 billion in the second quarter of 2025. Organic revenue growth was 5% in the second quarter of 2026, reflecting growth in EMEA and North America, driven by net new business and ongoing strong retention. Net market impact was modestly positive. Within North America, performance was highlighted by strong growth in U.S. core P&C and double-digit growth in construction. For the first six months of 2026, revenue increased $338 million, or 8%, compared to $4.2 billion in the first six months of 2025. Organic revenue growth was 6% in the first six months of 2026, reflecting strong growth in North America and EMEA. Market impact was slightly positive in the first half of the year. Performance in North America was highlighted by strong growth in core P&C and double-digit growth in construction and M&A services relative to the prior-year period.
Reinsurance Solutions revenue increased $23 million, or 3%, in the second quarter of 2026, compared to $688 million in the second quarter of 2025. Organic revenue growth was 5% in the second quarter of 2026, reflecting growth in treaty placements, driven by net new business and strong retention, and double-digit increases in facultative placements and our Strategy and Technology Group. Net market impact was unfavorable in the quarter. For the first six months of 2026, revenue increased $113 million, or 6%, compared to $1.9 billion in the first six months of 2025. Organic revenue growth was 4% in the first six months of 2026, reflecting growth in treaty placements, driven by net new business and strong retention, and double-digit increases in facultative placements and our Strategy and Technology Group. Market impact had an unfavorable impact in the first half of the year.
Human Capital
Health Solutions revenue increased $46 million, or 6%, in the second quarter of 2026, compared to the second quarter of 2025. Organic revenue growth was 5% in the second quarter of 2026, reflecting strong growth in core health and benefits, including particular strength internationally, driven by net new business and ongoing strong retention, as well as growth in Talent Solutions driven by strong growth in talent analytics. Net market impact was slightly negative. For the first six months of 2026, revenue increased $139 million, or 8%, compared to $1.8 billion in the first six months of 2025. Organic revenue growth was 5% in the first six months of 2026, reflecting strong growth in core health and benefits, including strength internationally, driven by net new business and ongoing strong retention.
Wealth Solutions revenue decreased $93 million, or 18%, in the second quarter of 2026, compared to $519 million in the second quarter of 2025 due primarily to the sale of the NFP Wealth business in the fourth quarter of 2025. Organic revenue growth was 5% in the second quarter of 2026, reflecting strong growth in Retirement, driven by continued demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change. For the first six months of 2026, revenue decreased $192 million, or 18%, compared to $1.0 billion in the first six months of 2025. The decrease was primarily driven by the unfavorable impact of divestitures, largely due to the sale of the NFP Wealth business, partially offset by 3% organic revenue growth. Organic revenue growth reflected strength in Retirement, driven by continued demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change.
Compensation and Benefits
Compensation and benefits expense decreased $89 million, or 4%, in the second quarter of 2026 compared to the prior-year period due primarily to lower expenses from the sale of the NFP Wealth business and savings from Accelerating Aon United restructuring actions, partially offset by the unfavorable impact of foreign currency translation and expenses associated with 5% organic revenue growth and investments in long-term growth. For the first six months of 2026, compensation and benefits increased $55 million, or 1%, compared to the first six months of 2025. The increase was primarily driven by expense associated with 5% organic revenue growth and investments in long-term growth, as well as an unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $26 million, or 19%, in the second quarter of 2026 compared to the prior-year period, due primarily to Aon Business Services investments in ongoing technology initiatives. For the first six months of 2026, information technology increased $34 million, or 13%, compared to the first six months of 2025. The increase was driven by Aon Business Services investments in ongoing technology initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, was flat in the second quarter of 2026 compared to the prior-year period, as we continued to optimize our real estate footprint and recognize savings from Accelerating Aon United restructuring actions. For the first six months of 2026, premises decreased $1 million, or 1%, compared to the first six months of 2025. The decrease was due primarily to efforts to optimize our real estate footprint and savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets increased $2 million, or 4%, in the second quarter of 2026 compared to the prior-year period. For the first six months of 2026, depreciation of fixed assets increased $2 million, or 2%, compared to the first six months of 2025.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangible assets decreased $27 million to $174 million in the second quarter of 2026 compared to the prior-year period, due primarily to the decrease in intangible assets associated with the sale of the NFP Wealth business. For the first six months of 2026, amortization and impairment of intangible assets decreased $74 million to $326 million, compared to the first six months of 2025. The decrease was due primarily to the decrease in intangible assets associated with the sale of the NFP Wealth business.
Other General Expense
Other general expenses increased $121 million, or 32%, in the second quarter of 2026 due primarily to non-recurring gains including sales of portfolios in the prior-year period, partially offset by lower expenses associated with the sale of the NFP Wealth business. For the first six months of 2026, other general expenses increased $86 million, or 11%, compared to the first six months of 2025. The increase was due primarily to the absence of non-recurring gains including sales of portfolios in the prior-year period, partially offset by lower expenses associated with the sale of the NFP Wealth business.

Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses increased $2 million, or 2%, in the second quarter of 2026 due primarily to costs related to workforce optimization. For the first six months of 2026, Accelerating Aon United Program expense decreased $16 million, or 8%, due primarily to costs related to workforce optimization.
Total Operating Expenses and Operating Income
Total operating expenses increased $35 million, or 1%, in the second quarter of 2026 due primarily to an increase in expense associated with 5% organic revenue growth and investments in long-term growth, as well as an unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business, $25 million of net restructuring savings and lower compensation expense. Due to the factors set forth above, total operating income increased $56 million to $915 million in the second quarter of 2026. For the first six months of 2026, total operating expenses increased $86 million, or 1%, due primarily to an increase in expense associated with 5% organic revenue growth and investments in long-term growth, partially offset by lower expenses associated with the sale of the NFP Wealth business and $50 million of net restructuring savings. Due to the factors set forth above, total operating income increased $310 million to $2.6 billion for the first six months of 2026.

Risk Capital
Total operating expenses increased $88 million, or 4%, in the second quarter of 2026. The increase was primarily due to an increase in other expenses associated with 5% organic revenue growth in both Commercial Risk Solutions and Reinsurance Solutions and non-recurring gains, including sales of portfolios in the prior-year period. Due to the factors set forth above, Risk Capital operating income increased $52 million, or 6%, in the second quarter of 2026. For the first six months of 2026, Risk Capital total operating expenses increased $214 million, or 5%. The increase was primarily due to an increase in compensation and benefits and in other expenses. The increase in compensation and benefits was due to an increase in expense associated with 6% and 4% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in other expenses was primarily due to the absence of non-recurring gains, including sales of portfolios in the prior-year period. Due to the factors set forth above, Risk Capital operating income increased $237 million, or 11%, for the first six months of 2026.
Human Capital
Total operating expenses decreased $97 million, or 8%, in the second quarter of 2026. The decrease was primarily due to a decrease in compensation and benefits and other expenses. The decrease in compensation and benefits was due to lower expenses associated with the sale of the NFP Wealth business, partially offset by an increase in expense associated with 5% organic revenue growth in both Health Solutions and Wealth Solutions. The decrease in other expenses was primarily due to lower amortization and impairment of intangible assets associated with the sale of the NFP Wealth business. Due to the factors set forth above, Human Capital operating income increased $50 million, or 43%, in the second quarter of 2026. For the first six months of 2026, Human Capital total operating expenses decreased $143 million, or 6%. The decrease was primarily due to a decrease in both compensation and benefits and other expenses. The decrease in compensation and benefits was due to lower expenses associated with the sale of the NFP Wealth business, partially offset by an increase in expense associated with 5% and 3% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The decrease in other expenses was primarily due to lower amortization and impairment of intangible assets associated with the sale of the NFP Wealth business. Due to the factors set forth above, Human Capital operating income increased $90 million, or 17%, for the first six months of 2026.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients. During the second quarter of 2026, interest income increased $5 million to $5 million compared to the prior-year period and for the first six months of 2026, interest income increased $12 million to $17 million compared to the prior-year period, both primarily reflecting higher cash balances due to the sale of the NFP Wealth business.
Interest Expense
Interest expense, which represents the cost of our debt obligations, decreased $33 million to $179 million during the second quarter of 2026 compared to the prior-year period. For the first six months of 2026, interest expense decreased $60 million to $358 million compared to the prior-year period. The decrease in both periods was driven primarily by lower total debt.

Other Income (Expense)
Other expense was $17 million for the second quarter of 2026 compared to other income of $56 million for the second quarter of 2025. The decrease was primarily due to the absence of deferred consideration recognized in the prior-year period related to the 2017 sale of our outsourcing business. For the first six months of 2026, other expense was $12 million compared to other income of $46 million for the first six months of 2025. The decrease was primarily due to the absence of deferred consideration recognized in the prior-year period related to the 2017 sale of our outsourcing business, partially offset by the favorable impact of foreign currency remeasurement of assets and liabilities in non-functional currencies and gain from the sale of the NFP Wealth business.
Income before Income Taxes
Income before income taxes for the second quarter of 2026 was $724 million, a 3% increase from $703 million compared to the prior-year period. For the first six months of 2026, income before income taxes was $2.3 billion, a 17% increase from $2.0 billion for the first six months of 2025.
Income Taxes
The effective tax rate on net income was 22.0% and 20.8% for the three and six months ended June 30, 2026, respectively. The effective tax rate on net income was 15.5% and 19.3% for the three and six months ended June 30, 2025, respectively.
For the three months ended June 30, 2026, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and an unfavorable impact from discrete items. For the six months ended June 30, 2026, the year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
For the three and six months ended June 30, 2025, the quarter-to-date and year-to-date tax rates were primarily driven by the geographical distribution of income and certain discrete items, including the tax benefit associated with the sale of certain assets and liabilities and share-based payments partially offset by the unfavorable impact of other discrete items.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the second quarter of 2026 decreased to $551 million, or $2.58 per diluted share, from $579 million, or $2.66 per diluted share, in the prior-year period. Net income attributable to Aon shareholders for the first six months of 2026 increased to $1.8 billion, or $8.22 per diluted share, from $1.5 billion, or $7.10 per diluted share, in the prior-year period.
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

	Three Months Ended June 30,
	2026	2025	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$2,295	$2,178	5%	1%	—%	(1)%	5%
Reinsurance Solutions	711	688	3	—	—	(2)	5
Human Capital Revenue:
Health Solutions	818	772	6	1	—	—	5
Wealth Solutions	426	519	(18)	1	—	(24)	5
Eliminations	(4)	(2)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,246	$4,155	2%	1%	—%	(4)%	5%

	Six Months Ended June 30,
	2026	2025	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$4,518	$4,180	8%	3%	—%	(1)%	6%
Reinsurance Solutions	1,990	1,877	6	2	—	—	4
Human Capital Revenue:
Health Solutions	1,937	1,798	8	3	—	—	5
Wealth Solutions	846	1,038	(18)	2	—	(23)	3
Eliminations	(11)	(9)	N/A	N/A	N/A	N/A	N/A
Total revenue	$9,280	$8,884	4%	3%	—%	(4)%	5%
(1)Currency impact represents the effect on prior-year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended June 30, 2026 and 2025 was $58 million and $66 million, respectively. Fiduciary investment income for the six months ended June 30, 2026 and 2025 was $113 million and $133 million, respectively.
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
A reconciliation of reported operating income and reported operating margin to adjusted operating income and adjusted operating margin is as follows (in millions, except percentages):

	Three Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue	$3,006	$2,866	$1,244	$1,291	$(4)	$(2)	$4,246	$4,155

Operating income	$916	$864	$167	$117	$(168)	$(122)	$915	$859
Amortization and impairment of intangible assets	88	86	86	115	—	—	174	201
Change in the fair value of contingent consideration	3	(9)	6	(1)	—	—	9	(10)
Accelerating Aon United Program expenses (2)	14	32	(1)	6	83	56	96	94
Integration costs (3)	7	3	10	9	16	15	33	27
Adjusted operating income	$1,028	$976	$268	$246	$(69)	$(51)	$1,227	$1,171
Operating margin	30.5%	30.1%	13.4%	9.1%			21.5%	20.7%
Adjusted operating margin	34.2%	34.1%	21.5%	19.1%			28.9%	28.2%

	Six Months Ended June 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025
Revenue	$6,508	$6,057	$2,783	$2,836	$(11)	$(9)	$9,280	$8,884

Operating income	$2,298	$2,061	$610	$520	$(278)	$(261)	$2,630	$2,320
Amortization and impairment of intangible assets	161	170	165	230	—	—	326	400
Change in the fair value of contingent consideration	(2)	(3)	6	10	—	—	4	7
Accelerating Aon United Program expenses (2)	33	51	4	10	151	143	188	204
Integration costs (3)	8	14	12	21	25	21	45	56
Adjusted operating income	$2,498	$2,293	$797	$791	$(102)	$(97)	$3,193	$2,987
Operating margin	35.3%	34.0%	21.9%	18.3%			28.3%	26.1%
Adjusted operating margin	38.4%	37.9%	28.6%	27.9%			34.4%	33.6%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Total Accelerating Aon United Program expenses include technology-related costs to facilitate streamlining and simplifying operations, headcount reduction costs, and costs associated with asset impairments, including real estate consolidation.
(3)The NFP transaction has continued to result in certain non-recurring integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Integration costs related to the NFP acquisition were substantially completed at June 30, 2026.
Risk Capital adjusted operating income increased $52 million, or 5%, in the second quarter of 2026. The increase was primarily due to organic revenue growth of 5% in both Commercial Risk Solutions and Reinsurance Solutions, partially offset by increased expenses and investments in long-term growth. Human Capital adjusted operating income increased $22 million, or 9%, in the second quarter of 2026. The increase was primarily due to organic revenue growth of 5% in both Health Solutions and Wealth Solutions, partially offset by the sale of the NFP Wealth business and increased expenses and investments in long-term growth. For the first six months of 2026, Risk Capital adjusted operating income increased $205 million, or 9%. The increase was primarily due to organic revenue growth of 6% in Commercial Risk Solutions and 4% in Reinsurance Solutions, partially offset by increased expenses and investments in long-term growth. Human Capital adjusted operating income increased $6 million, or 1%, for the first six months of 2026. The increase was primarily due to organic revenue growth of 5% in Health Solutions and 3% in Wealth Solutions, partially offset by the sale of the NFP Wealth business and increased expenses and investments in long-term growth.

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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended June 30, 2026
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$915	$312	$1,227
Interest income	5	—	5
Interest expense	(179)	—	(179)
Other income (expense)	(17)	—	(17)
Income before income taxes	724	312	1,036
Income tax expense (1)	159	49	208
Net income	565	263	828
Less: Net income attributable to noncontrolling interests	14	—	14
Net income attributable to Aon shareholders	$551	$263	$814

Diluted net income per share attributable to Aon shareholders	$2.58	$1.23	$3.81
Weighted average ordinary shares outstanding - diluted	213.9	—	213.9
Effective tax rates (1)	22.0%		20.1%

	Three Months Ended June 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$859	$312	$1,171
Interest income	—	—	—
Interest expense	(212)	—	(212)
Other income (expense) (2)	56	(88)	(32)
Income before income taxes	703	224	927
Income tax expense (1)	109	44	153
Net income	594	180	774
Less: Net income attributable to noncontrolling interests	15	—	15
Net income attributable to Aon shareholders	$579	$180	$759

Diluted net income per share attributable to Aon shareholders	$2.66	$0.83	$3.49
Weighted average ordinary shares outstanding - diluted	217.3	—	217.3
Effective tax rates (1)	15.5%		16.5%

	Six Months Ended June 30, 2026
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,630	$563	$3,193
Interest income	17	—	17
Interest expense	(358)	—	(358)
Other income (expense) (2)	(12)	(20)	(32)
Income before income taxes	2,277	543	2,820
Income tax expense (1)	473	97	570
Net income	1,804	446	2,250
Less: Net income attributable to noncontrolling interests	41	—	41
Net income attributable to Aon shareholders	$1,763	$446	$2,209

Diluted net income per share attributable to Aon shareholders	$8.22	$2.07	$10.29
Weighted average ordinary shares outstanding - diluted	214.6	—	214.6
Effective tax rates (1)	20.8%		20.2%

	Six Months Ended June 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$2,320	$667	$2,987
Interest income	5	—	5
Interest expense	(418)	—	(418)
Other income (expense) (2)	46	(108)	(62)
Income before income taxes	1,953	559	2,512
Income tax expense (1)	377	108	485
Net income	1,576	451	2,027
Less: Net income attributable to noncontrolling interests	32	—	32
Net income attributable to Aon shareholders	$1,544	$451	$1,995

Diluted net income per share attributable to Aon shareholders	$7.10	$2.07	$9.17
Weighted average ordinary shares outstanding - diluted	217.6	—	217.6
Effective tax rates (1)	19.3%		19.3%
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
(2)During the six months ended June 30, 2026, Aon recognized a $20 million gain related to the prior-year sale of a significant majority of NFP's Wealth business, all of which was recognized in the first quarter of 2026. During the three and six months ended June 30, 2025, gains of $88 million and $108 million were recognized, respectively. These gains related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period and were excluded from Adjusted other income (expense).

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

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$986	$936
Capital expenditures	(140)	(120)
Free cash flow	$846	$816
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
Currency fluctuations had a favorable impact of $0.01 and a favorable impact of $0.36 on net income per diluted share during the three and six months ended June 30, 2026, respectively, if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had no impact and an unfavorable impact of $0.13 on net income per diluted share during the three and six months ended June 30, 2025, respectively, if 2025 results were translated at 2026 rates.
Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.38 on adjusted diluted earnings per share during the three and six months ended June 30, 2026, respectively, if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable $0.01 and an unfavorable impact of $0.13 on adjusted diluted earnings per share during the three and six months ended June 30, 2025, respectively, if 2025 results were translated at 2026 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
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
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $8.0 billion and $7.4 billion at June 30, 2026 and December 31, 2025, respectively, and fiduciary receivables of $12.7 billion and $10.5 billion at June 30, 2026 and December 31, 2025, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain a multi-currency cash pool with a third-party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At June 30, 2026, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive. Entities with a negative cash pool position incur interest expense, while those with a positive position earn interest income. Interest rates are determined by local market conditions and vary by currency. For the period, if interest expense on negative cash pool balances exceeds interest income associated with positive cash pool balances, as well as other income producing assets, the net amount is reported as interest expense for both the quarterly and year-to-date periods.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of June 30, 2026 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$1,062	$—	$4,348	$5,410
Money market funds	—	205	3,653	3,858
Cash, Short-term investments, and funds held on behalf of clients	1,062	205	8,001	9,268
Fiduciary receivables	—	—	12,697	12,697
Total	$1,062	$205	$20,698	$21,965
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net increase of $490 million for the six months ended June 30, 2026 compared to a net increase of $991 million for the six months ended June 30, 2025. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$986	$936
Cash provided by (used for) investing activities	950	(268)
Cash used for financing activities	(1,299)	(373)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(147)	696
Net increase in cash and cash equivalents and funds held on behalf of clients	$490	$991
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2026 was $986 million, an increase of $50 million compared to $936 million of Cash flows provided by operating activities in the prior-year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, and payments for Accelerating Aon United Program expenses.
Pension Contributions
Pension contributions were $52 million for the six months ended June 30, 2026, as compared to $54 million for the six months ended June 30, 2025. For the remainder of 2026, we expect to contribute approximately $41 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

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
The changes in the Company’s liabilities for the Program as of June 30, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2025	$39	$108	$—	$147
Charges	124	61	3	188
Cash payments	(105)	(59)	—	(164)
Foreign currency translation and other	—	(2)	—	(2)
Non-cash charges (1)	(2)	5	(3)	—
Liability balance as of June 30, 2026	$56	$113	$—	$169
Total costs incurred from inception to date	$459	$516	$102	$1,077
(1) Charges reflect changes in accruals made in the current period.
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $290 million of charges, while our Human Capital segment is expected to incur approximately $70 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $450 million by the end of 2027, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2026, total Program costs incurred were $96 million and $188 million, respectively. In the final quarters of the Program there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $25 million and $50 million of expense savings in the first three and six months of 2026, respectively, from Program actions, resulting in $320 million of cumulative, annualized expense savings since the beginning of the Program, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows provided by investing activities were $950 million during the six months ended June 30, 2026, an increase of $1.2 billion compared to $268 million of Cash flows used for investing activities in the prior-year period. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.

Short-term Investments
Short-term investments decreased $1.4 billion to $205 million at June 30, 2026 compared to December 31, 2025, where the balance as of December 31, 2025 reflected the investment of proceeds from the sale of the NFP Wealth business. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
Total acquisitions completed by the Company for the three and six months ended June 30, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk Capital	1	1	6	7
Human Capital	2	1	2	2
Total	3	2	8	9
During the first six months of 2026, cash consideration, net of cash and funds held on behalf of clients acquired, was $322 million, $1 million of which relates to prior year acquisitions. During the first six months of 2025, cash consideration, net of cash and funds held on behalf of clients acquired, was $143 million, which relates to acquisitions completed in 2025.
There were no dispositions completed by the Company for the three and six months ended June 30, 2026. The Company completed one disposition within Human Capital in the three and six months ended June 30, 2025. Dispositions that impact multiple segments are categorized by the segment primarily impacted.
There was $21 million of cash received during the first six months of 2026 related to dispositions completed in prior periods, which primarily relates to the disposition of the NFP Wealth business and revisions to the final closing statement. During the first six months of 2025, we completed one disposition within Human Capital for an insignificant cash flow impact. There was a $24 million cash flow impact that related to dispositions in the prior year, including a $20 million gain in the first quarter of 2025 related to the deferred consideration earned for the 2017 sale of the benefits administration and business process outsourcing business.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $140 million and $120 million for the six months ended June 30, 2026 and 2025, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects, including projects related to our AAU restructuring program.
Financing Activities
Cash flows used for financing activities were $1.3 billion during the six months ended June 30, 2026 compared to $373 million of Cash flows used for financing activities in the prior-year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions.
Share Repurchase Program
We have a share repurchase program authorized by our Board of Directors. The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020. In each of February 2022 and June 2026, authorized repurchases were increased by an additional $7.5 billion, for a total of $35.0 billion in repurchase authorizations.

The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares repurchased	1.9	0.7	3.4	1.3
Average price per share	$320.77	$361.25	$321.61	$376.76
Repurchase costs recorded to Retained Earnings	$600	$250	$1,100	$500
At June 30, 2026, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $7.7 billion. Under the Repurchase Program, the Company has repurchased a total of 178.3 million shares for an aggregate cost of approximately $27.3 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.
Borrowings
Total debt at June 30, 2026 was $15.0 billion, a decrease of $282 million compared to December 31, 2025. Further, commercial paper activity during the six months ended June 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total issuances (1)	$2,778	$2,295	$3,207	$3,444
Total repayments	(2,481)	(2,409)	(2,910)	(2,964)
Net issuances (repayments)	$297	$(114)	$297	$480
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
In May 2026, Aon Corporation and Aon Global Holdings plc’s $600 million 2.850% Senior Notes due May 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In March 2026, Aon North America, Inc.’s $600 million 5.125% Senior Notes due March 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Senior Notes.
In January 2026, Aon Corporation’s $521 million 8.205% Junior Subordinated Notes due January 2027 were classified as Short-term debt and current portion of long-term debt in the Consolidated Statement of Financial Position as the date of maturity is in less than one year. The Company expects to use cash flow from operations and available cash on hand to repay these Junior Subordinated Notes.
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
Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Retained earnings (Accumulated deficit)). As of June 30, 2026 and December 31, 2025, we had distributable profits in excess of $29.3 billion and $30.1 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.

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
As of June 30, 2026, we had two primary committed credit facilities outstanding: a $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and a $1.0 billion multi-currency U.S. credit facility expiring in October 2028. In aggregate, these two facilities provide $2.0 billion in available credit.
Each of these primary committed credit facilities includes customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under either of these primary committed credit facilities as of June 30, 2026 and December 31, 2025, respectively. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended June 30, 2026 and December 31, 2025, respectively.
Shelf Registration Statement
On July 2, 2026, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt securities, preference shares, class A ordinary shares and convertible securities. Our ability to access the market as a source of liquidity is dependent on investor demand, market conditions, and other factors.
Rating Agency Ratings
The major rating agencies’ ratings of our debt at July 29, 2026 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Positive
Fitch, Inc.	BBB+	F-2	Stable
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $125 million at June 30, 2026, compared to $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $128 million at June 30, 2026, compared to $196 million at December 31, 2025.

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
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group for the year ended December 31, 2025 and for the period ended June 30, 2026.
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

Obligor Group
Summarized Statement of Income Information
Six Months Ended
(millions)	June 30, 2026
Revenue	$—
Operating loss	$(54)
Loss from non-guarantor subsidiaries before income taxes	$(287)
Net loss	$(667)
Net loss attributable to Aon shareholders	$(667)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	June 30, 2026	December 31, 2025
Receivables due from non-guarantor subsidiaries	$4,980	$1,617
Other current assets	159	1,453
Total current assets	$5,139	$3,070

Non-current receivables due from non-guarantor subsidiaries	$1,059	$261
Other non-current assets	1,581	1,417
Total non-current assets	$2,640	$1,678

Payables to non-guarantor subsidiaries	$13,280	$8,771
Other current liabilities	7,499	5,939
Total current liabilities	$20,779	$14,710

Non-current payables to non-guarantor subsidiaries	$5,203	$5,230
Other non-current liabilities	14,431	16,081
Total non-current liabilities	$19,634	$21,311
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
The following discussion describes our specific exposures and the strategies we use to manage these risks. Refer to Note 2 “Accounting Principles and Practices” in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Note 13 “Derivatives and Hedging” to our Financial Statements contained in Part I, Item 1 of this report, for discussion of our accounting policies for financial instruments and derivatives.
Foreign Exchange Risk
We are subject to foreign exchange rate risk. Our primary exposures include exchange rates between the U.S. dollar and the euro, the British pound, the Canadian dollar, the Australian dollar, the Indian rupee, and the Japanese yen. We use over-the-counter options, forwards, and cross currency interest rate swap contracts to reduce the impact of foreign currency risk to our financial statements.
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

We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement. In addition, we use cross currency interest rate swaps to hedge cumulative translation exposure associated with our net investments in euro functional subsidiaries. These cross currency interest rate swaps have maturities ranging from 5 to 10 years.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.01 comparable impact and a favorable $0.36 comparable impact during the three and six months ended June 30, 2026, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.02 comparable impact and a favorable $0.38 comparable impact during the three and six months ended June 30, 2026, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
4/1/2026 - 4/30/2026	—	$—	—	$817,278,427
5/1/2026 - 5/31/2026	1,195,837	$318.85	1,195,837	$435,981,276
6/1/2026 - 6/30/2026	674,674	$324.15	674,674	$7,717,283,647
	1,870,511	$320.77	1,870,511	$7,717,283,647
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in each of February 2022, and June 2026, for a total of $35.0 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the second quarter of 2026.
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

Aon plc
(Registrant)

July 29, 2026	By:	/s/ David DeBrunner
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
10.1#
Amendment to International Assignment Letter, dated June 26, 2026, between Aon Corporation and Greg Case (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on July 1, 2026).

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
# Indicates a management contract or compensatory plan or arrangement
* Filed herewith
** Furnished herewith