Form 10-Q
period 2026-09-30
Aon plc
filed 2026-10-28
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

+353 1 266 6000
(Registrant’s Telephone Number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares $0.01 nominal value	AON	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.850% Senior Notes due 2027	AON27	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.125% Senior Notes due 2027	AON27B	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.150% Senior Notes due 2029	AON29	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 5.350% Senior Notes due 2029	AON29B	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.050% Senior Notes due 2031	AON31	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.600% Senior Notes due 2031	AON31A	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.300% Senior Notes due 2031	AON31B	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 5.625% Senior Notes due 2031	AON31C	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.000% Senior Notes due 2032	AON32	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 5.350% Senior Notes due 2033	AON33	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 5.800% Senior Notes due 2033	AON33A	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.450% Senior Notes due 2034	AON34	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 5.950% Senior Notes due 2036	AON36	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 6.100% Senior Notes due 2038	AON38	New York Stock Exchange
Guarantees of Aon plc’s 4.250% Senior Notes due 2042	AON42	New York Stock Exchange
Guarantees of Aon plc’s 4.450% Senior Notes due 2043	AON43	New York Stock Exchange
Guarantees of Aon plc’s 4.600% Senior Notes due 2044	AON44	New York Stock Exchange
Guarantees of Aon plc’s 4.750% Senior Notes due 2045	AON45	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 6.450% Senior Notes due 2046	AON46	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 2.900% Senior Notes due 2051	AON51	New York Stock Exchange
Guarantees of Aon Corporation and Aon Global Holdings plc’s 3.900% Senior Notes due 2052	AON52	New York Stock Exchange
Guarantees of Aon North America, Inc.’s 5.750% Senior Notes due 2054	AON54	New York Stock Exchange
Guarantees of Aon North America, Inc. and Aon Global Holdings plc’s 6.450% Senior Notes due 2056	AON56	New York Stock Exchange

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

Number of class A ordinary shares of Aon plc, $0.01 nominal value, outstanding as of October 27, 2026: 212,157,176

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
This report contains certain statements related to future results, or states our intentions, beliefs, and expectations or predictions for the future, all of which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements represent management’s expectations or forecasts of future events. These statements include statements about our plans, objectives, strategies, financial performance and outlook, trends, prospects or other future events and involve known and unknown risks that are difficult to predict. Forward-looking statements are typically identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “positioned,” “intend,” “plan,” “potential,” “continue,” “target,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will,” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market, industry and geopolitical conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives, including the impacts of the Accelerating Aon United Program; the pending USI Acquisition; the outcome of contingencies; dividend and share repurchase policy; the expected impact of acquisitions, dispositions, and other significant transactions or the termination thereof; litigation and regulatory matters; pension obligations; cash flow and liquidity; expected effective tax rate; expected foreign currency translation impacts; potential changes in laws or future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors, which may be revised or supplemented in subsequent reports filed or furnished with the Securities and Exchange Commission, that could impact results include:
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
•adverse effects on the market price of Aon’s securities and/or operating results for any reason, including, without limitation, because of a failure to consummate the pending USI Acquisition, or the failure to realize the expected benefits of the pending USI Acquisition (including anticipated revenue and growth synergies) in the expected timeframe, or at all;
•significant transaction and integration costs or difficulties in connection with the pending USI Acquisition or unknown or inestimable liabilities; and
•potential impact of the consummation of the pending USI Acquisition on relationships, including with suppliers, customers, employees and regulators.
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
Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in our filings with the SEC, including the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this report. These factors may be revised or supplemented in our subsequent periodic filings with the SEC.

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

Part I Financial Information
Item 1. Financial Statements

Aon plc
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions, except per share data)	2026	2025	2026	2025
Revenue
Total revenue	$4,101	$3,997	$13,381	$12,881
Expenses
Compensation and benefits	2,275	2,259	6,939	6,868
Information technology	156	140	462	412
Premises	83	85	249	252
Depreciation of fixed assets	49	47	144	140
Amortization and impairment of intangible assets	175	193	501	593
Other general expense	461	425	1,366	1,244
Accelerating Aon United Program expenses	93	32	281	236
Total operating expenses	3,292	3,181	9,942	9,745
Operating income	809	816	3,439	3,136
Interest income	24	—	41	5
Interest expense	(206)	(206)	(564)	(624)
Other income (expense)	(15)	(13)	(27)	33
Income before income taxes	612	597	2,889	2,550
Income tax expense	126	127	599	504
Net income	486	470	2,290	2,046
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	10	12	51	44
Net income attributable to Aon shareholders	$476	$458	$2,239	$2,002

Basic net income per share attributable to Aon shareholders	$2.24	$2.12	$10.50	$9.26
Diluted net income per share attributable to Aon shareholders	$2.23	$2.11	$10.46	$9.21
Weighted average ordinary shares outstanding - basic	212.3	215.7	213.3	216.1
Weighted average ordinary shares outstanding - diluted	213.0	216.7	214.1	217.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(millions)	2026	2025	2026	2025
Net income	$486	$470	$2,290	$2,046
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	10	12	51	44
Net income attributable to Aon shareholders	476	458	2,239	2,002
Other comprehensive income (loss), net of tax:
Change in fair value of financial instruments	26	(9)	17	4
Foreign currency translation adjustments	29	(91)	(157)	752
Postretirement benefit obligation	26	28	78	74
Total other comprehensive income (loss)	81	(72)	(62)	830
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Total other comprehensive income (loss) attributable to Aon shareholders	81	(72)	(62)	830
Comprehensive income attributable to Aon shareholders	$557	$386	$2,177	$2,832
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Financial Position

	(Unaudited)
(millions, except nominal value)	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,017	$1,195
Short-term investments	13,299	1,603
Receivables, net	4,777	4,209
Fiduciary assets	18,890	17,889
Other current assets	904	878
Total current assets	39,887	25,774
Goodwill	15,897	15,797
Intangible assets, net	5,487	5,727
Fixed assets, net	806	702
Operating lease right-of-use assets	744	677
Deferred tax assets	884	748
Prepaid pension	602	603
Other non-current assets	832	756
Total assets	$65,139	$50,784

Liabilities, redeemable noncontrolling interests, and equity
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,535	$2,861
Short-term debt and current portion of long-term debt	1,722	589
Fiduciary liabilities	18,890	17,889
Other current liabilities	2,023	1,887
Total current liabilities	25,170	23,226
Long-term debt	26,319	14,660
Non-current operating lease liabilities	731	641
Deferred tax liabilities	350	340
Pension, other postretirement, and postemployment liabilities	976	1,084
Other non-current liabilities	1,376	1,285
Total liabilities	54,922	41,236

Redeemable noncontrolling interests	20	89

Equity
Ordinary shares - $0.01 nominal value Authorized: 500.0 shares (issued: at September 30, 2026 - 212.2; at December 31, 2025 - 214.5)	2	2
Additional paid-in capital	13,620	13,438
Retained earnings (Accumulated deficit)	384	(245)
Accumulated other comprehensive loss	(3,905)	(3,843)
Total Aon shareholders' equity	10,101	9,352
Nonredeemable noncontrolling interests	96	107
Total equity	10,197	9,459
Total liabilities, redeemable noncontrolling interests and equity	$65,139	$50,784
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss, Net of Tax	Non- redeemable Non- controlling Interests	Total
Balance at January 1, 2026	214.5	$13,440	$(245)	$(3,843)	$107	$9,459
Net income (1)	—	—	1,212	—	28	1,240
Shares issued - employee stock compensation plans	0.6	(68)	—	—	—	(68)
Shares repurchased	(1.5)	—	(500)	—	—	(500)
Share-based compensation expense	—	82	—	—	—	82
Dividends to shareholders ($0.745 per share)	—	—	(160)	—	—	(160)
Net change in fair value of financial instruments	—	—	—	(4)	—	(4)
Net foreign currency translation adjustments	—	—	—	(108)	—	(108)
Net postretirement benefit obligation	—	—	—	27	—	27
Net purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(2)	—	—	(1)	(3)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(10)	(10)
Remeasurement of redemption value of redeemable noncontrolling interest	—	3	—	—	—	3
Balance at March 31, 2026	213.6	$13,455	$307	$(3,928)	$124	$9,958
Net income (2)	—	—	551	—	14	565
Shares issued - employee stock compensation plans	0.3	(46)	—	—	—	(46)
Shares repurchased	(1.9)	—	(600)	—	—	(600)
Share-based compensation expense	—	122	—	—	—	122
Dividends to shareholders ($0.820 per share)	—	—	(176)	—	—	(176)
Net change in fair value of financial instruments	—	—	—	(5)	—	(5)
Net foreign currency translation adjustments	—	—	—	(78)	—	(78)
Net postretirement benefit obligation	—	—	—	25	—	25
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(27)	—	—	(9)	(36)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(41)	(41)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(2)	—	—	—	(2)
Balance at June 30, 2026	212.0	$13,502	$82	$(3,986)	$88	$9,686
Net income (3)	—	—	476	—	10	486
Shares issued - employee stock compensation plans	0.2	12	—	—	—	12
Share-based compensation expense	—	104	—	—	—	104
Dividends to shareholders ($0.820 per share)	—	—	(174)	—	—	(174)
Net change in fair value of financial instruments	—	—	—	26	—	26
Net foreign currency translation adjustments	—	—	—	29	—	29
Net postretirement benefit obligation	—	—	—	26	—	26
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(2)	(2)
Remeasurement of redemption value of redeemable noncontrolling interest	—	4	—	—	—	4
Balance at September 30, 2026	212.2	$13,622	$384	$(3,905)	$96	$10,197
(1)The Company’s Net income totaled $1.2 billion for the quarter ended March 31, 2026, which included $1 million of Net loss related to redeemable noncontrolling interests.
(2)The Company’s Net income totaled $565 million for the quarter ended June 30, 2026, which included an insignificant Net loss related to redeemable noncontrolling interests.
(3)The Company’s Net income totaled $486 million for the quarter ended September 30, 2026, which included an insignificant Net loss related to redeemable noncontrolling interests.

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net of Tax	Non-redeemable Non- controlling Interests	Total
Balance at January 1, 2025	216.0	$13,175	$(2,309)	$(4,745)	$184	$6,305
Net income (1)	—	—	965	—	21	986
Shares issued - employee stock compensation plans	0.7	(111)	—	—	—	(111)
Shares repurchased	(0.6)	—	(250)	—	—	(250)
Share-based compensation expense	—	147	—	—	—	147
Dividends to shareholders ($0.675 per share)	—	—	(146)	—	—	(146)
Net change in fair value of financial instruments	—	—	—	3	—	3
Net foreign currency translation adjustments	—	—	—	239	—	239
Net postretirement benefit obligation	—	—	—	47	—	47
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(14)	(14)
Remeasurement of redemption value of redeemable noncontrolling interest	$—	$(11)	$—	$—	$—	(11)
Balance at March 31, 2025	216.1	$13,200	$(1,740)	$(4,456)	$191	$7,195
Net income (2)	—	—	579	—	14	593
Shares issued - employee stock compensation plans	0.3	(49)	(1)	—	—	(50)
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	119	—	—	—	119
Dividends to shareholders ($0.745 per share)	—	—	(162)	—	—	(162)
Net change in fair value of financial instruments	—	—	—	10	—	10
Net foreign currency translation adjustments	—	—	—	604	—	604
Net postretirement benefit obligation	—	—	—	(1)	—	(1)
Purchases of subsidiary shares from nonredeemable noncontrolling interests	—	(9)	—	—	—	(9)
Dividends paid to nonredeemable noncontrolling interests on subsidiary common stock	—	—	—	—	(40)	(40)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(1)	—	—	—	(1)
Balance at June 30, 2025	215.7	$13,260	$(1,574)	$(3,843)	$165	$8,008
Net income (3)	—	—	458	—	12	470
Shares issued - employee stock compensation plans	0.2	20	—	—	—	20
Shares repurchased	(0.7)	—	(250)	—	—	(250)
Share-based compensation expense	—	106	—	—	—	106
Dividends to shareholders ($0.745 per share)	—	—	(161)	—	—	(161)
Net change in fair value of financial instruments	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	(91)	—	(91)
Net postretirement benefit obligation	—	—	—	28	—	28
Purchases of subsidiary shares from noncontrolling interests	—	(1)	—	—	—	(1)
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	(2)	(2)
Remeasurement of redemption value of redeemable noncontrolling interest	—	(4)	—	—	—	(4)
Balance at September 30, 2025	215.2	$13,381	$(1,527)	$(3,915)	$175	$8,114
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
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Aon plc
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(millions)	2026	2025
Cash flows from operating activities
Net income	$2,290	$2,046
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses	(20)	(1)
Depreciation of fixed assets	144	140
Amortization and impairment of intangible assets	501	593
Share-based compensation expense	308	372
Deferred income taxes	(217)	(236)
Other, net	(3)	(116)
Change in assets and liabilities:
Receivables, net	(591)	(342)
Accounts payable and accrued liabilities	(387)	(543)
Accelerating Aon United Program liabilities	42	(29)
Current income taxes	(49)	(141)
Pension, other postretirement and postemployment liabilities	(38)	(17)
Other assets and liabilities	197	358
Cash provided by operating activities	2,177	2,084
Cash flows from investing activities
Proceeds from investments	95	114
Purchases of investments	(75)	(139)
Net sales (purchases) of short-term investments - non fiduciary	(11,699)	16
Acquisition of businesses, net of cash and funds held on behalf of clients	(327)	(276)
Sale of businesses, net of cash and funds held on behalf of clients	22	112
Capital expenditures	(234)	(189)
Cash used for investing activities	(12,218)	(362)
Cash flows from financing activities
Share repurchase	(1,100)	(750)
Proceeds from issuance of shares	53	60
Cash paid for employee taxes on withholding shares	(155)	(201)
Commercial paper issuances, net of repayments	(3)	376
Issuance of debt	13,404	—
Repayment of debt	(593)	(700)
Increase in fiduciary liabilities, net of fiduciary receivables	1,132	706
Cash dividends to shareholders	(511)	(468)
Redeemable and nonredeemable noncontrolling interests, and other financing activities	(181)	(164)
Cash provided by (used for) financing activities	12,046	(1,141)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(107)	606
Net increase in cash and cash equivalents and funds held on behalf of clients	1,898	1,187
Cash, cash equivalents and funds held on behalf of clients at beginning of period	8,573	8,333
Cash, cash equivalents and funds held on behalf of clients at end of period	$10,471	$9,520
Reconciliation of cash and cash equivalents and funds held on behalf of clients:
Cash and cash equivalents	$2,017	$1,095
Cash and cash equivalents and funds held on behalf of clients classified as held for sale	—	34
Funds held on behalf of clients	8,454	8,391
Total cash and cash equivalents and funds held on behalf of clients	$10,471	$9,520
Supplemental disclosures:
Interest paid	$621	$689
Income taxes paid, net of refunds	$865	$881
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
Certain information and disclosures normally included in the Consolidated Financial Statements prepared in accordance with U.S. GAAP have been condensed or omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2026.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued new accounting guidance under ASC 220, Income Statement — Reporting Comprehensive Income, which requires more detailed information about certain expenses in commonly presented expense captions including inventory, employee compensation, depreciation, and amortization. The new guidance also requires disclosure of total selling expenses and, on an annual basis, an entity’s definition of selling expenses. The Company expects the new guidance to result in incremental disclosures within the Notes to Consolidated Financial Statements and to have no impact on the Company’s financial condition, results of operations, or cash flows. The new guidance is effective for Aon for the year ended December 31,

2027, with early adoption permitted. Entities may apply the new guidance on a prospective basis, with the option for retrospective application. The Company continues to evaluate the information and processes necessary to comply with the new disclosure requirements.
Securities and Exchange Commission Final Rules
The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the SEC adopted final rules to enhance and standardize climate-related disclosures. The final rules would require the Company to provide certain climate-related information in Item 7, Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements, including regarding material climate-related risks, activities to mitigate or adapt to such risks, information regarding oversight and management of climate-related risks, information on climate-related targets or goals, and disclosure of Scope 1 and 2 GHG emissions. The final rules have been subject to several legal challenges, and the SEC stayed the effectiveness of the final rules in April 2024 pending judicial review. On March 27, 2025, the SEC voted to end its legal defense of the final rules in Court of Appeals for the Eighth Circuit. On September 12, 2025, the Eighth Circuit issued an order holding the consolidated petitions for review in abeyance until the SEC informed the court whether it would reconsider the rules under administrative procedures or whether the SEC would renew its defense of the rules. On May 29, 2026, the SEC proposed to rescind the climate-related disclosure rules in their entirety due to the lack of statutory authority of the SEC. The public comment period has concluded, and the SEC has not yet taken final action on the proposal. The Company will continue to monitor developments related to the proposed rescission and any impacts on its disclosure requirements.
3. Revenue from Contracts with Customers
Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by principal service line (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial Risk Solutions	$2,110	$1,988	$6,628	$6,168
Reinsurance Solutions	572	537	2,562	2,414
Total Risk Capital (1)	2,682	2,525	9,190	8,582
Health Solutions	992	935	2,929	2,733
Wealth Solutions	429	540	1,275	1,578
Total Human Capital (1)	1,421	1,475	4,204	4,311
Eliminations	(2)	(3)	(13)	(12)
Total revenue	$4,101	$3,997	$13,381	$12,881
(1)Includes inter-segment revenue. Refer to Note 16 “Segment Information” for further information.
Consolidated revenue from contracts with customers by geographic area, which is attributed on the basis of where the services are performed, is as follows (in millions):

	Three Months Ended September 30, 2026
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,353	$785	$(2)	$2,136
Americas other than U.S.	263	121	—	384
U.K.	302	224	—	526
Ireland	21	25	—	46
Europe, Middle East, & Africa other than U.K. and Ireland	443	163	—	606
Asia Pacific	300	103	—	403
Total revenue	$2,682	$1,421	$(2)	$4,101

	Three Months Ended September 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$1,229	$858	$(3)	$2,084
Americas other than U.S.	260	121	—	381
U.K.	303	222	—	525
Ireland	21	21	—	42
Europe, Middle East, & Africa other than U.K. and Ireland	400	155	—	555
Asia Pacific	312	98	—	410
Total revenue	$2,525	$1,475	$(3)	$3,997

	Nine Months Ended September 30, 2026
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$4,071	$2,108	$(13)	$6,166
Americas other than U.S.	823	353	—	1,176
U.K.	1,206	641	—	1,847
Ireland	68	78	—	146
Europe, Middle East, & Africa other than U.K. and Ireland	2,095	718	—	2,813
Asia Pacific	927	306	—	1,233
Total revenue	$9,190	$4,204	$(13)	$13,381

	Nine Months Ended September 30, 2025
	Risk Capital	Human Capital	Corporate/Eliminations	Total
U.S.	$3,774	$2,364	$(12)	$6,126
Americas other than U.S.	799	351	—	1,150
U.K.	1,144	612	—	1,756
Ireland	67	66	—	133
Europe, Middle East, & Africa other than U.K. and Ireland	1,815	636	—	2,451
Asia Pacific	983	282	—	1,265
Total revenue	$8,582	$4,311	$(12)	$12,881
Contract Costs
An analysis of the changes in the net carrying amount of costs to fulfill contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$309	$273	$450	$424
Additions	467	440	1,397	1,267
Amortization	(426)	(392)	(1,494)	(1,384)
Impairment	—	—	—	—
Foreign currency translation and other	2	(1)	(1)	13
Balance at end of period	$352	$320	$352	$320

An analysis of the changes in the net carrying amount of costs to obtain contracts with customers are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$217	$187	$208	$207
Additions	13	4	49	31
Amortization	(15)	(1)	(42)	(54)
Impairment	—	—	—	—
Foreign currency translation and other	—	—	—	6
Balance at end of period	$215	$190	$215	$190
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
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. For the three and nine months ended September 30, 2026, total Program costs incurred were $93 million and $281 million, respectively. Over the life of the Program, the Risk Capital segment is expected to incur approximately $325 million of charges, while the Human Capital segment is expected to incur approximately $80 million of charges, with the remaining charges relating to corporate expenses. In the final months of the Program, there may be changes to expected timing, estimates of expected costs, and related savings.
Total Program costs incurred for the three and nine months ended September 30, 2026 and 2025 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk Capital (1)	$18	$(3)	$51	$48
Human Capital (1)	2	(1)	6	9
Corporate	73	36	224	179
Total	$93	$32	$281	$236
(1)Risk Capital and Human Capital Program costs reflect changes in accruals made in the current period related to workforce optimization.

The changes in the Company’s liabilities for the Program as of September 30, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability balance as of December 31, 2025	$39	$108	$—	$147
Charges	181	96	4	281
Cash payments	(150)	(85)	—	(235)
Foreign currency translation and other	—	(2)	—	(2)
Non-cash charges (1)	(5)	5	(4)	(4)
Liability balance as of September 30, 2026	$65	$122	$—	$187
Total costs incurred from inception to date	$516	$551	$103	$1,170
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
At September 30, 2026, Cash and cash equivalents and Short-term investments were $15.3 billion compared to $2.8 billion at December 31, 2025, an increase of $12.5 billion, primarily related to net proceeds of $13.4 billion from debt offerings to be used for general corporate purposes, including to fund the USI acquisition. Refer to Note 7 “Acquisitions and Dispositions of Businesses” and Note 9 “Debt” for additional information. The balance as of December 31, 2025 reflected the investment of proceeds from the sale of the NFP Wealth business. Of the total balances, $165 million and $180 million were restricted as to their use at September 30, 2026 and December 31, 2025, respectively. Included within Short-term investments as of September 30, 2026 and December 31, 2025, were £73 million ($97 million at September 30, 2026 exchange rates) and £72 million ($97 million at December 31, 2025 exchange rates), respectively, of operating funds required to be held by the Company in the U.K. by the FCA, a U.K.-based regulator.
6. Other Financial Data
Condensed Consolidated Statements of Income Information
Other Income (Expense)
Other income (expense) consists of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain from sales of businesses (1)	—	1	20	1
Equity earnings	2	4	—	5
Pension and other postretirement	(15)	(21)	(45)	(65)
Foreign currency remeasurement	(6)	11	6	(43)
Financial instruments and other (2)	4	(8)	(8)	135
Total	$(15)	$(13)	$(27)	$33
(1)During the nine months ended September 30, 2026, an additional $20 million gain was recognized associated with revisions to the final closing statement related to the disposal of the NFP Wealth business completed in the fourth quarter of 2025. The entirety of the gain was recognized in the first quarter of 2026. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for further information surrounding this disposal.
(2)During the nine months ended September 30, 2025, a gain of $108 million was recognized, which was all recognized in the first six months of 2025. These gains related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period.

Allowance for Doubtful Accounts
Changes in the net carrying amount of allowance for doubtful accounts are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$82	$79	$74	$75
Provision	5	4	18	10
Accounts written off, net of recoveries	(4)	(9)	(8)	(15)
Foreign currency translation and other	—	—	(1)	4
Balance at end of period	$83	$74	$83	$74
Other Current Assets
The components of Other current assets are as follows (in millions):

As of	September 30, 2026	December 31, 2025
Costs to fulfill contracts with customers (1)	$352	$450
Prepaid expenses	187	136
Taxes receivable	136	102
Other	229	190
Total	$904	$878
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Non-Current Assets
The components of Other non-current assets are as follows (in millions):

As of	September 30, 2026	December 31, 2025
Costs to obtain contracts with customers (1)	$215	$208
Investments	198	192
Taxes receivable	102	82
Other	317	274
Total	$832	$756
(1)Refer to Note 3 “Revenue from Contracts with Customers” for further information.
Other Current Liabilities
The components of Other current liabilities are as follows (in millions):

As of	September 30, 2026	December 31, 2025
Deferred revenue (1)	$262	$259
Leases	176	181
Taxes payable	239	309
Contingent consideration	45	28
Other	1,301	1,110
Total	$2,023	$1,887
(1)During the three and nine months ended September 30, 2026, revenue of $164 million and $551 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred. During the three and nine months ended September 30, 2025, revenue of $258 million and $724 million, respectively, was recognized in the Condensed Consolidated Statements of Income that was previously deferred.

Other Non-Current Liabilities
The components of Other non-current liabilities are as follows (in millions):

As of	September 30, 2026	December 31, 2025
Taxes payable	$1,085	$1,014
Contingent consideration	120	99
Compensation and benefits	47	60
Deferred revenue	26	30
Other	98	82
Total	$1,376	$1,285

7. Acquisitions and Dispositions of Businesses
Announcement of USI Acquisition
On August 30, 2026, Aon plc, Aon North America, Inc. and Cortlandt Acquisition Corp. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with USI Advantage Corp., a Delaware corporation (“USI”), and Uno Aggregator II L.P., as securityholder representative, pursuant to which Aon will acquire USI (the “USI Acquisition”) for an aggregate estimated purchase price of approximately $17 billion in cash. USI is a leading middle-market provider of property and casualty, employee benefit, personal risk, and retirement solutions, with more than 10,500 colleagues. The Company expects to fund the acquisition with new debt, a portion of which was raised in advance of the closing date, and the remainder is expected to be raised at close of the USI Acquisition. Refer to Note 9 “Debt” for additional information.
Completed Acquisitions
Total acquisitions completed by the Company for the three and nine months ended September 30, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted. Individually significant acquisitions are further described.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk Capital	1	1	7	8
Human Capital	—	4	2	6
Total	1	5	9	14
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

The following table includes the preliminary fair values of consideration transferred, assets acquired, and liabilities assumed as a result of the Company’s acquisitions completed in 2026 (in millions):

Nine Months Ended September 30, 2026
Consideration transferred:
Cash	$381
Deferred and contingent consideration	56
Aggregate consideration transferred	$437
Assets acquired:
Goodwill	215
Intangible assets	281
Other assets (1)	82
Total assets acquired	578
Liabilities assumed:
Total liabilities assumed	141
Net assets acquired	$437
(1)Includes Cash and cash equivalents of $26 million and $28 million, respectively, in funds held on behalf of clients.

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the respective acquisition dates. The Company’s results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period in which they were acquired.
Completed Dispositions
There were no dispositions completed by the Company for the three and nine months ended September 30, 2026. Total dispositions completed by the Company for the three and nine months ended September 30, 2025 are set forth in the table below. Dispositions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Risk Capital	1	1
Human Capital	1	2
Total	2	3
For the three months ended September 30, 2026, there were no gains recognized related to dispositions. For the nine months ended September 30, 2026, the pretax gains recognized related to dispositions were $20 million, which related to the disposition of the NFP Wealth business, as defined below, completed in the prior year. There were insignificant pretax gains recognized related to dispositions for the three and nine months ended September 30, 2025. Gains recognized as a result of a disposition are included in Other income (expense) in the Condensed Consolidated Statements of Income. See Note 6 “Other Financial Data” for more information.
2025 Significant Dispositions
On October 30, 2025, Aon completed the sale of a significant majority of NFP’s Wealth businesses within our Human Capital segment (the “NFP Wealth business”). Total proceeds received on closing was $2.3 billion, and a pre-tax gain of $1.2 billion was recognized within Other income (expense) on the Consolidated Statement of Income for the year ended December 31, 2025. The major classes of assets sold included Intangible assets, net of $760 million and Goodwill of $398 million. During the nine months ended September 30, 2026, Aon recognized a $20 million gain related to the prior-year sale of the NFP Wealth business, all of which was recognized in the first quarter of 2026.

8. Goodwill and Other Intangible Assets
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2026 are as follows (in millions):

	Risk Capital	Human Capital	Total
Balance as of December 31, 2025	$9,551	$6,246	$15,797
Goodwill related to current year acquisitions	203	12	215
Measurement period adjustments related to prior year acquisitions	(3)	—	(3)
Foreign currency translation and other	(81)	(31)	(112)
Balance as of September 30, 2026	$9,670	$6,227	$15,897
Other intangible assets by asset class are as follows (in millions):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount
Customer-related and contract-based	$7,972	$3,053	$4,919	$7,738	$2,644	$5,094
Tradenames	718	175	543	716	121	595
Technology and other	366	341	25	369	331	38
Total	$9,056	$3,569	$5,487	$8,823	$3,096	$5,727
The estimated future amortization for finite-lived intangible assets as of September 30, 2026 is as follows (in millions):

Remainder of 2026	$174
2027	652
2028	598
2029	550
2030	502
2031	452
Thereafter	2,559
Total	$5,487
9. Debt
Term Loans
On September 18, 2026, Aon North America, Inc. entered into a credit agreement in which lenders committed to provide unsecured delayed draw term loan facilities in an aggregate principal amount of $4.0 billion, consisting of a $2.0 billion term loan facility maturing two years after the closing date of the USI Acquisition and a $2.0 billion term loan facility maturing three years after the closing date of the USI Acquisition. The Company intends to use the net proceeds, together with the proceeds of the notes issued on September 17, 2026 described below, for general corporate purposes, including to pay the cash consideration with respect to the USI Acquisition, to settle certain acquired USI debt, and to pay related fees and expenses. The borrowings must be made in a single drawing on the closing date of the acquisition, and can be prepaid at any time without penalty or premium.
On April 25, 2024, Aon North America, Inc. drew its $2 billion delayed draw term loan. As of December 31, 2025, the term loan was paid in full.
Notes
On September 17, 2026, Aon North America, Inc. and Aon Global Holdings plc co-issued $13.5 billion in aggregate principal of Senior Notes which included $2.0 billion 5.350% Senior Notes due 2029, $3.0 billion 5.625% Senior Notes due 2031, $2.0 billion 5.800% Senior Notes due 2033, $2.75 billion 5.950% Senior Notes due 2036, $1.0 billion 6.100% Senior Notes due 2038, $750 million 6.450% Senior Notes due 2046, and $2.0 billion 6.450% Senior Notes due 2056. The Company intends to use the net proceeds from the offering, together with the proceeds of the delayed draw term loans described above, for general corporate purposes, including to pay the cash consideration with respect to the USI Acquisition, to settle certain acquired USI debt, and to pay related fees and expenses. With the exception of the $2.0 billion 6.450% Senior Notes due 2056, the notes are subject to special mandatory redemption at 101% of their aggregate principal amount, plus accrued and unpaid interest, if any, if the USI Acquisition is not consummated by a specified date, subject to certain extensions, or upon the occurrence of certain other specified events indicating that the acquisition will not be consummated. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.
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
In December 2025, Aon Global Limited’s $750 million 3.875% Senior Notes matured and were repaid in full.
Revolving Credit Facility
As of September 30, 2026, Aon plc had one primary committed credit facility outstanding: its $3.0 billion multi-currency U.S. credit facility expiring in September 2031 (the “Revolving Credit Facility”). The Revolving Credit Facility, effective September 18, 2026, replaced Aon plc’s prior $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and $1.0 billion multi-currency U.S. credit facility expiring in October 2028.
The Revolving Credit Facility and the delayed draw term loans include customary representations, warranties, and covenants, including financial covenants that require Aon to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. Aon did not have borrowings under the revolving credit facility or the delayed draw term loans as of September 30, 2026 or December 31, 2025. Aon was in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2026 and December 31, 2025.
Commercial Paper
Aon Corporation has established a U.S. commercial paper program (the “U.S. Program”) and Aon Global Holdings plc has established a European multi-currency commercial paper program (the “European Program” and, together with the U.S. Program, the “Commercial Paper Programs”). Commercial paper may be issued in aggregate principal amounts of up to approximately $1.3 billion under the U.S. Program and €625 million ($712 million at September 30, 2026 exchange rates and $736 million at December 31, 2025 exchange rates) under the European Program, not to exceed the amount of the Company’s Revolving Credit Facility, which was $3.0 billion at September 30, 2026. The aggregate capacity of the Commercial Paper Program remains fully backed by the Company’s Revolving Credit Facility. The U.S. Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Global Holdings plc and the European Program was fully and unconditionally guaranteed by Aon plc, Aon Global Limited, Aon North America, Inc., and Aon Corporation.

The Company had no commercial paper outstanding as of September 30, 2026 and December 31, 2025.
The weighted average commercial paper outstanding and its related interest rates are as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average commercial paper outstanding	$87	$347	$160	$467
Weighted average interest rate of commercial paper outstanding	4.11%	4.02%	3.91%	4.23%
10. Income Taxes
The effective tax rate on Net income was 20.6% and 20.7% for the three and nine months ended September 30, 2026, respectively. The effective tax rate on Net income was 21.3% and 19.8% for the three and nine months ended September 30, 2025, respectively.
For the three months ended September 30, 2026, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and an unfavorable impact from discrete items. For the nine months ended September 30, 2026, the year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
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
The following table summarizes the Company’s share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased	—	0.7	3.4	2.0
Average price per share	$—	$362.00	$321.61	$371.71
Repurchase costs recorded to Retained Earnings	$—	$250	$1,100	$750
At September 30, 2026, the remaining authorized amount for share repurchases under the Repurchase Program was approximately $7.7 billion. Under the Repurchase Program, the Company has repurchased a total of 178.3 million shares for an aggregate cost of approximately $27.3 billion.

Weighted Average Ordinary Shares
Weighted average ordinary shares outstanding are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average ordinary shares outstanding	212.3	215.7	213.3	216.1
Dilutive effect of potentially issuable shares	0.7	1.0	0.8	1.2
Diluted weighted average ordinary shares outstanding	213.0	216.7	214.1	217.3
Potentially issuable shares are not included in the computation of Diluted net income per share attributable to Aon shareholders if their inclusion would be antidilutive. There were 0.1 million and 0.5 million shares excluded from the calculation for the three and nine months ended September 30, 2026, respectively. There were an insignificant number of shares excluded from the calculation for the three and nine months ended September 30, 2025.
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive loss by component, net of related tax, are as follows (in millions):

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2026	$78	$(1,225)	$(2,696)	$(3,843)
Other comprehensive income (loss) before reclassifications, net	19	(159)	(5)	(145)
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	2	111	110
Tax expense	1	—	(28)	(27)
Amounts reclassified from accumulated other comprehensive income (loss), net	(2)	2	83	83
Net current period other comprehensive income (loss)	17	(157)	78	(62)
Balance at September 30, 2026	$95	$(1,382)	$(2,618)	$(3,905)

	Change in Fair Value of Financial Instruments (1)	Foreign Currency Translation Adjustments	Postretirement Benefit Obligation (2)	Total
Balance at January 1, 2025	$74	$(2,051)	$(2,768)	$(4,745)
Other comprehensive income (loss) before reclassifications, net	10	752	(8)	754
Amounts reclassified from accumulated other comprehensive income
Amounts reclassified from accumulated other comprehensive income	(8)	—	110	102
Tax expense	2	—	(28)	(26)
Amounts reclassified from accumulated other comprehensive income, net	(6)	—	82	76
Net current period other comprehensive income (loss)	4	752	74	830
Balance at September 30, 2025	$78	$(1,299)	$(2,694)	$(3,915)
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
Subsequent Event
On October 9, 2026, Aon announced a $0.820 per share dividend payable November 13, 2026.

12. Employee Benefits
The following table provides the components of the net periodic cost recognized in the Condensed Consolidated Statements of Income for Aon’s significant U.K., U.S., and other major pension plans, which are located in the Netherlands and Canada. Service cost is reported in Compensation and benefits and all other components are reported in Other income (expense) as follows (in millions):

	Three Months Ended September 30,
	U.K.		U.S.		Other
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	37	38	23	26	11	10
Expected return on plan assets, net of administration expenses	(48)	(46)	(30)	(30)	(15)	(13)
Amortization of prior-service cost	—	1	—	—	—	—
Amortization of net actuarial loss	20	23	11	8	4	4
Net periodic cost	$9	$16	$4	$4	$—	$1

	Nine Months Ended September 30,
	U.K.		U.S.		Other
	2026	2025	2026	2025	2026	2025
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	110	114	70	77	34	29
Expected return on plan assets, net of administration expenses	(144)	(134)	(89)	(90)	(45)	(39)
Amortization of prior-service cost	2	2	—	—	—	—
Amortization of net actuarial loss	60	67	33	26	11	11
Net periodic cost	$28	$49	$14	$13	$—	$1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contributions to U.K. pension plans	$1	$1	$2	$3
Contributions to U.S. pension plans	25	23	70	67
Contributions to other major pension plans	2	2	8	10
Total contributions	$28	$26	$80	$80
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

Cash flow hedges primarily consist of foreign exchange derivatives. The Company uses foreign exchange derivatives, typically forward contracts and options, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years. These derivatives are accounted for as hedges, and changes in fair value are recorded each period in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income.
In April 2026, the Company entered into three cross-currency interest rate swap transactions with an aggregate notional amount of $1.0 billion, including two $300 million swaps with 7-year and 10-year maturities and one $400 million swap with a 5-year maturity. The Company uses cross-currency interest rate swaps to hedge a designated portion of its net investments in certain euro-denominated foreign subsidiaries against foreign exchange risk and accounts for these instruments as net investment hedges. For a net investment hedge, the change in fair value of the hedging instrument due to changes in foreign currency exchange rates is recorded in Foreign currency translation adjustments, a component of Accumulated Other Comprehensive Income, to the extent it is effective as a hedge. The Company has elected to assess hedge effectiveness through the use of the spot method based on changes in fair value attributable only to changes in spot exchange rates. The cross-currency basis spread is excluded from the hedge effectiveness assessment. The Company assessed the hedges relationships and determined that they continued to qualify for hedge accounting as of September 30, 2026. The interest rate spread component is recognized using a systematic and rational method over the life of the hedging instruments in Interest expenses. The bi-annual interest settlements recognized are classified as operating activities in the Condensed Consolidated Statements of Cash Flows. Cash flows associated with the exchange of notional principal at the maturity of the swaps will be classified as investing activities in the Condensed Consolidated Statements of Cash Flows. If the net investments are sold or substantially liquidated, the balance of the Foreign currency translation adjustments accumulated in Other comprehensive income (loss) is recognized within Net income.
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
The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Net Amount of Derivative Assets Presented in the Statements of Financial Position (1)		Net Amount of Derivative Liabilities Presented in the Statements of Financial Position (2)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Foreign exchange contracts
Accounted for as hedges
Cash flow hedges	$450	$452	$5	$19	$5	$4
Net investment hedges	1,000	—	5	—	2	—
Not accounted for as hedges (3)	584	467	1	3	1	—
Total	$2,034	$919	$11	$22	$8	$4
(1)Included within Other current assets ($6 million at September 30, 2026 and $21 million at December 31, 2025) or Other non-current assets ($5 million at September 30, 2026 and $1 million at December 31, 2025).
(2)Included within Other current liabilities ($5 million at September 30, 2026 and $3 million at December 31, 2025) or Other non-current liabilities ($3 million at September 30, 2026 and $1 million at December 31, 2025).
(3)These contracts typically are for 90-day durations and executed close to the last day of the most recent reporting month, thereby resulting in nominal fair values at the balance sheet date.

The amounts of derivative gains (losses) recognized in Other comprehensive income (loss) in the Condensed Consolidated Statements of Comprehensive Income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow hedges (1)	$35	$(9)	$27	$13
Net investment hedges (2)	—	—	2	—
Total	$35	$(9)	$29	$13
(1)Reflects $38 million settlements on cash flow hedges entered into and closed within the three months ended September 30, 2026.
(2)Amounts represent gains recognized in Other comprehensive income (loss) during the period. As of September 30, 2026, the cumulative amount of gains after taxes recognized related to net investment hedges as Foreign currency translation adjustments in Accumulated other comprehensive income (loss) was $100 million. Refer to Note 11 “Shareholders’ Equity” for additional information regarding the Company’s Accumulated other comprehensive income (loss).
The amounts of derivative gains (losses) reclassified from Accumulated other comprehensive loss (income) (“AOCI”) to the Condensed Consolidated Statements of Income are as follows (in millions):

	Classification of gains (losses) reclassified from AOCI	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Cash flow hedges	Total revenue	$—	$2	$6	$7
	Compensation and benefits	(2)	—	(4)	—
	Interest expense	—	—	1	1
Total		$(2)	$2	$3	$8
The cross-currency basis spread that was excluded from the Company’s hedge effectiveness assessment of its net investment hedge was a gain of $3 million and $5 million for the three and nine months ended September 30, 2026.
The Company estimates that approximately $1 million of pretax loss currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
During the three and nine months ended September 30, 2026, the Company recorded a gain of $2 million and a loss of $2 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges. During the three and nine months ended September 30, 2025, the Company recorded a loss of $5 million and a gain of $32 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.
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
The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in millions):

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2026
Assets
Money market funds (1)	$17,318	$—	$—	$17,318
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Cash flow hedges	$—	$21	$—	$21
Net investment hedges	$—	$5	$—	$5
Not accounted for as hedges	$—	$1	$—	$1
Liabilities
Derivatives (2)
Cash flow hedges	$—	$21	$—	$21
Net investment hedges	$—	$2	$—	$2
Not accounted for as hedges	$—	$1	$—	$1

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Assets
Money market funds (1)	$4,998	$—	$—	$4,998
Other investments
Government bonds	$—	$1	$—	$1
Derivatives (2)
Cash flow hedges	$—	$42	$—	$42
Net investment hedges	$—	$—	$—	$—
Not accounted for as hedges	$—	$3	$—	$3
Liabilities		0
Derivatives (2)
Cash flow hedges	$—	$27	$—	$27
Net investment hedges	$—	$—	$—	$—
Not accounted for as hedges	$—	$—	$—	$—
(1)Included within Fiduciary assets or Short-term investments in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.
(2)Refer to Note 13 “Derivatives and Hedging” for additional information regarding the Company’s derivatives and hedging activity.
There were no transfers of assets or liabilities between fair value hierarchy levels in the three and nine months ended September 30, 2026 or 2025. The Company recognized no realized or unrealized gains or losses in the Condensed Consolidated Statements of Income during the three and nine months ended September 30, 2026 or 2025 related to assets and liabilities measured at fair value using unobservable inputs.
The fair value of debt is classified as Level 2 of the fair value hierarchy. The following table provides the carrying value and fair value for the Company’s term debt (in millions):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Current portion of long-term debt	$1,722	$1,720	$588	$589
Long-term debt	$26,319	$24,629	$14,660	$14,158
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
Current Matters
Aon faces legal action arising out of a fatal plane crash in November 2016. Aon U.K. Limited placed an aviation civil liability reinsurance policy for the Bolivian insurer of the airline. After the crash, the insurer determined that there was no coverage under the airline’s insurance policy due to the airline’s breach of various policy conditions. In November 2018, the owner of the aircraft filed a claim in Bolivia against Aon, the airline, the insurer and the insurance broker. The claim is for $16 million plus any liability the owner has to third parties. In November 2019, a federal prosecutor in Brazil filed a public civil action naming three Aon entities as defendants, along with the airline, the insurer and the lead reinsurer. That claim seeks pecuniary damages for families affected by the crash in the sum of $300 million; or, in the alternative, $50 million; or, in the alternative, $25 million; plus “moral damages” of an equivalent sum. Separately, in March 2020, the Brazilian Federal Senate invited Aon to give evidence to a Parliamentary Commission of Inquiry in an investigation into the accident. Aon cooperated with that inquiry. In August 2020, 43 individuals (surviving passengers and estates of the deceased) filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, seeking permission to commence proceedings against Aon (and the insurer and reinsurers) for claims totaling $844 million. In December 2022, the High Court in England granted an anti-suit injunction, restricting the 43 individuals who previously filed a motion in the Circuit Court of the 11th Judicial Circuit in and for Miami Dade County, Florida, from continuing litigation in the Circuit Court of the 11th Judicial Circuit against Aon. In June 2025, the 43 individuals filed a counterclaim against Aon in the UK seeking damages. The claim is alleged to be governed in the alternative by the laws of three different jurisdictions and asserts damages in the amount of $17 million. The claim alleges that certain aspects of the damages have yet to be calculated. Aon believes that it has meritorious defenses and intends to vigorously defend itself against the remaining claims.
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
Letters of Credit
Aon has entered into a number of arrangements whereby the Company’s performance on certain obligations is guaranteed by a third party through the issuance of LOCs. The Company had total LOCs outstanding of approximately $127 million at September 30, 2026, and $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of Aon’s U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to Aon’s own E&O liability insurance program, and secure deductible retentions for Aon’s own workers compensation program. The Company has also obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.
Premium Payments
The Company has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $118 million at September 30, 2026 compared to $196 million at December 31, 2025.
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
The following tables include information about Aon’s reportable segments, including total segment revenue, total consolidated revenue, segment operating income, and income before income taxes:

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue (1)	$2,682	$2,525	$1,421	$1,475	$(2)	$(3)	$4,101	$3,997
Expenses
Compensation and benefits	1,526	1,455	727	776	22	28	2,275	2,259
Information technology	103	94	52	44	1	2	156	140
Premises	54	56	28	28	1	1	83	85
Other expenses (2)	391	335	268	295	119	67	778	697
Total operating expenses	2,074	1,940	1,075	1,143	143	98	3,292	3,181
Operating income	$608	$585	$346	$332	$(145)	$(101)	$809	$816
Operating margin	22.7%	23.2%	24.3%	22.5%			19.7%	20.4%

Non-operating income (expense)
Interest income							24	—
Interest expense							(206)	(206)
Other income (expense)							(15)	(13)
Income before income taxes							$612	$597

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue (1)	$9,190	$8,582	$4,204	$4,311	$(13)	$(12)	$13,381	$12,881
Expenses
Compensation and benefits	4,686	4,457	2,201	2,346	52	65	6,939	6,868
Information technology	305	272	149	134	8	6	462	412
Premises	163	162	83	87	3	3	249	252
Other expenses (2)	1,130	1,045	815	892	347	276	2,292	2,213
Total operating expenses	6,284	5,936	3,248	3,459	410	350	9,942	9,745
Operating income	$2,906	$2,646	$956	$852	$(423)	$(362)	$3,439	$3,136
Operating margin	31.6%	30.8%	22.7%	19.8%			25.7%	24.3%

Non-operating income (expense)
Interest income							41	5
Interest expense							(564)	(624)
Other income (expense)							(27)	33
Income before income taxes							$2,889	$2,550
(1)Includes fiduciary investment income for the three and nine months ended September 30, 2026 of $67 million and $176 million, respectively, in Risk Capital and $2 million and $6 million, respectively, in Human Capital. For the three and nine months ended September 30, 2025, includes fiduciary investment income of $72 million and $201 million, respectively, in Risk Capital and $3 million and $7 million, respectively, in Human Capital.
(2)Includes expenses related to Depreciation of fixed assets, Amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and Other general expenses.
Revenue
Reportable segment revenue includes inter-segment revenue which is eliminated as a Corporate adjustment to reconcile to the Company's Consolidated Total revenue. The following table presents inter-segment revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk Capital	$—	$—	$5	$5
Human Capital	2	3	8	7
Total	$2	$3	$13	$12
Segment Operating Expenses
The Company’s segment operating expenses are generally attributed to the function of the business. Segment expenses exclude governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment. These expenses are considered corporate expenses or eliminations.
Non-operating Income (Expense)
The Company’s non-operating income (expense) primarily consist of Interest income, Interest expense, and Other income (expense) which are not allocated to our reportable segments, as the CODM assesses performance based on operating income results. Interest income represents income earned, net of expense, on operating cash balances, including our multi-currency cash pool, and other income producing investments. Interest income does not include interest earned on funds held on behalf of clients. If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. Interest expense represents the cost of debt obligations and net interest expense on operating cash balances and other income-producing investments, if any. Other income (expense) consists of equity earnings (loss), realized gains or losses on the sale of investments, gains on the disposal of businesses, gains or losses on derivatives, and gains or losses on foreign currency remeasurement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY OF THIRD-QUARTER 2026 FINANCIAL RESULTS
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
Financial Results
The following is a summary of our third quarter of 2026 financial results.
•Revenue increased $104 million, or 3%, reflecting 6% organic revenue growth, partially offset by a 3% unfavorable impact primarily from divestitures largely due to the sales of the NFP Wealth business and Stroz Friedberg. For the first nine months of 2026, revenue increased $500 million, or 4%, compared to the prior-year period reflecting 5% organic revenue growth and a 2% favorable impact from foreign currency translation, partially offset by a 3% unfavorable impact primarily from the divestitures previously described.
◦Risk Capital revenue increased $157 million, or 6%, compared to the prior-year period. For the first nine months of 2026, Risk Capital revenue increased $608 million, or 7%, compared to the prior-year period; and
◦Human Capital revenue decreased $54 million, or 4%, compared to the prior-year period. For the first nine months of 2026, Human Capital revenue decreased $107 million, or 2%, compared to the prior-year period.
•Operating expenses increased $111 million, or 3%, compared to the prior-year period due primarily to an increase in expenses associated with 6% organic revenue growth, investments in long-term growth, and an increase in Accelerating Aon United Program expenses, partially offset by lower expenses associated with the sale of the NFP Wealth business and $20 million of net restructuring savings. For the first nine months of 2026, operating expenses increased $197 million, or 2%, compared to the prior-year period due primarily to an increase in expenses associated with 5% organic revenue growth and investments in long-term growth, as well as the unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and $70 million of net restructuring savings.
◦Risk Capital operating expenses increased $134 million, or 7%, compared to the prior-year period. For the first nine months of 2026, Risk Capital operating expenses increased $348 million, or 6%, to $6.3 billion compared to the prior-year period; and
◦Human Capital operating expenses decreased $68 million, or 6%, compared to the prior-year period. For the first nine months of 2026, Human Capital operating expenses decreased $211 million, or 6%, to $3.2 billion compared to the prior-year period.
•Operating margin decreased to 19.7% from 20.4% in the prior-year period, driven by an increase in operating expenses associated with 6% organic revenue growth, investments in long-term growth, and an increase in Accelerating Aon United program expenses, partially offset by the impact of organic revenue growth of 6% and $20 million of net restructuring savings. For the first nine months of 2026, operating margin increased to 25.7% from 24.3% in the prior-year period, driven primarily by organic revenue growth of 5% and $70 million of net restructuring savings, partially offset by an increase in operating expenses as previously described.
◦Risk Capital operating margin decreased to 22.7% from 23.2%, compared to the prior-year period. For the first nine months of 2026, Risk Capital operating margin increased to 31.6% from 30.8% compared to the prior-year period.
◦Human Capital operating margin increased to 24.3% from 22.5% compared to the prior-year period. For the first nine months of 2026, Human Capital operating margin increased to 22.7% from 19.8% compared to the prior-year period.
•Net income increased $16 million, or 3%, compared to the prior-year period, due primarily to a $24 million increase in interest income, partially offset by the factors set forth above and a $2 million increase in Other expense, as described in the Review of Consolidated Results. For the first nine months of 2026, net income increased $244 million, or 12%, compared to the prior-year period, due to the factors set forth above, partially offset by a $95 million increase in income tax expense, as described in the Review of Consolidated Results.
•Diluted earnings per share was $2.23 compared to $2.11 per share for the prior-year period. For the first nine months of 2026, Diluted earnings per share was $10.46 compared to $9.21 per share for the prior-year period.

•Cash flows provided by operating activities were $2.2 billion for the first nine months of 2026, an increase of $93 million, or 4%, from the prior-year period, as strong operating income growth offset the impact of working capital and USI-related transaction costs.
We focus on four key metrics that are not presented in accordance with U.S. GAAP that we communicate to shareholders: organic revenue growth, adjusted operating margin, adjusted diluted earnings per share and free cash flow. These non-GAAP metrics should be viewed in addition to, not instead of, the most directly comparable U.S. GAAP measures and our Condensed Consolidated Financial Statements. The following is our measure of performance against these four metrics for the third quarter of 2026:
•Organic revenue growth, a non-GAAP measure defined under the caption “Review of Consolidated Results — Organic Revenue Growth,” was 6% for the third quarter of 2026 and 5% for the first nine months of 2026, driven by net new business and ongoing strong retention.
•Adjusted operating margin, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Operating Margin,” was 27.0% for the third quarter of 2026 compared to 26.3% in the prior-year period. The increase in adjusted operating margin reflects 6% organic revenue growth and $20 million of net restructuring savings, partially offset by an increase in expenses associated with 6% organic revenue growth and investments in long-term growth. For the first nine months of 2026, adjusted operating margin was 32.1% compared to 31.3% for the prior-year period. The increase primarily reflects 5% organic revenue growth and $70 million of net restructuring savings.
◦Risk Capital adjusted operating margin increased to 26.6% compared to 26.2% in the prior-year period. For the first nine months of 2026, Risk Capital adjusted operating margin increased to 34.9% compared to 34.4% in the prior-year period.
◦Human Capital adjusted operating margin increased to 31.0% compared to 30.5% in the prior-year period. For the first nine months of 2026, Human Capital adjusted operating margin increased to 29.4% compared to 28.8% in the prior-year period.
•Adjusted diluted earnings per share, a non-GAAP measure defined under the caption “Review of Consolidated Results — Adjusted Diluted Earnings per Share,” was $3.36 per share for the third quarter of 2026, compared to $3.05 per share for the prior-year period. For the first nine months of 2026, adjusted diluted earnings per share was $13.66 per share, compared to $12.22 per share for the prior-year period.
•Free cash flow, a non-GAAP measure defined under the caption “Review of Consolidated Results — Free Cash Flow,” was $1.9 billion in the first nine months of 2026, an increase of $48 million, or 3%, from the prior-year period. The increase was driven by a $93 million increase in cash flows from operations, primarily driven by strong adjusted operating income growth which offset the impact of working capital and USI transaction costs. The increase in cash flows from operations was partially offset by a $45 million increase in capital expenditures.
Pending Acquisition of USI
On August 31, 2026, Aon entered into the Merger Agreement with USI, pursuant to which Aon will acquire USI for an aggregate estimated purchase price of approximately $17 billion in cash. USI is a leading middle-market provider of property and casualty, employee benefit, personal risk, and retirement solutions, with more than 10,500 colleagues. The Company expects to fund the acquisition with new debt, a portion of which was raised in advance of the closing date, and the remainder is expected to be raised at close of the USI Acquisition. Refer to Note 9 “Debt” for additional information. The USI Acquisition is expected to be completed in the fourth quarter of 2026, subject to satisfaction or waiver of the closing conditions set forth in the Merger Agreement, including applicable regulatory approval.

REVIEW OF CONSOLIDATED RESULTS
Summary of Results
Our consolidated results (unaudited) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Total revenue	$4,101	$3,997	$13,381	$12,881
Expenses
Compensation and benefits	2,275	2,259	6,939	6,868
Information technology	156	140	462	412
Premises	83	85	249	252
Depreciation of fixed assets	49	47	144	140
Amortization and impairment of intangible assets	175	193	501	593
Other general expense	461	425	1,366	1,244
Accelerating Aon United Program expenses	93	32	281	236
Total operating expenses	3,292	3,181	9,942	9,745
Operating income	809	816	3,439	3,136
Interest income	24	—	41	5
Interest expense	(206)	(206)	(564)	(624)
Other income (expense)	(15)	(13)	(27)	33
Income before income taxes	612	597	2,889	2,550
Income tax expense	126	127	599	504
Net income	486	470	2,290	2,046
Less: Net income attributable to redeemable and nonredeemable noncontrolling interests	10	12	51	44
Net income attributable to Aon shareholders	$476	$458	$2,239	$2,002
Diluted net income per share attributable to Aon shareholders	$2.23	$2.11	$10.46	$9.21
Weighted average ordinary shares outstanding - diluted	213.0	216.7	214.1	217.3
Our segment results (unaudited) are as follows (in millions):

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue	$2,682	$2,525	$1,421	$1,475	$(2)	$(3)	$4,101	$3,997
Expenses
Compensation and benefits	1,526	1,455	727	776	22	28	2,275	2,259
Information technology	103	94	52	44	1	2	156	140
Premises	54	56	28	28	1	1	83	85
Other expenses (2)	391	335	268	295	119	67	778	697
Total operating expenses	2,074	1,940	1,075	1,143	143	98	3,292	3,181
Operating income	$608	$585	$346	$332	$(145)	$(101)	$809	$816
Operating margin	22.7%	23.2%	24.3%	22.5%			19.7%	20.4%

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
	2026	2025	2026	2025	2026	2025	2026	2025
Revenue
Total revenue	$9,190	$8,582	$4,204	$4,311	$(13)	$(12)	$13,381	$12,881
Expenses
Compensation and benefits	4,686	4,457	2,201	2,346	52	65	6,939	6,868
Information technology	305	272	149	134	8	6	462	412
Premises	163	162	83	87	3	3	249	252
Other expenses (2)	1,130	1,045	815	892	347	276	2,292	2,213
Total operating expenses	6,284	5,936	3,248	3,459	410	350	9,942	9,745
Operating income	$2,906	$2,646	$956	$852	$(423)	$(362)	$3,439	$3,136
Operating margin	31.6%	30.8%	22.7%	19.8%			25.7%	24.3%
(1)Corporate expenses/eliminations include governance costs, post-retirement benefits, and other costs that are not directly attributable to a specific segment.
(2)Includes expenses related to depreciation of fixed assets, amortization and impairment of intangible assets, Accelerating Aon United Program expenses, and other general expenses.
Revenue
Total revenue increased $104 million, or 3%, in the third quarter of 2026, compared to the prior-year period. The increase reflects 6% organic revenue growth, driven by net new business and ongoing strong retention, partially offset by a 3% unfavorable impact primarily from divestitures largely due to the sales of the NFP Wealth business and Stroz Friedberg. Risk Capital revenue increased $157 million, or 6%, and Human Capital revenue decreased $54 million, or 4%, in the third quarter of 2026 compared to the prior-year period. For the first nine months of 2026, total revenue increased $500 million, or 4%, compared to the prior-year period. The increase reflects 5% organic revenue growth and a 2% favorable impact from foreign currency translation, partially offset by a 3% unfavorable impact primarily from the divestitures previously described. Risk Capital revenue increased $608 million, or 7%, and Human Capital revenue decreased $107 million, or 2%, for the first nine months of 2026 compared to the prior-year period.
Risk Capital
Commercial Risk Solutions revenue increased $122 million, or 6%, in the third quarter of 2026, compared to $2.0 billion in the third quarter of 2025. Organic revenue growth was 7% in the third quarter of 2026, reflecting strong growth in North America and EMEA, driven by net new business and ongoing strong retention. Net market impact was slightly positive. Within North America, performance was highlighted by strong growth in M&A services and U.S. core P&C, and growth in construction. For the first nine months of 2026, revenue increased $460 million, or 7%, compared to $6.2 billion in the first nine months of 2025. Organic revenue growth was 6% in the first nine months of 2026, reflecting strong growth in North America and EMEA. Market impact was slightly positive in the first nine months of 2026. Performance in North America was highlighted by strong growth in core P&C and double-digit growth in M&A services and construction relative to the prior-year period.
Reinsurance Solutions revenue increased $35 million, or 7%, in the third quarter of 2026, compared to $537 million in the third quarter of 2025. Organic revenue growth was 7% in the third quarter of 2026, reflecting strong growth in treaty placements, driven by net new business and strong retention, and a favorable impact from the reversal of the constraint applied against prior period revenue. Net market impact was unfavorable in the quarter. For the first nine months of 2026, revenue increased $148 million, or 6%, compared to $2.4 billion in the first nine months of 2025. Organic revenue growth was 5% in the first nine months of 2026, reflecting growth in treaty placements, driven by net new business and strong retention, and strong growth in facultative placements as well as double-digit growth in our Strategy and Technology Group. Market impact was unfavorable in the first nine months of 2026.
Human Capital
Health Solutions revenue increased $57 million, or 6%, in the third quarter of 2026, compared to the third quarter of 2025. Organic revenue growth was 6% in the third quarter of 2026, reflecting strong growth in core health and benefits, including particular strength internationally, driven by net new business and ongoing strong retention, as well as growth in Talent Solutions driven by talent analytics. Net market impact was modestly positive. For the first nine months of 2026, revenue increased $196 million, or 7%, compared to $2.7 billion in the first nine months of 2025. Organic revenue growth was 5% in the first nine months of 2026, reflecting strong growth in core health and benefits, including strength internationally, driven by net new business and ongoing strong retention.
Wealth Solutions revenue decreased $111 million, or 21%, in the third quarter of 2026, compared to $540 million in the third quarter of 2025 due primarily to the sale of the NFP Wealth business in the fourth quarter of 2025. Organic revenue growth was 4% in the third quarter of 2026, reflecting strong growth in Retirement, driven by continued demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change. For the first nine months of 2026, revenue decreased $303 million, or 19%, compared to $1.6 billion in the first nine months of 2025. The decrease was primarily driven by the unfavorable impact of divestitures, largely due to the sale of the NFP Wealth business, partially offset by 3% organic revenue growth. Organic revenue growth reflected strength in Retirement, driven by continued demand for advisory work in the UK and EMEA related to the ongoing impact of regulatory change.
Compensation and Benefits
Compensation and benefits expense increased $16 million, or 1%, in the third quarter of 2026 compared to the prior-year period, due primarily to higher expenses associated with 6% organic revenue growth and investments in long-term growth, partially offset by lower expenses from the sale of the NFP Wealth business and savings from Accelerating Aon United restructuring actions. For the first nine months of 2026, Compensation and benefits increased $71 million, or 1%, compared to the first nine months of 2025. The increase was primarily driven by expense associated with 5% organic revenue growth and investments in long-term growth, as well as an unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and savings from Accelerating Aon United restructuring actions.
Information Technology
Information technology, which represents costs associated with supporting and maintaining our infrastructure, increased $16 million, or 11%, in the third quarter of 2026 compared to the prior-year period, due primarily to Aon Business Services investments in ongoing technology initiatives. For the first nine months of 2026, Information technology increased $50 million, or 12%, compared to the first nine months of 2025. The increase was driven by Aon Business Services investments in ongoing technology initiatives.
Premises
Premises, which represents the cost of occupying offices in various locations throughout the world, decreased $2 million, or 2%, in the third quarter of 2026 compared to the prior-year period, as we continued to optimize our real estate footprint and recognize savings from Accelerating Aon United restructuring actions. For the first nine months of 2026, Premises decreased $3 million, or 1%, compared to the first nine months of 2025. The decrease was due primarily to efforts to optimize our real estate footprint and savings from Accelerating Aon United restructuring actions.
Depreciation of Fixed Assets
Depreciation of fixed assets primarily relates to software, leasehold improvements, furniture, fixtures, and equipment, computer equipment, buildings, and vehicles. Depreciation of fixed assets increased $2 million, or 4%, in the third quarter of 2026 compared to the prior-year period. For the first nine months of 2026, Depreciation of fixed assets increased $4 million, or 3%, compared to the first nine months of 2025. The increase was due to additional depreciation of new computer software related to technology initiatives.
Amortization and Impairment of Intangible Assets
Amortization and impairment of intangibles primarily relates to finite-lived customer-related and contract-based, technology, and tradename assets. Amortization and impairment of intangible assets decreased $18 million to $175 million in the third quarter of 2026 compared to the prior-year period, due primarily to the decrease in intangible assets associated with the sale of the NFP Wealth business. For the first nine months of 2026, Amortization and impairment of intangible assets decreased $92 million to $501 million, compared to the first nine months of 2025. The decrease was due primarily to the decrease in intangible assets associated with the sale of the NFP Wealth business.
Other General Expense
Other general expenses increased $36 million, or 8%, in the third quarter of 2026 due primarily to a recovery in the prior-year period associated with a legal settlement as well as USI-related transaction costs. For the first nine months of 2026, Other general expenses increased $122 million, or 10%, compared to the first nine months of 2025. The increase was due primarily to the absence of non-recurring gains and recoveries including sales of portfolios and legal settlements in the prior-year period, partially offset by lower expenses associated with the sale of the NFP Wealth business.

Accelerating Aon United Program Expenses
Accelerating Aon United Program expenses increased $61 million, or 191%, in the third quarter of 2026 due primarily to costs related to workforce optimization. For the first nine months of 2026, Accelerating Aon United Program expense increased $45 million, or 19%, compared to the first nine months of 2025, due primarily to costs related to technology initiatives and workforce optimization.
Total Operating Expenses and Operating Income
Total operating expenses increased $111 million, or 3%, in the third quarter of 2026 due primarily to an increase in expense associated with 6% organic revenue growth, investments in long-term growth, and an increase in Accelerating Aon United Program expenses, partially offset by lower expenses associated with the sale of the NFP Wealth business and $20 million of net restructuring savings. Due to the factors set forth above reflecting the increase in Total revenue of $104 million and an increase in Total operating expenses of $111 million, Total operating income decreased $7 million to $809 million in the third quarter of 2026. For the first nine months of 2026, total operating expenses increased $197 million, or 2%, due primarily to an increase in expenses associated with 5% organic revenue growth and investments in long-term growth, as well as the unfavorable impact from foreign currency translation, partially offset by lower expenses associated with the sale of the NFP Wealth business and $70 million of net restructuring savings. Due to the factors set forth above, total operating income increased $303 million to $3.4 billion for the first nine months of 2026.

Risk Capital
Total operating expenses increased $134 million, or 7%, in the third quarter of 2026. The increase was primarily due to an increase in other expenses associated with 7% organic revenue growth in both Commercial Risk Solutions and Reinsurance Solutions. Due to the factors set forth above reflecting an increase in Total revenue of $157 million and an increase in Total operating expenses of $134 million, Risk Capital operating income increased $23 million, or 4%, in the third quarter of 2026. For the first nine months of 2026, Risk Capital total operating expenses increased $348 million, or 6%. The increase was primarily due to an increase in compensation and benefits and in other expenses. The increase in compensation and benefits was due to an increase in expense associated with 6% and 5% organic revenue growth in Commercial Risk Solutions and Reinsurance Solutions, respectively, partially offset by restructuring savings. The increase in other expenses was primarily due to the absence of non-recurring gains, including sales of portfolios in the prior-year period. Due to the factors set forth above, Risk Capital operating income increased $260 million, or 10%, for the first nine months of 2026.
Human Capital
Total operating expenses decreased $68 million, or 6%, in the third quarter of 2026. The decrease was primarily due to a decrease in compensation and benefits and other expenses. The decrease in compensation and benefits was due to lower expenses associated with the sale of the NFP Wealth business, partially offset by an increase in expense associated with 6% and 4% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The decrease in other expenses was primarily due to a non-recurring recovery in the prior-year period related to legal settlements as well as lower amortization and impairment of intangible assets associated with the sale of the NFP Wealth business. Due to the factors set forth above, Human Capital operating income increased $14 million, or 4%, in the third quarter of 2026. For the first nine months of 2026, Human Capital total operating expenses decreased $211 million, or 6%. The decrease was primarily due to a decrease in both compensation and benefits and other expenses. The decrease in compensation and benefits was due to lower expenses associated with the sale of the NFP Wealth business, partially offset by an increase in expense associated with 5% and 3% organic revenue growth in Health Solutions and Wealth Solutions, respectively. The decrease in other expenses was primarily due to lower amortization and impairment of intangible assets associated with the sale of the NFP Wealth business. Due to the factors set forth above, Human Capital operating income increased $104 million, or 12%, for the first nine months of 2026.
Interest Income
Interest income represents income earned, net of expense, on operating cash balances and other income-producing investments. Interest income does not include interest earned on funds held on behalf of clients.  If interest expense on these assets exceeds interest income for the period, the net amount is reported as interest expense for both the quarterly and year-to-date periods. During the third quarter of 2026, interest income increased $24 million to $24 million compared to the prior-year period, primarily reflecting higher cash balances as a result of the net proceeds raised from debt issuance. For the first nine months of 2026, interest income increased $36 million to $41 million compared to the prior-year period, primarily reflecting higher average cash balances throughout the period as a result of proceeds from the sale of the NFP Wealth business and debt raised ahead of the USI Acquisition.

Interest Expense
Interest expense, which represents the cost of our debt obligations, was flat during the third quarter of 2026 compared to the prior-year period. Lower average debt balances during much of the quarter were offset by interest expense associated with debt issued near the end of the quarter to fund the USI Acquisition. For the first nine months of 2026, interest expense decreased $60 million to $564 million compared to the prior-year period, primarily reflecting lower average total debt throughout the period.
Other Income (Expense)
Other expense was $15 million for the third quarter of 2026 compared to other expense of $13 million for the third quarter of 2025. The increase in other expense was primarily due to the unfavorable impact of exchange rates on the remeasurement of assets and liabilities in non-functional currencies. For the first nine months of 2026, other expense was $27 million compared to other income of $33 million for the first nine months of 2025. The decrease was primarily due to the absence of deferred consideration recognized in the prior-year period related to the 2017 sale of our outsourcing business, partially offset by the favorable impact of foreign currency remeasurement of assets and liabilities in non-functional currencies and gain from the sale of the NFP Wealth business.
Income before Income Taxes
Income before income taxes for the third quarter of 2026 was $612 million, a 3% increase from $597 million compared to the prior-year period. For the first nine months of 2026, income before income taxes was $2.9 billion, a 13% increase from $2.6 billion for the first nine months of 2025.
Income Taxes
The effective tax rate on net income was 20.6% and 20.7% for the three and nine months ended September 30, 2026, respectively. The effective tax rate on net income was 21.3% and 19.8% for the three and nine months ended September 30, 2025, respectively.
For the three months ended September 30, 2026, the quarter-to-date tax rate was primarily driven by the geographical distribution of income and an unfavorable impact from discrete items. For the nine months ended September 30, 2026, the year-to-date tax rate was primarily driven by the geographical distribution of income and certain discrete items, including the favorable impact of a capital loss offset by the unfavorable impact of other discrete items.
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
Net Income Attributable to Aon Shareholders
Net income attributable to Aon shareholders for the third quarter of 2026 increased to $476 million, or $2.23 per diluted share, from $458 million, or $2.11 per diluted share, in the prior-year period. Net income attributable to Aon shareholders for the first nine months of 2026 increased to $2.2 billion, or $10.46 per diluted share, from $2.0 billion, or $9.21 per diluted share, in the prior-year period.
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

	Three Months Ended September 30,
	2026	2025	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$2,110	$1,988	6%	—%	—%	(1)%	7%
Reinsurance Solutions (4)	572	537	7	—	(1)	1	7
Human Capital Revenue:
Health Solutions	992	935	6	—	—	—	6
Wealth Solutions	429	540	(21)	—	—	(25)	4
Eliminations	(2)	(3)	N/A	N/A	N/A	N/A	N/A
Total revenue	$4,101	$3,997	3%	—%	—%	(3)%	6%

	Nine Months Ended September 30,
	2026	2025	% Change	Less: Currency Impact (1)	Less: Fiduciary Investment Income (2)	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth (3)
Risk Capital Revenue:
Commercial Risk Solutions	$6,628	$6,168	7%	2%	—%	(1)%	6%
Reinsurance Solutions (4)	2,562	2,414	6	2	—	(1)	5
Human Capital Revenue:
Health Solutions	2,929	2,733	7	2	—	—	5
Wealth Solutions	1,275	1,578	(19)	1	—	(23)	3
Eliminations	(13)	(12)	N/A	N/A	N/A	N/A	N/A
Total revenue	$13,381	$12,881	4%	2%	—%	(3)%	5%
(1)Currency impact represents the effect on prior-year period results if they were translated at current period foreign exchange rates.
(2)Fiduciary investment income for the three months ended September 30, 2026 and 2025 was $69 million and $75 million, respectively. Fiduciary investment income for the nine months ended September 30, 2026 and 2025 was $182 million and $208 million, respectively.
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
(4)Reinsurance Solutions revenue for the three and nine months ended September 30, 2026 includes $24 million of revenue resulting from the reversal of previously constrained revenue.

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
A reconciliation of reported operating income and reported operating margin to adjusted operating income and adjusted operating margin is as follows (in millions, except percentages):

	Three Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025	% Change
Revenue	$2,682	$2,525	$1,421	$1,475	$(2)	$(3)	$4,101	$3,997	3%

Operating income	$608	$585	$346	$332	$(145)	$(101)	$809	$816	(1)%
Amortization and impairment of intangible assets	90	89	85	104	—	—	175	193
Change in the fair value of contingent consideration	(3)	10	7	13	—	—	4	23
Accelerating Aon United Program expenses (2)	18	(3)	2	(1)	73	36	93	32
Legal settlements (3)	—	(23)	—	—	—	—	—	(23)
Transaction and integration costs (4) (5)	—	3	—	2	25	5	25	10
Adjusted operating income	$713	$661	$440	$450	$(47)	$(60)	$1,106	$1,051	5%
Operating margin	22.7%	23.2%	24.3%	22.5%			19.7%	20.4%	(70) bps
Adjusted operating margin	26.6%	26.2%	31.0%	30.5%			27.0%	26.3%	70 bps

	Nine Months Ended September 30,
	Risk Capital		Human Capital		Corporate/Eliminations (1)		Total Consolidated
(millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025	% Change
Revenue	$9,190	$8,582	$4,204	$4,311	$(13)	$(12)	$13,381	$12,881	4%

Operating income	$2,906	$2,646	$956	$852	$(423)	$(362)	$3,439	$3,136	10%
Amortization and impairment of intangible assets	251	259	250	334	—	—	501	593
Change in the fair value of contingent consideration	(5)	7	13	23	—	—	8	30
Accelerating Aon United Program expenses (2)	51	48	6	9	224	179	281	236
Legal settlements (3)	—	(23)	—	—	—	—	—	(23)
Transaction and integration costs (4) (5)	8	17	12	23	50	26	70	66
Adjusted operating income	$3,211	$2,954	$1,237	$1,241	$(149)	$(157)	$4,299	$4,038	6%
Operating margin	31.6%	30.8%	22.7%	19.8%			25.7%	24.3%	140 bps
Adjusted operating margin	34.9%	34.4%	29.4%	28.8%			32.1%	31.3%	80 bps
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
(4)The NFP transaction resulted in certain integration costs associated with colleague severance, retention bonus awards, termination of redundant third-party agreements, costs associated with legal entity rationalization, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of NFP information technology environment and security protocols. Integration costs related to the NFP acquisition were substantially completed at June 30, 2026.
(5)In the third quarter of 2026, the Company entered into a definitive agreement to acquire USI. As part of the acquisition, Aon incurred $25 million of transaction costs in the three months ended September 30, 2026. Transaction costs include advisory, legal, tax, and other professional or consulting fees required to complete the acquisition. The USI Acquisition also will result in certain integration costs associated with colleague severance, termination of redundant third-party agreements, cash retention awards, and professional or consulting fees related to alignment of management processes and controls, as well as costs associated with the assessment of USI information technology environment and security protocols.
Risk Capital adjusted operating income increased $52 million, or 8%, in the third quarter of 2026. The increase was primarily due to organic revenue growth of 7% in both Commercial Risk Solutions and Reinsurance Solutions, partially offset by increased expenses and investments in long-term growth. Human Capital adjusted operating income decreased $10 million, or 2%, in the third quarter of 2026. The decrease was primarily due to an increase in expenses associated with organic revenue growth and the sale of the NFP Wealth business, partially offset by organic revenue growth of 6% and 4% in Health Solutions and Wealth Solutions, respectively. For the first nine months of 2026, Risk Capital adjusted operating income increased $257 million, or 9%. The increase was primarily due to organic revenue growth of 6% in Commercial Risk Solutions and 5% in Reinsurance Solutions and a favorable impact from foreign currency translation, partially offset by increased expenses and investments in long-term growth. Human Capital adjusted operating income decreased $4 million, or less than 1%, for the first nine months of 2026. The decrease was primarily due to the sale of the NFP Wealth business and increased expenses and investments in long-term growth, partially offset by organic revenue growth of 5% in Health Solutions and 3% in Wealth Solutions and a favorable impact from foreign currency translation.
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
A reconciliation of this non-GAAP measure to reported diluted earnings per share is as follows (in millions, except per share data and percentages):

	Three Months Ended September 30, 2026
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$809	$297	$1,106
Interest income	24	—	24
Interest expense	(206)	—	(206)
Other income (expense)	(15)	—	(15)
Income before income taxes	612	297	909
Income tax expense (1)	126	58	184
Net income	486	239	725
Less: Net income attributable to noncontrolling interests	10	—	10
Net income attributable to Aon shareholders	$476	$239	$715

Diluted net income per share attributable to Aon shareholders	$2.23	$1.13	$3.36
Weighted average ordinary shares outstanding - diluted	213.0	—	213.0
Effective tax rates (1)	20.6%		20.2%

	Three Months Ended September 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$816	$235	$1,051
Interest income	—	—	—
Interest expense	(206)	—	(206)
Other income (expense)	(13)	—	(13)
Income before income taxes	597	235	832
Income tax expense (1)	127	33	160
Net income	470	202	672
Less: Net income attributable to noncontrolling interests	12	—	12
Net income attributable to Aon shareholders	$458	$202	$660

Diluted net income per share attributable to Aon shareholders	$2.11	$0.94	$3.05
Weighted average ordinary shares outstanding - diluted	216.7	—	216.7
Effective tax rates (1)	21.3%		19.2%

	Nine Months Ended September 30, 2026
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,439	$860	$4,299
Interest income	41	—	41
Interest expense	(564)	—	(564)
Other income (expense) (2)	(27)	(20)	(47)
Income before income taxes	2,889	840	3,729
Income tax expense (1)	599	155	754
Net income	2,290	685	2,975
Less: Net income attributable to noncontrolling interests	51	—	51
Net income attributable to Aon shareholders	$2,239	$685	$2,924

Diluted net income per share attributable to Aon shareholders	$10.46	$3.20	$13.66
Weighted average ordinary shares outstanding - diluted	214.1	—	214.1
Effective tax rates (1)	20.7%		20.2%

	Nine Months Ended September 30, 2025
	U.S. GAAP	Adjustments	Non-GAAP Adjusted
Operating income	$3,136	$902	$4,038
Interest income	5	—	5
Interest expense	(624)	—	(624)
Other income (expense) (2)	33	(108)	(75)
Income before income taxes	2,550	794	3,344
Income tax expense (1)	504	141	645
Net income	2,046	653	2,699
Less: Net income attributable to noncontrolling interests	44	—	44
Net income attributable to Aon shareholders	$2,002	$653	$2,655

Diluted net income per share attributable to Aon shareholders	$9.21	$3.01	$12.22
Weighted average ordinary shares outstanding - diluted	217.3	—	217.3
Effective tax rates (1)	19.8%		19.3%
(1)Adjusted items are generally taxed at the estimated annual effective tax rate, except for the applicable tax impact associated with Accelerating Aon United Program expenses, deferred consideration from a prior year sale of business, certain integration costs related to the acquisition of NFP, additional gain from the disposal of the NFP Wealth business, changes in the fair value of contingent consideration, certain legal settlements, and certain transaction costs related to the definitive agreement to acquire USI, which are adjusted at the related jurisdictional rate. The tax adjustment also excludes interest accruals for income tax reserves related to the termination fee payment made in connection with the Company’s terminated proposed combination with Willis Towers Watson
(2)During the nine months ended September 30, 2026, Aon recognized a $20 million gain related to the prior-year sale of a significant majority of NFP's Wealth business, all of which was recognized in the first quarter of 2026. During the nine months ended September 30, 2025, a gain of $108 million was recognized, which was all recognized in the first six months of 2025. These gains related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior-year period and were excluded from Adjusted other income (expense).

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

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$2,177	$2,084
Capital expenditures	(234)	(189)
Free cash flow	$1,943	$1,895
The increase in free cash flow was driven by a $93 million increase in cash flows from operations, primarily driven by strong adjusted operating income growth which offset the impact of working capital and USI transaction costs. The increase in cash flows from operations was partially offset by a $45 million increase in capital expenditures.

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
Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.38 on net income per diluted share during the three and nine months ended September 30, 2026, respectively, if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.01 and an unfavorable impact of $0.12 on net income per diluted share during the three and nine months ended September 30, 2025, respectively, if 2025 results were translated at 2026 rates.
Currency fluctuations had a favorable impact of $0.02 and a favorable impact of $0.40 on adjusted diluted earnings per share during the three and nine months ended September 30, 2026, respectively, if prior-year period results were translated at current period foreign exchange rates. Currency fluctuations had a favorable impact of $0.02 and an unfavorable impact of $0.11 on adjusted diluted earnings per share during the three and nine months ended September 30, 2025, respectively, if 2025 results were translated at 2026 rates. These translations are performed for comparative and illustrative purposes only and do not impact the accounting policies or practices for amounts included in our Condensed Consolidated Financial Statements.
LIQUIDITY AND FINANCIAL CONDITION
Liquidity
Executive Summary
We believe that our balance sheet and strong cash flow provide us with adequate liquidity. Our primary sources of liquidity in the near-term include cash flows provided by operations, available cash reserves, and divestiture proceeds; primary sources of liquidity in the long-term include cash flows provided by operations, debt capacity available under our revolving credit facility, and capital markets. Our primary uses of liquidity are operating expenses and investments, capital expenditures, acquisitions, share repurchases, pension obligations, shareholder dividends, Accelerating Aon United Program cash charges and certain transaction costs, integration costs, and other charges related to the definitive agreement to acquire USI. We believe that cash flows from operations, available credit facility, available cash reserves, and the capital markets will be sufficient to meet our liquidity needs, including cash requirements to close the USI Acquisition, principal and interest payments on debt obligations, capital expenditures, pension contributions, and anticipated working capital requirements in the next twelve months and over the long-term.
Cash and cash equivalents on our balance sheet includes funds available for general corporate purposes, as well as amounts restricted as to their use. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in our Condensed Consolidated Statements of Financial Position, with a corresponding amount in Fiduciary liabilities.
In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriters. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of funds held on behalf of clients and liabilities can fluctuate significantly depending on when we collect the premiums, claims, and refunds, make payments to underwriters and insureds, and collect funds from clients and make payments on their behalf, and upon the impact of foreign currency movements. Funds held on behalf of clients, because of their nature, are generally invested in highly liquid securities with highly rated, credit-worthy financial institutions. Fiduciary assets include funds held on behalf of clients of $8.5 billion and $7.4 billion at September 30, 2026 and December 31, 2025, respectively, and fiduciary receivables of $10.4 billion and $10.5 billion at September 30, 2026 and December 31, 2025, respectively. While we earn investment income on the funds held in cash and money market funds, the funds cannot be used for general corporate purposes.
We maintain a multi-currency cash pool with a third-party bank in which various Aon entities participate. Individual Aon entities are permitted to overdraw on their individual accounts provided the overall global balance does not fall below zero. At September 30, 2026, cash balances of one or more non-U.S. entities may have been negative; however, the overall balance was positive. Entities with a negative cash pool position incur interest expense, while those with a positive position earn interest income. Interest rates are determined by local market conditions and vary by currency. For the period, if interest expense on negative cash pool balances exceeds interest income associated with positive cash pool balances, as well as other income producing assets, the net amount is reported as interest expense for both the quarterly and year-to-date periods.
The following table summarizes our Cash and cash equivalents, Short-term investments, and Fiduciary assets as of September 30, 2026 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits, or time deposits	$2,017	$—	$4,435	$6,452
Money market funds	—	13,299	4,019	17,318
Cash, Short-term investments, and funds held on behalf of clients	2,017	13,299	8,454	23,770
Fiduciary receivables	—	—	10,436	10,436
Total	$2,017	$13,299	$18,890	$34,206
Cash and cash equivalents and funds held on behalf of clients, including cash and cash equivalents and funds held on behalf of clients classified as held for sale, had a net increase of $1.9 billion for the nine months ended September 30, 2026 compared to a net increase of $1.2 billion for the nine months ended September 30, 2025. A summary of our cash flows provided by and used for operating, investing, and financing activities is as follows (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$2,177	$2,084
Cash used for investing activities	(12,218)	(362)
Cash provided by (used for) financing activities	12,046	(1,141)
Effect of exchange rates on cash and cash equivalents and funds held on behalf of clients	(107)	606
Net increase in cash and cash equivalents and funds held on behalf of clients	$1,898	$1,187
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2026 was $2.2 billion, an increase of $93 million compared to $2.1 billion of Cash flows provided by operating activities in the prior-year period. This amount represents Net income reported, generally adjusted for gains from sales of businesses, losses from sales of businesses, share-based compensation expense, depreciation expense, amortization and impairments, and other non-cash income and expenses, including pension settlement charges. Adjustments also include changes in working capital that relate primarily to the timing of payments of accounts payable and accrued liabilities, collection of receivables, payments for Accelerating Aon United Program expenses and USI-related transaction costs.
Pension Contributions
Pension contributions were $80 million for the nine months ended September 30, 2026 and 2025. For the remainder of 2026, we expect to contribute approximately $13 million in cash to our pension plans, including contributions to non-U.S. pension plans, which are subject to changes in foreign exchange rates.
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
The changes in the Company’s liabilities for the Program as of September 30, 2026 are as follows (in millions):

	Technology and other	Workforce optimization	Asset impairments	Total
Liability Balance as of December 31, 2025	$39	$108	$—	$147
Charges	181	96	4	281
Cash payments	(150)	(85)	—	(235)
Foreign currency translation and other	—	(2)	—	(2)
Non-cash charges (1)	(5)	5	(4)	(4)
Liability balance as of September 30, 2026	$65	$122	$—	$187
Total costs incurred from inception to date	$516	$551	$103	$1,170
(1) Charges reflect changes in accruals made in the current period.
The Program is currently expected to result in cumulative costs of $1.3 billion, consisting of approximately $1.2 billion of cash charges and approximately $0.1 billion of non-cash charges. Over the life of the program, our Risk Capital segment is expected to incur approximately $325 million of charges, while our Human Capital segment is expected to incur approximately $80 million of charges, with the remaining charges relating to corporate expenses. The Program is estimated to generate annualized expense savings of approximately $450 million by the end of 2027, largely benefiting Compensation and benefits, Information technology, and Premises on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2026, total Program costs incurred were $93 million and $281 million, respectively. In the final months of the Program there may be changes to expected timing, estimates of expected costs and related savings. The Company realized an additional $20 million and $70 million of expense savings in the first three and nine months of 2026, respectively, from Program actions, resulting in $340 million of cumulative, annualized expense savings since the beginning of the Program, the majority of which were recognized within Compensation and benefits on the Condensed Consolidated Statements of Income.
Investing Activities
Cash flows used for investing activities were $12.2 billion during the nine months ended September 30, 2026, an increase of $11.9 billion compared to $362 million of Cash flows used for investing activities in the prior-year period, due primarily to net purchases of short-term investments of $11.7 billion made with the net proceeds from the senior notes issued in September 2026. Generally, the primary drivers of cash flows used for investing activities are acquisition of businesses, purchases of short-term investments, capital expenditures, and payments for investments, including derivatives. Generally, the primary drivers of cash flows provided by investing activities are sales of businesses, including collection of deferred consideration in connection with prior year business divestitures, sales of short-term investments, and proceeds from investments, including the settlement of derivatives. The gains and losses corresponding to cash flows provided by proceeds from investments and used for payments for investments are primarily recognized in Other income (expense) in our Condensed Consolidated Statements of Income.
Short-term Investments
Short-term investments increased $11.7 billion to $13.3 billion at September 30, 2026 compared to December 31, 2025, reflecting net proceeds from the senior notes issued in September 2026. The majority of our investments carried at fair value are money market funds. These money market funds are held throughout the world with various financial institutions. We are not aware of any market liquidity issues that would materially impact the fair value of these investments.
Acquisitions and Dispositions of Businesses
Total acquisitions completed by the Company for the three and nine months ended September 30, 2026 and 2025 were as follows. Acquisitions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk Capital	1	1	7	8
Human Capital	—	4	2	6
Total	1	5	9	14

During the first nine months of 2026, cash consideration, net of cash and funds held on behalf of clients acquired, was $327 million, primarily related to current year acquisitions. During the first nine months of 2025, cash consideration, net of cash and funds held on behalf of clients acquired, was $276 million, which relates to acquisitions completed in 2025.
There were no dispositions completed by the Company for the three and nine months ended September 30, 2026. Total dispositions completed by the Company for the three and nine months ended September 30, 2025 are set forth in the table below. Dispositions that impact multiple segments are categorized by the segment primarily impacted.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Risk Capital	1	1
Human Capital	1	2
Total	2	3
There was $22 million of cash received during the first nine months of 2026 related to dispositions completed in prior periods, which primarily relates to the disposition of the NFP Wealth business and revisions to the final closing statement.
There was $112 million of cash received during the first nine months of 2025, primarily related to deferred consideration from the affiliates of The Blackstone Group L.P. and the other designated purchasers related to a divestiture completed in a prior year period.
Capital Expenditures
Our additions to fixed assets including capitalized software, amounted to $234 million and $189 million for the nine months ended September 30, 2026 and 2025, respectively, which primarily relate to new build out and the refurbishing of office facilities, software development costs, and computer equipment purchases. In the current period, we continue to support certain technology projects to drive long-term growth and real estate projects, including projects related to our AAU restructuring program.
Financing Activities
Cash flows provided by financing activities were $12.0 billion during the nine months ended September 30, 2026 compared to $1.1 billion of Cash flows used for financing activities in the prior-year period. Generally, the primary drivers of cash flow provided by financing activities are issuances of debt, changes in net fiduciary liabilities, and proceeds from issuance of shares. Generally, the primary drivers of cash flows used for financing activities are repayments of debt, share repurchases, cash paid for employee taxes on withholding shares, dividends paid to shareholders, transactions with noncontrolling interests, and other financing activities, such as payments for deferred consideration in connection with prior year business acquisitions and payments of debt issuance costs.
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
The following table summarizes our share repurchase activity (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares repurchased	—	0.7	3.4	2.0
Average price per share	$—	$362.00	$321.61	$371.71
Repurchase costs recorded to Retained Earnings	$—	$250	$1,100	$750
At September 30, 2026, the remaining authorized amount for share repurchase under the Repurchase Program was approximately $7.7 billion. Under the Repurchase Program, the Company has repurchased a total of approximately 178 million shares for an aggregate cost of approximately $27.3 billion. For further information regarding the Repurchase Program, see Part II, Item 2 of this report.

Borrowings
Total debt at September 30, 2026 was $28.0 billion, an increase of $12.8 billion compared to December 31, 2025. Further, commercial paper activity during the three and nine months ended September 30, 2026 and 2025 is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total issuances (1)	$225	$1,079	$3,432	$4,523
Total repayments	(525)	(1,183)	(3,435)	(4,147)
Net issuances (repayments)	$(300)	$(104)	$(3)	$376
(1)The proceeds of the commercial paper issuances are generally used for short-term working capital needs.
On September 18, 2026, Aon North America, Inc. entered into a credit agreement in which lenders committed to provide unsecured delayed draw term loan facilities in an aggregate principal amount of $4.0 billion, consisting of a $2.0 billion term loan facility maturing two years after the closing date of the USI Acquisition and a $2.0 billion term loan facility maturing three years after the closing date of the USI Acquisition. The Company intends to use the net proceeds, together with the proceeds of the notes issued on September 17, 2026 described below, for general corporate purposes, including to pay the cash consideration with respect to the USI Acquisition, to settle certain acquired USI debt, and to pay related fees and expenses. The borrowings must be made in a single drawing on the closing date of the acquisition, and can be prepaid at any time without penalty or premium.
On September 17, 2026, Aon North America, Inc. and Aon Global Holdings plc co-issued $13.5 billion in aggregate principal of Senior Notes which included $2.0 billion 5.350% Senior Notes due 2029, $3.0 billion 5.625% Senior Notes due 2031, $2.0 billion 5.800% Senior Notes due 2033, $2.75 billion 5.950% Senior Notes due 2036, $1.0 billion 6.100% Senior Notes due 2038, $750 million 6.450% Senior Notes due 2046, and $2.0 billion 6.450% Senior Notes due 2056. The Company intends to use the net proceeds from the offering, together with the proceeds of the delayed draw term loans described above, to pay the cash consideration with respect to the USI Acquisition, settle certain acquired USI debt, and to pay related fees and expenses. With the exception of the $2.0 billion 6.450% Senior Notes due 2056, the notes are subject to special mandatory redemption at 101% of their aggregate principal amount, plus accrued and unpaid interest, if any, if the USI Acquisition is not consummated by a specified date, subject to certain extensions, or upon the occurrence of certain other specified events indicating that the acquisition will not be consummated. Refer to Note 7 “Acquisitions and Dispositions of Businesses” for additional information.
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

Other Liquidity Matters
Distributable Profits
We are required under Irish law to have available “distributable profits” to make share repurchases or pay dividends to shareholders. Distributable profits are created through the earnings of the Irish parent company and, among other methods, through intercompany dividends or a reduction in share capital approved by the High Court of Ireland. Distributable profits are not linked to a U.S. GAAP reported amount (e.g., Retained earnings (Accumulated deficit)). As of September 30, 2026 and December 31, 2025, we had distributable profits in excess of $29.1 billion and $30.1 billion, respectively. We believe that we will have sufficient distributable profits for the foreseeable future.
Revolving Credit Facility
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
As of September 30, 2026, Aon plc had one revolving credit facility outstanding: its $3.0 billion multi-currency U.S. credit facility expiring in September 2031. The Revolving Credit Facility, effective September 18, 2026, replaced Aon plc’s prior $1.0 billion multi-currency U.S. credit facility expiring in September 2027 and $1.0 billion multi-currency U.S. credit facility expiring in October 2028.
The Revolving Credit Facility and the delayed draw term loans include customary representations, warranties, and covenants, including financial covenants that require us to maintain specified ratios of adjusted consolidated EBITDA to consolidated interest expense and consolidated debt to adjusted consolidated EBITDA, in each case, tested quarterly. We did not have borrowings under the revolving credit facility or the delayed draw term loans as of September 30, 2026 and December 31, 2025, respectively. Additionally, we are in compliance with the financial covenants and all other covenants contained therein during the rolling 12 months ended September 30, 2026 and December 31, 2025, respectively.
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
Rating Agency Ratings
The major rating agencies’ ratings of our debt at October 28, 2026 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	A-	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Watch Negative
In the third quarter of 2026, S&P’s Global Ratings changed our ‘A-’ outlook to Negative, as compared to a Stable outlook, Moody’s Investor Services changed our ‘Baa2’ outlook to Stable, as compared to a Positive outlook, and Fitch, Inc. placed our ‘BBB+’ rating on Watch Negative, as compared to a Stable outlook, in each case at February 13, 2026 as reported in our Annual Report on Form 10-K for the year ended December 31, 2025.
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total LOCs outstanding of approximately $127 million at September 30, 2026, compared to $124 million at December 31, 2025. These LOCs cover the beneficiaries related to certain of our U.S. and Canadian secure non-qualified pension plan schemes, reinsurance obligations related to our own E&O liability insurance program, and secure deductible retentions for our own workers’ compensation program. We also have obtained LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.
We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $118 million at September 30, 2026, compared to $196 million at December 31, 2025.
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

All co-issued and outstanding debt securities by Aon Corporation and Aon Global Holdings plc are guaranteed by Aon plc, Aon North America, Inc., and Aon Global Limited and include the following (collectively, the “Aon Corporation and Aon Global Holdings plc Co-Issued Notes”):

Co-Issued Notes - Aon Corporation and Aon Global Holdings plc
2.850% Senior Notes due May 2027
2.050% Senior Notes due August 2031
2.600% Senior Notes due December 2031
5.000% Senior Notes due September 2032
5.350% Senior Notes due February 2033
2.900% Senior Notes due August 2051
3.900% Senior Notes due February 2052
All guarantees of Aon plc, Aon Global Limited, and Aon North America, Inc. of the Aon Corporation and Aon Global Holdings plc Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon Corporation and Aon Global Holdings plc. There are no subsidiaries other than those listed above that guarantee the Aon Corporation and Aon Global Holdings plc Co-Issued Notes.
All co-issued and outstanding debt securities by Aon North America, Inc. and Aon Global Holdings plc are guaranteed by Aon plc, Aon Corporation, and Aon Global Limited and including the following (collectively, the “Aon North America, Inc. and Aon Global Holdings plc Co-Issued Notes”):

Co-Issued Notes - Aon North America, Inc. and Aon Global Holdings plc
5.350% Senior Notes due September 2029
5.625% Senior Notes due September 2031
5.800% Senior Notes due September 2033
5.950% Senior Notes due September 2036
6.100% Senior Notes due September 2038
6.450% Senior Notes due September 2046
6.450% Senior Notes due September 2056
All guarantees of Aon plc, Aon Corporation, and Aon Global Limited of the Aon North America, Inc. and Aon Global Holdings plc Co-Issued Notes are joint and several as well as full and unconditional. Senior Notes rank pari passu in right of payment with all other present and future unsecured debt which is not expressed to be subordinate or junior in rank to any other unsecured debt of Aon North America, Inc. and Aon Global Holdings plc. There are no subsidiaries other than those listed above that guarantee the Aon North America, Inc. and Aon Global Holdings plc Co-Issued Notes.
Aon Corporation, Aon North America, Inc., Aon Global Limited, and Aon Global Holdings plc are indirect wholly owned subsidiaries of Aon plc. Aon plc, Aon Global Limited, Aon Global Holdings plc, Aon North America, Inc., and Aon Corporation together comprise the “Obligor group”. The following tables set forth summarized financial information for the Obligor group for the year ended December 31, 2025 and for the period ended September 30, 2026.
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

Obligor Group
Summarized Statement of Income Information
Nine Months Ended
(millions)	September 30, 2026
Revenue	$—
Operating loss	$(75)
Loss from non-guarantor subsidiaries before income taxes	$(617)
Net loss	$(1,194)
Net loss attributable to Aon shareholders	$(1,194)

	Obligor Group
	Summarized Statement of Financial Position Information
	As of	As of
(millions)	September 30, 2026	December 31, 2025
Receivables due from non-guarantor subsidiaries	$6,542	$1,617
Other current assets	13,803	1,453
Total current assets	$20,345	$3,070

Non-current receivables due from non-guarantor subsidiaries	$1,062	$261
Other non-current assets	1,672	1,417
Total non-current assets	$2,734	$1,678

Payables to non-guarantor subsidiaries	$15,067	$8,771
Other current liabilities	4,440	5,939
Total current liabilities	$19,507	$14,710

Non-current payables to non-guarantor subsidiaries	$4,616	$5,230
Other non-current liabilities	27,789	16,081
Total non-current liabilities	$32,405	$21,311
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
We also use forward and option contracts to economically hedge foreign exchange risk associated with monetary balance sheet exposures, such as intercompany notes and current assets and liabilities that are denominated in a non-functional currency and are subject to remeasurement. In addition, we use cross currency interest rate swaps to hedge cumulative translation exposure associated with our net investments in certain non-USD functional subsidiaries. These cross currency interest rate swaps have maturities ranging from 5 to 10 years.
The translated value of revenues and expenses from our international brokerage operations are subject to fluctuations in foreign exchange rates. A strengthening U.S. dollar has an adverse impact on our Net income attributable to shareholders, which are reported in U.S. dollars in our Condensed Consolidated Financial Statements. If we were to hypothetically translate prior year results at current quarter exchange rates, diluted earnings per share would have a favorable $0.02 comparable impact and a favorable $0.38 comparable impact during the three and nine months ended September 30, 2026, respectively. Further, adjusted diluted earnings per share, a non-GAAP measure as defined and reconciled under the caption “Review of Consolidated Results — Adjusted Diluted Earnings Per Share,” would have a favorable $0.02 comparable impact and a favorable $0.40 comparable impact during the three and nine months ended September 30, 2026, respectively, if we were to hypothetically translate prior year results at current quarter exchange rates.
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
Item 4.   Controls and Procedures
Evaluation of disclosure controls and procedures. We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level such that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information
Item 1. Legal Proceedings
See Note 15 “Claims, Lawsuits, and Other Contingencies” to our Financial Statements contained in Part I, Item 1 of this report, which is incorporated by reference herein.
Item 1A. Risk Factors
The risk factors set forth in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in “Information Concerning Forward-Looking Statements” elsewhere in this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Risks Related to the USI Acquisition
The completion of the USI Acquisition is subject to a number of conditions, and if these conditions are not satisfied or waived on a timely basis, the USI Acquisition may not be completed.
The completion of the USI Acquisition is subject to the satisfaction or waiver of a number of conditions as set forth in the Merger Agreement, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). There can be no assurance that the expiration or termination of the applicable waiting period under the HSR Act or the other conditions to the obligations of the parties to effect the USI Acquisition will be satisfied or waived. In particular, foreign, federal, state or local governmental or regulatory authorities and, in certain instances, private parties may seek to challenge the USI Acquisition and/or impose conditions on Aon or USI as a condition to completion of the USI Acquisition under applicable antitrust or other laws. In addition, there can be no assurance that any consents, clearances or approvals necessary or advisable to be obtained in connection with the USI Acquisition will be obtained in a timely manner or at all, or whether they will be subject to actions, conditions, limitations or restrictions that may jeopardize or delay the completion of the USI Acquisition, materially reduce or delay the anticipated benefits of the USI Acquisition or allow the parties to terminate the Merger Agreement. If we are required to divest assets or businesses related to USI, there can be no assurance that it will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. If the USI Acquisition, or the integration of the companies’ respective businesses, is not completed within the expected time frame, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the USI Acquisition and could result in additional costs or liabilities, loss of revenue and other adverse effects on our business, financial condition and results of operations.
Failure to complete the USI Acquisition could have an adverse effect on Aon.
If the USI Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the potential benefits of completing the USI Acquisition, we will be subject to a number of risks, including the following:
•we will be required to pay certain costs and expenses relating to the USI Acquisition;
•we may experience negative reactions from the financial markets, including negative impacts on the market price of our securities;
•the manner in which clients, vendors, business partners and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for new business or to obtain renewals in the marketplace;
•matters relating to the USI Acquisition (including integration planning) may require substantial commitments of time and resources by management, which could otherwise have been devoted to other opportunities that may have been beneficial to us; and
•we could be subject to litigation related to any failure to close the USI Acquisition or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.
If the USI Acquisition does not close, these risks may materialize and may adversely affect our business, financial results and the market price of our securities.

Aon and USI are subject to various uncertainties, including contractual restrictions and requirements, while the USI Acquisition is pending that could adversely affect their businesses, financial condition and results of operations.
During the pendency of the USI Acquisition, it is possible that customers, suppliers, commercial partners and/or other persons with whom we or USI have a business relationship may elect to delay or defer certain business decisions or decide to seek to terminate, change or renegotiate their relationships with us or USI, as the case may be, as a result of the USI Acquisition, which could significantly reduce the expected benefits of the USI Acquisition and/or negatively affect our or USI’s revenues, earnings and cash flows, USI’s future plans and the market price of our securities, regardless of whether the USI Acquisition is completed. Matters relating to the USI Acquisition (including integration planning) have and will continue to require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us. We have incurred significant costs related to the USI Acquisition and associated debt financing, some of which must be paid even if the USI Acquisition is not completed. These costs are substantial and include financial advisory, legal and accounting costs. Each of these risks may be exacerbated by delays or other adverse developments with respect to the completion of the USI Acquisition.
We may not be able to integrate USI successfully or manage the combined business effectively, and many of the anticipated synergies and other benefits of the USI Acquisition may not be realized or may not be realized within the expected time frame.
We and USI entered into the Merger Agreement with the expectation that the USI Acquisition would result in various benefits, including, among other things, operating efficiencies, synergies and cost savings. Achieving the anticipated benefits of the USI Acquisition is subject to a number of uncertainties, including whether the businesses and cultures of Aon and USI can be integrated in an efficient and effective manner.
It is possible that the integration process could take longer than anticipated or that the management of the combined organizations and achievement of anticipated synergies could be more difficult than expected. The integration of USI into the Aon organization could also result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the USI Acquisition. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the USI Acquisition will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could adversely affect our future businesses, financial condition, results of operations and prospects.
We will incur significant transaction and integration-related costs in connection with the USI Acquisition, which could adversely affect our ability to execute our integration plan and achieve the anticipated benefits of the USI Acquisition.
We expect to incur a number costs associated with the USI Acquisition, combining the organizations and achieving anticipated synergies. These costs will be significant and additional unanticipated costs may also be incurred in connection with the USI Acquisition and combination of the organizations. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses of Aon and USI, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all.
The global effective tax rate that will apply to Aon subsequent to the USI Acquisition is uncertain and may vary from expectations.
No assurances can be given as to what our global effective tax rate will be after the closing of the USI Acquisition because of, among other things, uncertainty regarding the global mix of income following closing, uncertainty regarding the ability, costs and time necessary to integrate USI’s business operations and entities, uncertainty regarding complex tax rules in the U.S. and the application of those rules to us following closing, and uncertainty with respect to Ireland’s Pillar Two tax regime which will apply to the combined income and taxes of Aon and USI following closing. As a result, our actual global effective tax rate may vary from expectations following the USI Acquisition and that variance may be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following information relates to the purchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
7/1/2026 - 7/31/2026	—	$—	—	$7,717,283,647
8/1/2026 - 8/31/2026	—	$—	—	$7,717,283,647
9/1/2026 - 9/30/2026	—	$—	—	$7,717,283,647
Total	—	$—	—	$7,717,283,647
(1)Does not include commissions paid to repurchase shares.
(2)The Repurchase Program was established in April 2012 with $5.0 billion in authorized repurchases, and was increased by $5.0 billion in authorized repurchases in each of November 2014, June 2017, and November 2020, and by $7.5 billion in each of February 2022, and June 2026, for a total of $35.0 billion in repurchase authorizations.
Unregistered Sales of Equity Securities
We did not make any unregistered sales of equity in the third quarter of 2026.
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

Aon plc
(Registrant)

October 28, 2026	By:	/s/ David DeBrunner
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

2.2^
Agreement and Plan of Merger, by and among USI Advantage Corp., Aon North America, Inc., Cortlandt Acquisition Corp., Aon plc and Uno Aggregator II L.P., as Securityholder Representative, dated as of August 30, 2026 (incorporated by reference to Exhibit 2.1 to Aon’s Current Report on Form 8-K filed with the SEC on August 31, 2026).

3.1	Memorandum and Articles of Association of Aon plc (Incorporated by reference to Exhibit 3.1 to Aon’s Current Report on Form 8-K filed with the SEC on June 4, 2021).
4.1
Second Indenture Supplement, dated as of September 17, 2026, among the Issuers, the Guarantors and the Trustee (incorporated by reference to Exhibit 4.2 to Aon’s Current Report on Form 8-K filed with the SEC on September 17, 2026).

4.2	Form of 2029 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.3	Form of 2031 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.4	Form of 2033 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.5	Form of 2036 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.6	Form of 2038 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.7	Form of 2046 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
4.8	Form of 2056 Notes (including the Guarantees) (included as Exhibit A to Exhibit 4.1)
10.1#
Letter Agreement, dated as of August 17, 2026, by and between Edmund Reese and Aon Corporation (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on August 17, 2026).

10.2
Term Loan Credit Agreement, dated as of September 18, 2026, by and among Aon North America, Inc., Aon plc, Aon Corporation, Aon Global Holdings plc and Aon Global Limited, Citibank, N.A., as administrative agent, BofA Securities, Inc., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the SEC on September 22, 2026).

10.3
Revolving Credit Agreement, dated as of September 18, 2026, by and among Aon North America, Inc., Aon Corporation, Aon Global Holdings plc, Aon UK Limited, Aon Global Limited, Aon plc, as guarantor, Citibank, N.A., as administrative agent, BofA Securities, Inc., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Aon’s Current Report on Form 8-K filed with the SEC on September 22, 2026).

22.1*	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1*	Certification of CEO.
31.2*	Certification of Interim CFO.
32.1**	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2**	Certification of Interim CFO Pursuant to section 1350 of Title 18 of the United States Code.
101*	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
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
** Furnished herewith
^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Aon hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that Aon may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.